Form 10-Q
period 2014-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2015-02-09
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2014.

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
                                               Yes [ ]                                                                              No [X]

As of February 4, 2015, the registrant had 88,525,099 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Nine Months Ended December 31, 2014 and 2013	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Nine Months Ended December 31, 2014 and 2013	4

		Condensed Consolidated Balance Sheets
		December 31, 2014 and 2013 and March 31, 2014	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Nine Months Ended December 31, 2014 and 2013	6

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended December 31, 2014 and 2013	7

		Notes to Condensed Consolidated Financial Statements	8 – 24

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	25 – 36

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

	Item 4.	Controls and Procedures	36 – 37

Part II.	Other Information

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Mine Safety Disclosures	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	38

Signature			39

Index of Exhibits			40

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2014	2013	2014	2013

Sales and other operating revenues	$488,921	$654,550	$1,327,753	$1,739,117
Cost of goods and services sold	419,217	570,709	1,151,462	1,542,812
Gross profit	69,704	83,841	176,291	196,305
Selling, general and administrative expenses	38,882	30,156	106,207	100,288
Other income (expense)	146	(1,627)	1,273	(882)
Restructuring and asset impairment charges	—	1,988	500	4,764
Operating income	30,968	50,070	70,857	90,371
Debt retirement expense (income)	(338)	64	(338)	55,663
Interest expense (includes debt amortization of $2,131 and $2,609 for the three months and $5,693 and $7,811 for the nine months in 2014 and 2013, respectively)	28,277	29,052	83,694	89,579
Interest income	1,486	1,108	4,411	4,953
Income (loss) before income taxes and other items	4,515	22,062	(8,088)	(49,918)
Income tax expense	4,481	9,423	12,912	20,582
Equity in net income of investee companies	1,088	378	1,642	698
Net income (loss)	1,122	13,017	(19,358)	(69,802)
Less: Net loss attributable to noncontrolling interests	(230)	(270)	(182)	(245)
Net income (loss) attributable to Alliance One International, Inc.	$1,352	$13,287	$(19,176)	$(69,557)

Income (loss) per share:
Basic	$.02	$.15	$(.22)	$(.79)
Diluted	$.02	$.14	$(.22)	$(.79)

Weighted average number of shares outstanding:
Basic	88,409	87,878	88,212	87,641
Diluted	88,409	98,939	88,212	87,641

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013

Net income (loss)	$1,122	$13,017	$(19,358)	$(69,802)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2,095)	889	(6,174)	3,499
Defined benefit pension amounts reclassified to income	413	522	1,240	1,566
Total other comprehensive income (loss), net of tax	(1,682)	1,411	(4,934)	5,065
Total comprehensive income (loss)	(560)	14,428	(24,292)	(64,737)
Comprehensive income (loss) attributable to noncontrolling interests	(230)	(270)	(182)	(245)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(330)	$14,698	$(24,110)	$(64,492)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2014	December 31, 2013	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents				$235,009	$303,658	$234,742
Trade and other receivables, net				221,128	206,411	176,459
Accounts receivable, related parties				63,491	68,194	44,869
Inventories				961,064	770,435	760,607
Advances to tobacco suppliers				81,016	126,856	49,598
Recoverable income taxes				6,673	4,023	4,789
Current deferred taxes				10,204	24,245	10,013
Prepaid expenses				27,105	25,415	27,667
Other current assets				11,840	14,157	12,053
Total current assets				1,617,530	1,543,394	1,320,797
Other assets
Investments in unconsolidated affiliates				53,769	24,861	50,876
Goodwill and other intangible assets				32,739	35,369	34,725
Long-term recoverable income taxes				5,992	4,253	5,423
Deferred income taxes				35,952	46,540	40,927
Other deferred charges				17,426	21,072	19,038
Other noncurrent assets				31,876	43,008	42,255
				177,754	175,103	193,244
Property, plant and equipment, net				240,554	260,892	261,246
				$2,035,838	$1,979,389	$1,775,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$506,822	$544,235	$212,669
Accounts payable				59,682	73,888	115,177
Due to related parties				24,767	18,455	63,384
Advances from customers				57,290	69,014	22,133
Accrued expenses and other current liabilities				107,029	97,660	72,694
Income taxes				9,194	7,764	10,784
Long-term debt current				2,894	56,066	4,556
Total current liabilities				767,678	867,082	501,397

Long-term debt				923,618	721,846	900,363
Deferred income taxes				4,997	6,782	5,788
Liability for unrecognized tax benefits				9,292	8,622	9,436
Pension, postretirement and other long-term liabilities				75,293	95,531	81,415
				1,013,200	832,781	997,002
Commitments and contingencies
Stockholders’ equity	December 31, 2014	December 31, 2013	March 31, 2014
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,378	96,004	96,012	467,934	463,146	465,682
Retained deficit				(173,164)	(136,886)	(153,988)
Accumulated other comprehensive loss				(43,035)	(50,127)	(38,101)
Total stockholders’ equity of Alliance One International, Inc.				251,735	276,133	273,593
Noncontrolling interests				3,225	3,393	3,295
Total equity				254,960	279,526	276,888
				$2,035,838	$1,979,389	$1,775,287
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net loss	—	(69,557)	—	—	(245)	(69,802)
Restricted stock surrendered	(323)	—	—	—	—	(323)
Stock-based compensation	2,555	—	—	—	—	2,555
Other comprehensive income, net of tax	—	—	3,499	1,566	—	5,065

Balance, December 31, 2013	$463,146	$(136,886)	$(2,225)	$(47,902)	$3,393	$279,526

Balance, March 31, 2014	$465,682	$(153,988)	$(1,640)	$(36,461)	$3,295	$276,888
Net loss	—	(19,176)	—	—	(182)	(19,358)
Acquisition of noncontrolling interest	—	—	—	—	112	112
Restricted stock surrendered	(145)	—	—	—	—	(145)
Stock-based compensation	2,397	—	—	—	—	2,397
Other comprehensive loss, net of tax	—	—	(6,174)	1,240	—	(4,934)

Balance, December 31, 2014	$467,934	$(173,164)	$(7,814)	$(35,221)	$3,225	$254,960

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2014 and 2013 (Unaudited)

(in thousands)	December 31, 2014	December 31, 2013

Operating activities
Net loss	$(19,358)	$(69,802)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	22,247	24,781
Debt amortization/interest	6,691	9,748
Debt retirement	(338)	55,663
Loss on foreign currency transactions	5,167	13,267
Restructuring and asset impairment charges	500	4,764
Gain on sale of property, plant and equipment	(1,322)	(195)
Bad debt expense	12,417	14
Equity in net income of unconsolidated affiliates, net of dividends	(1,642)	145
Stock-based compensation	2,562	2,492
Changes in operating assets and liabilities, net	(343,219)	132,291
Other, net	729	1,616
Net cash provided (used) by operating activities	(315,566)	174,784

Investing activities
Purchases of property, plant and equipment	(19,585)	(15,291)
Proceeds from sale of property, plant and equipment	15,063	709
Payments to acquire equity method investments	(1,655)	—
Surrender of life insurance policies	1,194	2,482
Other, net	(733)	(1,002)
Net cash used by investing activities	(5,716)	(13,102)

Financing activities
Net proceeds from short-term borrowings	306,540	182,083
Proceeds from long-term borrowings	210,000	885,300
Repayment of long-term borrowings	(188,864)	(961,121)
Debt issuance cost	(4,963)	(22,579)
Debt retirement costs	—	(34,411)
Other, net	415	111
Net cash provided by financing activities	323,128	49,383

Effect of exchange rate changes on cash	(1,579)	567

Increase in cash and cash equivalents	267	211,632
Cash and cash equivalents at beginning of period	234,742	92,026
Cash and cash equivalents at end of period	$235,009	$303,658

Other information:
Cash paid for income taxes	$11,728	$13,901
Cash paid for interest	50,971	56,805
Cash received from interest	4,554	6,782

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. Included in Operating Income for the three months and nine months ended December 31, 2014 is a pretax charge of approximately $8,000 and $12,000, respectively, primarily resulting from increased reserves on customer receivables. Included in Operating Income for the nine months ended December 31, 2013 is a pretax charge of approximately $11,000 primarily resulting from reducing the estimate for recoveries of advances to tobacco suppliers in Zambia. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest in the subsidiary under the equity method of accounting at March 31, 2014. As a result, the December 31, 2014 Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows do not include the assets, liabilities, results of operations and cash flows of this subsidiary which were included in the December 31, 2013 financial statements.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $3,468 and $4,848 for the three months ended December 31, 2014 and 2013, respectively and $17,956 and $15,810 for the nine months ended December 31, 2014 and 2013, respectively.

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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of December 31, 2014, the Company’s unrecognized tax benefits totaled $9,878, of which $7,383 would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014, accrued interest and penalties totaled $850 and $1,057 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2014, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2012; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2014
The effective tax rate used for the nine months ended December 31, 2014 was (159.6)% compared to (41.2)% for the nine months ended December 31, 2013. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The Company expects the tax rate for the year ended March 31, 2015 to be 187.4% after absorption of discrete items.
         For the nine months ended December 31, 2014, the Company recorded a discrete event adjustment expense of $5,659, bringing the effective tax rate estimated for the nine months of (89.7)% to (159.6)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the nine months ended December 31, 2013 , the Company recorded a discrete event adjustment expense of $9,876, bringing the effective tax rate estimated for the nine months of (21.4)% to (41.2)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the nine months ended December 31, 2014 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2014	December 31, 2013	March 31, 2014
Amounts guaranteed (not to exceed)	$310,006	$167,914	$301,870
Amounts outstanding under guarantee	202,391	144,435	218,847
Fair value of guarantees	8,507	6,671	7,344

         Of the guarantees outstanding at December 31, 2014, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe and Brazil which is included in Accounts Receivable, Related Parties.

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of December 31, 2014 and 2013 and March 31, 2014, respectively, the Company had balances of $558, $188 and $26,076 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2014. The Company continues to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in Turkey during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $2,745 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261. Asset impairment charges of $680 were recorded for certain processing equipment in connection with the new venture. During the nine months ended December 31, 2013, employee separation charges of $580 and asset impairment charges of $759 were incurred as the Company continues to respond to changes in its business. As a result of the construction of a new U.S. cut rag facility with state of the art machinery and equipment, the Company recorded a $500 asset impairment charge for certain machinery and equipment at the previous facility during the nine months ended December 31, 2014.
         The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring and Asset Impairment Charges	2014	2013	2014	2013
Employee separation and other cash charges:
Beginning balance	$—	$1,048	$397	$668
Period charges:
Severance charges	—	852	—	2,064
Total period charges	—	852	—	2,064
Payments through December 31	—	(1,587)	(397)	(2,419)
Ending balance December 31	$—	$313	$—	$313
Asset impairment and other non-cash charges	$—	$1,136	$500	$2,700
Total restructuring charges for the period	$—	$1,988	$500	$4,764

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Separation and Other Cash Charges	2014	2013	2014	2013
Beginning balance:	$—	$1,048	$397	$668
South America	—	—	—	—
Value added services	—	—	—	—
Other regions	—	1,048	397	668
Period charges:	$—	$852	$—	$2,064
South America	—	—	—	433
Value added services	—	—	—	—
Other regions	—	852	—	1,631
Payments through December 31	$—	$(1,587)	$(397)	$(2,419)
South America	—	—	—	(433)
Value added services	—	—	—	—
Other regions	—	(1,587)	(397)	(1,986)
Ending balance December 31	$—	$313	$—	$313
South America	—	—	—	—
Value added services	—	—	—	—
Other regions	—	313	—	313

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2014 and 2013:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of December 31, 2014		10.25	6.00	—
March 31, 2013 balance
Gross carrying amount	$2,794	$33,700	$7,893	$16,918	$61,305
Accumulated amortization	—	(13,269)	(3,657)	(12,908)	(29,834)
Net March 31, 2013	2,794	20,431	4,236	4,010	31,471
Additions	—	—	—	563	563
Amortization expense	—	(843)	(433)	(1,510)	(2,786)
Net September 30, 2013	2,794	19,588	3,803	3,063	29,248
Additions	—	—	7,000	39	7,039
Amortization expense	—	(421)	(332)	(165)	(918)
Net December 31, 2013	2,794	19,167	10,471	2,937	35,369
Additions	—	—	—	284	284
Amortization expense	—	(421)	(330)	(177)	(928)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	395	395
Amortization expense	—	(843)	(333)	(394)	(1,570)
Net September 30, 2014	2,794	17,903	9,808	3,045	33,550
Additions	—	—	—	132	132
Amortization expense	—	(421)	(317)	(205)	(943)
Net December 31, 2014	$2,794	$17,482	$9,491	$2,972	$32,739
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
January 1, 2015 through March 31, 2015	421	523	682	$1,626
2016	1,685	2,319	881	4,885
2017	1,685	1,405	706	3,796
2018	1,685	1,403	477	3,565
2019	1,685	1,397	226	3,308
Subsequent years	10,321	2,444	—	12,765
	$17,482	$9,491	$2,972	$29,945
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2014. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At December 31, 2014 and 2013, and March 31, 2014, the Company’s investment in these joint ventures was $52,752, $23,841, and $49,860, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at December 31, 2014 and 2013, and March 31, 2014, respectively were $4,728, $915 and $10 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $111,065, $18,527 and $142,904 at December 31, 2014 and 2013, and March 31, 2014, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest under the equity method accounting at March 31, 2014. As a result, the information for the three months and nine months ended December 31, 2014 does not include the assets or results of operations for this subsidiary which were included in the information for the three months and nine months ended December 31, 2013.
          The following table presents the summary segment information for the three months and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Sales and other operating revenues:
South America	$65,867	$140,571	$366,030	$674,453
Value added services	35,412	32,600	102,636	93,537
Other regions	387,642	481,379	859,087	971,127
Total revenue	$488,921	$654,550	$1,327,753	$1,739,117

Operating income (loss):
South America	$(1,343)	$12,992	$17,949	$42,534
Value added services	2,093	3,818	5,886	9,347
Other regions	30,218	33,260	47,022	38,490
Total operating income	30,968	50,070	70,857	90,371

Debt retirement expense (income)	(338)	64	(338)	55,663
Interest expense	28,277	29,052	83,694	89,579
Interest income	1,486	1,108	4,411	4,953
Income (loss) before income taxes and other items	$4,515	$22,062	$(8,088)	$(49,918)

Analysis of Segment Assets	December 31, 2014	December 31, 2013	March 31, 2014
Segment assets:
South America	$472,837	$555,994	$457,585
Value added services	198,971	207,302	194,562
Other regions	1,364,030	1,216,093	1,123,140
Total assets	$2,035,838	$1,979,389	$1,775,287

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at December 31, 2014 and 2013. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,617 at a weighted average exercise price of $6.04 per share at December 31, 2014 and 6,885 at a weighted average exercise price of $6.04 per share at December 31, 2013.
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
          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2014 and 2013, respectively.

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands, except per share data)	2014		2013		2014		2013
BASIC INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$1,352		$13,287		$(19,176)		$(69,557)

SHARES
Weighted average number of shares outstanding	88,409		87,878		88,212		87,641

BASIC INCOME (LOSS) PER SHARE	$.02		$.15		$(.22)		$(.79)

DILUTED INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$1,352		$13,287		$(19,176)		$(69,557)
Plus interest expense on 5 1/2% convertible notes, net of tax	—		492		—	*	—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$1,352		$13,779		$(19,176)		$(69,557)

SHARES
Weighted average number of common shares outstanding	88,409		87,878		88,212		87,641
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—		122		—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—		10,939		—	*	—	*
Shares applicable to stock warrants	—	**	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	88,409		98,939		88,212		87,641
DILUTED INCOME (LOSS) PER SHARE	$.02		$.14		$(.22)		$(.79)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months and nine months ended December 31, 2014 and 2013, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented. The warrants began expiring October 15, 2014. They will be fully expired on April 8, 2015.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $824 and $780 for the three months ended December 31, 2014 and 2013, respectively and $2,562 and $2,492 for the nine months ended December 31, 2014 and 2013, respectively.

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)
          The Company’s shareholders approved amendments to the 2007 Incentive Plan (the “2007 Plan”) at its annual meetings of shareholders held on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.
          During the three months and nine months ended December 31, 2014 and 2013, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2014	2013	2014	2013
Restricted Stock
Number Granted	—	—	—	198
Grant Date Fair Value	$—	$—	$—	$3.80
Unrestricted Stock
Number Granted	117	—	211	—
Grant Date Fair Value	$1.58	$—	$1.75	$—
Restricted Stock Units
Number Granted	—	—	220	643
Grant Date Fair Value	$—	$—	$2.72	$3.85
Cash-Settled Restricted Stock Units
Number Granted	—	—	458	—
Grant Date Fair Value	$—	$—	$2.70	$—
Performance Based Stock Units
Number Granted	—	—	220	643
Grant Date Fair Value	$—	$—	$2.72	$3.85
Cash-Settled Performance Based Stock Units
Number Granted	—	—	458	—
Grant Date Fair Value	$—	$—	$2.70	$—

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals. Unrestricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,959 and the total assessment including penalties and interest at December 31, 2014 is $13,797. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $8,161 at December 31, 2014, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Other
Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7,400 plus interest and costs.  On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €48.  On December 23, 2014, Mindo, S.r.l. appealed the judgment of the Court of Rome to the Court of Appeal of Rome.  A hearing before the Court of Appeal of Rome has been set for June 12, 2015.  The outcome of, and timing of a decision on, the appeal are uncertain.
          In addition to the above-mentioned matter, certain of the Company’s subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters.  While the outcome of these matters cannot be predicted with certainty, the Company is vigorously defending them and does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.
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

11. DEBT ARRANGEMENTS

Notes Payable to Banks increased $294,153 from March 31, 2014 due to the seasonal financing for the purchasing and processing of the North America and Africa crops.
          On April 15, 2014, the Company’s senior secured revolving credit facility with a syndicate of banks automatically reduced to approximately $210,300 from approximately $303,900 per the amended and restated agreement dated August 1, 2013. At December 31, 2014, $180,000 was outstanding under the senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its senior secured revolving credit facility and its senior notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the senior secured revolving credit facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities.

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)
If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          During the three months ended December 31, 2014, the Company purchased $10,000 of its senior notes on the open market. All purchased securities were cancelled leaving $725,000 of the 9.875% senior notes outstanding at December 31, 2014. Associated costs paid were $25 and related discounts were $(710) resulting in net cash repayment of $9,315 and recorded in Repayment of Long-Term Borrowings in the Condensed Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $347 were accelerated.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At December 31, 2014, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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
           The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2014 and 2013, and March 31, 2014.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at December 31, 2014	Other Current Assets	$409	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at December 31, 2013	Other Current Assets	$1,388	Accrued Expenses and Other Current Liabilities	$13
Foreign currency contracts at March 31, 2014	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$169

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2014 and 2013.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2014	2013	2014	2013

Foreign currency contracts	Cost of goods and services sold	$(3,111)	$756	$(1,584)	$(1,917)

Alliance One International, Inc. and Subsidiaries

12. DERIVATIVE FINANCIAL INSTRUMENTS (cont.)

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
         The Company experienced a special termination benefit and curtailment loss of $1,261 during the quarter ended June 30, 2013 in connection with restructuring in Turkey, which has been recorded in Restructuring and Asset Impairment Charges.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost	$510	$530	1,530	$1,608
Interest expense	1,693	1,661	5,080	5,044
Expected return on plan assets	(1,678)	(1,519)	(5,032)	(4,556)
Amortization of prior service cost	48	49	145	151
Actuarial loss	558	761	1,672	2,278
Curtailment loss	—	—	—	77
Special termination benefit	—	—	—	1,184
Net periodic pension cost	$1,131	$1,482	$3,395	$5,786

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the nine months ended December 31, 2014, contributions of $7,264 were made to pension plans for fiscal 2015. Additional contributions to pension plans of approximately $4,399 are expected during the remainder of fiscal 2015. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of December 31, 2014, contributions of $487 were made to the plans for fiscal 2015. Additional contributions of $415 to the plans are expected during the rest of fiscal 2015. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Postretirement Health and Life Insurance Benefits (continued)

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost	$11	$17	32	$50
Interest expense	135	143	403	427
Amortization of prior service cost	(303)	(410)	(909)	(1,230)
Actuarial loss	111	122	333	368
Net periodic pension (benefit)	$(46)	$(128)	$(141)	$(385)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2014	December 31, 2013	March 31, 2014
Processed tobacco	$763,910	$561,936	$404,683
Unprocessed tobacco	157,838	181,542	309,570
Other	39,316	26,957	46,354
	$961,064	$770,435	$760,607

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2014	$(1,640)	$(36,461)	$(38,101)
Other comprehensive earnings before reclassifications	(4,079)	—	(4,079)
Amounts reclassified to net earnings, net of tax	—	827	827
Other comprehensive earnings, net of tax	(4,079)	827	(3,252)
Balances, September 30, 2014	(5,719)	(35,634)	(41,353)
Other comprehensive earnings before reclassifications	(2,095)	—	(2,095)
Amounts reclassified to net earnings, net of tax	—	413	413
Other comprehensive earnings, net of tax	(2,095)	413	(1,682)
Balances, December 31, 2014	$(7,814)	$(35,221)	$(43,035)

Balances, March 31, 2013	$(5,724)	$(49,468)	$(55,192)
Other comprehensive earnings before reclassifications	2,610	—	2,610
Amounts reclassified to net earnings, net of tax	—	1,044	1,044
Other comprehensive earnings, net of tax	2,610	1,044	3,654
Balances, September 30, 2013	(3,114)	(48,424)	(51,538)
Other comprehensive earnings before reclassifications	889	—	889
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive earnings, net of tax	889	522	1,411
Balances, December 31, 2013	$(2,225)	$(47,902)	$(50,127)

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Pension and postretirement plans (*):
Actuarial loss	$669	$883	$2,005	$2,646
Amortization of prior service cost	(256)	(361)	(765)	(1,080)
	$413	$522	$1,240	1,566

Amounts reclassified from accumulated other comprehensive losses to net earnings	$413	$522	$1,240	$1,566
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
          The agreements for the second and third securitization programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The investment limits under these agreements are $35,000 and $100,000, respectively. The $35,000 agreement expired December 31, 2014.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been increased by $7,440 as of December 31, 2014 and reduced by $31,531 and $16,575 as a result of the net settlement as of December 31, 2013 and March 31, 2014, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.

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

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2014	2013	2014
Receivables outstanding in facility	$80,622	$218,506	$204,364
Beneficial interest	$27,221	$37,207	$35,559
Servicing liability	$21	$115	$69
Cash proceeds for the nine months ended December 31:
Cash purchase price	$299,243	$571,067
Deferred purchase price	140,871	198,489
Service fees	460	379
Total	$440,574	$769,935

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

	December 31, 2014	December 31, 2013	March 31, 2014
Carrying value	$926,512	$777,912	$904,919
Estimated fair value	861,499	736,399	919,435

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of December 31, 2014 and 2013 and March 31, 2014 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at December 31, 2014 by $47 and $94, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by certain unconsolidated subsidiaries. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at December 31, 2014 would change by $738 or $1,462, respectively.

          Unconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at December 31, 2014 would change by $665 or $1,316, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	December 31, 2014			December 31, 2013			March 31, 2014
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$409	$—	$409	$1,388	$—	$1,388	$—	$—	$—
Securitized beneficial interests	—	27,221	27,221	—	37,207	37,207	—	35,559	35,559
Total Assets	$409	$27,221	$27,630	$1,388	$37,207	$38,595	$—	$35,559	$35,559
Liabilities
Guarantees	$—	$8,507	$8,507	$—	$6,671	$6,671	$—	$7,344	$7,344
Derivative financial instruments	—	—	—	13	—	13	169	—	169
Total liabilities	$—	$8,507	$8,507	$13	$6,671	$6,684	$169	$7,344	$7,513

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended December 31, 2014		Nine Months Ended December 31, 2014
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$35,252	$7,272	$35,559	$7,344
Issuances of guarantees/sales of receivables	50,549	2,158	144,616	10,677
Settlements	(57,955)	(923)	(150,451)	(7,203)
Losses recognized in earnings	(625)	—	(2,503)	(2,311)
Ending Balance December 31, 2014	$27,221	$8,507	$27,221	$8,507

	Three Months Ended December 31, 2013		Nine Months Ended December 31, 2013
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$35,304	$6,023	$31,992	$6,367
Issuances of guarantees/sales of receivables	80,006	2,348	192,004	8,386
Settlements	(76,640)	(1,404)	(183,862)	(7,786)
Losses recognized in earnings	(1,463)	(296)	(2,927)	(296)
Ending Balance December 31, 2013	$37,207	$6,671	$37,207	$6,671

The amount of unrealized losses relating to assets still held at the respective dates of December 31, 2014 and 2013 and March 31, 2014 were $838, $944 and $1,572 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at December 31, 2014:

	Fair Value at December 31, 2014		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$27,221	Discounted Cash Flow	Discount Rate	2.66% to 2.74%
			Payment Speed	68 to 112 days
Tobacco Supplier Guarantees	$1,371	Historical Loss	Historical Loss	13.00% to 19.00%
Tobacco Supplier Guarantees	$3,712	Discounted Cash Flow	Market Interest Rate	13.00% to 21.95%
Unconsolidated Subsidiary Guarantees	$3,424	Discounted Cash Flow	Market Interest Rate	12.00%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2014	December 31, 2013	March 31, 2014
Balances:
Accounts receivable	$63,491	$68,194	$44,869
Accounts payable	24,767	18,455	63,384

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Transactions:
Sales	$349	$—	16,160	$—
Purchases	52,302	56,977	140,431	142,686

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,460. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At December 31, 2014, the basis difference was $13,002.

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT

On February 6, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment"), which amended the credit agreement, as amended (the “Credit Agreement”), governing the Company’s senior secured revolving credit facility. The Second Amendment modified the Minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 1.50 to 1.00 for the period ended December 31, 2014 and the period ending March 31, 2015 and modified the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 7.90 to 1.00 for the period ended December 31, 2014.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the quarter, tobacco revenues and costs decreased primarily due to reduced full service volumes as a result of delayed shipment timing, the deconsolidation of a Brazilian subsidiary following completion of the joint venture in March 2014, the impact of tobacco oversupply in the global market and less favorable weather conditions in some sourcing markets. The decrease in revenues was partially offset by increased processing revenues related to a larger U.S. crop. Reduced full service volumes and sales decreased gross profit and operating income, while gross profit as a percentage of sales improved to 14.3% versus 12.8% last year mainly as a result of lower conversion costs in Asia and North America related to efficiency improvements and the larger U.S. flue cured crop this year, customer and product mix and new selling opportunities.
          For the year-to-date period, revenues and costs were also impacted by the same factors noted for the quarter. However, as a result of reduced conversion costs, customer and product mix, new selling opportunities and the positive impact from derivatives and currency movement, combined with reductions in unrecovered tobacco supplier advances resulted in an increase in gross profit as a percentage of sales to 13.3% this year from 11.3% last year. Gross profit dollars decreased 10.2% mainly related to lower full service volume and revenue. Selling, general and administrative expenses increased mainly due to reserves for uncollected customer accounts, while restructuring and impairment costs decreased due to the related impacts from the formation of a new European processing joint venture that did not recur this year. As a result of these factors operating income decreased 21.6% compared to last year. Last year, we concluded several debt refinancing transactions. As a result of the non-recurrence of debt retirement costs and lower interest expense, pretax loss and net loss were reduced.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. In fiscal 2014, we extended our U.S. revolving credit facility maturity to April 2017. At the same time, we issued $735.0 million of new eight year 9.875% senior secured second lien notes that refinanced our $635.0 million senior notes, effectively extending the maturity on this tranche to 2021. Additionally, we have retired our $115.0 million senior subordinated convertible notes. The collective refinancing extended maturities for the majority of our long-term debt and reduced uncertainty related to the capital markets. During the third quarter this year we purchased and retired $10.0 million of our 9.875% Senior Secured Second Lien Notes, reducing the face amount outstanding to $725.0 million, consistent with our stated plan of reducing long term debt. We will continue to monitor the capital markets and utilize various short-term funding sources to enhance and drive various business opportunities that maintain flexibility and meet cost expectations. In addition, in the future, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.

Outlook

Volume and sales are being impacted by delayed shipment timing from Africa and the U.S. that is anticipated to ship in the fourth quarter and an oversupply in global tobacco leaf markets. Some customers have been reducing inventory durations faster than initially anticipated at the end of the last fiscal year, based on reduced consumer demand for their products in certain markets. As typically encountered during periods of oversupply, some markets developed slowly this year, hampered further by South American weather conditions that resulted in a later start to purchasing and processing. Additionally, some African and North American shipments were delayed due to modified customer timing requirements. While in the past few years we have shipped a large portion of our volumes in the second half of our fiscal year, this year significantly more volume is now planned to occur in the fourth quarter. As a result of these factors, we anticipate based in part on expected shipments, fiscal year 2015 revenue will be below the prior year with improved full year gross profit as a percentage of sales versus last year, as well as increased pretax income.
          To better position our company as we look to the future, we are planning a comprehensive global restructuring program to commence in the fourth quarter and to be completed over 18 months. As part of the plan we will look to further improve efficiencies in our operations around the world, reduce our cost structure further and optimize our global footprint. Improvements to our global foot print will include rationalizing certain markets that are not meeting performance metrics and do not represent strong future opportunities, while focusing on maximizing core markets where investments have been made over the past four years.
          Our customers value our industry leading global initiatives and are evaluating how we measure our success and areas for improvement. As such, we believe further investment in sustainability and social responsibility programs are a clear differentiator and will help to grow our business where appropriate returns exists. Therefore, controlled investment in these core areas with focus on our customers’ longer term requirements is anticipated to improve our results and increase shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended						Nine Months Ended
	December 31						December 31,
			Change					Change
(in millions, except per kilo amounts)	2014		$		%	2013	2014	$		%	2013
Kilos sold	93.3		(26.2)		(21.9)	119.5	247.8	(76.7)		(23.6)	324.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$448.1		$(173.0)		(27.9)	$621.1	$1,234.1	$(439.6)		(26.3)	$1,673.7
Average price per kilo	4.80		(0.40)		(7.7)	5.20	4.98	(0.18)		(3.5)	5.16
Processing and other revenues	40.8		7.4		22.2	33.4	93.7	28.3		43.3	65.4
Total sales and other operating revenues	488.9		(165.6)		(25.3)	654.5	1,327.8	(411.3)		(23.7)	1,739.1
Tobacco cost of goods sold:
Tobacco costs	375.6		(155.9)		(29.3)	531.5	1,046.0	(393.0)		(27.3)	1,439.0
Transportation, storage and other period costs	21.1		0.9		4.5	20.2	48.7	(10.6)		(17.9)	59.3
Derivative financial instrument and exchange losses	1.6		2.4		300.0	(0.8)	1.0	(6.0)		(85.7)	7.0
Total tobacco cost of goods sold	398.3		(152.6)		(27.7)	550.9	1,095.7	(409.6)		(27.2)	1,505.3
Average cost per kilo	4.27		(0.34)		(7.4)	4.61	4.42	(0.22)		(4.7)	4.64
Processing and other revenues cost of services sold	20.9		1.1		5.6	19.8	55.8	18.3		48.8	37.5
Total cost of goods and services sold	419.2		(151.5)		(26.5)	570.7	1,151.5	(391.3)		(25.4)	1,542.8
Gross profit	69.7		(14.1)		(16.8)	83.8	176.3	(20.0)		(10.2)	196.3
Selling, general and administrative expenses	38.9		8.8		29.2	30.1	106.2	6.0	—	6.0	100.2
Other income (expense)	0.2		1.8		112.5	(1.6)	1.3	2.3		230.0	(1.0)
Restructuring and asset impairment charges	—		(2.0)		(100.0)	2.0	0.5	(4.2)		(89.4)	4.7
Operating income	31.0		(19.1)		(38.1)	50.1	70.9	(19.5)		(21.6)	90.4
Debt retirement expense (income)	(0.3)		(0.4)		(400.0)	0.1	(0.3)	(56.0)		(100.5)	55.7
Interest expense	28.3		(0.8)		(2.7)	29.1	83.7	(5.9)		(6.6)	89.6
Interest income	1.5		0.4		36.4	1.1	4.4	(0.6)		(12.0)	5.0
Income tax expense	4.5		(4.9)		(52.1)	9.4	12.9	(7.7)		(37.4)	20.6
Equity in net income of investee companies	1.1		0.7		175.0	0.4	1.6	0.9		128.6	0.7
Income (loss) attributable to noncontrolling interests	(0.2)		0.1		33.3	(0.3)	(0.2)	—		—	(0.2)
Loss attributable to Alliance One International, Inc.	$1.4	*	$(11.9)	*	(89.5)	$13.3	$(19.2)	$50.4		72.4	$(69.6)

* Amounts do not equal column totals due to rounding

Alliance One International, Inc. and Subsidiaries

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Summary. Total sales and other operating revenues decreased 25.3% to $488.9 million primarily due to a 21.9% decrease in volumes. Reduced volumes were primarily from the timing of shipments, the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014 as well as the impact of an oversupply of tobacco in the global market. As a result of the oversupply, prices paid to tobacco suppliers in Brazil and Africa are lower this year which has lowered our average sales prices and average tobacco costs on a per kilo basis. Also lowering average sales prices and average tobacco costs on a per kilo basis was the impact of product mix and customer mix in Asia and Africa. Processing revenue and cost of services increases are primarily related to a larger U.S. flue cured crop this year which led to increased customer requirements. Primarily the result of lower volumes, gross margin decreased 16.8% to $69.7 million. As a result of the customer mix and product mix in Africa and Asia as well as lower conversion costs in North America due to the larger U.S. flue cured crop this year, our gross margin as a percentage of sales improved from 12.8% to 14.3%. Selling, general and administrative expense ("SG&A") increased primarily from reserves for customer receivables. The prior year included restructuring and asset impairment charges attributable to equipment charges in Africa and further employee termination costs related to our joint processing venture in Europe. Due to the changes in our results for the quarter, operating income decreased 38.1% to $31.0 million when compared with the prior year.
          Our interest costs decreased from the prior year primarily due to lower average borrowings partially offset by higher average rates. Our effective tax rate was 99.2% this year compared to 42.7% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

South America Region

South America Region Supplemental Information
	Three Months Ended
		December 31,
		Change
	2014	$	%	2013
Kilos sold	15.9	(15.6)	(49.5)	31.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$64.5	$(74.5)	(53.6)	$139.0
Average price per kilo	4.06	(0.35)	(7.9)	4.41
Processing and other revenues	1.4	(0.2)	(12.5)	1.6
Total sales and other operating revenues	65.9	(74.7)	(53.1)	140.6
Tobacco cost of goods sold:
Tobacco costs	$55.5	$(57.6)	(50.9)	113.1
Transportation, storage and other period costs	4.7	(0.9)	(16.1)	5.6
Derivative financial instrument and exchange losses	4.4	3.5	388.9	0.9
Total tobacco cost of goods sold	64.6	(55.0)	(46.0)	119.6
Average cost per kilo	4.06	0.26	6.8	3.80
Processing and other revenues cost of services sold	(1.2)	(1.3)	(1,300.0)	0.1
Total cost of goods and services sold	63.4	(56.3)	(47.0)	119.7
Gross profit	2.5	(18.4)	(88.0)	20.9
Selling, general and administrative expenses	4.0	(3.5)	(46.7)	7.5
Other income (expense)	0.2	0.6	(150.0)	(0.4)
Restructuring and asset impairment charges	—	—	—	—
Operating income (loss)	$(1.3)	$(14.3)	(110.0)	$13.0

Total sales and other operating revenues decreased 53.1% to $65.9 million primarily due to a 49.5% decrease in volumes as a result of adverse weather conditions, the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014 as well as the impact of an oversupply of tobacco in the global market. Primarily due to the downward pressure on sales prices due to an oversupply in the market and lower prices paid to tobacco suppliers, average sales prices per kilo decreased 7.9%. Average tobacco costs on a per kilo basis increased primarily due to the impact of currency movements compared to the prior year and product mix partially offset by lower prices paid to tobacco suppliers. Processing and other revenues was comparable to the prior year while costs of processing decreased $1.3 million due to the timing of recognition of gross profit related to processing for our former Brazilian subsidiary. As a result of lower volumes this year, gross margin decreased 88.0% to $2.5 million compared to last year. Gross margin as a percentage of sales decreased 11.1 percentage basis points from 14.9% to 3.8% of which 5.3 percentage basis points is attributable to currency movement. The remaining decrease in percentage basis points was related to

Alliance One International, Inc. and Subsidiaries

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013 (continued)

South America Region (continued)
customer mix and product mix. Reductions in SG&A were attributable to allocations for general corporate services. Operating income (loss) declined 110.0% from the prior year as a result of the impact of the change in results for the region.

Value Added Services

Value Added Services Supplemental Information
	Three Months Ended
		December 31,
		Change
	2014	$	%	2013
Kilos sold	6.6	0.6	10.0	6.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$33.0	$3.0	10.0	$30.0
Average price per kilo	5.00	—	—	5.00
Processing and other revenues	2.4	(0.2)	(7.7)	2.6
Total sales and other operating revenues	35.4	2.8	8.6	32.6
Tobacco cost of goods sold:
Tobacco costs	$26.4	$2.3	9.5	24.1
Transportation, storage and other period costs	1.5	0.4	36.4	1.1
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	27.9	2.7	10.7	25.2
Average cost per kilo	4.23	0.03	0.7	4.20
Processing and other revenues cost of services sold	1.8	(0.1)	(5.3)	1.9
Total cost of goods and services sold	29.7	2.6	9.6	27.1
Gross profit	5.7	0.2	3.6	5.5
Selling, general and administrative expenses	3.6	1.9	111.8	1.7
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$2.1	$(1.7)	(44.7)	$3.8

Total sales and other operating revenues increased 8.6% to $35.4 million primarily due to a 10.0% improvement in volumes resulting from increased demand for our cut rag products. Average selling prices per kilo and average tobacco cost per kilo remained consistent with the prior year. As a result, gross margin improved marginally to $5.7 million. The change in product mix resulted in gross margin as a percentage of sales decreasing from 16.9% to 16.1%. SG&A increases were due to reserves for customer receivables during the current year. Primarily as a result of increased reserves for customer receivables, operating income decreased $1.7 million to $2.1 million compared to same quarter last year.

Alliance One International, Inc. and Subsidiaries

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		December 31,
		Change
	2014	$	%	2013
Kilos sold	70.8	(11.2)	(13.7)	82.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$350.6	$(101.5)	(22.5)	$452.1
Average price per kilo	4.95	(0.56)	(10.2)	5.51
Processing and other revenues	37.0	7.8	26.7	29.2
Total sales and other operating revenues	387.6	(93.7)	(19.5)	481.3
Tobacco cost of goods sold:
Tobacco costs	$293.7	$(100.6)	(25.5)	394.3
Transportation, storage and other period costs	14.9	1.4	10.4	13.5
Derivative financial instrument and exchange gains	(2.8)	(1.1)	(64.7)	(1.7)
Total tobacco cost of goods sold	305.8	(100.3)	(24.7)	406.1
Average cost per kilo	4.32	(0.63)	(12.7)	4.95
Processing and other revenues cost of services sold	20.3	2.5	14.0	17.8
Total cost of goods and services sold	326.1	(97.8)	(23.1)	423.9
Gross profit	61.5	4.1	7.1	57.4
Selling, general and administrative expenses	31.3	10.4	49.8	20.9
Other income (expense)	—	1.2	100.0	(1.2)
Restructuring and asset impairment charges	—	(2.0)	(100.0)	2.0
Operating income	$30.2	$(3.1)	(9.3)	$33.3

Total sales and other operating revenues decreased 19.5% to $387.6 million primarily due to a 13.7% decrease in volumes sold primarily due to the timing of shipments in Africa and North America as well as the impact of an oversupply of tobacco in the global market across all regions. Average sales prices decreased 10.2% primarily due to lower prices paid to African tobacco suppliers as well as product mix and customer mix in Africa and Asia. Total tobacco costs per kilo decreased 12.7% primarily due to the lower prices paid to African tobacco suppliers in the current year combined with product mix and customer mix in Africa and Asia. Processing and other revenues increased 26.7% primarily due to a larger U.S. flue cured crop this year which led to increased customer requirements. Costs of processing only increased 14.0% due to lower conversion costs resulting from the increase in U.S. processing volumes. As a result, gross margin increased 7.1% to $61.5 million and gross margin as a percentage of sales increased from 11.9% to 15.9%. Increases in SG&A are associated with allocations for general corporate services primarily related to increased reserves for customer receivables. The prior year included restructuring and asset impairment charges attributable to equipment charges in Africa and further employee termination costs related to our joint processing venture in Europe. Primarily a result of increased SG&A, operating income decreased 9.3% to $30.2 million this year.

Alliance One International, Inc. and Subsidiaries

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013
Summary. Total sales and other operating revenues decreased 23.7% to $1,327.8 million primarily due to a 23.6% decrease in volumes. Processing revenues and cost of services increases were primarily due to processing for our former Brazilian subsidiary that is now deconsolidated following the completion of a joint venture in March 2014 and increased customer requirements due to a larger U.S. flue cured crop this year. Reduced volumes were primarily from Brazil due to the deconsolidation of the former Brazilian subsidiary as well as the impact of an oversupply of tobacco in the global market and the timing of shipments in Africa and North America. As a result of the oversupply, prices paid to tobacco suppliers in Brazil and Africa are lower this year which has lowered our average sales prices and average tobacco costs on a per kilo basis. Average tobacco costs per kilo were further decreased due to lower period costs primarily from the non-recurrence of prior year losses in Zambia related to reduced recoveries from tobacco suppliers and decreased derivative and exchange losses compared to the prior year. The decreases in tobacco costs substantially offset the decreases in tobacco revenues and gross margin decreased 10.2% to $176.3 million. Although volumes decreased this year, the impact of higher green costs not fully recovered from customers in the prior year, the non-recurrence of Zambia losses and improvements in currency movements, our gross margin as a percentage of sales improved from 11.3% to 13.3%. SG&A increased primarily from increased reserves for customer receivables that were partially offset by lower incentive compensation, professional fees and amortization related to internally developed software. Asset impairment charges in the current year are related to machinery and equipment at our previous U.S. cut rag facility following the construction of a new facility this year. The prior year included restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and equipment charges in Africa. Primarily due to lower volumes, operating income decreased 21.6% compared with the prior year.
          In the prior year, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $55.7 million were recorded including $21.1 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs decreased from the prior year related primarily due to lower average borrowings partially offset by higher average rates. Our effective tax rate was (159.6)% this year compared to (41.2)% last year. The variance in the effective tax rate between this year and last year is mainly related to differences in forecasted income for the respective years, differences in year-to-date income; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

South America Region

South America Region Supplemental Information
	Nine Months Ended
			December 31,
			Change
	2014		$	%	2013
Kilos sold	63.3		(59.1)	(48.3)	122.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$334.4		$(327.6)	(49.5)	$662.0
Average price per kilo	5.28		(0.13)	(2.4)	5.41
Processing and other revenues	31.6		19.1	152.8	12.5
Total sales and other operating revenues	366.0		(308.5)	(45.7)	674.5
Tobacco cost of goods sold:
Tobacco costs	$289.4		$(278.1)	(49.0)	567.5
Transportation, storage and other period costs	10.9	—	(6.7)	(38.1)	17.6
Derivative financial instrument and exchange losses	4.4		(1.6)	(26.7)	6.0
Total tobacco cost of goods sold	304.7		(286.4)	(48.5)	591.1
Average cost per kilo	4.81		(0.02)	(0.4)	4.83
Processing and other revenues cost of services sold	20.0		15.7	365.1	4.3
Total cost of goods and services sold	324.7		(270.7)	(45.5)	595.4
Gross profit	41.3		(37.8)	(47.8)	79.1
Selling, general and administrative expenses	26.3		(10.8)	(29.1)	37.1
Other income	2.9		2.0	222.2	0.9
Restructuring and asset impairment charges	—		(0.4)	(100.0)	0.4
Operating income	$17.9		$(24.6)	(57.9)	$42.5

Alliance One International, Inc. and Subsidiaries

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013 (continued)

South America Region (continued)
Total sales and other operating revenues decreased 45.7% to $366.0 million due to a 48.3% decrease in volumes primarily due to the impact of an oversupply of tobacco in the global market and the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014. Average sales prices decreased from lower prices paid to tobacco suppliers, downward pressure on sales prices due to an oversupply in the market and customer mix. Although prices paid to tobacco suppliers are lower this year, average tobacco costs on a per kilo basis remained consistent with the prior year due to product mix. Processing and other revenues increased 152.8% this year as a result of processing for the former Brazilian subsidiary that is now deconsolidated and the delay in delivery of the current crop. As a result of lower volumes this year, gross margin decreased 47.8% to $41.3 million compared to last year. However, due to not fully passing on the higher cost of the prior crop to customers last year and the impact of lower average tobacco cost per kilo this year, gross margin as a percentage of sales decreased slightly from 11.7% last year to 11.3% this year. Reductions in SG&A were attributable to allocations for general corporate services. Operating income declined 57.9% from the prior year as a result of the impact of the change in results for the region.

Value Added Services.

Value Added Services Supplemental Information
	Nine Months Ended
		December 31,
		Change
	2014	$	%	2013
Kilos sold	18.9	2.3	13.9	16.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$95.3	$9.5	11.1	$85.8
Average price per kilo	5.04	(0.13)	(2.5)	5.17
Processing and other revenues	7.3	(0.4)	(5.2)	7.7
Total sales and other operating revenues	102.6	9.1	9.7	93.5
Tobacco cost of goods sold:
Tobacco costs	$75.9	$7.4	10.8	68.5
Transportation, storage and other period costs	4.2	0.6	16.7	3.6
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	80.1	8.0	11.1	72.1
Average cost per kilo	4.24	(0.10)	(2.3)	4.34
Processing and other revenues cost of services sold	5.5	—	—	5.5
Total cost of goods and services sold	85.6	8.0	10.3	77.6
Gross profit	17.0	1.1	6.9	15.9
Selling, general and administrative expenses	10.7	4.1	62.1	6.6
Other income	0.1	0.1	100.0	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$5.9	$(3.4)	(36.6)	$9.3

Total sales and other operating revenues increased 9.7% to $102.6 million primarily due to a 13.9% increase in volumes primarily from increased demand for our cut rag and specialty blend products that were partially offset by a 2.5% decrease in average selling prices due to product mix. Increased tobacco costs of sales primarily from the increased volumes sold were partially offset by lower costs per kilo attributable to increased throughput, which lowered conversion costs, as well as product mix. As a result, gross margin improved 6.9% to $17.0 million, while gross margin as a percentage of sales decreased slightly from 17.0% to 16.6%. SG&A increases were due to reserves for customer receivables during the current year. With the construction of a new U.S. cut rag facility with state of the art machinery and equipment, an asset impairment charge of $.5 million was taken during the current year related to machinery and equipment at the previous facility. Primarily as a result of increased reserves for customer receivables and the asset impairment charge, operating income decreased $3.4 million to $5.9 million compared to last year.

Alliance One International, Inc. and Subsidiaries

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013 (continued)

Other Regions.

Other Regions Supplemental Information
	Nine Months Ended
		December 31,
		Change
	2014	$	%	2013
Kilos sold	165.6	(19.9)	(10.7)	185.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$804.4	$(121.5)	(13.4)	$925.9
Average price per kilo	4.86	(0.13)	(2.6)	4.99
Processing and other revenues	54.8	9.6	21.2	45.2
Total sales and other operating revenues	859.2	(111.9)	(11.5)	971.1
Tobacco cost of goods sold:
Tobacco costs	$680.7	$(122.3)	(15.2)	803.0
Transportation, storage and other period costs	33.6	(4.5)	(11.8)	38.1
Derivative financial instrument and exchange (gains) losses	(3.4)	(4.4)	(440.0)	1.0
Total tobacco cost of goods sold	710.9	(131.2)	(15.6)	842.1
Average cost per kilo	4.29	(0.25)	(5.5)	4.54
Processing and other revenues cost of services sold	30.3	2.6	9.4	27.7
Total cost of goods and services sold	741.2	(128.6)	(14.8)	869.8
Gross profit	118.0	16.7	16.5	101.3
Selling, general and administrative expenses	69.2	12.7	22.5	56.5
Other income (expense)	(1.7)	0.2	10.5	(1.9)
Restructuring and asset impairment charges	—	(4.3)	(100.0)	4.3
Operating income	$47.1	$8.5	22.0	$38.6

Total sales and other operating revenues decreased 11.5% to $859.2 million due to decreased tobacco sales revenue. Processing revenues and cost of services increases were due to increased customer volumes in the United States from a larger crop this year. Lower tobacco revenues and costs are primarily the result of lower volumes due to the timing of shipments in North America and Africa as well as the oversupply of tobacco in the global market. Currency movements in Europe also lowered tobacco costs as did the non-recurrence of the prior year charge for lower recoveries from Zambian tobacco suppliers of approximately $11.0 million. The decrease in tobacco costs more than offset the decrease in revenues. As a result, gross margin increased 16.5% to $118.0 million and gross margin as a percentage of sales increased from 10.4% to 13.7%. Increases in SG&A are associated with allocations for general corporate services and increased reserves for customer receivables which were partially offset by lower professional fees and amortization related to internally developed software. The prior year included restructuring and asset impairment charges related to a joint processing venture in Turkey and equipment charges in Africa. As a result of the changes in results for the region, operating income increased 22.0% to $47.1 million this year.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES:

Overview
Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia. In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein. During the three months ended December 31, 2014, we purchased $10.0 million of our senior notes.
         As of December 31, 2014, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2016 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
Our working capital increased from $819.4 million at March 31, 2014 to $849.8 million at December 31, 2014. Our current ratio was 2.1 to 1 at December 31, 2014 compared to 2.6 to 1 at March 31, 2014. The increase in working capital is primarily related to decreased accounts payable due to the timing of payments for tobacco purchases. The seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and North America crop cycles is offset by the seasonal increase in notes payable to banks.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $159.7 million of our outstanding cash balance at December 31, 2014 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	December31,		March 31,
(in millions except for current ratio)	2014	2013	2014
Cash and cash equivalents	$235.0	$303.7	$234.7
Trade and other receivables, net	221.1	206.4	176.5
Inventories and advances to tobacco suppliers	1,042.1	897.3	810.2
Total current assets	1,617.5	1,543.4	1,320.8
Notes payable to banks	506.8	544.2	212.7
Accounts payable	59.7	73.9	115.2
Advances from customers	57.3	69.0	22.1
Total current liabilities	767.7	867.1	501.4
Current ratio	2.1 to 1	1.8 to 1	2.6 to 1
Working capital	849.8	676.3	819.4
Long-term debt	923.6	721.8	900.4
Stockholders’ equity attributable to Alliance One International, Inc.	251.7	276.1	273.6
Net cash provided (used) by:
Operating activities	(315.6)	174.8	262.4
Investing activities	(5.7)	(13.1)	(20.4)
Financing activities	323.1	49.4	(100.5)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $490.4 million in 2014 compared to 2013. The increase in cash used was primarily due to more cash used for inventories and advances to tobacco suppliers in response to an oversupply market and the timing of shipments, an increase in receivables in accordance with payment terms and timing of shipments and less cash from customer advances related to changes in customer requirements.

Investing Cash Flows
Net cash used by investing activities decreased $7.4 million in 2014 compared to 2013. The decrease in cash used was primarily due increased proceeds from the sale of property in Europe partially offset by increased purchases of property, plant and equipment due to timing of investment in capital assets and payments to acquire certain equity method investments.

Financing Cash Flows
Net cash provided by financing activities increased $273.7 million in 2014 compared to 2013. This increase is primarily due to debt issuance, debt retirement and other debt related costs related to our debt refinancing in the prior year that did not recur in the current year. Also contributing to the increase is additional net proceeds from short-term borrowings to finance increased tobacco inventory resulting from supply and demand conditions and the timing of certain shipments from Africa and North America.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our senior secured revolving credit facility, long-term debt securities, customer advances and cash from operations. At December 31, 2014, we had cash of $235.0 million and total debt outstanding of $1,433.3 million comprised of $536.8 million of short-term and long-term notes payable to banks, $180.0 million of borrowings under the senior secured revolving credit facility, $4.2 million of other long-term debt and $712.3 million of 9.875% senior secured second lien notes. The $294.1 million seasonal increase in notes payable to banks from March 31, 2014 to December 31, 2014 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended December 31, 2014 and 2013, respectively, were $662.5 million at a weighted average interest rate of 5.0% and $727.5 million at a weighted average interest rate of 4.3%. Aggregated peak borrowings by facility occurring at anytime during the nine months ended December 31, 2014 and 2013 were repaid with cash provided by operating activities. Available credit as of December 31, 2014 was $470.9 million comprised of $30.3 million under our senior secured revolving credit facility, $430.2 million of notes payable to banks and $10.4 million of availability exclusively for letters of credit. In fiscal 2015, we expect to incur capital expenditures of approximately $27.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended December 31, 2014 and payment of dividends is restricted under the terms of our senior secured revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of December 31, 2014:

			December 31, 2014
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
	2014	2014	Available	Rate
Senior secured credit facility:
Revolver (1)	$175.0	$180.0	30.3	5.4%
Senior notes:
9.875% senior notes due 2021	721.1	712.3	—	9.9%
5 ½% convertible senior subordinated notes due 2014	1.1	—	—	5.5%
Long-term foreign seasonal borrowings	—	30.0	—	2.7%
Other long-term debt	7.7	4.2	—	7.7%	(2)
Notes payable to banks (3)	212.7	506.8	430.2	4.6%	(2)
Total debt	$1,117.6	$1,433.3	$460.5
Short term	$212.7	$506.8
Long term:
Long term debt current	$4.5	$2.9
Long term debt	900.4	923.6
	$904.9	$926.5
Letters of credit	$5.3	$8.0	10.4
Total credit available			$470.9
(1)  As of December 31, 2014 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2014.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2014, we had approximately $506.8 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $955.4 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $10.4 million available in unused letter of credit capacity with $8.0 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of December 31, 2014, approximately $30.0 million was drawn and outstanding with a maximum capacity totaling $30.0 million.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2014.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Changes in Internal Control Over Financial Reporting (continued)
          There were no changes that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7.4 million plus interest and costs.  On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €0.05 million.  On December 23, 2014, Mindo, S.r.l. appealed the judgment of the Court of Rome to the Court of Appeal of Rome.  A hearing before the Court of Appeal of Rome has been set for June 12, 2015.  The outcome of, and timing of a decision on, the appeal are uncertain.
          In addition to the above-mentioned matter, certain of the Company’s subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters.  While the outcome of these matters cannot be predicted with certainty, the Company is vigorously defending them and does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

On February 6, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment"), which amended the Credit Agreement dated as of July 2, 2009, as amended and restated as of August 1, 2013 and as further amended on May 30, 2014, between the Company, certain of its subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended, the "Credit Agreement"). The Second Amendment modified the Minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 1.50 to 1.00 for the period ended December 31, 2014 and the period ending March 31, 2015 and modified the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 7.90 to 1.00 for the period ended December 31, 2014.

Alliance One International, Inc. and Subsidiaries

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

Alliance One International, Inc.

/s/ Nichlas A. Fink
Date: February 9, 2015	Nichlas A. Fink Vice President - Controller and Chief Compliance Officer (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)