Form 10-K
period 2015-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2015-06-08
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2015

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

Large Accelerated Filer    []   Accelerated Filer    [X]    Non-Accelerated filer    []    Smaller Reporting Company    []
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $161.5 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of June 1, 2015, there were 88,583,099 shares of Common Stock outstanding (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 13, 2015) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

A. The Company

Alliance One International, Inc. ("we," "Alliance One" or the "Company") is a Virginia corporation with revenues of approximately $2.1 billion and operating income of approximately $110.8 million for the year ended March 31, 2015. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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

B. The Business

Leaf tobacco merchants purchase, process, pack, store and ship tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. In an increasing number of markets, we also provide agronomy expertise for growing leaf tobacco. Our revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to these manufacturers of tobacco products. Processing and other revenues are approximately 5% of our total revenues. We do not manufacture cigarettes or other consumer tobacco products.
          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Several of the large multinational cigarette manufacturers have operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to access and penetrate the international brand cigarette markets. As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs. We believe that for some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices. For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of the operations of existing leaf tobacco merchants, establishing new operations or contracting directly with suppliers. In fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International, Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. In recent years, Japan Tobacco, Inc. (“JTI”) enhanced their direct leaf procurement capabilities with the acquisition of small leaf processors in Malawi and Brazil and the formation a joint venture for tobacco leaf in the United States. Philip Morris International, Inc. (“PMI”) has also strengthened their direct leaf procurement capabilities with the acquisition of supplier contracts and the related assets from Alliance One and from another tobacco merchant in Brazil. In addition, some customers have entered into joint venture arrangements to secure their future leaf requirements. We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2015, 2014 and 2013, approximately 22%, 31% and 30%, respectively, of our purchases of tobacco were from the South America operating segment, approximately 7%, 5% and 5%, respectively, were from the Value Added Services operating segment and approximately 71%, 64% and 65%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 52%, 46% and 44% of our total purchases for the three years ended March 31, 2015, 2014 and 2013 respectively, were from China, the United States, Turkey and the Africa Region.

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
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of PMI and China Tobacco International, Inc. for the years ended March 31, 2015 and 2014; and PMI, JTI, Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013.
          In 2015, Alliance One delivered approximately 42% of its tobacco sales to customers in Europe and approximately 18% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In 2015, these Belgium sales accounted for 7% of sales to customers in Europe. The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

Reportable Segments
The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business. However, we maintain regional operating and financial management in North America, South America, Europe, Africa, Asia and Value Added Services to monitor our various operations in these areas. In reviewing these operations, we have concluded that the economic characteristics of South America and Value Added Services are dissimilar from the other operating regions. Based on this fact, we disclose South America and Value Added Services separately and aggregate the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.” Our financial performance is reviewed at this level and these regions represent our operating segments. See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

C. Other

Research and Development
We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees
Alliance One's consolidated entities employed approximately 3,281 persons, excluding seasonal employees, in our worldwide operations at March 31, 2015. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,429 employees at March 31, 2015 excluding approximately 4,256 seasonal employees. During processing periods, most seasonal employees as well as approximately 121 full-time factory personnel in the United States are covered by collective bargaining agreements. In the Value Added Services operating segment, Alliance One's consolidated entities employed approximately 232 persons, excluding approximately 8 seasonal employees, at March 31, 2015. Of those, approximately 69 hourly paid factory workers in the United States are covered by a collective bargaining agreement. In the South America operating segment, Alliance One's consolidated entities employed approximately 620 persons, excluding approximately 2,843 seasonal employees, at March 31, 2015. We consider Alliance One's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company's executive officers as of April 1, 2015, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
J. Pieter Sikkel	51	President and Chief Executive Officer

Graham J. Kayes	50	Executive Vice President - Business Relationship Management and Leaf

Jose Maria Costa Garcia	49	Executive Vice President - Global Operations and Supply Chain

Joel L. Thomas	48	Executive Vice-President - Chief Financial Officer

William L. O’Quinn, Jr.	46	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years.

J. Pieter Sikkel has served as President and Chief Executive Officer of Alliance One International, Inc., since March 2013, having previously served as President from December 14, 2010 through February 2013, Executive Vice President - Business Strategy and Relationship Management from May 2007 through December 13, 2010, and as Regional Director of Asia from May 2005 through April 2007.

Graham J. Kayes has served as Executive Vice President - Business Relationship Management and Leaf since July 2014, having previously served as Regional Director - Africa from February 2011 through June 2014, and as Managing Director of the Company's Tanzanian subsidiary from June 2007 through January 2011.

Jose Maria Costa Garcia has served as Executive Vice President - Global Operations and Supply Chain since August 2012, having previously served as Regional Director - Europe from September 2008 through July 2012, and as Regional Financial Director - Europe from April 2005 through August 2008.

Joel L. Thomas has served as Executive Vice President - Chief Financial Officer since January 2014, having previously served as Vice President - Treasurer from December 2005 through December 2013.

William L. O’Quinn, Jr. has served as Senior Vice President - Chief Legal Officer and Secretary since April 2011, having previously served as Senior Vice President - Assistant General Counsel and Secretary from January 2011 through March 2011, and as Assistant General Counsel and Assistant Secretary from August 2005 through December 2010.

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
          For the year ended March 31, 2015, each of Philip Morris International, Inc. and China Tobacco International Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

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

We have identified material weaknesses related to our internal controls in the past, and there can be no assurance that material weaknesses will not be identified in the future.
Prior to fiscal 2009, we identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board. We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2015 as reported elsewhere in this Annual Report. Although we intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.
We access the short-term capital markets and, from time to time, the long-term markets to obtain financing. Although we believe that we can continue to access the capital markets in fiscal 2016 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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
          As of March 31, 2015, we had approximately $330.3 million drawn and outstanding on short-term foreign seasonal lines with maximum capacity totaling $795.7 million subject to limitations under our senior secured credit facility. Additionally against these lines there was $10.9 million available in unused letter of credit capacity with $6.3 million issued but unfunded.
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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2015, we had approximately $1,072.1 million of indebtedness. In addition, the indenture governing the senior secured second lien notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.
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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our publicly traded senior secured second lien notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line of $210.3 million. There were no borrowings outstanding under this facility at March 31, 2015. If new debt is added to our current debt levels, the related risks we now face could intensify.

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
Global financial and credit markets exposes us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2015, we had approximately $330.3 million drawn and outstanding on short-term foreign seasonal lines with maximum capacity totaling $795.7 million. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing senior secured credit facility, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks that are lenders in the U.S. senior secured credit facility could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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
          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, to which 180 nations were parties at March 31, 2015, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2015.

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

	High	Low	Dividends Declared
Year Ended March 31, 2015
Fourth Quarter	$1.63	$0.83	$—
Third Quarter	2.10	1.52	—
Second Quarter	2.74	1.93	—
First Quarter	3.01	2.30	—
Year Ended March 31, 2014
Fourth Quarter	$3.10	$2.41	$—
Third Quarter	3.25	2.81	—
Second Quarter	4.23	2.79	—
First Quarter	3.99	3.41	—
          As of March 31, 2015, there were 4,995 shareholders, including 4,243 non-objecting beneficial holders of our common stock.
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
*$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright ©2015 S&P, a division of McGraw Hill Financial. All rights reserved.

Cumulative Total Return

	03/31/2010	03/31/2011	03/31/2012	03/31/2013	03/31/2014	03/31/2015
Alliance One International, Inc.	$100.00	$78.98	$74.07	$76.42	57.37	21.61
S&P 500	$100.00	$115.65	$125.52	$143.05	174.31	196.51
S&P Smallcap 600	$100.00	$125.26	$131.56	$152.80	195.29	212.32
Custom Peer Group	$100.00	$86.34	$96.80	$121.15	125.39	110.55

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

		Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2015	2014	2013	2012	2011
Summary of Operations
Sales and other operating revenues	$2,065,850	$2,354,956	$2,243,816	$2,150,767	$2,094,062
Restructuring and asset impairment charges (recoveries)	9,118	5,111	(55)	1,006	23,467
Operating income	110,835	119,059	160,272	154,813	132,874
Debt retirement expense (income) (1)	(771)	57,449	1,195	—	4,584
Net income (loss)	(15,597)	(87,002)	24,712	29,191	(72,148)
Net income (loss) attributable to Alliance One International, Inc.	(15,425)	(86,659)	24,013	29,451	(71,551)
Earnings Per Share Attributable to Alliance One International, Inc.:
Basic earnings (loss) per share	$(0.17)	$(0.99)	$0.27	$0.34	$(0.81)

Diluted earnings (loss) per share (2)	$(0.17)	$(0.99)	$0.25	$0.30	$(0.81)

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$672,236	$819,400	$843,803	$828,681	$846,860
Total assets	1,664,589	1,775,287	1,911,579	1,949,845	1,808,300
Long-term debt	738,943	900,363	830,870	821,453	884,371
Stockholders’ equity attributable to Alliance One International, Inc.	232,990	273,593	338,393	327,482	312,813

Other Data
Ratio of earnings to fixed charges	1.04	—	1.43	1.49	1.30
Coverage deficiency	n/a	47,277	n/a	n/a	n/a
Common shares outstanding at year end (3)	88,583	88,159	87,641	87,381	87,085
Number of stockholders at year end (4)	4,995	5,346	5,582	6,380	8,849

(1) For the year ended March 31, 2014, the Company refinanced its credit facility and long-term debt which resulted in recognition of significant costs to retire existing debt and accelerated recognition of related deferred financing costs and original issue discounts. For the year ended March 31, 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of related deferred financing costs.
(2) For the years ended March 31, 2015, 2014 and 2011, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the years ended March 31, 2015, 2014 and 2011, assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
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

Financial Results
Fiscal year 2015 volume and sales were impacted by global oversupply as a result of customers that modified inventory positions due to reduced consumer demand in some markets over the last 36 months, as well as the deconsolidation of a former Brazilian subsidiary in March 2014. However, primarily as a result of product mix, exchange rate movement and the non-recurrence of Zambia losses in the prior year, gross profit improved 6.3% and our gross profit as a percentage of sales improved from 10.2% to 12.3%. SG&A increased 2.2% as increased reserves for customer receivables were substantially offset by lower compensation costs, professional fees and amortization related to internally developed software. Other income decreased mainly due to the prior year gain of $20.4 million from the sale of a 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are primarily related to employee severance costs in connection with our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. Although operating income decreased by 7.0% from the prior year mainly driven by the non-recurrence of the Brazilian other income gain last year, our pretax income improved 109.4% from $(48.1) million to $4.5 million and was impacted by the non-recurrence of debt retirement costs associated with our refinancing last year.

Liquidity
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. We utilize surplus cash to reduce long-term debt and during the year purchased and canceled $15.0 million of our 9.875% Senior Secured Second Lien Notes, leaving $720.0 million of face value outstanding at year end. Our goal as we move forward is to reduce the amount of this debt by continuing to utilize surplus cash. Additionally, our liquidity position at March 31, 2015 remained strong and in line with our internal expectations at $813.2 million, comprised of $143.9 million of cash and $669.4 million of available credit, with $10.9 exclusively for letters of credit. We will continue to monitor the capital markets and utilize various short-term funding sources to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook
Planned global crop production is beginning to decrease in line with world-wide demand. It will likely take another crop cycle to achieve equilibrium or potentially undersupply in certain qualities, although the market has already begun to tighten in some origins. We will continue to monitor our customers’ requirements, as we further strengthen our operations, improve our global footprint and move further up the supply chain to meet our customers’ evolving sourcing parameters and simplification strategies. Partial vertical integration strategies by some manufactures are beginning to reverse as the efficiency benefits and costs savings of further leveraging compliant leaf merchants’ capabilities are presenting opportunities for growth. We will continue to focus on enhancing best agricultural practices globally and improving sustainability programs essential to our Company and customers.
Phase one of our restructuring and efficiency improvement program that commenced implementation in March 2015 is on track to deliver $30.0 million to$35.0 million of anticipated recurring annualized savings with approximately 75.0% to 80.0% of the actions targeted enacted by the end of September 2015. In addition to reducing our cost structure, we plan to further optimize our global footprint including rationalizing certain markets that are neither meeting internal performance expectations nor part of our customers’ future planning, while improving core markets where we have invested. We believe growth opportunities exist, and we are taking the steps required to strengthen our position as a preferred supplier to the world’s manufacturers. Execution on plans to address challenges and customer requirements are anticipated to improve shareholder value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Condensed Consolidated Statements of Operations and Supplemental Information
	Twelve Months Ended March 31,
			Change					Change
(in millions, except per kilo amounts)	2015		$		%	2014		$		%	2013
Kilos sold	378.4		(46.4)		(10.9)	424.8		0.6		0.1	424.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,947.5		$(321.5)		(14.2)	$2,269.0		$120.3		5.6	$2,148.7
Average price per kilo	5.15		(0.19)		(3.6)	5.34		0.27		5.3	5.07
Processing and other revenues	118.4		32.5		37.8	85.9		(9.2)		(9.7)	95.1
Total sales and other operating revenues	2,065.9		(289.0)		(12.3)	2,354.9		111.1		5.0	2,243.8
Tobacco cost of goods sold:
Tobacco costs	1,670.1		(302.2)		(15.3)	1,972.3		156.2		8.6	1,816.1
Transportation, storage and other period costs	68.7		(13.6)		(16.5)	82.3		7.0		9.3	75.3
Derivative financial instrument and exchange (gains) losses	(0.1)		(8.2)		(101.2)	8.1		(3.0)		(27.0)	11.1
Total tobacco cost of goods sold	1,738.7		(324.0)		(15.7)	2,062.7		160.2		8.4	1,902.5
Average cost per kilo	4.59		(0.27)		(5.5)	4.86		0.38		8.5	4.48
Processing and other revenues cost of services sold	72.1		19.9		38.1	52.2		(3.9)		(7.0)	56.1
Total cost of goods and services sold	1,810.8		(304.1)		(14.4)	2,114.9		156.3		8.0	1,958.6
Gross profit	255.1		15.1		6.3	240.0		(45.2)		(15.8)	285.2
Selling, general, and administrative expenses	137.0		2.9		2.2	134.1		(11.7)		(8.0)	145.8
Other income	1.9		(16.3)		(89.6)	18.2		(2.5)		(12.1)	20.7
Restructuring and asset impairment charges (recoveries)	9.1		4.0		78.4	5.1		5.2		5,200.0	(0.1)
Operating income	110.8	*	(8.3)	*	(7.0)	119.1	*	(41.2)		(25.7)	160.3	*
Debt retirement expense (income)	(0.8)		(58.2)		(101.4)	57.4		56.2		4,683.3	1.2
Interest expense	113.4		(3.4)		(2.9)	116.8		2.2		1.9	114.6
Interest income	6.3		(0.8)		(11.3)	7.1		0.6		9.2	6.5
Income tax expense	22.9		(16.0)		(41.1)	38.9		10.9		38.9	28.0
Equity in net income of investee companies	2.8		2.7		2,700.0	0.1		(1.5)		(93.8)	1.6
Income (loss) attributable to noncontrolling interests	(0.2)		0.1		33.3	(0.3)		(1.0)		(142.9)	0.7
Income (loss) attributable to Alliance One International, Inc.	$(15.4)		$71.3	*	82.2	$(86.7)	*	$(110.7)	*	(461.3)	$24.0	*
*Amounts do not equal column totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014

Summary
Total sales and other operating revenues decreased 12.3% to $2,065.9 million primarily due to a 10.9% decrease in volumes and a 3.6% decrease in average sales price. Processing revenues and cost of services increases were primarily due to processing for our former Brazilian subsidiary that is now deconsolidated following the completion of a joint venture in March 2014 and increased customer requirements due to a larger U.S. flue cured crop this year. Reduced volumes were primarily from Brazil due to the deconsolidation of the former Brazilian subsidiary as well as the impact of an oversupply of tobacco in the global market. Lower average sales prices and average tobacco costs on a per kilo basis were primarily the result of product mix, lower prices paid to tobacco suppliers across most regions in response to the oversupply market and exchange rate movement. Average tobacco costs per kilo were further decreased due to lower period costs primarily from the non-recurrence of prior year losses in Zambia related to reduced recoveries from tobacco suppliers. The decreases in tobacco costs more than offset the decreases in tobacco revenues and gross profit increased 6.3% to $255.1 million. Although volumes decreased this year, the impact of product mix, higher green costs not fully recovered from customers in the prior year, the non-recurrence of Zambia losses and improvement in currency movements, our gross profit as a percentage of sales improved from 10.2% to 12.3%. SG&A increased primarily from increased reserves for customer receivables that were substantially offset by lower compensation costs, professional fees and amortization related to internally developed software. Other income decreased primarily due to the prior year gain of $20.4 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are primarily related to employee severance costs in connection with our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. The prior year included restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and equipment charges in Africa. Primarily due to the non-recurrence of the prior year Brazil other income gain, operating income decreased 7.0% compared with the prior year.
          In the prior year, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $57.4 million were recorded including $21.3 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs decreased from the prior year related primarily due to lower amortization of debt costs and average borrowings partially offset by higher average rates. Our effective tax rate was 507.6% this year compared to (80.9)% last year. The variance in the effective tax rate between this year and last year is mainly related to certain losses for which no tax benefit is recorded, net exchanges losses on income tax accounts, the accrual of U.S. taxes on unremitted foreign earnings and lower foreign income tax rates.

South America Region

South America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	87.2	(49.4)	(36.2)	136.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$438.0	$(292.0)	(40.0)	$730.0
Average price per kilo	5.02	(0.32)	(6.0)	5.34
Processing and other revenues	33.9	20.1	145.7	13.8
Total sales and other operating revenues	471.9	(271.9)	(36.6)	743.8
Tobacco cost of goods sold
Tobacco costs	376.6	(246.1)	(39.5)	622.7
Transportation, storage and other period costs	16.9	(7.9)	(31.9)	24.8
Derivative financial instrument and exchange losses	7.5	0.3	4.2	7.2
Total tobacco cost of goods sold	401.0	(253.7)	(38.8)	654.7
Average cost per kilo	4.60	(0.19)	(4.0)	4.79
Processing and other revenues costs of services sold	21.5	16.5	333.0	5.0
Total cost of goods and services sold	422.5	(237.2)	(36.0)	659.7
Gross profit	49.4	(34.7)	(41.3)	84.1
Selling, general and administrative expenses	31.1	(14.4)	(31.6)	45.5
Other income	4.7	(17.6)	(78.9)	22.3
Restructuring and asset impairment charges	2.3	1.9	475.0	0.4
Operating income	$20.7	$(39.8)	(65.8)	$60.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014 (continued)

South America Region (continued)

Total sales and other operating revenues decreased 36.6% to $471.9 million due to a 36.2% decrease in volumes primarily due to the impact of an oversupply of tobacco in the global market and the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014. Average sales prices and average tobacco costs per kilo decreased primarily from lower prices paid to tobacco suppliers. Average sales prices were also negatively impacted by the downward pressure on sales prices due to an oversupply in the market and product mix. Processing and other revenue and cost increases this year were the result of processing for the former Brazilian subsidiary that is now deconsolidated and the delay in delivery of the current crop. As a result of lower volumes this year, gross profit decreased 41.3% to $49.4 million compared to last year. The impact of the pressure on sales prices this year and product mix resulted in a decrease in gross profit as a percentage of sales from 11.3% last year to 10.5% this year. Reductions in SG&A were attributable to allocations for general corporate services and favorable exchange rate movement. Other income decreased primarily due to the prior year gain of $20.4 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. The increase in restructuring and asset impairment charges is from employee severance costs as part of our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. Operating income declined 65.8% from the prior year as a result of the impact of the change in results for the region.

Value Added Services

Value Added Services Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	25.3	3.1	14.0	22.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$127.2	$13.7	12.1	$113.5
Average price per kilo	5.03	(0.08)	(1.6)	5.11
Processing and other revenues	9.8	(0.5)	(4.9)	10.3
Total sales and other operating revenues	137.0	13.2	10.7	123.8
Tobacco cost of goods sold
Tobacco costs	101.6	10.8	11.9	90.8
Transportation, storage and other period costs	5.3	1.1	26.2	4.2
Derivative financial instrument and exchange (gains) losses	—	—	—	—
Total tobacco cost of goods sold	106.9	11.9	12.5	95.0
Average cost per kilo	4.23	(0.05)	(1.2)	4.28
Processing and other revenues costs of services sold	7.4	—	—	7.4
Total cost of goods and services sold	114.3	11.9	11.6	102.4
Gross profit	22.7	1.3	6.1	21.4
Selling, general and administrative expenses	12.3	2.5	25.5	9.8
Other income	—	—	—	—
Restructuring and asset impairment charges	0.5	0.3	150.0	0.2
Operating income	$9.9	$(1.5)	(13.2)	$11.4

Total sales and other operating revenues increased 10.7% to $137.0 million primarily due to a 14.0% increase in volumes primarily from increased demand for our cut rag and specialty blend products that were partially offset by a 1.6% decrease in average selling prices due to product mix. Increased tobacco costs of sales primarily from the increased volumes sold were partially offset by lower costs per kilo attributable to increased throughput, which lowered conversion costs, as well as product mix. As a result, gross profit improved 6.1% to $22.7 million, while gross profit as a percentage of sales decreased slightly from 17.3% to 16.6%. SG&A increases were due to reserves for customer receivables during the current year. With the construction of a new U.S. cut rag facility with state of the art machinery and equipment, an asset impairment charge of $0.5 million was taken during the current year related to machinery and equipment at the previous facility. Primarily as a result of increased reserves for customer receivables and the asset impairment charge, operating income decreased $1.5 million to $9.9 million compared to last year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	265.9	(0.1)	—	266.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,382.3	$(43.2)	(3.0)	$1,425.5
Average price per kilo	5.20	(0.16)	(3.0)	5.36
Processing and other revenues	74.7	12.9	20.9	61.8
Total sales and other operating revenues	1,457.0	(30.3)	(2.0)	1,487.3
Tobacco cost of goods sold
Tobacco costs	1,191.9	(66.9)	(5.3)	1,258.8
Transportation, storage and other period costs	46.5	(6.8)	(12.8)	53.3
Derivative financial instrument and exchange (gains) losses	(7.6)	(8.5)	(944.4)	0.9
Total tobacco cost of goods sold	1,230.8	(82.2)	(6.3)	1,313.0
Average cost per kilo	4.63	(0.31)	(6.3)	4.94
Processing and other revenues costs of services sold	43.2	3.4	(8.5)	39.8
Total cost of goods and services sold	1,274.0	(78.8)	(5.8)	1,352.8
Gross profit	183.0	48.5	36.1	134.5
Selling, general and administrative expenses	93.6	14.8	18.8	78.8
Other income (expense)	(2.8)	1.3	31.7	(4.1)
Restructuring and asset impairment charges	6.3	1.8	40.0	4.5
Operating income	$80.3	$33.2	70.5	$47.1

Total sales and other operating revenues decreased 2.0% to $1,457.0 million due to decreased tobacco sales revenue. Processing revenues and cost of services increases were due to additional customer demand as well as increased customer volumes in the United States from a larger crop this year. Lower tobacco revenues and costs are primarily the result of lower average sales prices and costs on a per kilo basis due to product mix, lower prices paid to tobacco suppliers as well as the oversupply of tobacco in the global market. The impact on average tobacco revenues and costs from volume decreases from the timing of prior year shipments in North America as well as the impact of the oversupply market across most regions were offset by increased customer demand for Asian tobacco. Currency movements in Euro-denominated sales and costs also lowered average sales prices and tobacco costs on a per kilo basis. Average tobacco costs per kilo were further lowered by the non-recurrence of the prior year charge for lower recoveries from Zambian tobacco suppliers of approximately $11.0 million. The decrease in tobacco costs more than offset the decrease in revenues. As a result, gross profit increased 36.1% to $183.0 million and gross profit as a percentage of sales increased from 9.0% to 12.6%. Increases in SG&A are associated with allocations for general corporate services and increased reserves for customer receivables which were partially offset by lower compensation costs, professional fees and amortization related to internally developed software. Restructuring and asset impairment charges in the current year are employee severance costs as part of our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. The prior year restructuring and asset impairment charges were related to a joint processing venture in Turkey and equipment charges in Africa. As a result of the changes in results for the region, operating income increased 70.5% to $80.3 million this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013

Summary
Total sales and other operating revenues increased 5.0% to $2,354.9 million due to increased tobacco sales revenue. Tobacco sales revenue and tobacco cost increases were mainly the result of larger crop sizes, higher prices and shipments delayed from the prior fiscal year. Volumes improved slightly with increased volumes of South America byproducts and larger crop sizes in Africa offset by the change in sales from our investee operation in Thailand and the timing of Asian shipments. Increased average sales prices primarily resulted from higher green costs across all regions partially offset by the change in product mix. Increased average costs per kilo mainly resulted from higher green costs which were not fully passed on to our customers and losses in Zambia primarily related to lower recoveries of advances to tobacco suppliers. Partially offsetting the higher costs were lower derivative losses in Brazil net of increased exchange losses due to appreciating currencies in Africa compared to the prior year. Reduced customer volumes in Brazil, the delay in the purchasing and processing of the current Brazil crop and smaller weather-related crop sizes in the United States led to lower processing revenues and cost of services. The impact of higher green costs not fully recovered from customers and the losses in Zambia was a 15.8% decrease in gross margin to $240.0 million and a reduction in our gross margin as a percentage of sales from 12.7% to 10.2%. SG&A improvement, primarily from lower incentive compensation, professional fees and amortization related to internally developed software, was partially offset mainly by increased restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and reductions in other income from Brazil. Mainly as a result of gross margin decreases, operating income decreased 25.7% to $119.1 million when compared with the prior year.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	266.0	(3.2)	(1.2)	269.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,425.5	$61.0	4.5	$1,364.5
Average price per kilo	5.36	0.29	5.7	5.07
Processing and other revenues	61.8	(2.2)	(3.4)	64.0
Total sales and other operating revenues	1,487.3	58.8	4.1	1,428.5
Tobacco cost of goods sold
Tobacco costs	1,258.8	73.8	6.2	1,185.0
Transportation, storage and other period costs	53.3	9.2	20.9	44.1
Derivative financial instrument and exchange (gains) losses	0.9	5.4	120.0	(4.5)
Total tobacco cost of goods sold	1,313.0	88.4	7.2	1,224.6
Average cost per kilo	4.94	0.39	8.6	4.55
Processing and other revenues costs of services sold	39.8	1.0	2.6	38.8
Total cost of goods and services sold	1,352.8	89.4	7.1	1,263.4
Gross profit	134.5	(30.6)	(18.5)	165.1
Selling, general and administrative expenses	78.8	(7.5)	(8.7)	86.3
Other expense	(4.1)	(0.7)	(20.6)	(3.4)
Restructuring and asset impairment charges	4.5	4.5	100.0	—
Operating income	$47.1	$(28.3)	(37.5)	$75.4

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Overview
Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries. Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be greater or less as a result. Our long-term borrowings consist of senior secured second lien notes and a senior secured revolving credit facility. We also have a combination of short-term and long term seasonal lines of credit available with a number of banks throughout the world that finances seasonal working capital and corresponds to regional peak requirements.
          At March 31, 2015, we had $143.8 million in cash on our balance sheet, $210.3 million available under the senior secured revolving credit facility, $360.3 million outstanding under short-term and long term foreign lines with an additional $448.3 million available under those lines and $4.1 million outstanding of other debt for a total of $802.4 million of debt availability and cash on hand around the world, excluding $6.3 million in issued but unfunded letters of credit with $10.9 million available. Another source of liquidity as of March 31, 2015 was $223.4 million funded under our accounts receivable sale programs. Additionally, customer advances were $18.9 million in 2015 compared to $22.1 million in 2014. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. We believe that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2016. Effective March 31, 2015, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior secured second lien notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
          Seasonal liquidity beyond cash flow from operations is provided by our senior secured credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2015 and 2014, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2015	2014
Average short-term borrowings	$454.8	$517.0
Aggregated peak short-term borrowings outstanding	$662.5	$736.7
Weighted-average interest rate on short-term borrowings	5.12%	4.33%

          Aggregated peak borrowings for 2015 were during the third quarter of 2015 compared to during the second quarter for 2014. The peak borrowings occurred in the third quarter of 2015 due to the timing of repayments in the Africa region as compared to 2014. Peak borrowings for 2015 and 2014 were repaid with cash provided by operating activities.
          As of March 31, 2015, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital
Our working capital decreased to $672.3 million at March 31, 2015 from $819.4 million at March 31, 2014. Our current ratio was 2.2 to 1 at March 31, 2015 compared to 2.6 to 1 at March 31, 2014. The decrease in working capital is primarily related to higher notes payable due to the timing of repayment of loans and lower cash balances. Lower cash balances are due to the timing of sales and collection of accounts receivable as well as the timing of payments for expenses and accounts payable in accordance with terms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital (continued)
          The following table is a summary of items from the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Approximately $66.0 million of our outstanding cash balance at March 31, 2015 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, due to the valuation allowance on U.S. tax loss carryovers and foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2015	$	%	2014	$	%	2013
Cash and cash equivalents	$143.8	$(90.9)	(38.7)	$234.7	$142.7	155.1	$92.0
Net trade receivables	200.4	23.9	13.5	176.5	(47.7)	(21.3)	224.2
Inventories and advances to tobacco suppliers	811.2	1.0	0.1	810.2	(203.3)	(20.1)	1,013.5
Total current assets	1,256.3	(64.5)	(4.9)	1,320.8	(144.0)	(9.8)	1,464.8
Notes payable to banks	330.3	117.6	55.3	212.7	(144.1)	(40.4)	356.8
Accounts payable	73.4	(41.8)	(36.3)	115.2	(20.1)	(14.9)	135.3
Advances from customers	18.9	(3.2)	(14.5)	22.1	5.3	31.5	16.8
Total current liabilities	584.0	82.6	16.5	501.4	(119.6)	(19.3)	621.0
Current ratio	2.2 to 1			2.6 to 1			2.4 to 1
Working capital	672.3	(147.1)	(18.0)	819.4	(24.4)	(2.9)	843.8
Total long term debt	738.9	(161.5)	(17.9)	900.4	69.5	8.4	830.9
Stockholders’ equity attributable to Alliance One International, Inc.	233.0	(40.6)	(14.8)	273.6	(64.8)	(19.1)	338.4

Net cash provided (used) by:
Operating activities	$(55.2)	$(317.6)		$262.4	$264.0		$(1.6)
Investing activities	(11.7)	8.7		(20.4)	(7.2)		(13.2)
Financing activities	(23.4)	77.1		(100.5)	(86.4)		(14.1)

Operating Cash Flows
Net cash provided by operating activities decreased $317.6 million in 2015 compared to 2014 which increased $264.0 million compared to 2013. The decrease in cash provided in 2015 compared to 2014 is primarily due to increased inventory and advances to suppliers due to the impact of an oversupply in the global market, increased accounts receivable due to the timing of sales in the fourth quarter in accordance with terms and decreased accounts payable due to the timing of payments in accordance with terms. The increase in cash provided in 2014 compared to 2013 is primarily related to the decrease in inventory and advances to suppliers as this year's crop which included higher green costs and processing costs was sold. The decrease in inventory and advances to suppliers was partially offset by decreased margins on sales of this year's crop as the higher costs were not fully passed on to our customers. Also increasing cash provided in 2014 was an increase in amounts payable to our Zimbabwe operation due to the timing of purchases from that deconsolidated subsidiary and the change in deferred items.
Investing Cash Flows
Net cash used by investing activities decreased $8.7 million in 2015 compared to 2014 which increased $7.2 million compared to 2013. The decrease in cash used in 2015 is primarily due to higher proceeds from the sale of property. Lower purchases of intangible assets in 2015 were offset by lower proceeds from surrender of life insurance policies and net cash received from the sale of 51% interest in a Brazilian subsidiary in 2014, and increased restrictions on cash primarily for social responsibility programs. The increase in cash used in 2014 is primarily related to the change in restrictions on cash in accordance with terms of the related agreements. Partially offsetting the increased cash usage was less purchase of property and intangibles due to the timing of capital asset investments and increased proceeds from the sale of property and surrender of life insurance policies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash used by financing activities decreased $77.1 million in 2015 compared to 2014 which increased $86.4 million compared to 2013. The decrease in cash used in 2015 compared to 2014 is primarily related to lower debt issuance and debt retirement costs due to the debt refinancing in 2014. Cash used in 2015 also decreased due to higher net proceeds from short term borrowings due to the timing of shipments in the fourth quarter which were substantially offset by lower net proceeds from long-term borrowings due to the debt refinancing in 2014. The increase in cash used in 2014 compared to 2013 is primarily related to increased debt issuance, debt retirement and other debt related costs of $51.4 million due to our debt refinancing this year. Increases in cash used in 2014 are also attributable to the net change in short-term borrowings based on the timing of shipments in the fourth quarter. Partially offsetting the increase in cash used in 2014 is less repayment of our revolver during the year due to the higher balance outstanding at year end.
          Certain debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of March 31, 2015:

			March 31, 2015
	Outstanding		Lines and
	March 31, 2014	March 31, 2015	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
(in millions)			Available	Rate		2016	2017	2018	2019	2020	Later
Senior secured credit facility:
Revolver (1)	$175.0	$—	$210.3	5.5%	(2)	$—	$—	$—	$—	$—	$—
Senior notes:
9.875% senior secured second lien notes due 2021 (4)	721.1	707.7	—	9.9%		—	—	—	—	—	707.7
	721.1	707.7	—			—	—	—	—	—	707.7
5 ½% convertible senior subordinated notes due 2015	1.1	—	—	5.5%		—	—	—	—	—	—
Long-term foreign seasonal borrowings	—	30.0	—	2.7%	(2)	—	30.0	—	—	—	—
Other long-term debt	7.7	4.1	—	7.8%	(2)	2.9	0.3	0.3	0.2	0.2	0.2
Notes payable to banks (3)	212.7	330.3	448.2	5.1%	(2)	—	—	—	—	—	—
Total debt	$1,117.6	$1,072.1	658.5			$2.9	$30.3	$0.3	$0.2	$0.2	$707.9
Short-term	$212.7	$330.3
Long-term:
Long-term debt current	$4.5	$2.9
Long-term debt	900.4	738.9
	$904.9	$741.8
Letters of credit	$5.3	$6.3	10.9
Total credit available			$669.4

(1) As of March 31, 2015, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $210.3 million Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2015.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $707.7 million is net of original issue discount of $12.3 million. Total repayment will be $720.0 million.

Senior Secured Credit Facility
On August 1, 2013, the agreement governing the Company's senior secured credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303.9 million, that automatically reduced to approximately $210.3 million on April 15, 2014, and will mature in April 15, 2017. The senior secured credit facility was subject to a springing maturity on April 15, 2014 if by that date the Company had not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). The Company deposited the requisite amount in the Blocked Account prior to April 15, 2014. Borrowings under the senior secured credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the senior secured credit facility is subject to increase or decrease according to the Company's consolidated interest coverage ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Credit Facility (continued)
          The agreement governing the senior secured credit facility required the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735.0 million in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that were not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's cash tender offer to purchase up to $60.0 million in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. All amounts deposited in the Blocked Account from the net proceeds of the sale of the Second Lien Notes were applied to the purchase of Convertible Notes in the Convertible Notes Tender Offer. Borrowings under the senior secured credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances, certain U.S. fixed assets and the Blocked Account.

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

Second amendment. On February 6, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment"), which amended the Credit Agreement. The Second Amendment modified the Minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 1.50 to 1.00 for the period ended December 31, 2014 and the period ending March 31, 2015 and modified the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 7.90 to 1.00 for the period ended December 31, 2014.

Third Amendment. On June 2, 2015, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment"), which amended the Credit Agreement. The Third Amendment modified the definition of Consolidated EBIT to permit add backs for specified periods for reserves taken with respect to receivables, restructuring charges and adjustments for applying the rule of lower of cost or market to inventories, modified the Minimum Consolidated Interest Coverage Ratio to 1.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015, 1.65 to 1.00 for the period ending December 31, 2015 and 1.70 to 1.00 for the period ending March 31, 2016, modified the Maximum Consolidated Leverage Ratio to 7.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015 and 7.15 to 1.00 for the period ending December 31, 2015, modified the restricted payments covenant to permit repayment of the Company’s Senior Secured Second Lien Notes by up to $50.0 million in any fiscal year, with carry forward of any unused amount into the next fiscal year, modified a covenant to provide a 90-day cure period if Uncommitted Inventories (as defined in the Credit Agreement) exceed the threshold of $250.0 million, but only to the extent that they do not exceed $285.0 million, and provides for first-lien mortgages on the Company’s facilities located in Farmville, King and Wilson, North Carolina.

Financial covenants. After giving effect to the First Amendment, the Second Amendment and the Third Amendment to the Amended and Restated Credit Agreement, the financial covenants and required financial ratios at March 31, 2015 are as follows:

• a minimum consolidated interest coverage ratio of not less than 1.50 to 1.00 for the fiscal quarter ended March 31, 2015 (1.60 to 1.00 for the fiscal quarters ending June 30, 2015 and September 30, 2015, 1.65 to 1.00 for the fiscal quarter ending December 31, 2015 and 1.70 to 1.00 for the fiscal quarter ending March 31, 2016);

• a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 5.85 to 1.00 for the fiscal quarter ended March 31, 2015 (7.60 to 1.00 for the fiscal quarters ending June 30, 2015 and September 30, 2015, 7.15 to 1.00 for the fiscal quarter ending December 31, 2015, and 5.85 to 1.00 for the fiscal quarter ending March 31, 2016);

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Credit Facility (continued)

Financial covenants (continued)
• a maximum consolidated total senior debt to working capital ratio of not more than 0.80 to 1.00 other than during periods in which the consolidated leverage ratio is less than 4.00 to 1.00 if the consolidated leverage ratio has been less than 4.00 to 1.00 for the prior two consecutive fiscal quarters; and

• a maximum amount of the Company's annual capital expenditures of $51.6 million during the fiscal year ending March 31, 2015 and $40.0 million during any fiscal year thereafter, in each case with a one-year carry-forward (not in excess of $40.0 million) for unused capital expenditures in any fiscal year below the maximum amount.

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
          During the year ended March 31, 2015, the Company purchased $15.0 million of its senior notes on the open market. All purchased securities were canceled leaving $720.0 million of the 9.875% senior notes outstanding at March 31, 2015. Associated costs paid were $.04 million and related discounts were $(1.3) million resulting in net cash repayment of $13.7 million and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $.5 million were accelerated.

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
          On February 13, 2014, the Company purchased $53.9 million of its then remaining $55.0 million in aggregate principal amount of the Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.025 per $1.00 principal amount of the Convertible Notes purchased, plus accrued and unpaid interest and other costs of which $1.7 million was charged to debt retirement expense. As a result of this purchase, the Company accelerated $0.2 million of deferred financing costs. The remaining $1.1 million in aggregate principal amount of the Convertible Notes matured on July 1, 2014.

Convertible Note Hedge and Warrant Transactions
In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with three counterparties (“hedge counterparties”) to cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding. The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock with the hedge counterparties. The convertible note hedge transactions were designed to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, was greater than the strike price of the convertible note hedge transactions, which corresponded to the $5.0280 per share initial conversion price of the Convertible Notes and was similarly subject to customary anti-dilution adjustments. If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeded the strike price of the warrant transactions during the applicable valuation period, there would have been dilution from the issuance of common stock pursuant to the warrants. The warrants had a strike price of $7.3325 per share, which was subject to customary anti-dilution adjustments and the maximum number of shares that could have been issued under the warrant transactions was 45,743,836. The warrants began expiring in daily installments commencing on October 15, 2014 and fully expire on April 8, 2015. Both the convertible note hedge transactions and the warrant transactions required physical net-share settlement and were accounted for as equity instruments.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2015, the Company had approximately $330.3 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $795.7 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $10.9 million available in unused letter of credit capacity with $6.3 million issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2015, approximately $30.0 million was drawn and outstanding with maximum capacity totaling $30.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Dividends
The senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Secured Second Lien Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2015, we did not satisfy this fixed charge coverage ratio. We may from time to time not satisfy this ratio.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2015.

		Payments / Expirations by Period
(in millions)	Total	2016	Years 2017-2018	Years 2019-2020	After 2020
Long-Term Debt Obligations*	$1,204.9	$78.5	$176.6	$146.9	$802.9
Other Long-Term Obligations**	52.6	9.4	8.8	9.5	24.9
Operating Lease Obligations	38.6	10.6	15.1	9.3	3.6
Tobacco Purchase Obligations	1,015.0	661.2	353.8	—	—
Beneficial Interest in Receivables Sold	40.7	40.7	—	—	—
Amounts Guaranteed for Tobacco Suppliers	300.6	300.6	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,652.4	$1,101.0	$554.3	$165.7	$831.4
* Long-Term Debt Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no drawings on the senior secured credit facility in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2015. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2020" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

Planned Capital Expenditures
We have projected a total of $19.7 million in capital investments for our 2016 fiscal year. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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
          We regularly review the status of the accumulated unremitted earnings of each of our foreign subsidiaries. We would provide deferred income taxes, net of any foreign tax credits, if applicable, on any earnings that are determined to no longer be indefinitely invested. See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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
          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2015, 2014 and 2013. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2015	2014	2013
Favorable variances (including mark-up)	$19.8	$18.2	$14.5
Unfavorable variances (including unrecoverable advances)	(10.8)	(15.3)	(13.4)
Net favorable variance in crop cost in inventory	$9.0	$2.9	$1.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Advances to Tobacco Suppliers (continued)

South America Region
The price, and the resulting mark-up, of the inputs we advance is determined at the beginning of each season and depends on various market considerations. The interest rate charged on advances depends on market conditions as well. We purchase and advance the inputs based on an expected crop production. These advances are in the currency of the local market. For 2015, favorable and unfavorable variances decreased primarily due to the deconsolidation of our former Brazilian subsidiary following the completion of a joint venture in March 2014. This decrease in favorable variances was offset by the positive currency impact on this year's prices charged to tobacco suppliers for agricultural products as well as the cost of those agricultural products due to timing that resulted in increased favorable variances on a U.S. dollar basis. We believe the favorable variances relating to the 2015, 2014 and 2013 crops are representative of average favorable variance percentages based on market conditions and currency rates in each year.
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

Other Regions
Within the Other Regions, Africa and Guatemala are the primary areas where we advance some inputs to suppliers for the coming crop based on expected crop production. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers. The increase in unfavorable variances in 2014 compared to 2013 is attributable to increased provisions for unrecoverable advances in Africa in response to a change in historical recovery rates and increased crop production expectations. The Company did not incur any other changes in net variances within the Other Regions operating segments for 2015, 2014 and 2013 that were absorbed into inventory.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $1.9 million in the fiscal year ended March 31, 2016 as compared to March 31, 2015. We continually evaluate ways to better manage benefits and control costs. The cash contribution to our employee benefit plans in fiscal 2015 was $10.2 million and is expected to be $9.4 million in fiscal 2016
          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.
          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(20,540)	$(834)
1% decrease in discount rate	$21,281	$806

1% increase in salary increase assumption	$926	$215
1% decrease in salary increase assumption	$(859)	$(201)

1% increase in cash balance crediting rate	$1,570	$318
1% decrease in cash balance crediting rate	$(1,371)	$(277)

1% increase in rate of return on assets		$(970)
1% decrease in rate of return on assets		$970

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements Not Yet Adopted
See Note 1 "Significant Accounting Policies" to the "Notes to Consolidated Financial Statements" for further information.

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
However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $3.5 million, $(4.7) million and $3.5 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. We recognized exchange losses of $12.1 million, $7.6 million and $9.1 million related to tax balances in our tax expense for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $(12.5) million, $4.1 million and $(2.8) million in 2015, 2014, and 2013, respectively, as a result of fluctuations in these currencies.
          Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 30.8% or $42.2 million of our total SG&A expenses for the twelve months ended March 31, 2015. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.2 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $5.9 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2015	2014	2013
Sales and other operating revenues	$2,065,850	$2,354,956	$2,243,816
Cost of goods and services sold	1,810,771	2,114,929	1,958,570
Gross profit	255,079	240,027	285,246
Selling, general and administrative expenses	137,020	134,087	145,750
Other income	1,894	18,230	20,721
Restructuring and asset impairment charges (recoveries)	9,118	5,111	(55)
Operating income	110,835	119,059	160,272
Debt retirement expense (income)	(771)	57,449	1,195
Interest expense	113,355	116,798	114,557
Interest income	6,268	7,068	6,547
Income (loss) before income taxes and other items	4,519	(48,120)	51,067
Income tax expense	22,939	38,942	27,992
Equity in net income of investee companies	2,823	60	1,637
Net income (loss)	(15,597)	(87,002)	24,712
Less: Net income (loss) attributable to noncontrolling interests	(172)	(343)	699
Net income (loss) attributable to Alliance One International, Inc.	$(15,425)	$(86,659)	$24,013

Earnings (loss) per share:
Basic	$(0.17)	$(0.99)	$0.27
Diluted	$(0.17)	$(0.99)	$0.25

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2015	2014	2013
Net income (loss)	$(15,597)	$(87,002)	$24,712

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(12,514)	4,084	(2,802)
Pension prior service credit (cost) and net actuarial gain (loss), net of tax of $186 in 2015, $(306) in 2014 and $1,229 in 2013	(15,546)	13,007	(13,717)
Total other comprehensive income (loss), net of tax	(28,060)	17,091	(16,519)
Total comprehensive income (loss)	(43,657)	(69,911)	8,193
Comprehensive income (loss) attributable to noncontrolling interests	(172)	(343)	699
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(43,485)	$(69,568)	$7,494

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

	March 31, 2015	March 31, 2014
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$143,849	$234,742
Trade and other receivables, net	200,403	176,459
Accounts receivable, related parties	41,816	44,869
Inventories	772,608	760,607
Advances to tobacco suppliers	38,589	49,598
Recoverable income taxes	5,257	4,789
Current deferred taxes	15,587	10,013
Prepaid expenses	23,541	27,667
Current derivative asset	1,373	—
Other current assets	13,233	12,053
Total current assets	1,256,256	1,320,797
Other assets
Investments in unconsolidated affiliates	54,694	50,876
Goodwill and other intangible assets	31,891	34,725
Long-term recoverable income taxes	6,571	5,423
Deferred income taxes	31,649	40,927
Other deferred charges	17,695	19,038
Other noncurrent assets	27,858	42,255
	170,358	193,244
Property, plant and equipment, net	237,975	261,246
	$1,664,589	$1,775,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$330,254	$212,669
Accounts payable	73,358	115,177
Due to related parties	58,512	63,384
Advances from customers	18,906	22,133
Accrued expenses and other current liabilities	87,132	72,525
Current derivative liability	—	169
Income taxes	12,964	10,784
Long-term debt current	2,894	4,556
Total current liabilities	584,020	501,397

Long-term debt	738,943	900,363
Deferred income taxes	5,284	5,788
Liability for unrecognized tax benefits	8,826	9,436
Pension, postretirement and other long-term liabilities	91,252	81,415
	844,305	997,002
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 96,436 issued and outstanding (96,012 at March 31, 2014)	468,564	465,682
Retained deficit	(169,413)	(153,988)
Accumulated other comprehensive loss	(66,161)	(38,101)
Total stockholders’ equity of Alliance One International, Inc.	232,990	273,593
Noncontrolling interests	3,274	3,295
Total equity	236,264	276,888
	$1,664,589	$1,775,287
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income	—	24,013	—	—	699	24,712
Restricted stock surrendered	(159)	—	—	—	—	(159)
Stock-based compensation	3,576	—	—	—	—	3,576
Other comprehensive loss, net of tax	—	—	(2,802)	(13,717)	—	(16,519)
Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net loss	—	(86,659)	—	—	(343)	(87,002)
Restricted stock surrendered	(337)	—	—	—	—	(337)
Stock-based compensation	5,105	—	—	—	—	5,105
Other comprehensive income, net of tax	—	—	4,084	13,007	—	17,091
Balance, March 31, 2014	$465,682	$(153,988)	$(1,640)	$(36,461)	$3,295	$276,888
Net loss	—	(15,425)	—	—	(172)	(15,597)
Acquisition of noncontrolling interest	—	—	—	—	151	151
Restricted stock surrendered	(146)	—	—	—	—	(146)
Stock-based compensation	3,028	—	—	—	—	3,028
Other comprehensive loss, net of tax	—	—	(12,514)	(15,546)	—	(28,060)
Balance, March 31, 2015	$468,564	$(169,413)	$(14,154)	$(52,007)	$3,274	$236,264

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2015	2014	2013
Operating activities
Net income (loss)	$(15,597)	$(87,002)	$24,712
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	29,623	32,427	33,811
Debt amortization/interest	8,816	12,707	15,303
Debt retirement	(771)	57,449	1,195
Restructuring and asset impairment charges (recovery)	9,118	5,111	(55)
Loss on foreign currency transactions	8,570	12,286	5,662
Gain on sale of property, plant and equipment	(1,751)	(3,175)	(1,310)
Gain on disposition of stock in subsidiaries	—	(20,369)	—
Loss on acquisition of equity method investment	—	1,253	—
Bad debt expense	12,368	312	(44)
Equity in net income of unconsolidated affiliates, net of dividends	(2,823)	783	(640)
Stock-based compensation	3,194	3,222	4,520
Changes in operating assets and liabilities, net:
Trade and other receivables	(47,384)	50,392	49,401
Inventories and advances to tobacco suppliers	(19,552)	157,212	(97,324)
Deferred items	(15,118)	2,769	(29,797)
Recoverable income taxes	(2,430)	(2,136)	(396)
Payables and accrued expenses	(24,018)	24,989	5
Advances from customers	(3,638)	3,330	2,201
Current derivative asset	(1,373)	3,145	(2,833)
Prepaids	2,037	4,304	368
Income taxes	4,682	1,172	(7,040)
Other operating assets and liabilities	637	(560)	722
Other, net	223	2,815	(95)
Net cash provided (used) by operating activities	(55,187)	262,436	(1,634)

Investing activities
Purchases of property, plant and equipment	(25,273)	(24,928)	(39,860)
Intangibles, including internally developed software costs	(781)	(7,803)	(977)
Proceeds from sale of property, plant and equipment	16,840	9,336	1,770
Proceeds on sale of subsidiaries, net of cash divested	—	3,513	—
Payments to acquire equity method investments	(1,655)	(3,500)	—
Change in restricted cash	(1,678)	268	25,955
Surrender of life insurance policies	1,194	2,861	119
Other, net	(309)	(196)	(218)
Net cash used by investing activities	(11,662)	(20,449)	(13,211)

Financing activities
Net proceeds (repayments) of short-term borrowings	$145,988	$(87,398)	$(11,524)
Proceeds from long-term borrowings	300,000	1,075,877	357,337
Repayment of long-term borrowings	(463,341)	(1,030,256)	(352,436)
Debt issuance cost	(6,538)	(22,764)	(7,372)
Debt retirement cost	—	(36,033)	—
Other, net	455	111	(66)
Net cash used by financing activities	(23,436)	(100,463)	(14,061)

Effect of exchange rate changes on cash	(608)	1,192	1,189

Increase (decrease) in cash and cash equivalents	(90,893)	142,716	(27,717)
Cash and cash equivalents at beginning of year	234,742	92,026	119,743
Cash and cash equivalents at end of year	$143,849	$234,742	$92,026

Other information:
Cash paid for income taxes	$16,192	$17,911	$20,771
Cash paid for interest	98,957	105,192	102,101
Cash received from interest	(6,529)	(8,799)	(5,193)

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest in the subsidiary under the equity method of accounting at March 31, 2014. As a result, the March 31, 2015 and 2014 Consolidated Balance Sheets do not include the assets and liabilities of this subsidiary. For the years ending March 31, 2014 and 2013, the Consolidated Statements of Operations include the results of operations for this subsidiary up to, and including, March 26, 2014. After March 26, 2014, results of operations for this subsidiary are reported in accordance with equity method accounting. See Note 10 “Equity in Net Assets of Investee Companies” to the “Notes to Consolidated Financial Statements” for further information.
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

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and were $25,282, $22,778 and $26,040 for the years ended March 31, 2015, 2014 and 2013, respectively.

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
          The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2015	2014	2013
Turkey other property sales	$—	$2,700	$—
Brazil 51% subsidiary investment sale	—	20,369	—
Brazil excise tax benefit	—	—	24,142
Other sales of assets and expenses	9,319	2,138	4,892
Losses on sale of receivables	(7,425)	(6,977)	(8,313)
	$1,894	$18,230	$20,721

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2015 and 2014, cash and cash equivalents included $599 and $280 of customer funding that was restricted for social responsibility programs maintained by the Company. At March 31, 2015 and 2014, respectively, $2,122 and $444 of cash held on deposit as a compensating balance for short-term borrowings was included in Other Current Assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Trade and Other Receivables
Trade and other receivables consist of $192,761 of trade receivables and $7,642 of other receivables at March 31, 2015. The balances at March 31, 2014 were $165,759 and $10,700 for trade receivables and other receivables, respectively.
          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.
          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $13,687 and $3,161 at March 31, 2015 and 2014, respectively. The provision for doubtful accounts was $12,446, $551 and $(163) for the years ending March 31, 2015, 2014 and 2013, respectively and is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.
          Other receivables consist primarily of value added tax ("VAT") receivables of $6,862 and $7,894 at March 31, 2015 and 2014, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is currently engaged in three revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income. As of March 31, 2015 and 2014, respectively, accounts receivable sold and outstanding were $235,162 and $204,364. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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
          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $19,823 and $18,180 as of March 31, 2015 and 2014, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $10,795 and $15,314 at March 31, 2015 and 2014, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2015	March 31, 2014
Current	$38,589	$49,598
Noncurrent	3,985	6,420
	$42,574	$56,018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Advances to Tobacco Suppliers (continued)
Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $1,085, $11,587 and $1,750 for the years ended March 31, 2015, 2014 and 2013, respectively. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

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

	March 31, 2015	March 31, 2014
Amounts guaranteed (not to exceed)	$300,557	$301,870
Amounts outstanding under guarantee	185,486	218,847
Fair value of guarantees	8,650	7,344

          Of the guarantees outstanding at March 31, 2015, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for Zimbabwe and the joint venture in Brazil which are included in Accounts Receivable, Related Parties.
          In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2015 and 2014, respectively, the Company had balances of $16,412 and $26,076 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Noncurrent Assets
For the year ended March 31, 2015, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $8,098, long-term advances to suppliers of $3,985 and cash surrender value of life insurance of $7,076. For the year ended March 31, 2014, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $15,601, long-term advances to suppliers of $6,420 and cash surrender value of life insurance of $7,903.

Property, Plant and Equipment
Property, plant and equipment at March 31, 2015 and 2014, are summarized as follows:

	2015	2014
Land	$21,564	$31,517
Buildings	170,937	183,175
Machinery and equipment	173,541	201,306
Total	366,042	415,998
Less accumulated depreciation	(128,067)	(154,752)
Total property, plant and equipment, net	$237,975	$261,246

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2015, 2014 and 2013 was $24,125, $25,680 and $25,939, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2015, 2014 and 2013 was $2,998, $3,209 and $3,112, respectively. Total property and equipment purchases, including internally developed software intangibles, were $22,673 for the year ended March 31, 2015 of which $1,024 was unpaid at March 31, 2015 and included in Accounts Payable; $27,755 for the year ended March 31, 2014 of which $4,322 was unpaid at March 31, 2014 and included in Accounts Payable; and $42,803 for the year ended March 31, 2013 of which $2,743 was unpaid at March 31, 2013 and included in Accounts Payable. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

Derivative Financial Instruments
The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. The contracts do not qualify for hedge accounting as defined by generally accepted accounting principles. As a result, the Company has recorded losses of $3,123, $1,468 and $14,287 in its Cost of Goods and Services Sold for the years ended March 31, 2015, 2014 and 2013, respectively. See Note 6 “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2015		2014		2013
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(15,425)		$(86,659)		$24,013
SHARES
Weighted Average Number of Shares Outstanding	88,289		87,719		87,374
BASIC EARNINGS (LOSS) PER SHARE	$(0.17)		$(0.99)		$0.27

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(15,425)		$(86,659)		$24,013
Plus interest expense on 5 ½% convertible notes, net of tax	—	*	—	*	4,100
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$(15,425)		$(86,659)		$28,113
SHARES
Weighted average number of shares outstanding	88,289		87,719		87,374
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*	356
Assuming conversion of 5 ½% convertible notes	—	*	—	*	22,872
Shares applicable to stock warrants	—	**	—	**	—	**
Adjusted weighted average number of shares outstanding	88,289		87,719		110,602
DILUTED EARNINGS (LOSS) PER SHARE	$(0.17)		$(0.99)		$0.25

*
Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**
For the year ended March 31, 2015, 2014 and 2013, the warrants were not assumed exercised because the exercise price was more than the average price for the period. The warrants began expiring October 15, 2014. They will be fully expired on April 8, 2015.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at March 31, 2015 and 2014. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,613 at a weighted average exercise price of $6.04 per share at March 31, 2015, 6,879 at a

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share (continued)
weighted average exercise price of $6.05 per share at March 31, 2014 and 7,010 at a weighted average exercise price of $6.05 per share at March 31, 2013.
          In connection with the offering of the Company’s 5.50% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions were designed to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $5.0280 per share. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive. The Convertible Notes matured during the second quarter of fiscal 2015.

Other Comprehensive Income (Loss)
The following tables set forth the changes in each component of accumulated other comprehensive income (loss), net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balances, March 31, 2012	$(2,922)	$(35,751)	$(38,673)
Other comprehensive losses before reclassifications	(2,802)	(13,491)	(16,293)
Amounts reclassified to net income, net of tax	—	(226)	(226)
Other comprehensive losses, net of tax	(2,802)	(13,717)	(16,519)
Balances, March 31, 2013	(5,724)	(49,468)	(55,192)
Other comprehensive income before reclassifications	4,084	10,129	14,213
Amounts reclassified to net loss, net of tax	—	2,878	2,878
Other comprehensive income, net of tax	4,084	13,007	17,091
Balances, March 31, 2014	(1,640)	(36,461)	(38,101)
Other comprehensive losses before reclassifications	(12,514)	(16,257)	(28,771)
Amounts reclassified to net loss, net of tax	—	711	711
Other comprehensive losses, net of tax	(12,514)	(15,546)	(28,060)
Balances, March 31, 2015	$(14,154)	$(52,007)	$(66,161)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Comprehensive Income (Loss) (continued)
The following table sets forth amounts by component, reclassified from accumulated other comprehensive income (loss) to net income (loss) for the years ended March 31, 2015, 2014 and 2013:

	Years Ended March 31,

	2015	2014	2013
Pension and postretirement plans *:
Actuarial loss	$3,092	$4,436	$1,437
Amortization of prior service cost (credit)	(2,213)	(1,369)	(1,549)
Deferred income tax benefit	(168)	(189)	(114)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss)	$711	$2,878	$(226)

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

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2015, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note 2 – Inventories

	March 31, 2015	March 31, 2014
Processed tobacco	$506,637	$404,683
Unprocessed tobacco	219,269	309,570
Other	46,702	46,354
	$772,608	$760,607

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $5,307, $2,251 and $966 for the years ended March 31, 2015, 2014 and 2013, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 3 – Variable Interest Entities

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2015 and 2014, the Company’s investment in these joint ventures was $53,678 and $49,860, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $3,293 and $10 at March 31, 2015 and 2014, respectively, and are classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $105,983 and $142,904 at March 31, 2015 and 2014, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

Note 4 – Restructuring and Asset Impairment Charges

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. As a result total charges of $8,612 were incurred in connection with the reduction in the global workforce. These initiatives will continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics in future periods. At March 31, 2015, the costs of these future initiatives are not estimable. As a result of constructing a new U.S. cut rag facility with state of the art machinery and equipment, the Company recorded a $500 asset impairment charge for certain machinery and equipment at the previous facility during the year ended March 31, 2015.
          In prior fiscal years, the Company implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2014. The Company continued to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in one of its foreign locations during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $2,745 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261 during the year ended March 31, 2014. Asset impairment charges of $756 were recorded for certain processing equipment in connection with the new venture as of March 31, 2014. As the Company continued to respond to changes in its business, additional employee separation charges of $791 and asset impairment charges of $819 were incurred during the year ended March 31, 2014.

          The following table summarizes the restructuring actions as of March 31, 2015, 2014 and 2013:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2015	2014	2013
Employee separation and other cash charges:
Beginning balance	$397	$668	$1,960
Period Charges:
Employee separation charges (recoveries)	8,612	2,275	(55)
Other cash charges	6	—	—
Total employee separation and other cash charges (recoveries)	8,618	2,275	(55)
Payments through March 31	(928)	(2,546)	(1,237)
Ending balance March 31	$8,087	$397	$668
Asset impairment and other non-cash charges	500	2,836	—
Total restructuring and asset impairment charges (recoveries)	$9,118	$5,111	$(55)

          The following table summarizes cash payments for employee separation and other cash charges (recoveries) for the years ended March 31, 2015, 2014 and 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

	Year Ending March 31,				Total
Cash Payments by Year	2015	2014	2013		Payments
Employee separation and other cash charges (recoveries)	$8,618	$2,275	$(55)
Adjustments to employee separation and other cash charges	—	—	186	*
Cash paid 2013	—	—	—		$—
Cash paid 2014	—	(2,064)	—		$(2,064)
Cash paid 2015	(531)	(211)	(186)		$(928)
Adjustment	—	—	55
Balances at March 31, 2015	$8,087	$—	$—
* Beginning balance for the year ended March 31, 2013.

          The following table summarizes the employee separation and other cash charges recorded in the Company’s South America, Value Added Services and Other Regions segments as of March 31, 2015, 2014 and 2013:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2015	2014	2013
Beginning balance:	$397	$668	$1,960
South America	—	—	183
Value added services	—	—	—
Other regions	397	668	1,777
Period charges:	$8,618	$2,275	$(55)
South America	2,328	433	(143)
Value added services	—	—	—
Other regions	6,290	1,842	88
Payments through March 31:	$(928)	$(2,546)	$(1,237)
South America	(411)	(433)	(40)
Value added services	—	—	—
Other regions	(517)	(2,113)	(1,197)
Ending balance March 31:	$8,087	$397	$668
South America	1,917	—	—
Value added services	—	—	—
Other regions	6,170	397	668

Non-cash charges related to Value Added Services were $500 during the year ended March 31, 2015.  Non-cash charges related to the Other Regions segment were $2,836 during the year ended March 31, 2014. There were no non-cash charges for the year ended March 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2015, 2014 and 2013 and determined that the fair value of each reporting unit is substantially in excess of its carrying value including goodwill.
          The carrying value of other intangible assets as of March 31, 2015 represents customer relationship, production and supply contracts and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives. Amortization expense associated with these intangible assets was $3,532, $4,632 and $5,370 for the years ended March 31, 2015, 2014 and 2013, respectively and is recorded in Selling, General and Administrative Expenses except for production and supply contracts which is recorded against the associated revenues.
          The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summaries the changes in the Company's goodwill and other intangibles for the years ended March 31, 2015, 2014 and 2013.

          Goodwill and Intangible Asset Rollforward:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2015		10	5.75	—
March 31, 2013 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$16,918	$61,305
Accumulated amortization	—	(13,269)	(3,657)	(12,908)	(29,834)
Net March 31, 2013 balance	2,794	20,431	4,236	4,010	31,471
Additions	—	—	7,000	886	7,886
Amortization expense	—	(1,685)	(1,095)	(1,852)	(4,632)
Net March 31, 2014 balance	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	698	698
Amortization expense	—	(1,685)	(1,034)	(813)	(3,532)
Net March 31, 2015 balance	$2,794	$17,061	$9,107	$2,929	$31,891
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles (continued)

          The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2016	$1,685	$2,459	$1,277	$5,421
2017	1,685	1,405	740	3,830
2018	1,685	1,403	512	3,600
2019	1,685	1,397	259	3,341
2020	1,685	1,396	141	3,222
Later	8,636	1,047	—	9,683
	$17,061	$9,107	$2,929	$29,097
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2015.
    These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Note 6 – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments
The Company recognizes all derivative financial instruments, such as foreign exchange contracts at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology. The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2015 and 2014.

	Fair Values of Derivative Instruments

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2015	Current Derivative Asset	$1,373
Foreign currency contracts at March 31, 2014	Current Derivative Liability	$169

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
          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2015, 2014, and 2013.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income (Loss)	Gain (Loss) Recognized in Income (Loss)
		2015	2014	2013
Foreign currency contracts	Cost of Goods and Services Sold	$(3,123)	$(1,468)	$(14,287)

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

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $795,746 and $773,471 at March 31, 2015 and 2014, respectively. The weighted average variable interest rate for the years ending March 31, 2015 and 2014 was 5.1% and 4.3%, respectively. At March 31, 2015 and 2014, amounts outstanding under the lines were $330,254 and $212,669, respectively. Unused lines of credit at March 31, 2015 amounted to $448,265 ($544,869 at March 31, 2014), net of $17,227 of letters of credit. Certain non-U.S. borrowings of approximately $61,820 and $18,598 have inventories of $56,210 and $17,415 as collateral at March 31, 2015 and 2014, respectively. At March 31, 2015 and 2014, respectively, $2,122 and $444 were held on deposit as a compensating balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt

Senior Secured Credit Facility
On August 1, 2013, the agreement governing the Company's senior secured credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303,900, that automatically reduced to approximately $210,300 on April 15, 2014, and will mature in April 15, 2017. The senior secured credit facility was subject to a springing maturity on April 15, 2014 if by that date the Company had not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). The Company deposited the requisite amount in the Blocked Account prior to April 15, 2014. Borrowings under the amended and restated senior secured credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the amended and restated senior secured credit facility is subject to increase or decrease according to the Company's consolidated interest coverage ratio.
          The agreement governing the senior secured credit facility required the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735,000 in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that were not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's cash tender offer to purchase up to $60,000 in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. All amounts deposited in the Blocked Account from the net proceeds of the sale of the Second Lien Notes were applied to the purchase of Convertible Notes in the Convertible Notes Tender Offer. Borrowings under the amended and restated senior secured credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances, certain U.S. fixed assets and the Blocked Account.

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

Second amendment. On February 6, 2015, the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment"), which amended the Credit Agreement. The Second Amendment modified the Minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 1.50 to 1.00 for the period ended December 31, 2014 and the period ended March 31, 2015 and modified the Maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 7.90 to 1.00 for the period ended December 31, 2014.

Third Amendment. On June 2, 2015, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment"), which amended the Credit Agreement. The Third Amendment modified the definition of Consolidated EBIT to permit add backs for specified periods for reserves taken with respect to receivables, restructuring charges and adjustments for applying the rule of lower of cost or market to inventories, modified the Minimum Consolidated Interest Coverage Ratio to 1.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015, 1.65 to 1.00 for the period ending December 31, 2015 and 1.70 to 1.00 for the period ending March 31, 2016, modified the Maximum Consolidated Leverage Ratio to 7.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015 and 7.15 to 1.00 for the period ending December 31, 2015, modified the restricted payments covenant to permit repayment of the Company’s Senior Secured Second Lien Notes by up to $50,000 in any fiscal year, with carry forward of any unused amount into the next fiscal year, modified a covenant to provide a 90-day cure period if Uncommitted Inventories (as defined in the Credit Agreement) exceed the threshold of $250,000, but only to the extent that they do not exceed $285,000, and provides for first-lien mortgages on the Company’s facilities located in Farmville, King and Wilson, North Carolina.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt (continued)

Senior Secured Credit Facility (continued)

Financial covenants. After giving effect to the First Amendment, the Second Amendment and the Third Amendment to the Amended and Restated Credit Agreement, the financial covenants and required financial ratios at March 31, 2015 are as follows:

• a minimum consolidated interest coverage ratio of not less than 1.50 to 1.00 for the fiscal quarter ended March 31, 2015 (1.60 to 1.00 for the fiscal quarters ending June 30, 2015 and September 30, 2015, 1.65 to 1.00 for the fiscal quarter ending December 31, 2015 and 1.70 to 1.00 for the fiscal quarter ending March 31, 2016);
• a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 5.85 to 1.00 for the fiscal quarter ended March 31, 2015 (7.60 to 1.00 for the fiscal quarters ending June 30, 2015 and September 30, 2015, 7.15 to 1.00 for the fiscal quarter ending December 31, 2015, and 5.85 to 1.00 for the fiscal quarter ending March 31, 2016);
• a maximum consolidated total senior debt to working capital ratio of not more than 0.80 to 1.00 other than during periods in which the consolidated leverage ratio is less than 4.00 to 1.00 if the consolidated leverage ratio has been less than 4.00 to 1.00 for the prior two consecutive fiscal quarters; and
• a maximum amount of the Company's annual capital expenditures of $51,605 during the fiscal year ending March 31, 2015 and $40,000 during any fiscal year thereafter, in each case with a one-year carry-forward (not in excess of $40,000) for unused capital expenditures in any fiscal year below the maximum amount.

Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the senior secured credit facility. The Company continuously monitors compliance with debt covenants.  At March 31, 2015 and during the fiscal year, the Company was in compliance with the covenants under the senior secured credit facility agreement.  While the Company anticipates it will be in compliance in fiscal 2016, significant changes in market conditions or other factors could adversely affect the Company’s business and future debt covenant compliance thereunder.  In such a circumstance, the Company may not be able to maintain compliance with the covenants, which would cause a default under the credit facility.  A default, if not waived and/or amended, would prevent us from taking certain actions, such as incurring additional debt, paying dividends, or redeeming senior notes or subordinated debt.  A default also could result in a default or acceleration of our other indebtedness with cross-default provisions.
          If the Company were unable to maintain compliance with the covenants in the senior secured credit facility agreement, we would seek modification to the then existing agreement to further amend covenants and extend maturities, as necessary.  If we were unable to obtain such modification, we could potentially decide to pay off the credit facility and terminate the agreement. In such case, the liquidity provided by the agreement would not be available in the future; however, we believe the Company has sufficient liquidity from operations and other available funding sources to meet future operating, debt service and capital expenditure requirements for the next twelve months.

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
          The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects. During the year ended March 31, 2015, the Company purchased $15,000 of its senior notes on the open market. All purchased securities were canceled leaving $720,000 of the 9.875% senior notes outstanding at March 31, 2015. Associated costs paid were $38 and related discounts were $(1,323) resulting in net cash repayment of $13,715 and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $514 were accelerated.

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
          On February 13, 2014, the Company purchased $53,907 of its then remaining $55,000 in aggregate principal amount of the Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.025 per $1.00 principal amount of the Convertible Notes purchased, plus accrued and unpaid interest and other costs of which $1,694 was charged to debt retirement expense. As a result of this purchase, the Company accelerated of $162 of deferred financing costs. The remaining $1,093 in aggregate principal amount of the Convertible Notes matured on July 1, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Convertible Note Hedge and Warrant Transactions
In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with three counterparties (“hedge counterparties”) to cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding. The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock with the hedge counterparties. The convertible note hedge transactions were designed to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, was greater than the strike price of the convertible note hedge transactions, which corresponded to the $5.0280 per share initial conversion price of the Convertible Notes and was similarly subject to customary anti-dilution adjustments. If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeded the strike price of the warrant transactions during the applicable valuation period, there would have been dilution from the issuance of common stock pursuant to the warrants. The warrants had a strike price of $7.3325 per share, which was subject to customary anti-dilution adjustments and the maximum number of shares that could have been issued under the warrant transactions was 45,743,836. The warrants began expiring in daily installments commencing on October 15, 2014 and fully expire on April 8, 2015. Both the convertible note hedge transactions and the warrant transactions require physical net-share settlement and were accounted for as equity instruments.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2015, the Company had approximately $330,254 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $795,746 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $10,899 available in unused letter of credit capacity with $6,328 issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2015, approximately $30,000 was drawn and outstanding with maximum capacity totaling $30,000.

Dividends
The senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Second Lien Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2015, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Summary of Debt
Certain debt agreements contain cross-default or cross-acceleration provisions. The following table summarizes the Company’s debt financing as of March 31, 2015:

			March 31, 2015
	Outstanding		Lines and
	March 31, 2014	March 31, 2015	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2016	2017	2018	2019	2020	Later
Senior secured credit facility:
Revolver (1)	$175,000	$—	$210,259	5.5%	(2)	$—	$—	$—	$—	$—	$—
Senior notes:
9.875% senior secured second lien notes due 2021 (4)	721,126	707,732	—	9.9%		—	—	—	—	—	707,732
	721,126	707,732	—			—	—	—	—	—	707,732
5 ½% convertible senior subordinated notes due 2014	1,093	—	—	5.5%		—	—	—	—	—	—
Long-term foreign seasonal borrowings	—	30,000	—	2.7%	(2)	—	30,000	—	—	—	—
Other long-term debt	7,700	4,105	5	7.8%	(2)	2,894	269	269	269	173	231
Notes payable to banks (3)	212,669	330,254	448,265	5.1%	(2)	—	—	—	—	—	—
Total debt	$1,117,588	$1,072,091	658,529			$2,894	$30,269	$269	$269	$173	$707,963
Short term	$212,669	$330,254
Long term:
Long term debt current	$4,556	$2,894
Long term debt	900,363	738,943
	$904,919	$741,837
Letters of credit	$5,273	$6,328	10,899
Total credit available			$669,428
(1)  As of March 31, 2015, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $210,259 Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2015.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $707,732 is net of original issue discount of $12,268. Total repayment will be $720,000.

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $22,622, $23,313 and $21,853 for the years ended March 31, 2015, 2014 and 2013, respectively. Minimum future obligations are as follows:

Operating Leases
2016	$10,582
2017	8,888
2018	6,200
2019	5,443
2020	3,891
Remaining	3,608
$38,612

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity method investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, and Adams International Ltd. (Thailand) 49%. On March 10, 2014, the Company purchased a 50% equity based interest in Oryantal Tutun Paketleme which processes tobacco in Turkey. On March 26, 2014, the Company completed the formation of a new joint venture in Brazil with the disposition of 51% interest in China Brasil Tobacos Exportadora SA (“CBT”). The Company retained a 49% equity based interest in CBT which purchases and processes tobacco. Upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,460. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. For the year ended March 31, 2015, the Company’s earnings from the equity method investment were reduced by amortization expense of $2,814 related to these basis differences. At March 31, 2015, the basis difference was $13,177. On April 2, 2014 the Company completed the purchase of a 50% interest in Purilium, LLC, a U.S. company that develops, produces and sells consumable e-liquids to manufacturers and distributors of e-vapor products. Summarized financial information for these investees for fiscal years ended March 31, 2015, 2014 and 2013 follows:

	Years Ended March 31,
Operations Statement Information	2015	2014	2013
Sales	$297,474	$121,001	$125,621
Gross profit	33,246	11,096	13,888
Net income (loss)	11,394	(1,826)	3,341
Company's dividends received	—	843	998

	March 31,
Balance Sheet Information	2015	2014
Current assets	$158,856	$137,518
Property, plant and equipment and other assets	63,385	59,086
Current liabilities	127,793	119,452
Long-term obligations and other liabilities	12,315	8,899

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
          The table below summarizes certain data for the Company’s stock based compensation plans:

	Year Ended March 31,
	2015	2014	2013
Compensation expense for all stock based compensation plans	$3,194	$3,222	$4,520
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Fair value of stock options vested	$3,353	$2,184	$1,230

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company. A maximum of 13,900 shares may be granted under the plan as amended. However, the August 11, 2011 amendment requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 2,398. Additionally, shares that are settled in cash, and shares underlying substitute awards, do not reduce the number of shares available for award. The total of such shares is 884. As of March 31, 2015, 17,907 equity awards have been granted, 6,351 equity awards have been cancelled and 2,801 vested under the 2007 Plan, leaving 830 shares available for future awards under the 2007 Plan. Total equity awards outstanding are 8,907 inclusive of 8,755 awards granted and outstanding under the 2007 plan and 151 awards granted under prior plans. Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. There were 3,350 stock options granted during fiscal year 2013. No stock options were granted during 2015 and 2014.

          Assumptions used to determine the fair value of options issued in 2013 include the following:

2013
Grant Price	$3.45
Exercise Price	$6.00
Expected Life in Years	6 to 6.5
Annualized Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	1.25%
Fair Value	$5,423

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Stock Option Awards (continued)
A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	4,191	$6.03
Granted	3,350	6.00
Forfeited	(412)	5.38
Expired	(119)	6.26
Outstanding at March 31, 2013	7,010	6.05
Forfeited	(29)	5.71
Expired	(102)	6.44
Outstanding at March 31, 2014	6,879	6.05
Forfeited	(177)	6.15
Expired	(89)	6.45
Outstanding at March 31, 2015	6,613	6.04	6.2	$—
Vested and expected to vest at March 31, 2015	6,553	6.04	6.2	$—
Exercisable at March 31, 2015	4,956	6.05	6.0	$—

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2015, 2014, and 2013 was $1,363, $1,366, and $3,203, respectively. There were no options exercised in 2015, 2014 and 2013.
          The table below shows the movement in unvested options from March 31, 2014 to March 31, 2015.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2014	3,622	$1.69	$6,103
Forfeited	(10)	1.77	(18)
Vested	(1,955)	1.72	(3,353)
Unvested March 31, 2015	1,657	1.65	$2,732

          As of March 31, 2015, there is $1,871 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 1.7 years.

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2012	204	$3.55
Granted	167	2.89
Vested	(204)	3.55
Restricted at March 31, 2013	167	2.89
Granted	198	3.80
Vested	(167)	2.89
Restricted at March 31, 2014	198	3.80
Granted	269	1.61
Vested	(467)	2.54
Restricted at March 31, 2015	—	—

          As of March 31, 2015, there was no remaining unamortized deferred compensation. Expense recognized due to the vesting of restricted stock awards was $701, $658 and $502 for the years ended March 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units
Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Certain restricted stock units vest at the end of a three-year service period and others vest ratably over a three year period. The fair value of the restricted stock units is determined on the grant date and is amortized over the vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2012	588	$4.51
Vested	(138)	4.39
Forfeited	(16)	4.37
Outstanding at March 31, 2013	434	4.56
Granted	643	3.85
Vested	(434)	4.56
Forfeited	(18)	3.85
Outstanding at March 31, 2014	625	3.85
Granted	220	2.72
Vested	(207)	3.85
Forfeited	(62)	3.85
Outstanding at March 31, 2015	576	3.42

          As of March 31, 2015, there was $1,263 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 12, 2017. Expense recognized due to the vesting of these awards was $859, $1,100 and $815 during the years ended March 31, 2015, 2014 and 2013 respectively.

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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2012	1,224	$4.54
Forfeited	(8)	4.59
Shares not vesting due to performance	(1,216)	4.54
Outstanding as of March 31, 2013	—	—
Granted	643	3.85
Forfeited	(18)	3.85
Outstanding as of March 31, 2014	625	3.85
Granted	220	2.72
Forfeited	(11)	3.85
Outstanding as of March 31, 2015	834	3.55

          As of March 31, 2015, the Company anticipates that 120 performance-based restricted stock units will vest resulting in $190 to be expensed over the remaining service life through March 31, 2017. Expense recognized due to the expected vesting of these awards were $104 and $98 during the years ended March 31, 2015 and 2014, respectively. There was no expense recognized for the year ending March 31, 2013.

Cash-Settled Awards
Cash-settled awards differ from the Company's other awards in that no shares will be issued and the cumulative compensation expense is recognized as a liability rather than equity. Under both of our current Cash-Settled Awards, the fair value of the award is equal to the period-end closing price of one share. The liability recognized will be the product of the fair value multiplied ratably by the expired vesting term. The expense related to these awards is derived by appropriately adjusting the value of the liability. As a result, the expense will be variable as the value of the liability will increase or decrease subject to the period-end closing price.

Cash-Settled Restricted Stock Units
Cash-settled restricted stock units vest ratably over the first, second and third anniversaries of the date of award.

Cash-Settled Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2014	—	—
Granted	458	2.70
Forfeited	(16)	2.40
Outstanding as of March 31, 2015	442	2.71

         As of March 31, 2015, there was $358 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 12, 2017. Expense recognized due to the vesting of these awards was $128 during the year ended March 31, 2015. There was no expense recognized in the years ending March 31, 2014 and 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Cash-Settled Performance-Based Restricted Stock Units
Cash-settled restricted stock units vest at the end of either a two or three year performance period but the level of the award to vest is subject to similar performance criteria as the Performance Shares described above. The awards are also variable in that they range from zero to 200% of the plan’s target contingent on the performance level attained. The table below includes the maximum number of restricted stock units that may be earned under the plan.

Cash-Settled Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2014	—	—
Granted	458	2.70
Forfeited	(16)	2.40
Outstanding as of March 31, 2015	442	2.71

          As of March 31, 2015, the Company anticipates that 124 performance-based restricted stock units will vest resulting in $98 to be expensed over the remaining service period through March 31, 2017. Expense recognized due to the expected vesting of these awards was $39 during the year ended March 31, 2015. There was no expense recognized for the years ending March 31, 2014, and 2013.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2015, 2014 and 2013, the Company’s unrecognized tax benefits totaled $16,201, $10,152 and $7,874, respectively, of which $7,127 would impact the Company’s effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at April 1	$10,152	$7,874	$11,804
Increase for current year tax positions	6,959	2,512	1,661
Reduction for prior year tax positions	(161)	(111)	(1,960)
Impact of changes in exchange rates	(749)	(123)	(131)
Reduction for settlements	—	—	(3,500)
Balance at March 31	$16,201	$10,152	$7,874

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2015 and 2014, the Company accrued (reduced) interest, penalties and related exchange losses related to unrecognized tax benefits by $(98) and $(233), respectively. As of March 31, 2015, accrued interest and penalties totaled $797 and $901, respectively. During the year ending March 31, 2015, the Company reduced its accrued interest and penalties for $22 related to the expiration of statute of limitations. As of March 31, 2014, accrued interest and penalties totaled $771 and $1,025, respectively.
         During the fiscal year ending March 31, 2015, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, increased from $11,948 to $17,899. The change in the liability for unrecognized tax benefits relates to expiration of statute of limitations of approximately $185, decreases related to current period activity of approximately $824 and increases related to the adoption of new positions of approximately $6,959.
         The Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
         It is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $867 due to the expiration of the statute of limitations but the Company must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 – Income Taxes (continued)

Accounting for Uncertainty in Income Taxes (continued)
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2015, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2012; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2015	2014	2013
U.S.	$(24,749)	$(91,290)	$(44,731)
Non-U.S.	29,268	43,170	95,798
Total	$4,519	$(48,120)	$51,067

         The details of the amount shown for income taxes in the Consolidated Statements of Operations follow:

	Years Ended March 31,
	2015	2014	2013
Current
Federal	$—	$—	$(2,723)
State	—	—	—
Non-U.S.	20,374	22,877	5,999
	$20,374	$22,877	$3,276
Deferred
Federal	$—	$—	$3,466
State	—	—	—
Non-U.S.	2,565	16,065	21,250
	$2,565	$16,065	$24,716
Total	$22,939	$38,942	$27,992

         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2015	2014	2013
Tax expense at U.S. statutory rate	$1,582	$(16,842)	$17,873
Effect of non-U.S. income taxes	(2,754)	4,209	(1,921)
U.S. taxes on non-U.S. income	22,043	—	—
Change in valuation allowance	(20,701)	23,732	26,598
Increase (decrease) in reserves for uncertain tax positions	5,951	2,046	(11,781)
Exchange effects and currency translation	14,208	26,885	(1,482)
Permanent items	2,610	(1,088)	(1,295)
Actual tax expense	$22,939	$38,942	$27,992

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

         The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2015	March 31, 2014
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$22,043	$—
Intangible assets	6,415	7,048
Fixed assets	3,488	5,608
Total deferred tax liabilities	$31,946	$12,656
Deferred tax assets:
Reserves and accruals	$(29,610)	$(35,747)
Tax credits	(55,744)	(52,624)
Tax loss carryforwards	(102,103)	(115,280)
Derivative transactions	(567)	(1,567)
Postretirement and other benefits	(34,388)	(31,040)
Unrealized exchange loss	(10,057)	(1,522)
Other	(7,694)	(3,097)
Gross deferred tax assets	(240,163)	(240,877)
Valuation allowance	170,937	188,752
Total deferred tax assets	$(69,226)	$(52,125)
Net deferred tax asset	$(37,280)	$(39,469)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2015	March 31, 2014
Current asset	$(15,587)	$(10,013)
Current liability	4,672	5,682
Non-current asset	(31,649)	(40,926)
Non-current liability	5,284	5,788
Net deferred tax asset	$(37,280)	$(39,469)

         The current portion of deferred tax liability is included in income taxes.
         During the year ended March 31, 2015, the net deferred tax asset balance increased by $372 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income (Loss) and currency translation adjustments.
         For the year ended March 31, 2015, the valuation allowance decreased by $17,815 which is inclusive of $3,999 related to adjustments in other comprehensive income and $(1,112) related primarily to currency translation adjustments. The valuation allowance decreased primarily due to the accrual of a deferred liability on unremitted foreign earnings and the accrual of an additional liability for unrecognized tax benefits netted against tax loss carryovers. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2015, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
         At March 31, 2015, the Company has U.S federal tax loss carryovers of $246,408, non-U.S. tax loss carryovers of $52,348, and U.S. state tax loss carryovers of $372,895. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $23,080 will expire within the next five years, $23,583 will expire in later years, and $5,685 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $82,838 will expire within the next five years and $290,056 will expire thereafter. At March 31, 2015, the Company has foreign tax credit carryovers in the United States of $51,932 that will substantially expire in 2016.
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
         A provision of $22,043 has been made for U.S. on foreign taxes that may result from future remittances of foreign earnings of $60,318. No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $409,505 at March 31, 2015 and $408,424 at March 31, 2014 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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
         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2015 and 2014, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning	$98,811	$107,492	$66,847	$70,684
Service cost	1,856	1,839	173	282
Interest cost	3,969	3,956	2,711	2,820
Actuarial (gains) losses	9,813	(5,090)	9,349	(3,184)
Settlements/special termination benefits	(517)	(4,223)	(136)	1,226
Transfers	—	—	230	—
Effects of currency translation	—	—	(5,985)	2,754
Benefits paid	(6,759)	(5,163)	(3,250)	(7,735)
Benefit obligation, ending	$107,173	$98,811	$69,939	$66,847

Change in Plan Assets
Fair value of plan assets, beginning	$44,597	$45,242	$52,133	$45,603
Actual return on plan assets	1,832	4,121	5,137	3,433
Employer contributions	5,768	4,620	3,686	8,193
Plan settlements	(517)	(4,223)	(208)	—
Effects of currency translation	—	—	(3,789)	2,639
Benefits paid	(6,759)	(5,163)	(3,250)	(7,735)
Fair value of plan assets, ending	$44,921	$44,597	$53,709	$52,133
Net amount recognized	$(62,252)	$(54,214)	$(16,230)	$(14,714)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$—	$—	$175	$—
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(2,975)	(3,083)	(1,173)	(1,175)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(59,277)	(51,131)	(15,232)	(13,539)
Net amount recognized	$(62,252)	$(54,214)	$(16,230)	$(14,714)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$107,173	$98,811	$36,951	$66,847
Accumulated benefit obligation	104,402	95,968	36,033	65,750
Fair value of plan assets	44,921	44,597	20,546	52,133

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
Service cost	$1,856	$1,839	$1,752	$173	$282	$288
Interest cost	3,969	3,956	4,289	2,711	2,820	3,046
Expected return on plan assets	(3,131)	(3,078)	(3,313)	(3,477)	(3,112)	(2,945)
Amortization of actuarial losses	1,440	1,808	1,509	740	1,262	479
Amortization of prior service cost	192	195	204	1	5	16
Curtailment gain	—	—	—	—	70	(27)
Special termination benefits	—	—	—	72	1,226	45
Effects of settlement	35	1,049	—	(13)	—	—
Net periodic pension cost	$4,361	$5,769	$4,441	$207	$2,553	$902

          The amounts showing in accumulated other comprehensive income at March 31, 2015, March 31, 2014 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(1,917)	$1,464	$(453)
Net actuarial losses	(42,092)	(4,876)	(46,968)
Deferred taxes	11,551	(591)	10,960
Balance at March 31, 2014	$(32,458)	$(4,003)	$(36,461)
Prior service credit (cost)	$196	$(1,287)	$(1,091)
Net actuarial gains	(14,714)	73	(14,641)
Deferred taxes	219	(33)	186
Total change for 2015	$(14,299)	$(1,247)	$(15,546)
Prior service credit (cost)	$(1,721)	$177	$(1,544)
Net actuarial losses	(56,806)	(4,803)	(61,609)
Deferred taxes	11,770	(624)	11,146
Balance at March 31, 2015	$(46,757)	$(5,250)	$(52,007)

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
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.20%	3.86%	4.30%	4.30%	4.31%	5.22%
Rate of increase in future compensation	4.50%	4.00%	4.00%	3.94%	4.36%	4.45%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.75%	6.83%	6.56%	6.93%

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
          The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2015 and 2014:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Discount rate	3.60%	4.20%	3.13%	4.30%
Rate of increase in future compensation	4.50%	4.50%	3.56%	3.94%

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2016 is $(2,183) and $(1,381), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2015 and 2014 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2015	March 31,		March 31,
(percentages)		2015	2014	2015	2014
Asset Category:
Cash and cash equivalents	—%	2.1%	4.1%	1.4%	1.2%
Equity securities	37.0	35.9	35.8	60.5	62.0
Debt securities	24.0	23.2	22.5	32.5	30.8
Real estate and other investments	39.0	38.8	37.6	5.6	6.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$965	$434	$531	$—
U.S. equities / equity funds	8,407	8,407	—	—
International equities / equity funds	7,769	7,769	—	—
U.S. fixed income funds	8,870	8,870	—	—
International fixed income funds	1,564	1,564	—	—
Other investments:
Diversified funds	12,994	12,918	—	76
Real estate	4,457	—	—	4,457
Total	$45,026	$39,962	$531	$4,533

U.S. Pension Plans	March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,819	$1,265	$554	$—
U.S. equities / equity funds	8,227	8,227	—	—
International equities / equity funds	7,747	7,747	—	—
U.S. fixed income funds	8,393	8,393	—	—
International fixed income funds	1,643	1,643	—	—
Other investments:
Diversified funds	12,755	12,656	—	99
Real estate	4,020	—	—	4,020
Total	$44,604	$39,931	$554	$4,119

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$770	$770	$—	$—
U.S. equities / equity funds	7,971	7,971	—	—
International equities / equity funds	14,191	4,797	9,394	—
Global equity funds	10,372	—	10,372	—
U.S. fixed income funds	2,849	2,849	—	—
International fixed income funds	8,507	—	8,507	—
Global fixed income funds	6,135	1,295	4,840	—
Other investments:
Diversified funds	1,844	1,844	—	—
Real estate equities	1,179	1,179	—	—
Total	$53,818	$20,705	$33,113	$—

Non-U.S. Pension Plans	March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$649	$649	$—	$—
U.S. equities / equity funds	8,160	8,160	—	—
International equities / equity funds	14,297	4,598	9,699	—
Global equity funds	9,913	—	9,913	—
International fixed income funds	2,725	2,725	—	—
U.S. fixed income funds	7,491	—	7,491	—
Global fixed income funds	5,862	1,287	4,575	—
Other investments:
Diversified funds	1,991	1,991	—	—
Real estate equities	1,159	1,159	—	—
Total	$52,247	$20,569	$31,678	$—

        The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."
          A reconciliation of the beginning and ending balance of U.S. pension plan assets that are measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2015 is as follows:

	U.S. Pension Plans
	Diversified funds	Real estate	Total Level 3 Plan assets
Fair value, March 31, 2013	$165	$4,801	$4,966
Total gains (unrealized/realized)	12	419	431
Purchases, sales and settlements net	(78)	(1,200)	(1,278)
Fair value, March 31, 2014	99	4,020	4,119
Total gains (unrealized/realized)	5	437	442
Purchases, sales and settlements net	(28)	—	(28)
Fair value, March 31, 2015	$76	$4,457	$4,533

For all periods presented, the Company had no Non-U.S. pension plan assets measured at fair value using significant unobservable inputs (Level 3). Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are general descriptions of asset categories, as well as the valuation methodologies and inputs used to determine the fair value of each major category of plan assets.

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
          Investments in equity and fixed income mutual funds are publicly traded and valued primarily using quoted market prices and generally classified within Level 1 in the fair value hierarchy. Investments in commingled funds used in certain non-U.S. pension plans are not publicly traded, but the underlying assets held in these funds are traded in active markets and the prices for these assets are readily observable. Holdings in these commingled funds are generally classified as Level 2 investments.
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

Cash Flows

Contributions
The Company expects to contribute $5,126 to its U.S. benefits plans and $3,554 to its non-U.S. benefit plans in fiscal 2016.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015
2016	$8,405	$3,431	$637	$93
2017	7,435	3,000	640	97
2018	7,417	3,120	618	101
2019	7,478	3,482	599	105
2020	7,967	3,262	592	116
Years 2021-2025	38,042	18,464	2,733	657

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $4,009 in 2015, $4,435 in 2014 and $5,056 in 2013.

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
          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2015	2014
Discount rate	10.54%	11.13%
Health care cost trend rate assumed for next year	7.87%	7.88%
Ultimate trend rate	7.87%	7.88%

          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
          For 2015 and 2014, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For 2015 the additional cost related to these contracts was $23.
          Prior service credits of $11 and unrecognized net actuarial losses of $447 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2016.
          A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Change in Benefit Obligation
Benefit obligation, beginning	$8,727	$9,995	$1,636	$2,217
Service cost	39	60	3	6
Interest cost	361	375	154	173
Effect of currency translation	—	—	(446)	(217)
Actuarial losses	370	(804)	(6)	(426)
Benefits paid	(656)	(899)	(98)	(117)
Benefit obligation, ending	$8,841	$8,727	$1,243	$1,636
Change in Plan Assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	656	899	98	117
Benefits paid	(656)	(899)	(98)	(117)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(8,841)	$(8,727)	$(1,243)	$(1,636)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(637)	$(671)	$(93)	$(126)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(8,204)	(8,056)	(1,150)	(1,510)
Net amount recognized	$(8,841)	$(8,727)	$(1,243)	$(1,636)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)
          There are no plan assets for 2015 or 2014. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
Service cost	$39	$60	$57	$3	$6	$5
Interest cost	361	375	434	154	173	175
Prior service credit	(1,196)	(1,622)	(1,622)	(14)	(16)	(18)
Actuarial losses (gains)	450	474	460	(5)	15	6
Net periodic benefit costs (income)	$(346)	$(713)	$(671)	$138	$178	$168

          The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $730 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2016.
          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in 2015, 2014 and 2013.

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
          Management evaluates performance using information included in management reports. The Company has six geographic operating segments: Africa, Asia, Europe, North America, South America and Value Added Services. Value Added Services is comprised of the Company's crushed rolled expanded stem ("CRES"), cut rag, toasted burley and other specialty products and services. In reviewing these operations, the Company concluded that the economic characteristics of South America and Value Added Services were dissimilar from the other operating segments. Based on this fact, the Company is disclosing South America and Value Added Services separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.” The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Operations	2015	2014	2013
Sales and other operating revenues:
South America	$471,870	$743,811	$684,865
Value Added Services	137,047	123,866	130,382
Other Regions	1,456,933	1,487,279	1,428,569
Total revenue	$2,065,850	$2,354,956	$2,243,816
Operating income:
South America	$20,524	$60,539	$69,565
Value Added Services	9,863	11,457	15,157
Other Regions	80,448	47,063	75,550
Total operating income	110,835	119,059	160,272
Debt retirement expense	(771)	57,449	1,195
Interest expense	113,355	116,798	114,557
Interest income	6,268	7,068	6,547
Income before income taxes and other items	$4,519	$(48,120)	$51,067

	Years Ended March 31,
Analysis of Segment Assets	2015	2014	2013
Segment assets:
South America	$453,158	$457,585	$616,946
Value Added Services	148,734	194,562	197,959
Other Regions	1,062,697	1,123,140	1,096,674
Total assets	$1,664,589	$1,775,287	$1,911,579
Trade and other receivables, net
South America	$18,102	$26,752	$35,627
Value Added Services	11,753	12,263	15,129
Other Regions	170,548	137,444	173,466
Total trade and other receivables, net	$200,403	$176,459	$224,222
Goodwill:
Value Added Services	$1,202	$1,202	$1,202
Other Regions	1,592	1,592	1,592
Total Goodwill	$2,794	$2,794	$2,794
Equity in net assets of investee companies:
South America	$21,714	$19,161	$—
Value Added Services	553	—	—
Other Regions	31,411	30,699	23,986
Total equity in net assets of investee companies	$53,678	$49,860	$23,986
Depreciation and amortization:
South America	$9,944	$10,946	$12,107
Value Added Services	1,876	1,986	1,306
Other Regions	17,803	19,495	20,398
Total depreciation and amortization	$29,623	$32,427	$33,811
Capital expenditures:
South America	$4,481	$2,789	$5,038
Value Added Services	137	415	4,048
Other Regions	18,055	24,551	33,717
Total capital expenditures	$22,673	$27,755	$42,803

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

	Years Ended March 31,
Sales by Destination	2015	2014	2013
Sales and Other Operating Revenues:
United States	$363,964	$467,111	$423,617
China	254,658	401,480	308,935
Belgium	137,513	125,377	185,668
Russia	118,233	125,093	147,283
Germany	116,713	130,163	93,990
Indonesia	58,609	58,919	109,983
Other	1,016,160	1,046,813	974,340
	$2,065,850	$2,354,956	$2,243,816

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc. and China Tobacco International Inc. for the year ended March 31, 2015 and 2014; and Philip Morris International, Inc., Japan Tobacco Inc., Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013.

	Years Ended March 31,
Property, Plant and Equipment by Location	2015	2014	2013
Property, Plant and Equipment, Net:
United States	$57,861	$53,517	$45,213
Brazil	87,161	92,142	99,492
Malawi	25,704	27,227	28,683
Tanzania	23,610	24,979	24,568
Europe	15,191	19,711	20,370
Argentina	7,390	7,325	7,909
Asia	6,960	7,545	8,436
Zambia	6,582	6,690	6,316
Turkey	3,454	18,310	25,666
Other	4,062	3,800	4,325
	$237,975	$261,246	$270,978

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2015, 2014 and 2013 were $8,570, $12,286 and $5,662, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,106 and the total assessment including penalties and interest at March 31, 2015 is $11,603. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $6,215. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit is $250,000, which was reduced to $150,000 on April 30, 2015. The Company incurred program costs of $1,642 and $1,675 during the years ending March 31, 2015 and 2014 which were included in Other Income in the Statements of Consolidated Operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations.
          The agreement for the second securitization program previously executed on September 28, 2011, as amended November 30, 2013, expired December 31, 2014. This securitization program was replaced by a securitization program with the same financial institution executed on March 31, 2015. The agreement for the third securitization program was executed on March 28, 2013, amended and restated March 25, 2014. These programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. For the years ended March 31, 2015 and 2014, the expense for the servicing liability was $178 and $184 which is included in Other Income in the Statements of Consolidated Operations. The liability is recorded in Accrued Expenses and other Current Liabilities in the Consolidated Balance Sheets. As receivables sold under these facilities were settled in fiscal 2015 and 2014, the servicing liability was reduced by $115 and $281 and is included in Selling, General and Administrative Expenses in the Statements of Consolidated Operations. The investment limits under the second and third agreements are $35,000 and $100,000 respectively. The cost for entering the third program was $1,220 and is included in Other Income in the Statements of Consolidated Operations in fiscal 2013.
          Under the programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2015 and 2014, Trade and Other Receivables, Net in the Consolidated Balance Sheets has been reduced by $20,396 and $16,575 as a result of the net settlement. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables (continued)
          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2015	2014
Receivables outstanding in facility as of March 31:	$235,162	$204,364

Beneficial interest as of March 31	$40,712	$35,559

Servicing Liability as of March 31	$131	$69

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$622,844	$801,480
Deferred purchase price	229,573	268,650
Service fees	589	572
Total	$853,006	$1,070,702

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

	March 31,
	2015	2014
Carrying value	$741,837	$904,919
Estimated fair value	653,548	919,435

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of March 31, 2015 and March 31, 2014 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions which are not observable, and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2015 by $218 and $437, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco Supplier Guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is the greater of using a discounted cash flow based on rates with and without the guarantees or applying historical loss rates generated from guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at March 31, 2015 would change by $859 or $1,704, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at March 31, 2015 would change by $413 or $817, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015			March 31, 2014
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$1,373	$—	$1,373	$—	$—	$—
Securitized beneficial interests	—	40,712	40,712	—	35,559	35,559
Total Assets	$1,373	$40,712	$42,085	$—	$35,559	$35,559
Liabilities
Guarantees	$—	$8,650	$8,650	$—	$7,344	$7,344
Derivative financial instruments	—	—	—	169	—	169
Total Liabilities	$—	$8,650	$8,650	$169	$7,344	$7,513

Reconciliation of Change in Recurring Level 3 Balances

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2013	$31,992	$6,367
Issuance of guarantees/sales of receivables	287,432	11,013
Settlements	(278,990)	(9,740)
Changes in anticipated loss rate	—	—
Losses recognized in earnings	(4,875)	(296)
Ending Balance March 31, 2014	35,559	7,344
Issuance of guarantees/sales of receivables	233,392	12,921
Settlements	(223,150)	(9,304)
Changes in anticipated loss rate	—	—
Losses recognized in earnings	(5,089)	(2,311)
Ending Balance at March 31, 2015	$40,712	$8,650

          The amount of total losses included in earnings for the years ended March 31, 2015 and 2014 attributable to the change in unrealized losses relating to assets still held at the respective dates was $2,034 and $1,572 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 - Fair Value Measurements (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2015 and 2014:

	Fair Value at 3/31/2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests			Discount Rate	2.73% to 2.74%
	$40,712	Discounted Cash Flow	Payment Speed	116.0 to 119.4 days
Tobacco Supplier Guarantees	3,110	Historical Loss	Historical Loss	10.0% to 15.8%
	3,412	Discounted Cash Flow	Market Interest Rate	13.0% to 22.0%
Deconsolidated Subsidiary Guarantees	2,128	Discounted Cash Flow	Market Interest Rate	12.0%

	Fair Value at 3/31/2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$35,559	Discounted Cash Flow	Discount Rate	2.74% to 3.86%
			Payment Speed	62.1 to 105.1 days
Tobacco Supplier Guarantees	1,211	Historical Loss	Historical Loss	6.0% to 8.0%
	4,157	Discounted Cash Flow	Market Interest Rate	10.0% to 46.0%
Deconsolidated Subsidiary Guarantees	1,976	Discounted Cash Flow	Market Interest Rate	12%

Note 19 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2015	March 31, 2014
Balances:
Accounts receivable	$41,816	$44,869
Accounts payable	$58,512	$63,384

	Year Ended March 31,
	2015	2014	2013
Transactions:
Sales	$20,692	$—	$—
Purchases	$271,466	$258,169	$240,635
          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia, South America, North America and Europe which grow, purchase, process and sell tobacco or produce consumable e-liquids.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2015
	Sales and other operating revenue	$249,017	$589,815	$488,921	$738,097	$2,065,850
	Gross profit	35,104	71,483	69,704	78,788	255,079
	Restructuring and asset impairment charges	—	500	—	8,618	9,118
	Net income (loss)	(18,563)	(1,917)	1,122	3,761	(15,597)
	Net earnings (loss) attributable to noncontrolling interest	55	(7)	(230)	10	(172)
	Net income (loss) attributable to Alliance One International, Inc.	(18,618)	(1,910)	1,352	3,751	(15,425)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.21)	(0.02)	0.02	0.04	(0.17)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.21)	(0.02)	0.02	0.04	(0.17)
Market Price	- High	3.01	2.74	2.10	1.63	3.01
	- Low	2.30	1.93	1.52	0.83	0.83
	Year Ended March 31, 2014
	Sales and other operating revenue	$383,887	$700,680	$654,550	$615,839	$2,354,956
	Gross profit	28,494	83,970	83,841	43,722	240,027
	Debt retirement expense	17	55,582	64	1,786	57,449
	Other income (expense)	1,244	(499)	(1,627)	19,112	18,230
	Net income (loss)	(36,733)	(46,086)	13,017	(17,200)	(87,002)
	Net earnings (loss) attributable to noncontrolling interest	129	(104)	(270)	(98)	(343)
	Net income (loss) attributable to Alliance One International, Inc.	(36,862)	(45,982)	13,287	(17,102)	(86,659)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.42)	(0.53)	0.15	(0.19)	(0.99)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.42)	(0.53)	0.14	(0.19)	(0.99)
Market Price	- High	3.99	4.23	3.25	3.10	4.23
	- Low	3.41	2.79	2.81	2.41	2.41

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

Fourth Quarter 2015 - Restructuring charges of $8,618 related to first phase of global restructuring plan in connection with reduction in global workforce.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 - Subsequent Event

On June 2, 2015, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment"), which amended the credit agreement, as amended (the “Credit Agreement”), governing the Company’s senior secured credit facility. The Third Amendment modified the definition of Consolidated EBIT to permit add backs for specified periods for reserves taken with respect to receivables, restructuring charges and adjustments for applying the rule of lower of cost or market to inventories, modified the Minimum Consolidated Interest Coverage Ratio to 1.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015, 1.65 to 1.00 for the period ending December 31, 2015 and 1.70 to 1.00 for the period ending March 31, 2016, modified the Maximum Consolidated Leverage Ratio to 7.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015 and 7.15 to 1.00 for the period ending December 31, 2015, modified the restricted payments covenant to permit repayment of the Company’s Senior Secured Second Lien Notes by up to $50,000 in any fiscal year, with carry forward of any unused amount into the next fiscal year, modified a covenant to provide a 90-day cure period if Uncommitted Inventories (as defined in the Credit Agreement) exceed the threshold of $250,000, but only to the extent that they do not exceed $285,000, and provides for first-lien mortgages on the Company’s facilities located in Farmville, King and Wilson, North Carolina. See Note 8 “Long-Term Debt-Senior Secured Credit Facility-Financial Covenants” to the “Notes to Consolidated Financial Statements” for further information.

On May 28, 2015, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s common stock to be effective after the close of business on June 26, 2015. The Company’s shareholders granted the Board of Directors discretionary authority to effect this reverse stock split at the Company’s special meeting of shareholders held on May 27, 2015. If the reverse stock split had been effective as of March 31, 2015, the Company's basic loss per share and diluted loss per share would have been $(1.75) and $(1.75), respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliance One International, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 8, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 8, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2015.

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
          Based on that assessment, management believes our internal control over financial reporting was effective as of March 31, 2015.
          The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.:
We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2015 of the Company and our report dated June 8, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 8, 2015

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting
The Company concluded the implementation of an ERP system using SAP applications during fiscal 2015. The implementation was part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended March 31, 2015, there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 2, 2015, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment"), which amended the credit agreement, as amended (the “Credit Agreement”), governing the Company’s senior secured credit facility. The Third Amendment:

•
modified the definition of Consolidated EBIT to permit add backs for specified periods for reserves taken with respect to receivables, restructuring charges and adjustments for applying the rule of lower of cost or market to inventories;

•
modified the minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to 1.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015, 1.65 to 1.00 for the period ending December 31, 2015 and 1.70 to 1.00 for the period ending March 31, 2016;

•
modified the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 7.60 to 1.00 for the periods ending June 30, 2015 and September 30, 2015 and 7.15 to 1.00 for the period ending December 31, 2015;

•
modified the restricted payments covenant to permit repayment of the Company’s 9.875% Senior Secured Second Lien Notes due 2021 by up to $50 million in any fiscal year, with carry forward of any unused amount into the next fiscal year;

•
modified a covenant to provide a 90-day cure period if Uncommitted Inventories (as defined in the Credit Agreement) exceed the threshold of $250 million, but only to the extent that they do not exceed $285 million; and

•	provides for first-lien mortgages on the Company’s facilities located in Farmville, King and Wilson, North Carolina.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2015
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	8,022,654	$6.04	830,413
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	8,022,654	$6.04	830,413

1) These shares consist of 7,870,779 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan and 151,875 stock options issued and outstanding under prior plans of the Company and its predecessors.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2015, 2014 and 2013
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2015, 2014 and 2013
Consolidated Balance Sheets - March 31, 2015 and 2014
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2015, 2014 and 2013
Statements of Consolidated Cash Flows - Years ended March 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Report of Deloitte & Touche LLP
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b) Exhibits

The following documents are filed as exhibits to this Form 10‑K pursuant to Item 601 of Regulation S‑K:

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 001-13684).

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed June 13, 2013 (SEC File No. 001-13684).

4.01
Specimen of Common Stock certificate incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed February 8, 2010 (SEC File No. 001-13684).

4.02
Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 001-13684).

10.01
Amendment and Restatement Agreement dated as of July 26, 2013 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 001-13684).

10.02
First Amendment to Amended and Restated Credit Agreement dated as of May 30, 2014 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014 (SEC File No. 001-13684).

10.03
Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith).

10.04
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith).

10.05
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)
(b)    Exhibits (continued)

10.06
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.07
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.08
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 11, 2011 (SEC File No. 001-13684).*

10.09
Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.10
Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.11
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.12	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 001-13684).*

10.13
DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 001-13684).*

10.14
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.15
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 001-13684).*

10.16
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 001-13684).*

10.17
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.18
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 001-13684).*

10.19
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and Robert A. Sheets, incorporated by reference to Exhibit 10.1 to the first Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.20
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and J. Henry Denny, incorporated by reference to Exhibit 10.1 to the second Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.21	Summary of director and executive officer compensation arrangements (filed herewith).*

10.22
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 001-13684) *

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

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,878	$(163)	$—	$345 (A)	$3,370
Valuation allowance on deferred tax assets	$143,345	$26,598	$1,959 (B)	$3,413 (A) (C)	$168,489

Year ended March 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,370	$551	$—	$503 (A)	$3,418
Valuation allowance on deferred tax assets	$168,489	$23,719	$(3,489) (B)	$(33) (A)	$188,752

Year ended March 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,418	$12,456	$—	$1,921 (A)	$13,953
Valuation allowance on deferred tax assets	$188,752	(20.702) (D)	$3,999 (B)	1.112 (A)	$170,937

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss
(C) Liquidation of subsidiaries
(D) Deferred tax on unremitted earnings of foreign subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 8, 2015.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 8, 2015.

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

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director

EXHIBIT INDEX
Exhibits

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 001-13684).

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed June 13, 2013 (SEC File No. 001-13684).

4.01
Specimen of Common Stock certificate incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed February 8, 2010 (SEC File No. 001-13684).

4.02
Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 001-13684).

10.01
Amendment and Restatement Agreement dated as of July 26, 2013 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 001-13684).

10.02
First Amendment to Amended and Restated Credit Agreement dated as of May 30, 2014 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014 (SEC File No. 001-13684).

10.03
Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith).

10.04
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith).

10.05
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.06
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.07
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.08
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 11, 2011(SEC File No. 001-13684).*

10.09
Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.10
Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.11
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

	10.12	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 001-13684).*

10.13
DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 001-13684).*

10.14
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

EXHIBIT INDEX
Exhibits (continued)

10.15
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 001-13684).*

10.16
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 001-13684).*

10.17
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.18
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 001-13684).*

10.19
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and Robert A. Sheets, incorporated by reference to Exhibit 10.1 to the first Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.20
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and J. Henry Denny, incorporated by reference to Exhibit 10.1 to the second Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.21		Summary of director and executive officer compensation arrangements (file herewith).*

10.22
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 001-13684).*

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