Form 10-Q
period 2015-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2015-08-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30 2015.

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
                                               Yes [ ]                                                                              No [X]

As of July 31, 2015, the registrant had 9,668,551 shares outstanding of Common Stock (no par value) excluding 785,312 shares owned by a wholly owned subsidiary. After the close of business on June 26, 2015, the registrant effected a one-for-ten reverse split of its Common Stock.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three Months Ended June 30, 2015 and 2014	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three Months Ended June 30, 2015 and 2014	4

		Condensed Consolidated Balance Sheets
		June 30, 2015 and 2014 and March 31, 2015	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Three Months Ended June 30, 2015 and 2014	6

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended June 30, 2015 and 2014	7

		Notes to Condensed Consolidated Financial Statements	8 – 24

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	25 – 32

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

	Item 4.	Controls and Procedures	32 – 33

Part II.	Other Information

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 3.	Defaults Upon Senior Securities	33

	Item 4.	Mine Safety Disclosures	33

	Item 5.	Other Information	33

	Item 6.	Exhibits	34

Signature			35

Index of Exhibits			36

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2015	2014

Sales and other operating revenues	$263,812	$249,017
Cost of goods and services sold	229,598	213,913
Gross profit	34,214	35,104
Selling, general and administrative expenses	29,939	31,325
Other income	586	800
Restructuring and asset impairment charges	2,948	—
Operating income	1,913	4,579

Interest expense (includes debt amortization of $2,244 and $1,552 for the three months in 2015 and 2014, respectively)	27,691	26,922
Interest income	1,374	1,351
Loss before income taxes and other items	(24,404)	(20,992)
Income tax expense (benefit)	(1,362)	(2,914)
Equity in net income (loss) of investee companies	132	(485)
Net loss	(22,910)	(18,563)
Less: Net income (loss) attributable to noncontrolling interests	(7)	55
Net loss attributable to Alliance One International, Inc.	$(22,903)	$(18,618)

Loss per share:
Basic	$(2.58)	$(2.12)
Diluted	$(2.58)	$(2.12)

Weighted average number of shares outstanding:
Basic	8,862	8,799
Diluted	8,862	8,799

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2015
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2015	2014

Net loss	$(22,910)	$(18,563)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,307	208
Defined benefit pension amounts reclassified to income	1,000	414
Total other comprehensive income (loss), net of tax	3,307	622
Total comprehensive income (loss)	(19,603)	(17,941)
Comprehensive income (loss) attributable to noncontrolling interests	(7)	55
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(19,596)	$(17,996)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2015	June 30, 2014	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents				$163,942	$126,199	$143,849
Trade and other receivables, net				177,759	186,860	200,403
Accounts receivable, related parties				89,285	76,672	41,816
Inventories				926,018	1,014,413	772,608
Advances to tobacco suppliers				47,273	58,563	38,589
Recoverable income taxes				5,851	5,991	5,257
Current deferred taxes, net				22,824	13,376	15,587
Prepaid expenses				24,179	34,213	23,541
Other current assets				14,795	14,074	14,606
Total current assets				1,471,926	1,530,361	1,256,256
Other assets
Investments in unconsolidated affiliates				54,508	50,927	54,694
Goodwill and other intangible assets				30,994	34,235	31,891
Long-term recoverable income taxes				7,252	5,644	6,571
Deferred income taxes, net				29,394	40,878	31,649
Other deferred charges				18,296	19,711	17,695
Other noncurrent assets				27,141	39,015	27,858
				167,585	190,410	170,358
Property, plant and equipment, net				235,327	258,613	237,975
				$1,874,838	$1,979,384	$1,664,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$401,089	$541,199	$330,254
Accounts payable				77,758	89,054	73,358
Due to related parties				22,920	8,824	58,512
Advances from customers				20,042	40,889	18,906
Accrued expenses and other current liabilities				95,928	105,518	87,132
Income taxes				9,740	9,619	12,964
Long-term debt current				32,894	4,329	2,894
Total current liabilities				660,371	799,432	584,020

Long-term debt				894,059	825,423	738,943
Deferred income taxes				5,227	5,752	5,284
Liability for unrecognized tax benefits				8,226	9,526	8,826
Pension, postretirement and other long-term liabilities				89,301	79,719	91,252
				996,813	920,420	844,305
Commitments and contingencies
Stockholders’ equity	June 30, 2015	June 30, 2014	March 31, 2015
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,668	9,617	9,644	469,357	466,267	468,564
Retained deficit				(192,316)	(172,606)	(169,413)
Accumulated other comprehensive loss				(62,854)	(37,479)	(66,161)
Total stockholders’ equity of Alliance One International, Inc.				214,187	256,182	232,990
Noncontrolling interests				3,467	3,350	3,274
Total equity				217,654	259,532	236,264
				$1,874,838	$1,979,384	$1,664,589
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2014	$465,682	$(153,988)	$(1,640)	$(36,461)	$3,295	$276,888
Net loss	—	(18,618)	—	—	55	(18,563)
Stock-based compensation	585	—	—	—	—	585
Other comprehensive income, net of tax	—	—	208	414	—	622

Balance, June 30, 2014	$466,267	$(172,606)	$(1,432)	$(36,047)	$3,350	$259,532

Balance, March 31, 2015	$468,564	$(169,413)	$(14,154)	$(52,007)	$3,274	$236,264
Net loss	—	(22,903)	—	—	(7)	(22,910)
Increase in capitalization of non-controlling interest	—	—	—	—	200	200
Stock-based compensation	793	—	—	—	—	793
Other comprehensive loss, net of tax	—	—	2,307	1,000	—	3,307

Balance, June 30, 2015	$469,357	$(192,316)	$(11,847)	$(51,007)	$3,467	$217,654

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2015 and 2014 (Unaudited)

(in thousands)	June 30, 2015	June 30, 2014

Operating activities
Net loss	$(22,910)	$(18,563)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,064	7,500
Debt amortization/interest	2,596	1,889
(Gain) loss on foreign currency transactions	1,143	(331)
Restructuring and asset impairment charges	2,948	—
Stock-based compensation	1,104	750
Changes in operating assets and liabilities, net	(225,764)	(339,591)
Other, net	(234)	175
Net cash used by operating activities	(234,053)	(348,171)

Investing activities
Purchases of property, plant and equipment	(6,179)	(8,052)
Proceeds from sale of property, plant and equipment	446	409
Restricted cash	(577)	(1,114)
Other, net	8	(719)
Net cash used by investing activities	(6,302)	(9,476)

Financing activities
Net proceeds from short-term borrowings	79,440	329,572
Proceeds from long-term borrowings	185,000	—
Repayment of long-term borrowings	(242)	(75,489)
Debt issuance cost	(3,847)	(4,125)
Other, net	200	—
Net cash provided by financing activities	260,551	249,958

Effect of exchange rate changes on cash	(103)	(854)

Increase (decrease) in cash and cash equivalents	20,093	(108,543)
Cash and cash equivalents at beginning of period	143,849	234,742
Cash and cash equivalents at end of period	$163,942	$126,199

Other information:
Cash paid for income taxes	$6,177	$2,638
Cash paid for interest	10,233	5,380
Cash received from interest	(1,370)	(1,276)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Beginning April 1, 2015, the Company's management ceased evaluating performance of value added services as a separate operating segment. The Company's cut rag and other specialty products and services are now combined within the geographic operating segments in which they operate. The Company reviewed certain long-term financial performance and economic characteristics such as nature of products and services, production processes, type or class of customer, distribution methods for products and services, and regulatory environment. Based on review of the aggregation criteria, the Company concluded that Africa, Asia, Europe, and South America share similar economic indicators and are aggregated into one reportable segment “Other Regions.” The Company concluded that the economic characteristics of North America are dissimilar from the other operating segments and is disclosing it separately.
Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $5,377 and $6,241 for the three months ended June 30, 2015 and 2014, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance is effective for the Company on April 1, 2018. The Company is currently evaluating the impact of this new guidance.
     In August 2014, the FASB issued new accounting guidance on determining when and how to disclose going concern uncertainties in the financial statements. The primary objective of this accounting guidance is for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting guidance is effective for the Company on March 31, 2017. The Company is currently evaluating the impact of this new guidance.
In April 2015, the FASB issued new accounting guidance that changes the presentation of debt issuance costs in financial statements. The primary objective of this accounting guidance is to present these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is still reported as interest expense. This accounting guidance is effective for the Company on April 1, 2016. The Company is currently evaluating the impact of this new guidance.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of June 30, 2015, the Company’s unrecognized tax benefits totaled $15,934, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015, accrued interest and penalties totaled $624 and $746 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2015, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2012; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2015
The effective tax rate used for the three months ended June 30, 2015 was 5.6% compared to 13.9% for the three months ended June 30, 2014. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the three months ended June 30, 2015, the Company recorded a discrete event adjustment expense of $1,872, bringing the effective tax rate estimated for the three months of (2.1)% to 5.6%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the three months ended June 30, 2014 , the Company recorded a discrete event adjustment benefit of $1,410, bringing the effective tax rate estimated for the three months of 7.2% to 13.9%. This discrete event adjustment benefit relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the three months ended June 30, 2015 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2015	June 30, 2014	March 31, 2015
Amounts guaranteed (not to exceed)	$238,566	$283,228	$300,557
Amounts outstanding under guarantee	165,222	186,522	185,486
Fair value of guarantees	7,723	7,262	8,650

         Of the guarantees outstanding at June 30, 2015, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe and the joint venture in Brazil which is included in Accounts Receivable, Related Parties.

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2015 and 2014 and March 31, 2015, respectively, the Company had balances of $11,212, $15,863 and $16,412 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics. During the three months ended June 30, 2015, the Company recorded $375 of additional employee severance charges and $2,573 of asset impairment charges in connection with the restructuring of certain operations primarily in Africa. The asset impairment charges are for unrecoverable tobacco supplier advances and tobacco production property and equipment due to exiting and redefining the Company’s position in certain African markets. At June 30, 2015, the costs of any future initiatives are not estimable.

The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
Restructuring and Asset Impairment Charges	2015	2014
Employee separation and other cash charges:
Beginning balance	$8,087	$397
Period charges:
Severance charges	375	—
Total period charges	375	—
Payments through June 30	(1,246)	(296)
Ending balance June 30	$7,216	$101
Asset impairment and other non-cash charges	$2,573	$—
Total restructuring charges for the period	$2,948	$—

On April 1, 2015, the Company revised its reportable segments. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements." The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
Employee Separation and Other Cash Charges	2015	2014
Beginning balance:	$8,087	$397
North America	—	—
Other regions	8,087	397
Period charges:	$375	$—
North America	—	—
Other regions	375	—
Payments through June 30	$(1,246)	$(296)
North America	—	—
Other regions	(1,246)	(296)
Ending balance June 30	$7,216	$101
North America	—	—
Other regions	7,216	101

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2015		9.75	5.50	—
March 31, 2014 balance
Gross carrying amount	$2,794	$33,700	$14,893	$17,804	$69,191
Accumulated amortization	—	(14,954)	(4,752)	(14,760)	(34,466)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	269	269
Amortization expense	—	(421)	(146)	(192)	(759)
Net June 30, 2014	2,794	18,325	9,995	3,121	34,235
Additions	—	—	—	429	429
Amortization expense	—	(1,264)	(888)	(621)	(2,773)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(421)	(270)	(206)	(897)
Net June 30, 2015	$2,794	$16,640	$8,837	$2,723	$30,994
(1) Goodwill of $2,794 relates to the North America segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
July 1, 2015 through March 31, 2016	1,264	2,189	1,071	$4,524
2017	1,685	1,405	740	3,830
2018	1,685	1,403	512	3,600
2019	1,685	1,397	259	3,341
2020	1,685	1,396	141	3,222
Later	8,636	1,047	—	9,683
	$16,640	$8,837	$2,723	$28,200
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2015. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At June 30, 2015 and 2014, and March 31, 2015, the Company’s investment in these joint ventures was $53,491, $49,911, and $53,678, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at June 30, 2015 and 2014, and March 31, 2015, respectively were $3,796, $8,222 and $3,293 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $111,622, $137,333 and $105,983 at June 30, 2015 and 2014, and March 31, 2015, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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
Beginning April 1, 2015, the Company has revised its reportable segments. Prior year segment data has been recast to conform with the current year segment presentation. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements" for further information.
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

          The following table presents the summary segment information for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Sales and other operating revenues:
North America	$30,300	$35,389
Other regions	233,512	213,628
Total revenue	$263,812	$249,017

Operating income:
North America	$607	$1,912
Other regions	1,306	2,667
Total operating income	1,913	4,579

Interest expense	27,691	26,922
Interest income	1,374	1,351
Loss before income taxes and other items	$(24,404)	$(20,992)

Analysis of Segment Assets	June 30, 2015	June 30, 2014	March 31, 2015
Segment assets:
North America	$328,752	$260,303	$232,728
Other regions	1,546,086	1,719,081	1,431,861
Total assets	$1,874,838	$1,979,384	$1,664,589

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

After the close of all trading on June 26, 2015, the Company’s approved 1-for-10 reverse stock split of its common stock became effective. As a result, every 10 shares of Alliance One common stock outstanding were combined into one share of Alliance One common stock, reducing the number of outstanding shares of the Company’s common stock at June 26, 2015 from approximately 88.6 million shares to approximately 8.86 million shares. This change did not affect any shareholder’s rights. No fractional shares were issued in connection with the reverse stock split. Instead, the Company issued one full share of the post-reverse stock split common stock to any shareholder who would have been entitled to receive a fractional share as a result of the reverse stock split. Each common shareholder holds the same percentage of the outstanding common stock immediately following the reverse split as that shareholder did immediately prior to the reverse split, except for minor adjustments due to the additional net share fraction issued as a result of the treatment of fractional shares. For the three months ended June 30, 2014, the weighted average number of common shares has been restated to a post-reverse stock split-adjusted basis.
The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at June 30, 2015 and 2014. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 656 at a weighted average exercise price of $60.39 per share at June 30, 2015 and 686 at a weighted average exercise price of $60.42 per share at June 30, 2014.
          In connection with the offering of the Company’s 5.5% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions were designed to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeded the initial conversion price of $50.28 per share on a post-reverse stock split basis. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive. The Convertible Notes matured during the three months ended September 30, 2014.
          The following table summarizes the computation of earnings per share for the three months ended June 30, 2015 and 2014, respectively.

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)

	Three Months Ended June 30,
(in thousands, except per share data)	2015		2014
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(22,903)		$(18,618)

SHARES
Weighted average number of shares outstanding	8,862		8,799

BASIC LOSS PER SHARE	$(2.58)		$(2.12)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(22,903)		$(18,618)
Plus interest expense on 5 1/2% convertible notes, net of tax	—		—	*
Net loss attributable to Alliance One International, Inc. as adjusted	$(22,903)		$(18,618)

SHARES
Weighted average number of common shares outstanding	8,862		8,799
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—		—	*
Shares applicable to stock warrants	—	**	—	**
Adjusted weighted average number of common shares outstanding	8,862		8,799
DILUTED LOSS PER SHARE	$(2.58)		$(2.12)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. The convertible notes matured during the three months ended September 30, 2014. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months ended June 30, 2015 and 2014, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented. The warrants began expiring October 15, 2014 and were fully expired on April 8, 2015.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,104 and $750 for the three months ended June 30, 2015 and 2014, respectively, of which $291 and $19, respectively were with respect to stock-based awards payable in cash.
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
          During the three months ended June 30, 2015 and 2014, respectively, the Company made the following stock-based compensation awards on a post-split basis:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands, except grant date fair value)	2015	2014
Restricted Stock
Number Granted	6
Grant Date Fair Value	$23.91
Restricted Stock Units
Number Granted		22
Grant Date Fair Value		$27.20
Cash-Settled Restricted Stock Units
Number Granted		44
Grant Date Fair Value		$27.20
Performance Based Stock Units
Number Granted		22
Grant Date Fair Value		$27.20
Cash-Settled Performance Based Stock Units
Number Granted		44
Grant Date Fair Value		$27.20

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals. Unrestricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,246 and the total assessment including penalties and interest at June 30, 2015 is $12,273. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $5,890 at June 30, 2015, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

Other
Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7,400 plus interest and costs.  On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €48.  On December 23, 2014, Mindo, S.r.l. appealed the judgment of the Court of Rome to the Court of Appeal of Rome.  A hearing before the Court of Appeal of Rome was held on June 12, 2015, which was adjourned pending a further hearing set for February 2018.  The outcome of, and timing of a decision on, the appeal are uncertain.
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

11. DEBT ARRANGEMENTS

At June 30, 2015, $185,000 was outstanding under the senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its senior secured revolving credit facility and its senior notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the senior secured revolving credit facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities.
          If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At June 30, 2015, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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

Alliance One International, Inc. and Subsidiaries

12. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2015 and 2014, and March 31, 2015.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2015	Other Current Assets	$609	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at June 30, 2014	Other Current Assets	$1,550	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at March 31, 2015	Other Current Assets	$1,373	Accrued Expenses and Other Current Liabilities	$—

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,
		2015	2014

Foreign currency contracts	Cost of goods and services sold	$(1,392)	$2,072

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

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2015	2014
Service cost	$527	$510
Interest expense	1,462	1,693
Expected return on plan assets	(1,554)	(1,677)
Amortization of prior service cost	42	48
Actuarial loss	849	557
Net periodic pension cost	$1,326	$1,131

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the three months ended June 30, 2015, contributions of $2,127 were made to pension plans for fiscal 2016. Additional contributions to pension plans of approximately $6,552 are expected during the remainder of fiscal 2016. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of June 30, 2015, contributions of $170 were made to the plans for fiscal 2016. Additional contributions of $560 to the plans are expected during the rest of fiscal 2016. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2015	2014
Service cost	$10	$11
Interest expense	111	134
Amortization of prior service cost	(3)	(303)
Actuarial loss	112	111
Net periodic pension cost (benefit)	$230	$(47)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2015	June 30, 2014	March 31, 2015
Processed tobacco	$658,304	$650,180	$506,637
Unprocessed tobacco	219,427	317,713	219,269
Other	48,287	46,520	46,702
	$926,018	$1,014,413	$772,608

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2015	$(14,154)	$(52,007)	$(66,161)
Other comprehensive earnings before reclassifications	2,307	—	2,307
Amounts reclassified to net earnings, net of tax	—	1,000	1,000
Other comprehensive earnings, net of tax	2,307	1,000	3,307
Balances, June 30, 2015	$(11,847)	$(51,007)	$(62,854)

Balances, March 31, 2014	$(1,640)	$(36,461)	$(38,101)
Other comprehensive earnings before reclassifications	208	—	208
Amounts reclassified to net earnings, net of tax	—	414	414
Other comprehensive earnings, net of tax	208	414	622
Balances, June 30, 2014	$(1,432)	$(36,047)	$(37,479)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Pension and postretirement plans (*):
Actuarial loss	$961	$669
Amortization of prior service cost	39	(255)
	$1,000	$414

Amounts reclassified from accumulated other comprehensive losses to net earnings	$1,000	$414
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the three months ended June 30, 2015, the designated pool was adjusted from up to $250,000 trade receivables to $150,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company services, administers and collects the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Condensed Consolidated Statements of Operations.

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
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $22,090, $13,721 and $20,396 as a result of the net settlement as of June 30, 2015 and 2014 and March 31, 2015, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30,		March 31,
	2015	2014	2015
Receivables outstanding in facility	$109,400	$70,506	$235,162
Beneficial interest	$23,256	$24,883	$40,712
Servicing liability	$22	$43	$131
Cash proceeds for the three months ended June 30:
Cash purchase price	$82,672	$41,637	$622,844
Deferred purchase price	44,663	38,502	229,573
Service fees	167	172	589
Total	$127,502	$80,311	$853,006

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

	June 30, 2015	June 30, 2014	March 31, 2015
Carrying value	$926,953	$829,752	$741,837
Estimated fair value	855,886	864,938	653,548

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of June 30, 2015 and 2014 and March 31, 2015 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at June 30, 2015 by $72 and $144, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by certain unconsolidated subsidiaries. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at June 30, 2015 would change by $690 or $1,366, respectively.

          Unconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at June 30, 2015 would change by $525 or $1,039, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	June 30, 2015			June 30, 2014			March 31, 2015
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$609	$—	$609	$1,550	$—	$1,550	$1,373	$—	$1,373
Securitized beneficial interests	—	23,256	23,256	—	24,883	24,883	—	40,712	40,712
Total Assets	$609	$23,256	$23,865	$1,550	$24,883	$26,433	$1,373	$40,712	$42,085
Liabilities
Guarantees	$—	$7,723	$7,723	$—	$7,262	$7,262	$—	$8,650	$8,650
Derivative financial instruments	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$7,723	$7,723	$—	$7,262	$7,262	$—	$8,650	$8,650

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended June 30, 2015
	Securitized Beneficial Interests	Guarantees
Beginning Balance, March 31, 2015	$40,712	$8,650
Issuances of guarantees/sales of receivables	33,782	4,557
Settlements	(51,167)	(5,484)
Losses recognized in earnings	(71)	—
Ending Balance June 30, 2015	$23,256	$7,723

	Three Months Ended June 30, 2014
	Securitized Beneficial Interest	Guarantees
Beginning Balance, March 31, 2014	$35,559	$7,344
Issuances of guarantees/sales of receivables	21,513	4,281
Settlements	(31,725)	(4,363)
Losses recognized in earnings	(464)	—
Ending Balance June 30, 2014	$24,883	$7,262

The amount of unrealized losses relating to assets still held at the respective dates of June 30, 2015 and 2014 and March 31, 2015 were $733, $509 and $2,034 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at June 30, 2015:

	Fair Value at June 30, 2015		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$23,256	Discounted Cash Flow	Discount Rate	2.73% to 2.79%
			Payment Speed	82 to 99 days
Tobacco Supplier Guarantees	$2,075	Historical Loss	Historical Loss	10.80% to 15.77%
Tobacco Supplier Guarantees	$2,923	Discounted Cash Flow	Market Interest Rate	13.00% to 21.95%
Unconsolidated Subsidiary Guarantees	$2,725	Discounted Cash Flow	Market Interest Rate	12.00%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2015	June 30, 2014	March 31, 2015
Balances:
Accounts receivable, related parties	$89,285	$76,672	$41,816
Due to related parties	22,920	8,824	58,512

	Three Months Ended June 30,
	2015	2014
Transactions:
Sales	$7,563	$—
Purchases	22,651	18,100

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,460. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At June 30, 2015, the basis difference was $12,855.

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT

On July 23, 2015, the Company’s deconsolidated Zimbabwe subsidiary experienced a fire at its warehouse located in Harare which stored a portion of the green tobacco from the most recent harvest in that country. In addition to destroying green tobacco, the fire severely damaged the building and other fixed assets. The Company maintains insurance which provides for the recovery of loss from fire, including lost profit. The timing, and the exact amount, of insurance recovery related to the Harare fire is uncertain and an extended delay in receiving the full anticipated insurance recovery could adversely affect liquidity.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

Beginning April 1, 2015, the Company's management ceased evaluating performance of its value added services as a separate operating segment. The Company's cut rag and other specialty products and services are now combined within the geographic operating segments in which they operate. In reviewing its operating segments, based on changes in its business, the Company has now concluded that the economic characteristics of North America are dissimilar from the other operating segments. As a result, the Company is disclosing North America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and South America into one reportable segment "Other Regions."

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Despite global oversupply and reduced average sales prices, our sales for the first quarter improved 5.9% versus last year primarily due to increased volumes shipped from South America and enhanced customer demand for Asian products. Gross profit and gross profit as a percentage of sales decreased driven by Brazilian Real hedging expense, change in product mix, customer processing requirements and the weather-related delay in crop timing. Selling, general and administrative expenses decreased mainly due to lower travel and legal and professional fees. Restructuring and asset impairment charges in the first quarter were primarily attributable to impairment of advances to tobacco suppliers and property in Africa, due to our restructuring initiative that began in the fourth quarter of last fiscal year. Operating income decreased primarily due to the current period restructuring charges.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Again, this year, working capital and cash cycle improvements are focal areas. Our improved cost structure and well positioned inventories are important elements. Inventories are positioned below our internal plan and are below last year’s quarter-end. In addition, total debt less cash decreased $80.7 million when compared to the prior year, driven by the inventory reduction on lower green tobacco prices and a slow start to the current buying season. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

Global markets are still in oversupply with some regions beginning to tighten. Market prices paid in U.S dollars for suppliers’ green tobacco have again been generally lower this year, and conditions highlighted since the end of fiscal year 2014 when global oversupply was building have continued. We anticipate that oversupply will further correct through the current crop cycle. The South American and African markets have been delayed by 4 to 6 weeks this year mainly related to weather. As a result, we have experienced a slow start that is expected to improve through the year with sales building each subsequent quarter and resulting in improved full-year revenue when compared to last fiscal year. We continue to make progress toward our global plans and strategies. Those plans include investing in sustainable tobacco production where appropriate returns are achievable, eliminating costs from the supply chain and optimizing our global footprint to match future customer requirements. We have made solid progress in all these initiatives during the quarter and expect execution of these plans to improve our results and shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2015	$		%	2014
Kilos sold	55.6	7.9		16.6	47.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$243.7	$11.5		5.0	$232.2
Average price per kilo	4.38	(0.49)		(10.1)	4.87
Processing and other revenues	20.1	3.3		19.6	16.8
Total sales and other operating revenues	263.8	14.8		5.9	249.0
Tobacco cost of goods sold:
Tobacco costs	203.1	7.7		3.9	195.4
Transportation, storage and other period costs	9.2	(1.7)		(15.6)	10.9
Derivative financial instrument and exchange losses	3.6	4.8		(400.0)	(1.2)
Total tobacco cost of goods sold	215.9	10.8		5.3	205.1
Average cost per kilo	3.88	(0.42)		(9.7)	4.30
Processing and other revenues cost of services sold	13.7	4.9		55.7	8.8
Total cost of goods and services sold	229.6	15.7		7.3	213.9
Gross profit	34.2	(0.9)		(2.6)	35.1
Selling, general and administrative expenses	30.0	(1.3)		(4.2)	31.3
Other income	0.6	(0.2)		(25.0)	0.8
Restructuring and asset impairment charges	2.9	2.9		100.0	—
Operating income	1.9	(2.7)		(58.7)	4.6
Interest expense	27.7	0.8		3.0	26.9
Interest income	1.4	—		—	1.4
Income tax expense (benefit)	(1.4)	1.5		51.7	(2.9)
Equity in net income (loss) of investee companies	0.1	0.6		120.0	(0.5)
Income (loss) attributable to noncontrolling interests	—	—		—	—
Loss attributable to Alliance One International, Inc.	$(22.9)	$(4.3)	*	(23.1)	$(18.6)	*

* Amounts do not equal column totals due to rounding

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Summary. Total sales and other operating revenues increased 5.9% to $263.8 million primarily due to a 16.6% increase in volumes resulting from the timing of shipments in South America and increased customer demand in Asia. Changes in product mix and customer mix in Asia lowered average sales prices and average tobacco costs on a per kilo basis. Processing revenue and cost of services increases are primarily related to processing for our former Brazilian subsidiary. As a result of the change in currency movement, product mix and customer processing requirements, gross margin decreased 2.6% to $34.2 million and gross margin as a percentage of sales decreased from 14.1% to 13.0%. Selling, general and administrative expense ("SG&A") decreased primarily from lower travel and legal and professional fees. Restructuring and asset impairment charges in the current period are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa as a result of our restructuring initiative that began in the prior fiscal year. Due to the changes in our results for the quarter, operating income decreased 58.7% to $1.9 million.
Our interest costs increased from the prior year primarily due to higher amortization of debt costs as lower average borrowings were offset by higher average rates. Our effective tax rate was 5.6% this year compared to 13.9% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowanced, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (continued)

North America Region

North America Region Supplemental Information
	Three Months Ended
		June 30,
		Change
	2015	$	%	2014
Kilos sold	5.9	(0.1)	(1.7)	6.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$27.0	$(2.7)	(9.1)	$29.7
Average price per kilo	4.58	(0.37)	(7.5)	4.95
Processing and other revenues	3.3	(2.4)	(42.1)	5.7
Total sales and other operating revenues	30.3	(5.1)	(14.4)	35.4
Tobacco cost of goods sold:
Tobacco costs	21.3	(2.5)	(10.5)	23.8
Transportation, storage and other period costs	1.7	0.5	41.7	1.2
Derivative financial instrument and exchange losses	0.7	0.5	250.0	0.2
Total tobacco cost of goods sold	23.7	(1.5)	(6.0)	25.2
Average cost per kilo	4.02	(0.18)	(4.4)	4.20
Processing and other revenues cost of services sold	1.9	(1.5)	(44.1)	3.4
Total cost of goods and services sold	25.6	(3.0)	(10.5)	28.6
Gross profit	4.7	(2.1)	(30.9)	6.8
Selling, general and administrative expenses	4.1	(0.8)	(16.3)	4.9
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$0.6	$(1.3)	(68.4)	$1.9

Total sales and other operating revenues decreased 14.4% to $30.3 million primarily due to a 7.5% decrease in average sales prices per kilo primarily due to product mix and a 42.1% decrease in processing and other revenues due to changes in customer requirements. Total volumes this year were consistent with the prior year although the lamina/byproduct mix changed. The change in product mix also lowered average tobacco costs and average tobacco costs on a per kilo basis. As a result of the change in product mix and customer processing requirements, gross margin decreased 30.9% to $4.7 million compared to last year. Gross margin as a percentage of sales decreased 3.7 percentage basis points from 19.2% to 15.5% primarily due to period costs of our new U.S. cut rag facility that is not fully operational yet. Reductions in SG&A were attributable to lower taxes and licenses and allocations for general corporate services. Operating income declined 68.4% from the prior year as a result of the impact of the change in results for the region.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		June 30,
		Change
	2015	$	%	2014
Kilos sold	49.7	8.0	19.2	41.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$216.7	$14.2	7.0	$202.5
Average price per kilo	4.36	(0.50)	(10.3)	4.86
Processing and other revenues	16.8	5.7	51.4	11.1
Total sales and other operating revenues	233.5	19.9	9.3	213.6
Tobacco cost of goods sold:
Tobacco costs	181.8	10.2	5.9	171.6
Transportation, storage and other period costs	7.5	(2.2)	(22.7)	9.7
Derivative financial instrument and exchange gains	2.9	4.3	(307.1)	(1.4)
Total tobacco cost of goods sold	192.2	12.3	6.8	179.9
Average cost per kilo	3.87	(0.45)	(10.4)	4.31
Processing and other revenues cost of services sold	11.8	6.4	118.5	5.4
Total cost of goods and services sold	204.0	18.7	10.1	185.3
Gross profit	29.5	1.2	4.2	28.3
Selling, general and administrative expenses	25.9	(0.5)	(1.9)	26.4
Other income	0.6	(0.2)	(25.0)	0.8
Restructuring and asset impairment charges	2.9	2.9	100.0	—
Operating income	$1.3	$(1.4)	(51.9)	$2.7

Total sales and other operating revenues increased 9.3% to $233.5 million primarily due to a 19.2% increase in volumes sold primarily due to the timing of shipments in South America and increased customer demand in Asia. Average sales prices decreased 10.3% and average tobacco costs per kilo decreased 10.4% primarily due to product mix and customer mix in Asia. Processing and other revenues and processing costs increased primarily due to processing for our former Brazilian subsidiary and higher conversion costs in South America. As a result, gross margin increased 4.2% to $29.5 million. Due to the result of currency movement and hedging losses primarily in South America, gross margin as a percentage of sales decreased from 13.2% to 12.6%. Decreases in SG&A are associated with reduced travel and legal and professional fees partially offset by lower allocations for general corporate services. Restructuring and asset impairment charges in the current year are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa as a result of our restructuring initiative that began in the prior fiscal year. Primarily a result of restructuring and asset impairment charges, operating income decreased 51.9% to $1.3 million this year.

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
As of June 30, 2015, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2015 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency-by-currency basis.

Working Capital
Our working capital increased from $672.3 million at March 31, 2015 to $811.5 million at June 30, 2015. Our current ratio was 2.2 to 1 at June 30, 2015 and March 31, 2015. The increase in working capital is primarily related to the seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and South America crop cycles including the net advances to our Zimbabwe operation that is partially offset by the seasonal increase in notes payable to banks.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $76.4 million of our outstanding cash balance at June 30, 2015 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2015	2014	2015
Cash and cash equivalents	$163.9	$126.2	$143.8
Trade and other receivables, net	177.8	186.9	200.4
Inventories and advances to tobacco suppliers	973.3	1,073.0	811.2
Total current assets	1,471.9	1,530.4	1,256.3
Notes payable to banks	401.1	541.2	330.3
Accounts payable	77.8	89.1	73.4
Advances from customers	20.0	40.9	18.9
Total current liabilities	660.4	799.4	584.0
Current ratio	2.2 to 1	1.9 to 1	2.2 to 1
Working capital	811.5	731.0	672.3
Long-term debt	894.1	825.4	738.9
Stockholders’ equity attributable to Alliance One International, Inc.	214.2	256.2	233.0
Net cash provided (used) by:
Operating activities	(234.1)	(348.2)	(55.2)
Investing activities	(6.3)	(9.5)	(11.7)
Financing activities	260.6	250.0	(23.4)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities decreased $114.1 million in 2015 compared to 2014. The decrease in cash used was primarily due to less cash used for inventories and advances to tobacco suppliers in response to the timing of shipments and delays in the purchasing of the current African crops, and less cash used for receivables as well as payables in accordance with payment terms and timing of shipments. These decreases in cash used were partially offset by less cash from customer advances related to changes in customer requirements.

Investing Cash Flows
Net cash used by investing activities decreased $3.2 million in 2015 compared to 2014. The decrease in cash used was primarily due to decreased purchases of property, plant and equipment due to timing of investment in capital assets and restrictions on cash in accordance with terms.

Financing Cash Flows
Net cash provided by financing activities increased $10.6 million in 2015 compared to 2014. This increase is primarily due to increased proceeds from our revolver and lower repayment of long-term debt in accordance with terms. Partially offsetting the cash provided by net long-term borrowings is lower net proceeds from short-term borrowings due to lower tobacco inventory levels than the prior year as a result of the timing of shipments and the delay in purchasing the current crop in most African markets.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our senior secured revolving credit facility, long-term debt securities, customer advances and cash from operations when available. At June 30, 2015, we had cash of $163.9 million and total debt outstanding of $1,328.1 million comprised of $431.1 million of short-term and long-term notes payable to banks, $185.0 million of borrowings under the senior secured revolving credit facility, $3.9 million of other long-term debt and $708.1 million of 9.875% senior secured second lien notes. The $70.8 million seasonal increase in notes payable to banks from March 31, 2015 to June 30, 2015 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2015 and 2014, respectively, were $504.8 million at a weighted average interest rate of 4.9% and $540.5 million at a weighted average interest rate of 4.7%. Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2015 and 2014 were repaid with cash provided by operating activities. Available credit as of June 30, 2015 was $525.1 million comprised of $25.3 million under our senior secured revolving credit facility, $488.3 million of notes payable to banks and $11.5 million of availability exclusively for letters of credit. In fiscal 2016, we expect to incur capital expenditures of approximately $20.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended June 30, 2015 and payment of dividends is restricted under the terms of our senior secured revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of June 30, 2015:

			June 30, 2015
	Outstanding		Lines and
	March 31,	June 30	Letters	Interest
	2015	2015	Available	Rate
Senior secured credit facility:
Revolver (1)	$—	$185.0	25.3	5.6%
Senior notes:
9.875% senior notes due 2021	707.7	708.1	—	9.9%
Long-term foreign seasonal borrowings	30.0	30.0	—	2.7%
Other long-term debt	4.1	3.9	—	7.3%	(2)
Notes payable to banks (3)	330.3	401.1	488.3	5.2%	(2)
Total debt	$1,072.1	1,328.1	513.6
Short term	$330.3	$401.1
Long term:
Long term debt current	$2.9	$32.9
Long term debt	738.9	894.1
	$741.8	$927.0
Letters of credit	$6.3	$6.2	11.5
Total credit available			$525.1
(1)  As of June 30, 2015 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the three months ended June 30, 2015.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2015, we had approximately $401.1 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $907.1 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $11.5 million available in unused letter of credit capacity with $6.2 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of June 30, 2015, approximately $30.0 million was drawn and outstanding with a maximum capacity totaling $30.0 million.

Alliance One International, Inc. and Subsidiaries

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance is effective for the Company on April 1, 2018. The Company is currently evaluating the impact of this new guidance.
         In August 2014, the FASB issued new accounting guidance on determining when and how to disclose going concern uncertainties in the financial statements. The primary objective of this accounting guidance is for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting guidance is effective for the Company on March 31, 2017. The Company is currently evaluating the impact of this new guidance.
In April 2015, the FASB issued new accounting guidance that changes the presentation of debt issuance costs in financial statements. The primary objective of this accounting guidance is to present these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is still reported as interest expense. This accounting guidance is effective for the Company on April 1, 2016. The Company is currently evaluating the impact of this new guidance.

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2015. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2015.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2015.

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
          There were no changes that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7.4 million plus interest and costs.  On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €0.05 million.  On December 23, 2014, Mindo, S.r.l. appealed the judgment of the Court of Rome to the Court of Appeal of Rome.  A hearing before the Court of Appeal of Rome was held on June 12, 2015, which was adjourned pending a further hearing set for February 2018.  The outcome of, and timing of a decision on, the appeal are uncertain.
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

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

3.01	Amended and Restated Articles of Incorporation of Alliance One International, Inc., as amended (filed herewith)

3.02
Amended and Restated Bylaws of Alliance One International, Inc. incorporated by reference to Exhibit 3.2 to Alliance One International, Inc's Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

4.01
Form of certificate of common stock of Alliance One International, Inc., incorporated by reference to Exhibit 4.1 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

10.1
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684)

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

Alliance One International, Inc.

/s/ Nichlas A. Fink
Date: August 5, 2015	Nichlas A. Fink Vice President - Controller and Chief Compliance Officer (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

3.01	Amended and Restated Articles of Incorporation of Alliance One International, Inc., as amended (filed herewith)

3.02
Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

4.01
Form of certificate of common stock of Alliance One International, Inc., incorporated by reference to Exhibit 4.1 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

10.01
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684)

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