Form 10-Q/A
period 2015-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2015-08-06
CIK 939930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the registrant had 8,883,238 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary. After the close of business on June 26, 2015, the registrant effected a one-for-ten reverse split of its Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Alliance One International, Inc. (the “Company”) is being filed to correct an inadvertent error appearing on the cover page of the Company’s Form 10-Q for the period ended June 30, 2015 filed on August 5, 2015 (the “original Form 10-Q”), which original Form 10-Q incorrectly included in the amount of shares of Common Stock outstanding on July 31, 2015 the shares owned by a wholly owned subsidiary rather than excluding such shares as had been indicated and incorrectly understated the number of shares owned by the wholly owned subsidiary by one share. This Amendment should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the original Form 10-Q. Except as specifically noted above, this Amendment does not modify or update disclosures in the original Form 10-Q.

As required, the Company is filing with this Amendment updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31.01 and 31.02, which, in accordance with published guidance of the staff of the Securities and Exchange Commission, are abbreviated from the certifications filed with the original Form 10-Q in light of the limited scope of this Amendment.

Part II.	Other Information

Item 6.	Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Nichlas A. Fink
Date: August 6, 2015	Nichlas A. Fink Vice President - Controller and Chief Compliance Officer
(Principal Accounting Officer)

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)