Form 10-K/A
period 2015-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-05-25
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                 Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    []   Accelerated Filer    [X]    Non-Accelerated filer    []    Smaller Reporting Company    []
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $161.5 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of June 1, 2015, there were 8,858,310 shares of Common Stock outstanding (no par value) excluding 785,312 shares owned by a wholly owned subsidiary. After the close of business on June 26, 2015, the registrant effected a one-for-ten reverse split of its Common Stock. The shares noted above have been restated for this reverse split.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the registrant filed on July 10, 2015 is incorporated by reference into Part III hereof.

Explanatory Note

We are filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2015 (“Original Filing”), to restate our consolidated financial statements and related footnote disclosures for the years ended March 31, 2015, 2014 and 2013. This Form 10-K/A also includes under Part II, Item 6 of this Form 10-K/A restated selected consolidated statement of operations data for the fiscal year ended March 31, 2012 and selected consolidated balance sheet data at March 31, 2012 and 2011, which restated selected consolidated financial data have not been audited, and certain restated quarterly information under the Supplementary Data heading in Item 8 of this Form 10-K/A. The previously filed financial statements for those years should no longer be relied upon. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On February 15, 2016, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the years ended March 31, 2015, 2014 and 2013; and (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015, 2014 and 2013, September 30, 2014 and 2013, and December 31, 2014 and 2013. Similarly, the related press releases, auditor reports on the consolidated financial statements as of and for the year ended March 31, 2015, 2014 and 2013, and the effectiveness of internal control over financial reporting, management’s report on the effectiveness of internal control over financial reporting, and stockholder communications describing the portion of our financial statements for these periods that needed to be restated should no longer be relied upon.
In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and the selected quarterly financial data (unaudited) on this Form 10-K/A. In addition, we have restated selected consolidated statement of operations data for the fiscal year ended March 31, 2012 and selected consolidated balance sheet data at March 31, 2012 and 2011, which restated selected consolidated financial data have not been audited.
As of March 31, 2015, the correction of these errors decreased the reported amount of inventory by approximately $32 million, decreased accounts receivable by approximately $7 million, and decreased retained earnings by approximately $39 million. Approximately $26 million of the decrease in retained earnings is related to periods prior to the year ended March 31, 2015, with a portion in each quarter dating back to fiscal 2011 and prior. Further, these corrections decreased operating income for the year ended March 31, 2015 by approximately $13 million. Please refer to Note 1A “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements (As Restated) included in Part II, Item 8 of this Form 10-K/A for more information regarding the impact of these adjustments.
Along with restating our financial statements to correct the errors discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-K/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for each of the years ended March 31, 2015, 2014 and 2013, and reported fiscal quarters within each of these years. However, in conjunction with our need to restate our financial statements as a result of the errors noted above, we have determined that it would be appropriate within this Form 10-K/A to record all such previously unrecorded adjustments. Please refer to Note 1A “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements (As Restated) included in Part II, Item 8 of this Form 10-K/A for more information regarding the impact of these adjustments.
Because our prior period financial results have been corrected for errors, they are considered to be "restated" under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Annual Report on Form 10-K/A has been identified as “restated.”

Restatement of Other Financial Statements

We are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Form 10-Q/A”). We are filing the Form 10-Q/A to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in that report and to amend certain other items within that report.

Internal Control Consideration

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2015. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and our disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2015, as discussed in Part II, Item 9A of this Form 10-K/A.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

1	Part I, Item 1. Business
A. The Company
B. The Business - Purchasing
B. The Business - Selling
B. The Business - Reportable Segments
C. Other - Alliance One Employees
2	Part I, Item 1A. Risk Factors
3	Part 1, Item 2. Properties
5	Part II, Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6	Part II, Item 6. Selected Financial Data
7	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
8	Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk
9	Part II, Item 8. Financial Statements and Supplementary Data
10	Part II, Item 9A. Controls and Procedures
11	Part II, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related to Stockholder Matters
12	Part IV, Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A.

The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2015, and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2015 and December 31, 2015.

PART I

ITEM 1. BUSINESS (AS RESTATED)

A. The Company (As Restated)

Alliance One International, Inc. ("we," "Alliance One" or the "Company") is a Virginia corporation with revenues of approximately $2.1 billion and operating income of approximately $98.0 million for the year ended March 31, 2015. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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
          Our website address is http://www.aointl.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our website shall not be deemed part of this annual report on Form 10-K/A for any reason.

B. The Business (As Restated)

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

Purchasing (As Restated)
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

Purchasing (As Restated) (continued)
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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2015, 2014 and 2013, approximately 20%, 21% and 21%, respectively, of our purchases of tobacco were from the North America operating segment and approximately 80%, 79% and 79%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 63%, 63% and 61% of our total purchases for the three years ended March 31, 2015, 2014 and 2013 respectively, were from China, Brazil, Turkey and the Africa Region.

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

Selling (As Restated)
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
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of PMI and China Tobacco International, Inc. for the year ended March 31, 2015; PMI, JTI and China Tobacco International, Inc. for the year ended March 31, 2014; and PMI, JTI, Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013.
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

Reportable Segments (As Restated)
The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business. However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas. In reviewing these operations, we have concluded that the economic characteristics of North America are dissimilar from the other operating regions. Based on this fact, we disclose North America separately and aggregate the remaining four operating segments, Africa, Asia, Europe and South America into one reportable segment “Other Regions.” Our financial performance is reviewed at this level and these regions represent our operating segments. See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

C. Other (As Restated)

Research and Development
We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees (As Restated)
Alliance One’s consolidated entities employed approximately 3,281 persons, excluding seasonal employees, in our worldwide operations at March 31, 2015. In the Other Regions operating segment, Alliance One’s consolidated entities employed approximately 2,665 employees at March 31, 2015, excluding approximately 6,933 seasonal employees. Most seasonal employees are covered by collective bargaining agreements. In the North America operating segment, Alliance One’s consolidated entities employed approximately 616 employees at March 31, 2015 excluding approximately 174 seasonal employees. Most seasonal employees as well as approximately 190 full-time factory personnel in the United States are covered by collective bargaining agreements. We consider Alliance One’s employee relations to be satisfactory.
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

ITEM 1A. RISK FACTORS (AS RESTATED)

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K/A. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.
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
On February 19, 2016, we concluded that the financial statements included in our Annual Form 10-K for the year ended March 31, 2015 could not be relied upon due to improper accounting for accounts receivable and inventory in Kenya. As a result, we identified certain matters involving our internal control over financial reporting that we determined to be material weaknesses. We believe we will complete the remediation of those material weaknesses in internal control over financial reporting during fiscal 2017. Although we intend to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

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

ITEM 2. PROPERTIES (AS RESTATED)

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
          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE
NORTH AMERICA SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE, VA	STORAGE
OTHER REGIONS SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
ARARANGUA, BRAZIL	FACTORY/STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE
AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE
EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE
ASIA
NGORO, INDONESIA	FACTORY/STORAGE

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
ISSUER PURCHASES OF EQUITY SECURITIES (AS RESTATED)

Alliance One’s common stock is traded on the New York Stock Exchange, under the ticker symbol "AOI."
          The following table sets forth for the periods indicated the high and low reported sales prices of our common stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated. Stock prices are adjusted for a 1-to-10 reverse stock split that was effective June 26, 2015.

	High	Low	Dividends Declared
Year Ended March 31, 2015
Fourth Quarter	$16.30	$8.30	$—
Third Quarter	21.00	15.20	—
Second Quarter	27.40	19.30	—
First Quarter	30.10	23.00	—
Year Ended March 31, 2014
Fourth Quarter	$31.00	$24.10	$—
Third Quarter	32.50	28.10	—
Second Quarter	42.30	27.90	—
First Quarter	39.90	34.10	—
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
ISSUER PURCHASES OF EQUITY SECURITIES (AS RESTATED) (continued)

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

ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED)

As discussed in the Explanatory Note to this Form 10-K/A (the "Explanatory Note") and in Note 1A of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the years ended March 31, 2015, 2014 and 2013. In addition, as discussed in the Explanatory Note, we are also restating selected consolidated statement of operations data for the fiscal year ended March 31, 2012 and selected consolidated balance sheet data at March 31, 2012 and 2011, which restated selected consolidated financial data have not been audited. We have not included selected consolidated statement of operations data for the year ended March 31, 2011 as we have determined that it is impractical to do so. We have determined that the restatement of retained earnings of approximately $10.7 million that occurred prior to April 1, 2011 is necessary as a result of the errors described in the Explanatory Note, but are unable to determine the extent of the impact of such errors in any period prior to April 1, 2011. The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

		Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)	2012 (6) (Restated/Unaudited)	2011 (6) (Restated/Unaudited)
Summary of Operations
Sales and other operating revenues	$2,066,865	$2,354,536	$2,240,996	$2,149,468	$—
Restructuring and asset impairment charges (recoveries)	9,118	5,111	(55)	1,006	—
Operating income	97,969	106,219	162,201	149,636	—
Debt retirement expense (income) (1)	(771)	57,449	1,195	—	—
Net income (loss)	(26,302)	(101,404)	24,612	24,908	—
Net income (loss) attributable to Alliance One International, Inc.	(26,130)	(101,061)	23,913	25,168	—
Earnings Per Share Attributable to Alliance One International, Inc.: (5)
Basic earnings (loss) per share	$(2.96)	$(11.52)	$2.74	$2.89	$—
Diluted earnings (loss) per share (2)	$(2.96)	$(11.52)	$2.53	$2.61	$—

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$632,671	$792,703	$829,892	$813,030	$836,019
Total assets	1,626,646	1,748,013	1,895,373	1,933,867	1,795,813
Long-term debt	738,943	900,363	830,870	821,453	884,371
Stockholders’ equity attributable to Alliance One International, Inc.	193,994	245,302	324,504	313,918	303,533

Other Data
Ratio of earnings to fixed charges	—	—	1.44	1.44	—
Coverage deficiency	$8,265	$60,146	n/a	n/a	—
Common shares outstanding at year end (3) (5)	8,858	8,816	8,764	8,738	8,709
Number of stockholders at year end (4)	4,995	5,346	5,582	6,380	8,849

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
(3) Excluding 785 shares owned by a wholly owned subsidiary.
(4) Includes the number of stockholders of record and non-objecting beneficial owners.
(5) The Company’s approved 1-for-10 reverse stock split of its common stock became effective after the close of trading on June 26, 2015. As a result, every 10 shares of Alliance One common stock outstanding were combined into one share of Alliance One common stock, reducing the number of outstanding shares of the Company’s common stock at June 26, 2015 from approximately 88.6 million shares to approximately 8.86 million shares.
(6) The selected consolidated statement of operations data for the fiscal year ended March 31, 2012 and the selected consolidated balance sheet data at March 31, 2012 and 2011 have not been audited. We have not included selected consolidated statement of operation data for the year ended March 31, 2011 as we have determined that it is impractical to do so. We have determined that the restatement of retained earnings of approximately $10.7 million that occurred prior to April 1, 2011 is necessary as a result of the errors described in the Explanatory Note, but are unable to determine the extent of the impact of such errors in any period prior to April 1, 2011.
ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED) (continued)

FIVE YEAR FINANCIAL STATISTICS (continued)
Alliance One International, Inc. and Subsidiaries

	2015
(in thousands, except per share amount, ratio and number of stockholders)	As Previously Reported	Inventory Adjustments (5)	Receivables Adjustments (6)	Other Adjustments (7)	As Restated
Summary of Operations
Sales and other operating revenues	$2,065,850	$—	$1,584	$(569)	$2,066,865
Restructuring and asset impairment charges (recoveries)	9,118	—	—	—	9,118
Operating income	110,835	(14,727)	1,584	277	97,969
Debt retirement expense (income)	(771)	—	—		(771)
Net income (loss)	(15,597)	(13,899)	1,495	1,699	(26,302)
Net income (loss) attributable to Alliance One International, Inc.	(15,425)	(13,899)	1,495	1,699	(26,130)
Earnings Per Share Attributable to Alliance One International, Inc.: (4)
Basic earnings (loss) per share	$(1.75)	$(1.58)	$0.17	$0.19	$(2.96)
Diluted earnings (loss) per share (1)	$(1.75)	$(1.58)	$0.17	$0.19	$(2.96)
Cash dividends paid	—	—	—	—	—
Balance Sheet Data
Working capital	$672,236	$(31,643)	$(7,277)	$(645)	$632,671
Total assets	1,664,589	(31,665)	(7,459)	1,181	1,626,646
Long-term debt	738,943	—	—	—	738,943
Stockholders' equity attributable to Alliance One International, Inc.	232,990	(31,643)	(7,277)	(76)	193,994
Other Data
Ratio of earnings to fixed charges	1.04	(1.04)	—	—	—
Coverage deficiency	n/a	$6,707	$1,542	$16	$8,265
Common shares outstanding at year end (2) (4)	8,858	—	—	—	8,858
Number of stockholders at year end (3)	4,995	—	—	—	4,995
(1) For the year ended March 31, 2015, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the year ended March 31, 2015, assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
(2) Excluding 785 shares owned by a wholly owned subsidiary.
(3) Includes the number of stockholders of record and non-objecting beneficial owners.
(4) Shares and earnings per share are adjusted for a 1-for-10 reverse stock split that was effective June 26, 2015.
(5) Adjustments related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(6) Adjustments related to improper revenue recognition.
(7) Adjustments for the previously identified immaterial accounting errors, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED) (continued)

FIVE YEAR FINANCIAL STATISTICS (continued)
Alliance One International, Inc. and Subsidiaries

	2014
(in thousands, except per share amount, ratio and number of stockholders)	As Previously Reported	Inventory Adjustments (6)	Receivables Adjustments (7)	Other Adjustments (8)	As Restated
Summary of Operations
Sales and other operating revenues	$2,354,956	$—	$(344)	$(76)	$2,354,536
Restructuring and asset impairment charges (recoveries)	5,111	—	—	—	5,111
Operating income	119,059	(10,567)	(344)	(1,929)	106,219
Debt retirement expense (income) (1)	57,449	—	—	—	57,449
Net income (loss)	(87,002)	(11,006)	(358)	(3,038)	(101,404)
Net income (loss) attributable to Alliance One International, Inc.	(86,659)	(11,006)	(358)	(3,038)	(101,061)
Earnings Per Share Attributable to Alliance One International, Inc.: (5)
Basic earnings (loss) per share	$(9.88)	$(1.25)	$(0.04)	$(0.35)	$(11.52)
Diluted earnings (loss) per share (2)	$(9.88)	$(1.25)	$(0.04)	$(0.35)	$(11.52)
Cash dividends paid	—	—	—	—	—
Balance Sheet Data
Working capital	$819,400	$(17,744)	$(8,772)	$(181)	$792,703
Total assets	1,775,287	(16,937)	(9,044)	(1,293)	1,748,013
Long-term debt	900,363	—	—	—	900,363
Stockholders' equity attributable to Alliance One International, Inc.	273,593	(17,744)	(8,772)	(1,775)	245,302
Other Data
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency	$47,277	$9,834	$320	$2,715	$60,146
Common shares outstanding at year end (3) (5)	8,816	—	—	—	8,816
Number of stockholders at year end (4)	5,346	—	—	—	5,346
(1) For the year ended March 31, 2014, the Company refinanced its credit facility and long-term debt which resulted in recognition of significant costs to retire existing debt and accelerated recognition of related deferred financing costs and original issue discounts.
(2 For the year ended March 31, 2014 all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the year ended March 31, 2014 assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
(3) Excluding 785 shares owned by a wholly owned subsidiary.
(4) Includes the number of stockholders of record and non-objecting beneficial owners.
(5) Shares and earnings per share are adjusted for a 1-for-10 reverse stock split that was effective June 26, 2015.
(6) Adjustments related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(7) Adjustments related to improper revenue recognition.
(8) Adjustments for the previously identified immaterial accounting errors, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED) (continued)

FIVE YEAR FINANCIAL STATISTICS (continued)
Alliance One International, Inc. and Subsidiaries

	2013
(in thousands, except per share amount, ratio and number of stockholders)	As Previously Reported	Inventory Adjustments (5)	Receivables Adjustments (6)	Other Adjustments (7)	As Restated
Summary of Operations
Sales and other operating revenues	$2,243,816	$—	$(3,279)	$459	$2,240,996
Restructuring and asset impairment charges (recoveries)	(55)	—	—	—	(55)
Operating income	160,272	4,230	(3,279)	978	162,201
Debt retirement expense (income) (1)	1,195	—	—	—	1,195
Net income (loss)	24,712	3,863	(2,994)	(969)	24,612
Net income (loss) attributable to Alliance One International, Inc.	24,013	3,863	(2,994)	(969)	23,913
Earnings Per Share Attributable to Alliance One International, Inc.: (4)
Basic earnings (loss) per share	$2.75	$0.44	$(0.34)	$(0.11)	$2.74
Diluted earnings (loss) per share	$2.54	$0.35	$(0.27)	$(0.09)	$2.53
Cash dividends paid	—	—	—	—	—
Balance Sheet Data
Working capital	$843,803	$(6,738)	$(8,414)	$1,241	$829,892
Total assets	1,911,579	(6,370)	(8,687)	(1,149)	1,895,373
Long-term debt	830,870	—	—	—	830,870
Stockholders' equity attributable to Alliance One International, Inc.	338,393	(6,738)	(8,414)	1,263	324,504
Other Data
Ratio of earnings to fixed charges	1.43	—	—	0.01	1.44
Coverage deficiency	n/a	—	—	—	n/a
Common shares outstanding at year end (2) (4)	8,764	—	—	—	8,764
Number of stockholders at year end (3)	5,582	—	—	—	5,582

(1) For the year ended March 31, 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of related deferred financing costs.
(2) Excluding 785 shares owned by a wholly owned subsidiary.
(3) Includes the number of stockholders of record and non-objecting beneficial owners.
(4) Shares and earnings per share are adjusted for a 1-for-10 reverse stock split that was effective June 26, 2015.
(5) Adjustments related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(6) Adjustments for the related to improper revenue recognition.
(7) Adjustments for the previously identified immaterial accounting errors, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED) (continued)

FIVE YEAR FINANCIAL STATISTICS (continued)
Alliance One International, Inc. and Subsidiaries

	2012
(in thousands, except per share amount, ratio and number of stockholders)	As Previously Reported	Inventory Adjustments (4)	Receivables Adjustments (5)	Other Adjustments (6)	As Restated/Unaudited
Summary of Operations
Sales and other operating revenues	$2,150,767	$—	$(662)	$(637)	$2,149,468
Restructuring and asset impairment charges (recoveries)	1,006	—	—	—	1,006
Operating income	154,813	(4,652)	(662)	137	149,636
Debt retirement expense (income)	—	—	—	—	—
Net income (loss)	29,191	(4,195)	(509)	421	24,908
Net income (loss) attributable to Alliance One International, Inc.	29,451	(4,195)	(509)	421	25,168
Earnings Per Share Attributable to Alliance One International, Inc.: (3)
Basic earnings (loss) per share	$3.38	$(0.48)	$(0.06)	$0.05	$2.89
Diluted earnings (loss) per share	$3.05	$(0.43)	$(0.05)	$0.04	$2.61
Cash dividends paid	—	—	—	—	—
Balance Sheet Data
Working capital	$828,681	$(10,601)	$(5,420)	$370	$813,030
Total assets	1,949,845	(10,601)	(5,576)	199	1,933,867
Long-term debt	821,453	—	—	—	821,453
Stockholders' equity attributable to Alliance One International, Inc.	327,482	(10,601)	(5,420)	2,457	313,918
Other Data
Ratio of earnings to fixed charges	1.49	(0.04)	(0.02)	0.01	1.44
Coverage deficiency	n/a	—	—	—	n/a
Common shares outstanding at year end (1) (3)	8,738	—	—	—	8,738
Number of stockholders at year end (2)	6,380	—	—	—	6,380
(1) Excluding 785 shares owned by a wholly owned subsidiary.
(2) Includes the number of stockholders of record and non-objecting beneficial owners.
(3) Shares and earnings per share are adjusted for a 1-for-10 reverse stock split that was effective June 26, 2015.
(4) Adjustments related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(5) Adjustments related to improper revenue recognition.
(6) Adjustments for the previously identified immaterial accounting errors, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED) (continued)

FIVE YEAR FINANCIAL STATISTICS (continued)
Alliance One International, Inc. and Subsidiaries

	2011
(in thousands, except per share amount, ratio and number of stockholders)	As Previously Reported	Inventory Adjustments (3)	Receivables Adjustments (4)	Other Adjustments (5)	As Restated/Unaudited
Balance Sheet Data
Working capital	$846,860	$(6,406)	$(4,911)	$476	$836,019
Total assets	1,808,330	(5,948)	(4,759)	(1,810)	1,795,813
Long-term debt	884,371	—	—	—	884,371
Stockholders' equity attributable to Alliance One International, Inc.	312,813	(6,406)	(4,911)	2,037	303,533
Other Data
Common shares outstanding at year end (1)	8,709	—	—	—	8,709
Number of stockholders at year end (2)	8,849	—	—	—	8,849

(1) Excluding 785 shares owned by a wholly owned subsidiary.
(2 Includes the number of stockholders of record and non-objecting beneficial owners.
(3) Adjustments related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(4) Adjustments related to improper revenue recognition.
(5) Adjustments for the previously identified immaterial accounting errors, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K/A:

RESTATEMENT
As discussed in the Explanatory Note in this Form 10-K/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K/A, we are restating our consolidated financial statements and related disclosures for the years ended March 31, 2015, 2014 and 2013. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. In addition, the Company's management ceased evaluating performance of its value added services as a separate operating segment on April 1, 2015. The Company's cut rag and other specialty products and services are now combined within the geographic operating segments in which they operate. In reviewing its operating segments, based on changes in its business, the Company has now concluded that the economic characteristics of North America are dissimilar from the other operating segments. As a result, the Company is disclosing North America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and South America into one reportable segment "Other Regions" in this Form 10-K/A. In addition, after the close of business on June 26, 2015, the Company effected a one-for-ten reverse split of its common stock. Shares and per share amounts have been adjusted for this reverse split. For these reasons, the data set forth in this Item 7 may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for the year ended March 31, 2015.

Executive Overview
The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results
Fiscal year 2015 volume and sales were impacted by global oversupply as a result of customers that modified inventory positions due to reduced consumer demand in some markets over the last 36 months, as well as the deconsolidation of a former Brazilian subsidiary in March 2014. However, primarily as a result of product mix, exchange rate movement and the non-recurrence of Zambia losses in the prior year, gross profit improved 7.1% and our gross profit as a percentage of sales improved from 9.6% to 11.7%. SG&A increased 2.2% as increased reserves for customer receivables were substantially offset by lower compensation costs, professional fees and amortization related to internally developed software. Other income decreased mainly due to the prior year gain of $20.9 million from the sale of a 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are primarily related to employee severance costs in connection with our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. Although operating income decreased by 7.7% from the prior year mainly driven by the non-recurrence of the Brazilian other income gain last year, our pretax income improved 86.4% from $(61.0) million to $(8.3) million and was impacted by the non-recurrence of debt retirement costs associated with our refinancing last year.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Results of Operations (As Restated)

Condensed Consolidated Statements of Operations and Supplemental Information (As Restated)
	Twelve Months Ended March 31,
		Change					Change
(in millions, except per kilo amounts)	2015	$		%	2014		$		%	2013
Kilos sold	378.4	(46.4)		(10.9)	424.8		0.6		0.1	424.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,948.5	$(320.1)		(14.1)	$2,268.6		$122.7		5.7	$2,145.9
Average price per kilo	5.15	(0.19)		(3.6)	5.34		0.28		5.5	5.06
Processing and other revenues	118.4	32.5		37.8	85.9		(9.2)		(9.7)	95.1
Total sales and other operating revenues	2,066.9	(287.6)		(12.2)	2,354.5		113.5		5.1	2,241.0
Tobacco cost of goods sold:
Tobacco costs	1,673.6	(298.8)		(15.1)	1,972.4		156.3		8.6	1,816.1
Transportation, storage and other period costs	79.0	(16.1)		(16.9)	95.1		24.5		34.7	70.6
Derivative financial instrument and exchange (gains) losses	(0.5)	(8.6)		(106.2)	8.1		(2.9)		(26.4)	11.0
Total tobacco cost of goods sold	1,752.1	(323.5)		(15.6)	2,075.6		177.9		9.4	1,897.7
Average cost per kilo	4.63	(0.26)		(5.3)	4.89		0.42		9.4	4.47
Processing and other revenues cost of services sold	72.1	19.9		38.1	52.2		(3.9)		(7.0)	56.1
Total cost of goods and services sold	1,824.2	(303.6)		(14.3)	2,127.8		174.0		8.9	1,953.8
Gross profit	242.7	16.0		7.1	226.7		(60.5)		(21.1)	287.2
Selling, general, and administrative expenses	137.0	2.9		2.2	134.1		(11.7)		(8.0)	145.8
Other income	1.4	(17.3)		(92.5)	18.7		(2.0)		(9.7)	20.7
Restructuring and asset impairment charges (recoveries)	9.1	4.0		78.4	5.1		5.2		5,200.0	(0.1)
Operating income	98.0	(8.2)		(7.7)	106.2		(56.0)		(34.5)	162.2
Debt retirement expense (income)	(0.8)	(58.2)		(101.4)	57.4		56.2		4,683.3	1.2
Interest expense	113.3	(3.5)		(3.0)	116.8		2.3		2.0	114.5
Interest income	6.3	(0.8)		(11.3)	7.1		0.6		9.2	6.5
Income tax expense	20.9	(19.6)		(48.4)	40.5		10.5		35.0	30.0
Equity in net income of investee companies	2.8	2.7		2,700.0	0.1		(1.5)		(93.8)	1.6
Income (loss) attributable to noncontrolling interests	(0.2)	0.1		33.3	(0.3)		(1.0)		(142.9)	0.7
Income (loss) attributable to Alliance One International, Inc.	$(26.1)	$75.0	*	74.2	$(101.1)	*	$(125.0)	*	(523.0)	$23.9
*Amounts do not equal column totals due to rounding.

Summary. Total sales and other operating revenues decreased 12.2% to $2,066.9 million primarily due to a 10.9% decrease in volumes and a 3.6% decrease in average sales price. Processing revenues and cost of services increases were primarily due to processing for our former Brazilian subsidiary that is now deconsolidated following the completion of a joint venture in March 2014 and increased customer requirements due to a larger U.S. flue cured crop this year. Reduced volumes were primarily from Brazil due to the deconsolidation of the former Brazilian subsidiary as well as the impact of an oversupply of tobacco in the global market. Lower average sales prices and average tobacco costs on a per kilo basis were primarily the result of product mix, lower prices paid to tobacco suppliers across most regions in response to the oversupply market and exchange rate movement. Average tobacco costs per kilo were further decreased due to lower period costs primarily from the non-recurrence of prior year losses in Zambia related to reduced recoveries from tobacco suppliers. The decreases in tobacco costs more than offset the decreases in tobacco revenues and gross margin increased 7.1% to $242.7 million. Although volumes decreased this year, the impact of product mix, higher green costs not fully recovered from customers in the prior year, the non-recurrence of Zambia losses and improvement in currency movements, our gross margin as a percentage of sales improved from 9.6% to 11.7%. SG&A increased primarily from increased reserves for customer receivables that were substantially offset by lower compensation costs, professional fees and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Results of Operations (As Restated) (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014 (continued)

amortization related to internally developed software. Other income decreased primarily due to the prior year gain of $20.4 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are primarily related to employee severance costs in connection with our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. The prior year included restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and equipment charges in Africa. Primarily due to the non-recurrence of the prior year Brazil other income gain, operating income decreased 7.7% compared with the prior year.
          In the prior year, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $57.4 million were recorded including $21.3 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs decreased from the prior year related primarily due to lower amortization of debt costs and average borrowings partially offset by higher average rates. Our effective tax rate was (252.4)% this year compared to (66.4)% last year. The variance in the effective tax rate between this year and last year is mainly related to differences in forecasted income for the respective years, differences in year-to-date income; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	53.6	(10.6)	(16.5)	64.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$363.3	$(71.2)	(16.4)	$434.5
Average price per kilo	6.78	0.01	0.1	6.77
Processing and other revenues	77.7	13.8	21.6	63.9
Total sales and other operating revenues	441.0	(57.4)	(11.5)	498.4
Tobacco cost of goods sold
Tobacco costs	316.2	(69.6)	(18.0)	385.8
Transportation, storage and other period costs	11.0	0.4	3.8	10.6
Derivative financial instrument and exchange (gains) losses	(2.3)	(1.4)	(155.6)	(0.9)
Total tobacco cost of goods sold	324.9	(70.6)	(17.9)	395.5
Average cost per kilo	6.06	(0.10)	(1.6)	6.16
Processing and other revenues costs of services sold	45.5	4.8	11.8	40.7
Total cost of goods and services sold	370.4	(65.8)	(15.1)	436.2
Gross profit	70.6	8.4	13.5	62.2
Selling, general and administrative expenses	29.9	(0.5)	(1.6)	30.4
Other income	0.2	0.2	100.0	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$40.4	$8.6	27.0	$31.8

Total sales and other operating revenues as well as total cost of goods and services sold decreased due to a 16.5% decrease in volumes primarily the result of an oversupply of tobacco in the global market and the timing of shipments. Average sales prices were consistent with the prior year while average cost of tobacco on a per kilo basis decreased as a result of a larger U.S. crop this year. Processing revenues and cost of services increases were due to increased customer volumes also related to a larger U.S. crop this year. Although tobacco volumes were lower, the increased throughput resulted in a 13.5% increase in gross margin and gross margin as a percentage of sales improved from 12.5% in the prior year to 16.0% in the current year. Reductions in SG&A were attributable to lower compensation costs. With the construction of a new U.S. cut rag facility with state of the art machinery and equipment, an asset impairment charge of $0.5 million was taken during the current year related to machinery and equipment at the previous facility. Operating income improved 27.0% from the prior year as a result of the impact of the change in results for the region.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Results of Operations (As Restated) (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	324.8	(35.8)	(9.9)	360.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,585.2	$(248.9)	(13.6)	$1,834.1
Average price per kilo	4.88	(0.21)	(4.1)	5.09
Processing and other revenues	40.7	18.7	85.0	22.0
Total sales and other operating revenues	1,625.9	(230.2)	(12.4)	1,856.1
Tobacco cost of goods sold
Tobacco costs	1,357.4	(229.2)	(14.4)	1,586.6
Transportation, storage and other period costs	68.0	(16.5)	(19.5)	84.5
Derivative financial instrument and exchange losses	1.8	(7.2)	(80.0)	9.0
Total tobacco cost of goods sold	1,427.2	(252.9)	(15.1)	1,680.1
Average cost per kilo	4.39	(0.27)	(5.8)	4.66
Processing and other revenues costs of services sold	26.6	15.1	131.3	11.5
Total cost of goods and services sold	1,453.8	(237.8)	(14.1)	1,691.6
Gross profit	172.1	7.6	4.6	164.5
Selling, general and administrative expenses	107.1	3.4	3.3	103.7
Other income (expense)	1.2	(17.5)	(93.6)	18.7
Restructuring and asset impairment charges	8.6	3.5	68.6	5.1
Operating income	$57.6	$(16.8)	(22.6)	$74.4

Total sales and other operating revenues and total cost of goods and services sold decreased primarily due to a 9.9% decrease in volumes after the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014. Lower average sales prices and costs on a per kilo basis are primarily due to product mix, lower prices paid to tobacco suppliers as well as the oversupply of tobacco in the global market. Lower tobacco revenues and costs were partially offset by opportunistic sales of Asian tobacco. Currency movements in Euro-denominated sales and costs also lowered average sales prices and tobacco costs on a per kilo basis. Average tobacco costs per kilo were further reduced by the non-recurrence of the prior year charge for lower recoveries from Zambian tobacco suppliers of approximately $11.0 million. The decrease in tobacco costs more than offset the decrease in revenues. Processing and other revenue and cost increases this year were the result of processing for the former Brazilian subsidiary that is now deconsolidated and the delay in delivery of the current crop. As a result, gross margin increased 4.6% to $172.1 million and gross margin as a percentage of sales increased from 8.9% to 10.6%. Increases in SG&A are associated with increased reserves for customer receivables which were partially offset by lower compensation costs, professional fees and amortization related to internally developed software. Other income decreased primarily due to the prior year gain of $20.9 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are employee severance costs as part of our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. The prior year restructuring and asset impairment charges were related to a joint processing venture in Turkey and equipment charges in Africa. As a result of the decrease in other income in Brazil, operating income decreased 22.6% to $57.6 million this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Results of Operations (As Restated) (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013

Summary. Total sales and other operating revenues increased 5.1% to $2,354.5 million due to increased tobacco sales revenue. Tobacco sales revenue and tobacco cost increases were mainly the result of larger crop sizes, higher prices and shipments delayed from the prior fiscal year. Volumes improved slightly with increased volumes of South America byproducts and larger crop sizes in Africa offset by the change in sales from our investee operation in Thailand and the timing of Asian shipments. Increased average sales prices primarily resulted from higher green costs across all regions partially offset by the change in product mix. Increased average costs per kilo mainly resulted from higher green costs which were not fully passed on to our customers, losses on sales of Kenya tobacco and losses in Zambia primarily related to lower recoveries of advances to tobacco suppliers. Reduced customer volumes in Brazil, the delay in the purchasing and processing of the current Brazil crop and smaller weather-related crop sizes in the United States led to lower processing revenues and cost of services. The impact of higher green costs not fully recovered from customers, losses in Kenya and the losses in Zambia was a 21.1% decrease in gross margin to $226.7 million and a reduction in our gross margin as a percentage of sales from 12.8% to 9.6%. SG&A improvement, primarily from lower incentive compensation, professional fees and amortization related to internally developed software, was offset mainly by increased restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and reductions in other income from Brazil. Mainly as a result of gross margin decreases, operating income decreased 34.5% to $106.2 million when compared with the prior year.
          During 2014, we refinanced our 10% senior notes and purchased $113.9 million of our convertible notes. As a result, one-time debt retirement costs of $57.4 million were recorded including $21.3million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs increased from the prior year related primarily due to higher average borrowings and our effective tax rate was (66.4)% this year compared to 56.7% last year. The variance in the effective tax rate between this year and last year is mainly related to differences in forecasted income for the respective years, differences in year-to-date income; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	64.2	1.2	1.9	63.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$434.5	$22.1	5.4	$412.4
Average price per kilo	6.77	0.22	3.4	6.55
Processing and other revenues	63.9	(3.8)	(5.6)	67.7
Total sales and other operating revenues	498.4	18.3	3.8	480.1
Tobacco cost of goods sold
Tobacco costs	385.8	27.4	7.6	358.4
Transportation, storage and other period costs	10.6	(0.8)	(7.0)	11.4
Derivative financial instrument and exchange (gains) losses	(0.9)	(0.5)	(125.0)	(0.4)
Total tobacco cost of goods sold	395.5	26.1	7.1	369.4
Average cost per kilo	6.16	0.30	5.1	5.86
Processing and other revenues costs of services sold	40.7	(1.4)	(3.3)	42.1
Total cost of goods and services sold	436.2	24.7	6.0	411.5
Gross profit	62.2	(6.4)	(9.3)	68.6
Selling, general and administrative expenses	30.4	0.8	2.7	29.6
Other income	—	(0.4)	(100.0)	0.4
Restructuring and asset impairment charges	—	—	—	—
Operating income	$31.8	$(7.6)	(19.3)	$39.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Results of Operations (As Restated) (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013 (continued)

North America Region (continued)

Total sales and other operating revenues improved 3.8% to $498.4 million due to increased tobacco sales revenue partially offset by lower processing revenues due to reduced customer volumes resulting from smaller U.S. crop sizes due to excessive rainfall. Tobacco sales revenues and tobacco costs increased primarily due to a 1.9% increase in volumes as a result of the timing of shipments. Average sales prices and tobacco costs on a per kilo basis increased primarily due to product mix. The smaller U.S. crop size this year also increased tobacco costs on a per kilo basis due to lower throughput in the factories. As a result, cost per kilo increases exceeded sales price increases. As a result, our gross margin decreased 9.3% to $62.2 million and our gross margin as a percentage of sales decreased from 14.3% to 12.5%. SG&A remained consistent with the prior year. The impact of the change in results for the region was a 19.3% decrease in operating income to $31.8 million.

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	360.6	(0.6)	(0.2)	361.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,834.1	$100.6	5.8	$1,733.5
Average price per kilo	5.09	0.29	6.0	4.80
Processing and other revenues	22.0	(5.4)	(19.7)	27.4
Total sales and other operating revenues	1,856.1	95.2	5.4	1,760.9
Tobacco cost of goods sold
Tobacco costs	1,586.6	128.9	8.8	1,457.7
Transportation, storage and other period costs	84.5	25.3	42.7	59.2
Derivative financial instrument and exchange losses	9.0	(2.4)	(21.1)	11.4
Total tobacco cost of goods sold	1,680.1	151.8	9.9	1,528.3
Average cost per kilo	4.66	0.43	10.2	4.23
Processing and other revenues costs of services sold	11.5	(2.5)	(17.9)	14.0
Total cost of goods and services sold	1,691.6	149.3	9.7	1,542.3
Gross profit	164.5	(54.1)	(24.7)	218.6
Selling, general and administrative expenses	103.7	(12.5)	(10.8)	116.2
Other expense	18.7	(1.6)	(7.9)	20.3
Restructuring and asset impairment charges	5.1	5.2	5,200.0	(0.1)
Operating income	$74.4	$(48.4)	(39.4)	$122.8

Total sales and other operating revenues improved 5.4% to $1,856.1 million due to increased tobacco sales revenue. Processing revenues and cost of services decreased due to reduced customer volumes and the delay in the purchasing of the current crop in Brazil. Tobacco sales revenue and cost increases were mainly from increased sales of byproducts in South America, larger crop sizes in Africa, higher prices across all regions which were not fully passed on to our customers and product mix. Consistent volumes resulted from the change in sales from our investee operation in Thailand partially offset by increased volumes of South America byproducts and the larger crop sizes in Malawi. While there is no impact to net income for the change of the selling organization, Thailand tobacco is now sold directly to the customer by our investee operation and reported through equity in investee companies rather than through sales and cost of sales. Higher prices were paid to tobacco suppliers across all regions which increased average sales prices and costs per kilo. Costs per kilo also increased due to additional period costs of $17.8 million for losses on sales of Kenya tobacco as well as $11.0 million expensed in Zambia in the current year primarily related to reduced recoveries of advances to tobacco suppliers. The negative impact of appreciating African currencies compared to significant depreciation throughout fiscal 2013, partially offset by a stronger Euro, also contributed to the increase in costs per kilo. These costs are not fully recoverable from customers. The impact was average costs increasing $.43 per kilo while average

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Results of Operations (As Restated) (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013 (continued)

Other Regions (continued)

sales prices only increasing $.29 per kilo which resulted in a gross margin decrease of 24.7% to $164.5 million and gross margin as a percentage of sales declining from 12.4% to 8.9%. Decreases in SG&A were associated with reductions in professional fees and amortization related to internally developed software. In 2014, other income included a gain of $20.9 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. In 2013, other income included a gain of $24.1 million for a Brazilian excise tax based on a court ruling on March 7, 2013. Restructuring and asset impairment charges in the current year related to a joint processing venture in Turkey and equipment charges in Africa. Mainly a result of lower gross margin, operating income decreased 39.4% to $74.4 million compared to last year.

Liquidity and Capital Resources (As Restated)

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
          At March 31, 2015, we had $143.8 million in cash on our balance sheet, $210.3 million available under the senior secured revolving credit facility, $360.3 million outstanding under short-term and long term foreign lines with an additional $448.3 million available under those lines and $4.1 million outstanding of other debt for a total of $802.4 million of debt availability and cash on hand around the world, excluding $6.3 million in issued but unfunded letters of credit with $10.9 million available. Another source of liquidity as of March 31, 2015 was $223.4 million funded under our accounts receivable sale programs. Additionally, customer advances were $18.9 million in 2015 compared to $22.1 million in 2014. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. We believe that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2016. Effective March 31, 2015, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior secured second lien notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information. Note that in March 2016, Moody's Investors Service downgraded the Corporate Family Rating of the Company to Caa2 from Caa1. Moody's also downgraded the Probability of Default Rating to Caa2-PD from Caa1-PD, and the senior secured second lien note rating to Caa3 with a Loss Given Default (“LGD”) of 5 from Caa2 and a LGD of 5. At the same time Moody's affirmed the Company's senior secured bank credit facility rating at B1 with a LGD of 1 and the Speculative Grade Liquidity Rating at SGL-4. Standard & Poor’s (“S&P”) ratings are Corporate Credit Rating CCC+, senior secured second lien note rating CCC with a recovery rating (“RR”) of 5 and a senior secured debt rating of B with a RR of 1. Both Moody’s and S&P have outlook negative. However, we affirm our belief that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal years 2016 and 2017. As of March 31, 2016, available credit lines and cash were $604.5 million, comprised of $189.2 million in cash; $415.3 million of credit lines, of which $10.3 million was available under the U.S. revolving credit facility; and $405.0 million of foreign seasonal credit lines with $13.1 million exclusively for letters of credit. Notes payable to banks are typically for 180 to 270 days and are entered into each year in various locales around the world. Our U.S revolver matures April 15, 2017 and we plan to either extend or refinance this facility during fiscal year 2017.  Our access to capital meets our current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill our future funding requirements. General deterioration of our business and the cash flow that it generates, failure to renew foreign lines or an inability to extend or refinance our U.S. revolver could impact our ability to meet our future liquidity requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Liquidity and Capital Resources (As Restated) (continued)
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

Working Capital (As Restated)
Our working capital decreased to $632.7 million at March 31, 2015 from $792.7 million at March 31, 2014. Our current ratio was 2.1 to 1 at March 31, 2015 compared to 2.6 to 1 at March 31, 2014. The decrease in working capital is primarily related to higher notes payable due to the timing of repayment of loans and lower cash balances. Lower cash balances are due to the timing of sales and collection of accounts receivable as well as the timing of payments for expenses and accounts payable in accordance with terms.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Liquidity and Capital Resources (As Restated) (continued)

	As of March 31,
		Change			Change
(in millions except for current ratio)	2015	$	%	2014	$	%	2013
Cash and cash equivalents	$143.8	$(91.0)	(38.8)	$234.8	$142.8	155.2	$92.0
Net trade receivables	193.4	26.9	16.2	166.5	(49.0)	(22.7)	215.5
Inventories and advances to tobacco suppliers	778.7	(13.7)	(1.7)	792.4	(214.2)	(21.3)	1,006.6
Total current assets	1,217.1	(76.0)	(5.9)	1,293.1	(155.5)	(10.7)	1,448.6
Notes payable to banks	330.3	117.6	55.3	212.7	(144.1)	(40.4)	356.8
Accounts payable	73.3	(41.9)	(36.4)	115.2	(18.9)	(14.1)	134.1
Advances from customers	18.9	(3.2)	(14.5)	22.1	5.3	31.5	16.8
Total current liabilities	584.4	84.0	16.8	500.4	(118.3)	(19.1)	618.7
Current ratio	2.1 to 1			2.6 to 1			2.3 to 1
Working capital	632.7	(160.0)	(20.2)	792.7	(37.2)	(4.5)	829.9
Total long term debt	738.9	(161.5)	(17.9)	900.4	69.5	8.4	830.9
Stockholders’ equity attributable to Alliance One International, Inc.	194.0	(51.3)	(20.9)	245.3	(79.2)	(24.4)	324.5

Net cash provided (used) by:
Operating activities	$(55.2)	$(317.7)		$262.5	$264.1		$(1.6)
Investing activities	(11.7)	8.7		(20.4)	(7.2)		(13.2)
Financing activities	(23.4)	77.1		(100.5)	(86.4)		(14.1)

Operating Cash Flows
Net cash provided by operating activities decreased $317.7 million in 2015 compared to 2014 which increased $264.1 million compared to 2013. The decrease in cash provided in 2015 compared to 2014 is primarily due to increased inventory and advances to suppliers due to the impact of an oversupply in the global market, increased accounts receivable due to the timing of sales in the fourth quarter in accordance with terms and decreased accounts payable due to the timing of payments in accordance with terms. The increase in cash provided in 2014 compared to 2013 is primarily related to the decrease in inventory and advances to suppliers as this year's crop which included higher green costs and processing costs was sold. The decrease in inventory and advances to suppliers was partially offset by decreased margins on sales of this year's crop as the higher costs were not fully passed on to our customers. Also increasing cash provided in 2014 was an increase in amounts payable to our Zimbabwe operation due to the timing of purchases from that deconsolidated subsidiary and the change in deferred items.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Liquidity and Capital Resources (As Restated) (continued)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Liquidity and Capital Resources (As Restated) (continued)

Senior Secured Credit Facility (continued)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Liquidity and Capital Resources (As Restated) (continued)

Senior Secured Credit Facility (continued)

Fourth Amendment. On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment"), which amended the Credit Agreement as further described in Note 21 "Subsequent Events" of Notes to Consolidated Financial Statements (As Restated) included in Part II, Item 8 of this Form 10-K/A.

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
During the year ended March 31, 2015, the Company purchased $15.0 million of its senior notes on the open market. All purchased securities were canceled leaving $720.0 million of the 9.875% senior notes outstanding at March 31, 2015. Associated costs paid were $.04 million and related discounts were $(1.3) million resulting in net cash repayment of $13.7 million and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $0.5 million were accelerated.

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

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Liquidity and Capital Resources (As Restated) (continued)

Convertible Senior Subordinated Notes (continued)

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
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

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
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

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

Critical Accounting Estimates (As Restated)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Critical Accounting Estimates (As Restated) (continued)

Advances to Tobacco Suppliers (As Restated)
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

(in millions)	2015	2014	2013
Favorable variances (including mark-up)	$19.8	$18.2	$14.5
Unfavorable variances (including unrecoverable advances)	(11.4)	(15.3)	(13.5)
Net favorable variance in crop cost in inventory	$8.4	$2.9	$1.0

Other Regions
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
Within the Other Regions, Brazil and Africa are the primary areas where we advance some inputs to suppliers for the coming crop based on expected crop production. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Critical Accounting Estimates (As Restated) (continued)

Advances to Tobacco Suppliers (As Restated)

North America Region
In Guatemala, we advance some inputs to suppliers for the coming crop based on expected crop production. For 2015, 2014, and 2013, advances in North America have a minor impact to the consolidated favorable and unfavorable variances.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) (continued)

Critical Accounting Estimates (As Restated) (continued)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (AS RESTATED)

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
However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $3.8 million, $(4.7) million and $3.6 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. We recognized exchange losses of $7.9 million, $7.6 million and $9.1 million related to tax balances in our tax expense for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $(12.5) million, $4.1 million and $(2.8) million in 2015, 2014, and 2013, respectively, as a result of fluctuations in these currencies.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)

 STATEMENTS OF CONSOLIDATED OPERATIONS (AS RESTATED)
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)
Sales and other operating revenues	$2,066,865	$2,354,536	$2,240,996
Cost of goods and services sold	1,824,148	2,127,880	1,953,794
Gross profit	242,717	226,656	287,202
Selling, general and administrative expenses	137,020	134,086	145,777
Other income	1,390	18,760	20,721
Restructuring and asset impairment charges (recoveries)	9,118	5,111	(55)
Operating income	97,969	106,219	162,201
Debt retirement expense (income)	(771)	57,449	1,195
Interest expense	113,273	116,827	114,528
Interest income	6,268	7,068	6,547
Income (loss) before income taxes and other items	(8,265)	(60,989)	53,025
Income tax expense	20,860	40,475	30,050
Equity in net income of investee companies	2,823	60	1,637
Net income (loss)	(26,302)	(101,404)	24,612
Less: Net income (loss) attributable to noncontrolling interests	(172)	(343)	699
Net income (loss) attributable to Alliance One International, Inc.	$(26,130)	$(101,061)	$23,913

Earnings (loss) per share:
Basic	$(2.96)	$(11.52)	$2.74
Diluted	$(2.96)	$(11.52)	$2.53

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (AS RESTATED)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)
Net income (loss)	$(26,302)	$(101,404)	$24,612

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(12,514)	4,084	(2,802)
Pension prior service credit (cost) and net actuarial gain (loss), net of tax of $186 in 2015, $(306) in 2014 and $1,229 in 2013	(15,546)	13,007	(13,942)
Total other comprehensive income (loss), net of tax	(28,060)	17,091	(16,744)
Total comprehensive income (loss)	(54,362)	(84,313)	7,868
Comprehensive income (loss) attributable to noncontrolling interests	(172)	(343)	699
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(54,190)	$(83,970)	$7,169

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

CONSOLIDATED BALANCE SHEETS (AS RESTATED)
Alliance One International, Inc. and Subsidiaries

	March 31, 2015 (As Restated)	March 31, 2014 (As Restated)
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$143,849	$234,778
Trade and other receivables, net	193,370	166,453
Accounts receivable, related parties	41,816	44,869
Inventories	740,943	743,669
Advances to tobacco suppliers	37,767	48,708
Recoverable income taxes	5,257	4,789
Current deferred taxes	15,586	10,013
Prepaid expenses	23,901	27,733
Current derivative asset	1,373	—
Other current assets	13,233	12,053
Total current assets	1,217,095	1,293,065
Other assets
Investments in unconsolidated affiliates	54,694	51,406
Goodwill and other intangible assets	31,891	34,725
Long-term recoverable income taxes	6,571	5,423
Deferred income taxes	33,155	40,927
Other deferred charges	17,695	19,038
Other noncurrent assets	27,631	42,255
	171,637	193,774
Property, plant and equipment, net	237,914	261,174
	$1,626,646	$1,748,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$330,254	$212,669
Accounts payable	73,349	115,203
Due to related parties	58,512	63,384
Advances from customers	18,906	22,133
Accrued expenses and other current liabilities	87,815	72,563
Current derivative liability	—	169
Income taxes	12,694	9,685
Long-term debt current	2,894	4,556
Total current liabilities	584,424	500,362

Long-term debt	738,943	900,363
Deferred income taxes	3,498	4,680
Liability for unrecognized tax benefits	11,011	12,346
Pension, postretirement and other long-term liabilities	91,502	81,665
	844,954	999,054
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 9,644 issued and outstanding (9,601 at March 31, 2014)	468,564	465,682
Retained deficit	(208,184)	(182,054)
Accumulated other comprehensive loss	(66,386)	(38,326)
Total stockholders’ equity of Alliance One International, Inc.	193,994	245,302
Noncontrolling interests	3,274	3,295
Total equity	197,268	248,597
	$1,626,646	$1,748,013
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (AS RESTATED)
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit (As Restated)	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity (As Restated)
Balance, March 31, 2012 (1)	$457,497	$(104,906)	$(2,922)	$(35,751)	$2,939	$316,857
Net income	—	23,913	—	—	699	24,612
Restricted stock surrendered	(159)	—	—	—	—	(159)
Stock-based compensation	3,576	—	—	—	—	3,576
Other comprehensive loss, net of tax	—	—	(2,802)	(13,942)	—	(16,744)
Balance, March 31, 2013	$460,914	$(80,993)	$(5,724)	$(49,693)	$3,638	$328,142
Net loss	—	(101,061)	—	—	(343)	(101,404)
Restricted stock surrendered	(337)	—	—	—	—	(337)
Stock-based compensation	5,105	—	—	—	—	5,105
Other comprehensive income, net of tax	—	—	4,084	13,007	—	17,091
Balance, March 31, 2014	$465,682	$(182,054)	$(1,640)	$(36,686)	$3,295	$248,597
Net loss	—	(26,130)	—	—	(172)	(26,302)
Acquisition of noncontrolling interest	—	—	—	—	151	151
Restricted stock surrendered	(146)	—	—	—	—	(146)
Stock-based compensation	3,028	—	—	—	—	3,028
Other comprehensive loss, net of tax	—	—	(12,514)	(15,546)	—	(28,060)
Balance, March 31, 2015	$468,564	$(208,184)	$(14,154)	$(52,232)	$3,274	$197,268

(1) The balance shown for retained deficit as of March 31, 2012 has been restated in this financial statement to reflect the effect of the adjustments described in Note 1A.

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS (AS RESTATED)
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)
Operating activities
Net income (loss)	$(26,302)	$(101,404)	$24,612
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	29,623	32,427	33,811
Debt amortization/interest	8,816	12,707	15,303
Debt retirement	(771)	57,449	1,195
Restructuring and asset impairment charges (recovery)	9,118	5,111	(55)
Loss on foreign currency transactions	8,274	12,348	5,564
Gain on sale of property, plant and equipment	(1,751)	(3,175)	(1,310)
Gain on disposition of stock in subsidiaries	—	(20,369)	—
Loss on acquisition of equity method investment	—	1,253	—
Bad debt expense	12,368	312	(44)
Equity in net income of unconsolidated affiliates, net of dividends	(2,823)	783	(640)
Stock-based compensation	3,194	3,222	4,520
Changes in operating assets and liabilities, net:
Trade and other receivables	(50,358)	51,085	53,392
Inventories and advances to tobacco suppliers	(4,666)	168,194	(101,079)
Deferred items	(18,025)	4,888	(28,480)
Recoverable income taxes	(2,430)	(2,136)	(396)
Payables and accrued expenses	(23,408)	26,838	(1,829)
Advances from customers	(3,638)	3,330	2,201
Current derivative asset	(1,373)	3,145	(2,833)
Prepaids	1,743	4,238	368
Income taxes	5,511	538	(6,999)
Other operating assets and liabilities	1,452	(1,127)	1,160
Other, net	223	2,815	(95)
Net cash provided (used) by operating activities	(55,223)	262,472	(1,634)

Investing activities
Purchases of property, plant and equipment	(25,273)	(24,928)	(39,860)
Intangibles, including internally developed software costs	(781)	(7,803)	(977)
Proceeds from sale of property, plant and equipment	16,840	9,336	1,770
Proceeds on sale of subsidiaries, net of cash divested	—	3,513	—
Payments to acquire equity method investments	(1,655)	(3,500)	—
Change in restricted cash	(1,678)	268	25,955
Surrender of life insurance policies	1,194	2,861	119
Other, net	(309)	(196)	(218)
Net cash used by investing activities	(11,662)	(20,449)	(13,211)

	Years Ended March 31,
	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)
Financing activities
Net proceeds (repayments) of short-term borrowings	$145,988	$(87,398)	$(11,524)
Proceeds from long-term borrowings	300,000	1,075,877	357,337
Repayment of long-term borrowings	(463,341)	(1,030,256)	(352,436)
Debt issuance cost	(6,538)	(22,764)	(7,372)
Debt retirement cost	—	(36,033)	—
Other, net	455	111	(66)
Net cash used by financing activities	(23,436)	(100,463)	(14,061)

Effect of exchange rate changes on cash	(608)	1,192	1,189

Increase (decrease) in cash and cash equivalents	(90,929)	142,752	(27,717)
Cash and cash equivalents at beginning of year	234,778	92,026	119,743
Cash and cash equivalents at end of year	$143,849	$234,778	$92,026

Other information:
Cash paid for income taxes	$16,192	$17,911	$20,771
Cash paid for interest	98,957	105,192	102,101
Cash received from interest	(6,529)	(8,799)	(5,193)

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements

In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, the Company has restated its consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and the selected quarterly financial data (unaudited) on this Form 10-K/A. Certain adjustments due to these errors are related to the year ended March 31, 2012 and prior periods. The Company has reported the portion of the errors occurring prior to the year ended March 31, 2013 of approximately $16 million as a restatement of retained earnings at March 31, 2012.
As of March 31, 2015, the correction of these errors decreased the reported amount of inventory by approximately $32 million, decreased accounts receivable by approximately $7 million, and decreased retained earnings by approximately $39 million. Approximately $26 million of the decrease in retained earnings is related to periods prior to 2015, with a portion in each quarter dating back to fiscal 2011. Further, these corrections decreased operating income for the year ended March 31, 2015 by approximately $13 million.
Along with restating the Company's financial statements to correct the errors discussed above, the Company has recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-K/A. When these financial statements were originally issued, the Company assessed the impact of these errors and concluded that they were not material to its financial statements for each of the years ended March 31, 2015, 2014 and 2013, and reported fiscal quarters within each of these years. However, in conjunction with its need to restate its financial statements as a result of the errors noted above, the Company determined that it would be appropriate within this Form 10-K/A to record all such previously unrecorded adjustments.
The combined impacts of all the adjustments to the applicable line items in the consolidated financial statements for the periods covered by this Form 10-K/A are provided in the tables below.

Financial Statement Presentation
In addition to the restatement of its consolidated financial statements, the Company has also restated the following Notes for the effects of the errors above:

•	Note 1. Summary of Significant Accounting Policies

•	Note 2. Inventories

•	Note 3. Variable Interest Entities

•	Note 4. Restructuring and Asset Impairment Charges

•	Note 5. Goodwill and Other Intangibles

•	Note 10. Equity in Net Assets of Investee Companies

•	Note 12. Income Taxes

•	Note 13. Employee Benefits

•	Note 14. Segment Information

•	Note 15. Foreign Currency Translation

•	Note 20. Selected Quarterly Financial Data (Unaudited)

•	Note 21. Subsequent Events

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

The following tables present the effect of the restatement on selected line items of the previously reported consolidated financial statements for the years ended March 31, 2015, 2014 and 2013.

	Consolidated Balance Sheet as of
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Trade and other receivables, net	$200,403	$—	$(7,459)	$426	$193,370
Inventories	772,608	(31,665)	—	—	740,943
Advances to tobacco suppliers	38,589	—	—	(822)	37,767
Current deferred taxes	15,587	—	—	(1)	15,586
Prepaid expenses	23,541	—	—	360	23,901
Total current assets	1,256,256	(31,665)	(7,459)	(37)	1,217,095
Deferred income taxes	31,649	—	—	1,506	33,155
Other noncurrent assets	27,858	—	—	(227)	27,631
Property, plant and equipment, net	237,975	—	—	(61)	237,914
Total assets	1,664,589	(31,665)	(7,459)	1,181	1,626,646
Accounts payable	73,358	—	—	(9)	73,349
Accrued expenses and other current liabilities	87,132	—	—	683	87,815
Income taxes	12,964	(22)	(182)	(66)	12,694
Total current liabilities	584,020	(22)	(182)	608	584,424
Deferred income taxes	5,284	—	—	(1,786)	3,498
Liability for unrecognized tax benefits	8,826	—	—	2,185	11,011
Pension, postretirement and other long-term liabilities	91,252	—	—	250	91,502
Retained deficit	(169,413)	(31,643)	(7,277)	149	(208,184)
Accumulated other comprehensive income	(66,161)	—	—	(225)	(66,386)
Total stockholders' equity of Alliance One International, Inc.	232,990	(31,643)	(7,277)	(76)	193,994
Total equity	236,264	(31,643)	(7,277)	(76)	197,268
Total liabilities and stockholders' equity	1,664,589	(31,665)	(7,459)	1,181	1,626,646

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Statement of Consolidated Operations
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$2,065,850	$—	$1,584	$(569)	$2,066,865
Cost of goods and services sold	1,810,771	14,727	—	(1,350)	1,824,148
Gross profit	255,079	(14,727)	1,584	781	242,717
Other income	1,894	—	—	(504)	1,390
Operating income	110,835	(14,727)	1,584	277	97,969
Interest expense	113,355	—	—	(82)	113,273
Income (loss) before income taxes and other	4,519	(14,727)	1,584	359	(8,265)
Income tax expense (benefit)	22,939	(828)	89	(1,340)	20,860
Net income (loss)	(15,597)	(13,899)	1,495	1,699	(26,302)
Net income (loss) attributable to Alliance One International, Inc.	(15,425)	(13,899)	1,495	1,699	(26,130)
Earnings (loss) per share:
Basic	(1.75)	(1.58)	0.17	0.19	(2.96)
Diluted	(1.75)	(1.58)	0.17	0.19	(2.96)

	Consolidated Statement of Comprehensive Income (Loss)
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(15,597)	$(13,899)	$1,495	$1,699	$(26,302)
Total comprehensive income (loss)	(43,657)	(13,899)	1,495	1,699	(54,362)
Comprehensive income (loss) attributable to Alliance One International, Inc.	(43,485)	(13,899)	1,495	1,699	(54,190)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Statement of Consolidated Cash Flows
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(15,597)	$(13,899)	$1,495	$1,699	$(26,302)
Loss on foreign currency transactions	8,570	—	—	(296)	8,274
Trade and other receivables	(47,384)	—	(1,495)	(1,479)	(50,358)
Inventories and advances to tobacco suppliers	(19,552)	13,899	—	987	(4,666)
Deferred items	(15,118)	—	—	(2,907)	(18,025)
Payables and accrued expenses	(24,018)	—	—	610	(23,408)
Prepaids	2,037	—	—	(294)	1,743
Income taxes	4,682	—	—	829	5,511
Other operating assets and liabilities	637	—	—	815	1,452
Net cash used by operating activities	(55,187)	—	—	(36)	(55,223)
Decrease in cash and cash equivalents	(90,893)	—	—	(36)	(90,929)
Cash and cash equivalents at beginning of year	234,742	—	—	36	234,778

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Consolidated Balance Sheet as of
	March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Cash and cash equivalents	$234,742	$—	$—	$36	$234,778
Trade and other receivables, net	176,459	—	(9,044)	(962)	166,453
Inventories	760,607	(16,937)	—	(1)	743,669
Advances to tobacco suppliers	49,598	—	—	(890)	48,708
Prepaid expenses	27,667	—	—	66	27,733
Total current assets	1,320,797	(16,937)	(9,044)	(1,751)	1,293,065
Investments in unconsolidated affiliates	50,876	—	—	530	51,406
Property, plant and equipment, net	261,246	—	—	(72)	261,174
Total assets	1,775,287	(16,937)	(9,044)	(1,293)	1,748,013
Accounts payable	115,177	—	—	26	115,203
Accrued expenses and other current liabilities	72,525	—	—	38	72,563
Income taxes	10,784	807	(272)	(1,634)	9,685
Total current liabilities	501,397	807	(272)	(1,570)	500,362
Deferred income taxes	5,788	—	—	(1,108)	4,680
Liability for unrecognized tax benefits	9,436	—	—	2,910	12,346
Pension, postretirement and other long-term liabilities	81,415	—	—	250	81,665
Retained deficit	(153,988)	(17,744)	(8,772)	(1,550)	(182,054)
Accumulated other comprehensive income	(38,101)	—	—	(225)	(38,326)
Total stockholders' equity of Alliance One International, Inc.	273,593	(17,744)	(8,772)	(1,775)	245,302
Total equity	276,888	(17,744)	(8,772)	(1,775)	248,597
Total liabilities and stockholders' equity	1,775,287	(16,937)	(9,044)	(1,293)	1,748,013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Statement of Consolidated Operations
	March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$2,354,956	$—	$(344)	$(76)	$2,354,536
Cost of goods and services sold	2,114,929	10,567	—	2,384	2,127,880
Gross profit	240,027	(10,567)	(344)	(2,460)	226,656
Other income	18,230	—	—	530	18,760
Operating income	119,059	(10,567)	(344)	(1,929)	106,219
Interest expense	116,798	—	—	29	116,827
Loss before income taxes and other	(48,120)	(10,567)	(344)	(1,958)	(60,989)
Income tax expense	38,942	439	14	1,080	40,475
Net loss	(87,002)	(11,006)	(358)	(3,038)	(101,404)
Net loss attributable to Alliance One International, Inc.	(86,659)	(11,006)	(358)	(3,038)	(101,061)
Loss per share:
Basic	(9.88)	(1.25)	(0.04)	(0.35)	(11.52)
Diluted	(9.88)	(1.25)	(0.04)	(0.35)	(11.52)

	Consolidated Statement of Comprehensive (Loss)
	Income March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net loss	$(87,002)	$(11,006)	$(358)	$(3,038)	$(101,404)
Total comprehensive loss	(69,911)	(11,006)	(358)	(3,038)	(84,313)
Comprehensive loss attributable to Alliance One International, Inc.	(69,568)	(11,006)	(358)	(3,038)	(83,970)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Statement of Consolidated Cash Flows
	March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net loss	$(87,002)	$(11,006)	$(358)	$(3,038)	$(101,404)
Loss on foreign currency transactions	12,286	—	—	62	12,348
Trade and other receivables	50,392	—	358	335	51,085
Inventories and advances to tobacco suppliers	157,212	11,006	—	(24)	168,194
Deferred items	2,769	—	—	2,119	4,888
Payables and accrued expenses	24,989	—	—	1,849	26,838
Prepaids	4,304	—	—	(66)	4,238
Income taxes	1,172	—	—	(634)	538
Other operating assets and liabilities	(560)	—	—	(567)	(1,127)
Net cash provided by operating activities	262,436	—	—	36	262,472
Increase in cash and cash equivalents	142,716	—	—	36	142,752
Cash and cash equivalents at end of year	234,742	—	—	36	234,778

	Statement of Consolidated Operations
	March 31, 2013
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$2,243,816	$—	$(3,279)	$459	$2,240,996
Cost of goods and services sold	1,958,570	(4,230)	—	(546)	1,953,794
Gross profit	285,246	4,230	(3,279)	1,005	287,202
Selling, general and administrative expenses	145,750	—	—	27	145,777
Operating income	160,272	4,230	(3,279)	978	162,201
Interest expense	114,557	—	—	(29)	114,528
Income (loss) before income taxes and other	51,067	4,230	(3,279)	1,007	53,025
Income tax expense (benefit)	27,992	367	(285)	1,976	30,050
Net income (loss)	24,712	3,863	(2,994)	(969)	24,612
Net income (loss) attributable to Alliance One International, Inc.	24,013	3,863	(2,994)	(969)	23,913
Earnings (loss) per share:
Basic	2.75	0.44	(0.34)	(0.11)	2.74
Diluted	2.54	0.35	(0.27)	(0.09)	2.53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Consolidated Statement of Comprehensive (Loss)
	Income March 31, 2013
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$24,712	$3,863	$(2,994)	$(969)	$24,612
Pension prior service credit (cost) and net actuarial gain (loss), net of tax	(13,717)	—	—	(225)	(13,942)
Total other comprehensive income (loss), net of tax	(16,519)	—	—	(225)	(16,744)
Total comprehensive income (loss)	8,193	3,863	(2,994)	(1,194)	7,868
Comprehensive income (loss) attributable to Alliance One International, Inc.	7,494	3,863	(2,994)	(1,194)	7,169

	Statement of Consolidated Cash Flows
	March 31, 2013
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$24,712	$3,863	$(2,994)	$(969)	$24,612
Loss on foreign currency transactions	5,662	—	—	(98)	5,564
Trade and other receivables	49,401	—	2,994	997	53,392
Inventories and advances to tobacco suppliers	(97,324)	(3,863)	—	108	(101,079)
Deferred items	(29,797)	—	—	1,317	(28,480)
Payables and accrued expenses	5	—	—	(1,834)	(1,829)
Income taxes	(7,040)	—	—	41	(6,999)
Other operating assets and liabilities	722	—	—	438	1,160

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (Continued)

Statement of Consolidated Stockholders' Equity
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Retained Deficit at March 31, 2012	$(91,342)	$(10,601)	$(5,420)	$2,457	$(104,906)
Net Income	24,013	3,863	(2,994)	(969)	23,913
Retained Deficit at March 31, 2013	(67,329)	(6,738)	(8,414)	1,488	(80,993)
Net Income	(86,659)	(11,006)	(358)	(3,038)	(101,061)
Retained Deficit at March 31, 2014	(153,988)	(17,744)	(8,772)	(1,550)	(182,054)
Net Income	(15,425)	(13,899)	1,495	1,699	(26,130)
Retained Deficit at March 31, 2015	(169,413)	(31,643)	(7,277)	149	(208,184)

Accumulated Other Comprehensive Income (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Other comprehensive loss, net of tax for twelve months ended March 31, 2013	$(13,717)	$—	$—	$(225)	$(13,942)
Pensions Net of Tax at March 31, 2013	(49,468)	—	—	(225)	(49,693)
Pensions Net of Tax at March 31, 2014	(36,461)	—	—	(225)	(36,686)
Pensions Net of Tax at March 31, 2015	(52,007)	—	—	(225)	(52,232)

(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Total Stockholders' Equity at March 31, 2012	$330,421	(10,601)	$(5,420)	$2,457	$316,857
Net Income	24,712	3,863	(2,994)	(969)	24,612
Other comprehensive loss, net of tax	(16,519)	—	—	(225)	(16,744)
Total Stockholders' Equity at March 31, 2013	342,031	(6,738)	(8,414)	1,263	328,142
Net Loss	(87,002)	(11,006)	(358)	(3,038)	(101,404)
Total Stockholders' Equity at March 31, 2014	276,888	(17,744)	(8,772)	(1,775)	248,597
Net Loss	(15,597)	(13,899)	1,495	1,699	(26,302)
Total Stockholders' Equity at March 31, 2015	236,264	(31,643)	(7,277)	(76)	197,268

(1) Adjustments related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(2) Adjustments related to improper revenue recognition.
(3) Adjustments for the previously identified immaterial accounting errors, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $25,282, $22,778 and $26,040 for the years ended March 31, 2015, 2014 and 2013, respectively.

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
          During the quarter ended March 31, 2014, the Company completed the formation of a new joint venture company in Brazil with the sale of 51% of a formerly wholly owned Brazilian subsidiary. The transaction consisted of receiving $8,761 of cash in exchange for the sale of 51% of the shares of the subsidiary. The Company accounted for the transaction as a deconsolidation of a subsidiary, which required the Company’s retained noncontrolling interest to be recorded at fair value, which equaled $19,691. The carrying amount of the former subsidiary’s assets and liabilities equaled $7,553, which resulted in a gain of $20,899 that was recorded in Other Income in the Statements of Consolidated Operations. During fiscal 2013, the Company recognized a non-cash benefit of $24,142 for a Brazilian excise tax the Company used to offset Brazilian federal taxes payable in 2004 and 2005. The benefit recorded is based on a Brazilian court ruling on March 7, 2013. See Note 16 “Contingencies” to the “Notes to Consolidated Financial Statements” for further information.
          The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2015	2014	2013
Turkey other property sales	$—	$2,700	$—
Brazil 51% subsidiary investment sale	—	20,899	—
Brazil excise tax benefit	—	—	24,142
Other sales of assets and expenses	8,815	2,138	4,892
Losses on sale of receivables	(7,425)	(6,977)	(8,313)
	$1,390	$18,760	$20,721

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Trade and Other Receivables
Trade and other receivables consist of $185,256 of trade receivables and $8,114 of other receivables at March 31, 2015. The balances at March 31, 2014 were $156,715 and $9,738 for trade receivables and other receivables, respectively.
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
          Other receivables consist primarily of value added tax ("VAT") receivables of $7,334 and $6,932 at March 31, 2015 and 2014, respectively.

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
          See Note 2 “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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
          Advances to tobacco suppliers are carried at cost and evaluated for recoverability. The realizability evaluation process is similar to that of the LCM evaluation process for inventories. The Company evaluates its advances for recoverability by crop and country. The Company reclasses the advance to inventory at the time suppliers deliver tobacco. The purchase price for the tobacco delivered by the suppliers is based on market prices. Two primary factors determine the market value of the tobacco suppliers deliver: the quantity of tobacco delivered and the quality of the tobacco delivered. Therefore, the Company records its advances at the lower of cost or estimated recoverable amounts.
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
          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $19,823 and $18,180 as of March 31, 2015 and 2014, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $11,404 and $15,345 at March 31, 2015 and 2014, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2015	March 31, 2014
Current	$37,767	$48,708
Noncurrent	3,758	6,420
	$41,525	$55,128

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Noncurrent Assets
For the year ended March 31, 2015, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $8,098, long-term advances to suppliers of $3,758 and cash surrender value of life insurance of $7,076. For the year ended March 31, 2014, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $15,601, long-term advances to suppliers of $6,420 and cash surrender value of life insurance of $7,903.

Property, Plant and Equipment
Property, plant and equipment at March 31, 2015 and 2014, are summarized as follows:

	2015	2014
Land	$21,564	$31,517
Buildings	170,937	183,175
Machinery and equipment	173,670	201,444
Total	366,171	416,136
Less accumulated depreciation	(128,257)	(154,962)
Total property, plant and equipment, net	$237,914	$261,174

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2015, 2014 and 2013 was $24,179, $25,706 and $25,939, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2015, 2014 and 2013 was $2,998, $3,209 and $3,112, respectively. Total property and equipment purchases, including internally developed software intangibles, were $22,673 for the year ended March 31, 2015 of which $1,024 was unpaid at March 31, 2015 and included in Accounts Payable; $27,755 for the year ended March 31, 2014 of which $4,322 was unpaid at March 31, 2014 and included in Accounts Payable; and $42,803 for the year ended March 31, 2013 of which $2,743 was unpaid at March 31, 2013 and included in Accounts Payable. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2015		2014		2013
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(26,130)		$(101,061)		$23,913
SHARES
Weighted Average Number of Shares Outstanding	8,829		8,772		8,737
BASIC EARNINGS (LOSS) PER SHARE	$(2.96)		$(11.52)		$2.74

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(26,130)		$(101,061)		$23,913
Plus interest expense on 5 ½% convertible notes, net of tax	—	*	—	*	4,100
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$(26,130)		$(101,061)		$28,013
SHARES
Weighted average number of shares outstanding	8,829		8,772		8,737
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*	36
Assuming conversion of 5 ½% convertible notes	—	*	—	*	2,287
Shares applicable to stock warrants	—	**	—	**	—	**
Adjusted weighted average number of shares outstanding	8,829		8,772		11,060
DILUTED EARNINGS (LOSS) PER SHARE	$(2.96)		$(11.52)		$2.53

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

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at March 31, 2015 and 2014. This subsidiary waives its right to receive dividends and it does not have the right to vote. After the close of business on June 26, 2015, the Company effected a one-for-ten reverse split of its common stock. Accordingly, share and per share amounts presented in this Form 10-K/A have been adjusted for this reverse split.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 661 at a weighted average exercise price of $60.37 per share at March 31, 2015, 688 at a

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share (continued)
weighted average exercise price of $60.45 per share at March 31, 2014 and 701 at a weighted average exercise price of $60.49 per share at March 31, 2013.
          In connection with the offering of the Company’s 5.50% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions were designed to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $50.28 per share. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive. The Convertible Notes matured during the second quarter of fiscal 2015.

Other Comprehensive Income (Loss)
The following tables set forth the changes in each component of accumulated other comprehensive income (loss), net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balances, March 31, 2012	$(2,922)	$(35,751)	$(38,673)
Other comprehensive losses before reclassifications	(2,802)	(13,716)	(16,518)
Amounts reclassified to net income, net of tax	—	(226)	(226)
Other comprehensive losses, net of tax	(2,802)	(13,942)	(16,744)
Balances, March 31, 2013	(5,724)	(49,693)	(55,417)
Other comprehensive income before reclassifications	4,084	10,129	14,213
Amounts reclassified to net loss, net of tax	—	2,878	2,878
Other comprehensive income, net of tax	4,084	13,007	17,091
Balances, March 31, 2014	(1,640)	(36,686)	(38,326)
Other comprehensive losses before reclassifications	(12,514)	(16,257)	(28,771)
Amounts reclassified to net loss, net of tax	—	711	711
Other comprehensive losses, net of tax	(12,514)	(15,546)	(28,060)
Balances, March 31, 2015	$(14,154)	$(52,232)	$(66,386)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Note 2 – Inventories

	March 31, 2015	March 31, 2014
Processed tobacco	$490,674	$395,661
Unprocessed tobacco	206,760	303,734
Other	43,509	44,274
	$740,943	$743,669

See Note 1 “Significant Accounting Policies - Inventories” to the Notes to Consolidated Financial Statements for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $7,533, $6,314 and $3,724 for the years ended March 31, 2015, 2014 and 2013, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 3 – Variable Interest Entities

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2015 and 2014, the Company’s investment in these joint ventures was $53,678 and $50,390, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $3,293 and $10 at March 31, 2015 and 2014, respectively, and are classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $105,983 and $142,904 at March 31, 2015 and 2014, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

          The following table summarizes the employee separation and other cash charges recorded in the Company’s North America and Other Regions segments as of March 31, 2015, 2014 and 2013:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2015	2014	2013
Beginning balance:	$397	$668	$1,960
North America	—	8	49
Other regions	397	660	1,911
Period charges:	$8,618	$2,275	$(55)
North America	—	147	—
Other regions	8,618	2,128	(55)
Payments through March 31:	$(928)	$(2,546)	$(1,237)
North America	—	(155)	(41)
Other regions	(928)	(2,391)	(1,196)
Ending balance March 31:	$8,087	$397	$668
North America	—	—	8
Other regions	8,087	397	660

Non-cash charges related to North America were $500 during the year ended March 31, 2015.  Non-cash charges related to the Other Regions segment were $2,836 during the year ended March 31, 2014. There were no non-cash charges for the year ended March 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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
(1) Goodwill of $2,794 relates to the North America segment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the senior secured credit facility. The Company continuously monitors compliance with debt covenants.  As of March 31, 2015, the Company was in compliance with the covenants under the Fourth Amendment to the senior secured credit facility agreement (see discussed below).  While the Company anticipates it will be in compliance in fiscal 2016, significant changes in market conditions or other factors could adversely affect the Company’s business and future debt covenant compliance thereunder.  In such a circumstance, the Company may not be able to maintain compliance with the covenants, which would cause a default under the credit facility.  A default, if not waived and/or amended, would prevent us from taking certain actions, such as incurring additional debt, paying dividends, or redeeming senior notes or subordinated debt.  A default also could result in a default or acceleration of our other indebtedness with cross-default provisions.
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

Fourth Amendment. On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment"), which amended the Credit Agreement as further described in Note 21 "Subsequent Events" of Notes to Consolidated Financial Statements (As Restated).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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
$38,612

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity method investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, and Adams International Ltd. (Thailand) 49%. On March 10, 2014, the Company purchased a 50% equity based interest in Oryantal Tutun Paketleme which processes tobacco in Turkey. On March 26, 2014, the Company completed the formation of a new joint venture in Brazil with the disposition of 51% interest in China Brasil Tobacos Exportadora SA (“CBT”). The Company retained a 49% equity based interest in CBT which purchases and processes tobacco. Upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. For the year ended March 31, 2015, the Company’s earnings from the equity method investment were reduced by amortization expense of $2,814 related to these basis differences. At March 31, 2015, the basis difference was $13,177. On April 2, 2014 the Company completed the purchase of a 50% interest in Purilium, LLC, a U.S. company that develops, produces and sells consumable e-liquids to manufacturers and distributors of e-vapor products. Summarized financial information for these investees for fiscal years ended March 31, 2015, 2014 and 2013 follows:

	Years Ended March 31,
Operations Statement Information	2015	2014	2013
Sales	$297,474	$115,059	$125,621
Gross profit	33,246	10,556	13,888
Net income (loss)	11,394	122	3,341
Company's dividends received	—	843	998

	March 31,
Balance Sheet Information	2015	2014
Current assets	$158,856	$139,162
Property, plant and equipment and other assets	63,385	59,086
Current liabilities	127,793	119,452
Long-term obligations and other liabilities	12,315	8,899

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock – Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles. Shares, options, weighted-average exercise prices, and weighted-average fair values are adjusted for a 1-to-10 reverse stock split that was effective June 26, 2015.
          The table below summarizes certain data for the Company’s stock based compensation plans:

	Year Ended March 31,
	2015	2014	2013
Compensation expense for all stock based compensation plans	$3,194	$3,222	$4,520
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Fair value of stock options vested	$3,353	$2,184	$1,230

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company. A maximum of 1,390 shares may be granted under the plan as amended. However, the August 11, 2011 amendment requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 240. Additionally, shares that are settled in cash, and shares underlying substitute awards, do not reduce the number of shares available for award. The total of such shares is 88. As of March 31, 2015, 1,791 equity awards have been granted, 635 equity awards have been cancelled and 280 vested under the 2007 Plan, leaving 83 shares available for future awards under the 2007 Plan. Total equity awards outstanding are 891 inclusive of 876 awards granted and outstanding under the 2007 plan and 15 awards granted under prior plans. Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. There were 335 stock options granted during fiscal year 2013. No stock options were granted during 2015 and 2014.

          Assumptions used to determine the fair value of options issued in 2013 include the following:

2013
Grant Price	$34.50
Exercise Price	$60.00
Expected Life in Years	6 to 6.5
Annualized Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	1.25%
Fair Value	$5,423

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Stock Option Awards (continued)
A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	419	$60.29
Granted	335	60.00
Forfeited	(41)	53.82
Expired	(12)	62.64
Outstanding at March 31, 2013	701	60.49
Forfeited	(3)	57.12
Expired	(10)	64.41
Outstanding at March 31, 2014	688	60.45
Forfeited	(18)	61.49
Expired	(9)	64.50
Outstanding at March 31, 2015	661	60.37	6.2	$—
Vested and expected to vest at March 31, 2015	655	60.37	6.2	$—
Exercisable at March 31, 2015	495	60.49	6.0	$—

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2015, 2014, and 2013 was $1,363, $1,366, and $3,203, respectively. There were no options exercised in 2015, 2014 and 2013.
          The table below shows the movement in unvested options from March 31, 2014 to March 31, 2015.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2014	362	$16.85	$6,103
Forfeited	(1)	17.67	(18)
Vested	(195)	17.15	(3,353)
Unvested March 31, 2015	166	16.49	$2,732

          As of March 31, 2015, there is $1,871 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 1.7 years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2012	20	$35.49
Granted	17	28.90
Vested	(20)	35.49
Restricted at March 31, 2013	17	28.90
Granted	20	38.00
Vested	(17)	28.90
Restricted at March 31, 2014	20	38.00
Granted	27	16.12
Vested	(47)	25.39
Restricted at March 31, 2015	—	—

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2012	59	$45.14
Vested	(14)	43.88
Forfeited	(2)	43.72
Outstanding at March 31, 2013	43	45.59
Granted	64	38.50
Vested	(42)	45.59
Forfeited	(2)	38.50
Outstanding at March 31, 2014	63	38.50
Granted	22	27.20
Vested	(21)	38.50
Forfeited	(6)	38.50
Outstanding at March 31, 2015	58	34.18

          As of March 31, 2015, there was $1,263 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 12, 2017. Expense recognized due to the vesting of these awards was $859, $1,100 and $815 during the years ended March 31, 2015, 2014 and 2013 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2012	122	$45.41
Forfeited	(1)	45.90
Shares not vesting due to performance	(121)	45.40
Outstanding as of March 31, 2013	—	—
Granted	64	38.50
Forfeited	(2)	38.50
Outstanding as of March 31, 2014	62	38.50
Granted	22	27.20
Forfeited	(1)	38.50
Outstanding as of March 31, 2015	83	35.52

          As of March 31, 2015, the Company anticipates that 12 performance-based restricted stock units will vest resulting in $190 to be expensed over the remaining service life through March 31, 2017. Expense recognized due to the expected vesting of these awards were $104 and $98 during the years ended March 31, 2015 and 2014, respectively. There was no expense recognized for the year ending March 31, 2013.

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

Cash-Settled Restricted Stock Units
Cash-settled restricted stock units vest ratably over the first, second and third anniversaries of the date of award.

Cash-Settled Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2014	—	—
Granted	46	26.96
Forfeited	(2)	24.01
Outstanding as of March 31, 2015	44	27.06

         As of March 31, 2015, there was $358 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 12, 2017. Expense recognized due to the vesting of these awards was $128 during the year ended March 31, 2015. There was no expense recognized in the years ending March 31, 2014 and 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Cash-Settled Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2014	—	—
Granted	46	26.96
Forfeited	(2)	24.01
Outstanding as of March 31, 2015	44	27.06

          As of March 31, 2015, the Company anticipates that 12 performance-based restricted stock units will vest resulting in $98 to be expensed over the remaining service period through March 31, 2017. Expense recognized due to the expected vesting of these awards was $39 during the year ended March 31, 2015. There was no expense recognized for the years ending March 31, 2014, and 2013.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2015, 2014 and 2013, the Company’s unrecognized tax benefits totaled $17,752, $12,635 and $8,678, respectively, of which $7,127 would impact the Company’s effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at April 1	$12,635	$8,678	$12,077
Increase for current year tax positions	7,260	4,191	2,192
Reduction for prior year tax positions	(1,055)	(111)	(1,960)
Impact of changes in exchange rates	(1,088)	(123)	(131)
Reduction for settlements	—	—	(3,500)
Balance at March 31	$17,752	$12,635	$8,678

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2015 and 2014, the Company accrued (reduced) interest, penalties and related exchange losses related to unrecognized tax benefits by $109 and $14, respectively. As of March 31, 2015, accrued interest and penalties totaled $1,276 and $1,056, respectively. During the year ending March 31, 2015, the Company reduced its accrued interest and penalties for $22 related to the expiration of statute of limitations. As of March 31, 2014, accrued interest and penalties totaled $1,053 and $1,170, respectively.
         During the fiscal year ending March 31, 2015, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, increased from $14,858 to $20,085. The change in the liability for unrecognized tax benefits relates to expiration of statute of limitations of approximately $185, decreases related to current period activity of approximately $1,848 and increases related to the adoption of new positions of approximately $7,260.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

Income Tax Provision
The components of income (loss) before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2015	2014	2013
U.S.	$(24,749)	$(91,290)	$(44,756)
Non-U.S.	16,484	30,301	97,781
Total	$(8,265)	$(60,989)	$53,025

         The details of the amount shown for income taxes in the Consolidated Statements of Operations follow:

	Years Ended March 31,
	2015	2014	2013
Current
Federal	$—	$—	$(2,723)
State	—	—	—
Non-U.S.	18,792	24,214	6,966
	$18,792	$24,214	$4,243
Deferred
Federal	$—	$—	$3,466
State	—	—	—
Non-U.S.	2,068	16,261	22,341
	$2,068	$16,261	$25,807
Total	$20,860	$40,475	$30,050

         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2015	2014	2013
Tax expense at U.S. statutory rate	$(2,893)	$(21,346)	$18,559
Effect of non-U.S. income taxes	666	7,200	(2,222)
U.S. taxes on non-U.S. income	14,768	(274)	224
Change in valuation allowance	(13,921)	25,080	27,454
Increase (decrease) in reserves for uncertain tax positions	5,227	3,971	(11,102)
Exchange effects and currency translation	14,308	26,884	(1,483)
Permanent items	2,705	(1,040)	(1,380)
Actual tax expense	$20,860	$40,475	$30,050

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

         The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2015	March 31, 2014
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$22,043	$7,275
Intangible assets	6,415	7,048
Fixed assets	3,488	5,608
Total deferred tax liabilities	$31,946	$19,931
Deferred tax assets:
Reserves and accruals	$(29,610)	$(37,999)
Tax credits	(55,744)	(52,624)
Tax loss carryforwards	(105,345)	(115,548)
Derivative transactions	(567)	(1,567)
Postretirement and other benefits	(34,388)	(31,040)
Unrealized exchange loss	(10,057)	(1,522)
Other	(5,914)	(2,052)
Gross deferred tax assets	(241,625)	(242,352)
Valuation allowance	170,792	181,843
Total deferred tax assets	$(70,833)	$(60,509)
Net deferred tax asset	$(38,887)	$(40,578)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2015	March 31, 2014
Current asset	$(15,586)	$(10,013)
Current liability	6,356	5,682
Non-current asset	(33,155)	(40,927)
Non-current liability	3,498	4,680
Net deferred tax asset	$(38,887)	$(40,578)

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
         For the year ended March 31, 2015, the valuation allowance decreased by $11,051 which is inclusive of $3,999 related to adjustments in other comprehensive income and $(1,112) related primarily to currency translation adjustments. The valuation allowance decreased primarily due to the accrual of a deferred liability on unremitted foreign earnings and the accrual of an additional liability for unrecognized tax benefits netted against tax loss carryovers. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2015, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
         At March 31, 2015, the Company has U.S federal tax loss carryovers of $246,433, non-U.S. tax loss carryovers of $90,887, and U.S. state tax loss carryovers of $372,920. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $22,545 will expire within the next five years, $62,657 will expire in later years, and $5,685 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $82,838 will expire within the next five years and $290,081 will expire thereafter. At March 31, 2015, the Company has foreign tax credit carryovers in the United States of $51,932 that will substantially expire in 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
In fiscal 2014, the Company experienced a special termination benefit and curtailment loss of $1,261 during the quarter ended June 30, 2013 in connection with restructuring in its Turkey location, which has been recorded in Restructuring and Asset Impairment Charges (Recoveries).
         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2015 and 2014, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning	$99,061	$107,742	$66,847	$70,684
Service cost	1,856	1,839	173	282
Interest cost	3,969	3,956	2,711	2,820
Actuarial (gains) losses	9,813	(5,090)	9,349	(3,184)
Settlements/special termination benefits	(517)	(4,223)	(136)	1,226
Transfers	—	—	230	—
Effects of currency translation	—	—	(5,985)	2,754
Benefits paid	(6,759)	(5,163)	(3,250)	(7,735)
Benefit obligation, ending	$107,423	$99,061	$69,939	$66,847

Change in Plan Assets
Fair value of plan assets, beginning	$44,597	$45,242	$52,133	$45,603
Actual return on plan assets	1,832	4,121	5,137	3,433
Employer contributions	5,768	4,620	3,686	8,193
Plan settlements	(517)	(4,223)	(208)	—
Effects of currency translation	—	—	(3,789)	2,639
Benefits paid	(6,759)	(5,163)	(3,250)	(7,735)
Fair value of plan assets, ending	$44,921	$44,597	$53,709	$52,133
Net amount recognized	$(62,502)	$(54,464)	$(16,230)	$(14,714)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$—	$—	$175	$—
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(2,975)	(3,083)	(1,173)	(1,175)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(59,527)	(51,381)	(15,232)	(13,539)
Net amount recognized	$(62,502)	$(54,464)	$(16,230)	$(14,714)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$107,423	$99,061	$36,951	$66,847
Accumulated benefit obligation	104,652	96,218	36,033	65,750
Fair value of plan assets	44,921	44,597	20,546	52,133

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2015	2014	2013	2015	2014	2013
Service cost	$1,856	$1,839	$1,777	$173	$282	$288
Interest cost	3,969	3,956	4,289	2,711	2,820	3,046
Expected return on plan assets	(3,131)	(3,078)	(3,313)	(3,477)	(3,112)	(2,945)
Amortization of actuarial losses	1,440	1,808	1,509	740	1,262	479
Amortization of prior service cost	192	195	204	1	5	16
Curtailment gain	—	—	—	—	70	(27)
Special termination benefits	—	—	—	72	1,226	45
Effects of settlement	35	1,049	—	(13)	—	—
Net periodic pension cost	$4,361	$5,769	$4,466	$207	$2,553	$902

          The amounts showing in accumulated other comprehensive income at March 31, 2015, March 31, 2014 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(2,142)	$1,464	$(678)
Net actuarial losses	(42,092)	(4,876)	(46,968)
Deferred taxes	11,551	(591)	10,960
Balance at March 31, 2014	$(32,683)	$(4,003)	$(36,686)
Prior service credit (cost)	$196	$(1,287)	$(1,091)
Net actuarial gains	(14,714)	73	(14,641)
Deferred taxes	219	(33)	186
Total change for 2015	$(14,299)	$(1,247)	$(15,546)
Prior service credit (cost)	$(1,946)	$177	$(1,769)
Net actuarial losses	(56,806)	(4,803)	(61,609)
Deferred taxes	11,770	(624)	11,146
Balance at March 31, 2015	$(46,982)	$(5,250)	$(52,232)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$965	$434	$531	$—
U.S. equities / equity funds	8,302	8,302	—	—
International equities / equity funds	7,769	7,769	—	—
U.S. fixed income funds	8,870	8,870	—	—
International fixed income funds	1,564	1,564	—	—
Other investments:
Diversified funds	12,994	12,918	—	76
Real estate	4,457	—	—	4,457
Total	$44,921	$39,857	$531	$4,533

U.S. Pension Plans	March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,819	$1,265	$554	$—
U.S. equities / equity funds	8,220	8,220	—	—
International equities / equity funds	7,747	7,747	—	—
U.S. fixed income funds	8,393	8,393	—	—
International fixed income funds	1,643	1,643	—	—
Other investments:
Diversified funds	12,755	12,656	—	99
Real estate	4,020	—	—	4,020
Total	$44,597	$39,924	$554	$4,119

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$770	$770	$—	$—
U.S. equities / equity funds	7,862	7,862	—	—
International equities / equity funds	14,191	4,797	9,394	—
Global equity funds	10,372	—	10,372	—
U.S. fixed income funds	2,849	2,849	—	—
International fixed income funds	8,507	—	8,507	—
Global fixed income funds	6,135	1,295	4,840	—
Other investments:
Diversified funds	1,844	1,844	—	—
Real estate equities	1,179	1,179	—	—
Total	$53,709	$20,596	$33,113	$—

Non-U.S. Pension Plans	March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$649	$649	$—	$—
U.S. equities / equity funds	8,046	8,046	—	—
International equities / equity funds	14,297	4,598	9,699	—
Global equity funds	9,913	—	9,913	—
International fixed income funds	2,725	2,725	—	—
U.S. fixed income funds	7,491	—	7,491	—
Global fixed income funds	5,862	1,287	4,575	—
Other investments:
Diversified funds	1,991	1,991	—	—
Real estate equities	1,159	1,159	—	—
Total	$52,133	$20,455	$31,678	$—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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
          Management evaluates performance using information included in management reports. The Company has five geographic operating segments: Africa, Asia, Europe, North America and South America. Beginning April 1, 2015, the Company's management ceased evaluating performance of value added services as a separate operating segment and segment results reported in the Form 10-K/A reflect its current segments. The Company's cut rag and other specialty products and services are now combined within the geographic operating segments in which they operate. In reviewing these operations, the Company concluded that the economic characteristics of North America were dissimilar from the other operating segments. Based on this fact, the Company is disclosing North America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and South America into one reportable segment “Other Regions.” The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Operations	2015	2014	2013
Sales and other operating revenues:
North America	$440,985	$498,365	$480,131
Other Regions	1,625,880	1,856,171	1,760,865
Total revenue	$2,066,865	$2,354,536	$2,240,996
Operating income:
North America	$40,343	$31,772	$39,402
Other Regions	57,626	74,447	122,799
Total operating income	97,969	106,219	162,201
Debt retirement expense	(771)	57,449	1,195
Interest expense	113,273	116,827	114,528
Interest income	6,268	7,068	6,547
Income (loss) before income taxes and other items	$(8,265)	$(60,989)	$53,025

	Years Ended March 31,
Analysis of Segment Assets	2015	2014	2013
Segment assets:
North America	$231,131	$227,173	$249,932
Other Regions	1,395,515	1,520,840	1,645,441
Total assets	$1,626,646	$1,748,013	$1,895,373
Trade and other receivables, net
North America	$26,781	$26,551	$36,017
Other Regions	166,589	139,902	179,518
Total trade and other receivables, net	$193,370	$166,453	$215,535
Goodwill:
North America	$2,794	$2,794	$2,794
Other Regions	—	—	—
Total Goodwill	$2,794	$2,794	$2,794
Equity in net assets of investee companies:
North America	$—	$—	$—
Other Regions	53,678	50,390	23,986
Total equity in net assets of investee companies	$53,678	$50,390	$23,986
Depreciation and amortization:
North America	$5,618	$5,899	$5,756
Other Regions	24,005	26,528	28,055
Total depreciation and amortization	$29,623	$32,427	$33,811
Capital expenditures:
North America	$10,044	$13,802	$13,014
Other Regions	12,629	13,953	29,789
Total capital expenditures	$22,673	$27,755	$42,803

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)
          Geographic information as to sales and other operating revenues is based on the destination of the product shipped. The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2015	2014	2013
Sales and Other Operating Revenues:
United States	$363,964	$467,111	$423,617
China	254,658	401,480	308,935
Belgium	137,513	125,377	185,668
Russia	118,233	125,093	147,283
Germany	116,713	130,163	93,990
Indonesia	58,609	58,919	109,983
Other	1,017,175	1,046,393	971,520
	$2,066,865	$2,354,536	$2,240,996

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc. and China Tobacco International Inc. for the year ended March 31, 2015; Philip Morris International Inc., Japan Tobacco Inc. and China Tobacco International Inc. for the year ended March 31, 2014; and Philip Morris International, Inc., Japan Tobacco Inc., Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013.

	Years Ended March 31,
Property, Plant and Equipment by Location	2015	2014	2013
Property, Plant and Equipment, Net:
United States	$57,861	$53,517	$45,213
Brazil	87,161	92,142	99,492
Malawi	25,704	27,227	28,683
Tanzania	23,610	24,979	24,568
Europe	15,191	19,711	20,370
Argentina	7,390	7,325	7,909
Asia	6,960	7,545	8,436
Zambia	6,582	6,690	6,316
Turkey	3,454	18,310	25,666
Other	4,001	3,728	4,279
	$237,914	$261,174	$270,932

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2015, 2014 and 2013 were $8,274, $12,348 and $5,564, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

As discussed in Note 1A, the Company has identified certain accounting errors that affected consolidated financial statement amounts that were previously presented in its earlier filed Forms 10-Q and Form 10-K for the periods below.
The quarterly financial information in 2015 and 2014, as originally reported (“As Previously Reported”), as adjusted (“Adjustments”) and as restated to correct these errors (“As Restated), is presented below:

	As Previously Reported	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2015
	Sales and other operating revenue	$249,017	$589,815	$488,921	$738,097	$2,065,850
	Gross profit	35,104	71,483	69,704	78,788	255,079
	Restructuring	—	500	—	8,618	9,118
	Net income (loss)	(18,563)	(1,917)	1,122	3,761	(15,597)
	Net earnings (loss) attributable to noncontrolling interest	55	(7)	(230)	10	(172)
	Net income (loss) attributable to Alliance One International, Inc.	(18,618)	(1,910)	1,352	3,751	(15,425)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(2.12)	(0.22)	0.15	0.42	(1.75)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(2.12)	(0.22)	0.15	0.42	(1.75)
Market Price	- High	30.10	27.40	21.00	16.30	30.10
	- Low	23.00	19.30	15.20	8.30	8.30

Inventory Adjustments (2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2015
Sales and other operating revenue	$—	$—	$—	$—	$—
Gross profit	(3,799)	(13,762)	(755)	3,589	(14,727)
Restructuring	—	—	—	—	—
Net income (loss)	(10,122)	(10,741)	1,008	5,956	(13,899)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	(10,122)	(10,741)	1,008	5,956	(13,899)
Per Share of Common Stock:
Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(1.15)	(1.20)	0.11	0.67	(1.58)
Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(1.15)	(1.20)	0.11	0.67	(1.58)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited) (continued)

Receivables Adjustments (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2015
Sales and other operating revenue	$127	$7,155	$306	$(6,004)	$1,584
Gross profit	127	7,155	306	(6,004)	1,584
Restructuring	—	—	—	—	—
Net income (loss)	3,292	4,580	(21)	(6,356)	1,495
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	3,292	4,580	(21)	(6,356)	1,495
Per Share of Common Stock:
Basic earnings (loss) attributable to Alliance One International, Inc. (1)	0.37	0.51	—	(0.71)	0.17
Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	0.37	0.51	—	(0.71)	0.17

Other Adjustments (4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2015
Sales and other operating revenue	$—	$—	$—	$(569)	$(569)
Gross profit	1,839	—	—	(1,058)	781
Restructuring	—	—	—	—	—
Net income (loss)	1,763	(81)	956	(939)	1,699
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	1,763	(81)	956	(939)	1,699
Per Share of Common Stock:
Basic earnings (loss) attributable to Alliance One International, Inc. (1)	0.20	(0.01)	0.11	(0.11)	0.19
Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	0.20	(0.01)	0.11	(0.11)	0.19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited) (continued)

	As Restated	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2015
	Sales and other operating revenue	$249,144	$596,970	$489,227	$731,524	$2,066,865
	Gross profit	33,271	64,876	69,255	75,315	242,717
	Restructuring	—	500	—	8,618	9,118
	Net income (loss)	(23,630)	(8,158)	3,065	2,421	(26,302)
	Net earnings (loss) attributable to noncontrolling interest	55	(7)	(230)	10	(172)
	Net income (loss) attributable to Alliance One International, Inc.	(23,685)	(8,151)	3,295	2,411	(26,130)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(2.69)	(0.92)	0.37	0.27	(2.96)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(2.69)	(0.92)	0.37	0.27	(2.96)
Market Price	- High	30.10	27.40	21.00	16.30	30.10
	- Low	23.00	19.30	15.20	8.30	8.30

	As Previously Reported	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2014
	Sales and other operating revenue	$383,887	$700,680	$654,550	$615,839	$2,354,956
	Gross profit	28,494	83,970	83,841	43,722	240,027
	Debt Retirement Expense	17	55,582	64	1,786	57,449
	Other Income (expense)	1,244	(499)	(1,627)	19,112	18,230
	Net income (loss)	(36,733)	(46,086)	13,017	(17,200)	(87,002)
	Net earnings (loss) attributable to non-controlling interest	129	(104)	(270)	(98)	(343)
	Net income (loss) attributable to Alliance One International, Inc.	(36,862)	(45,982)	13,287	(17,102)	(86,659)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(4.21)	(5.25)	1.51	(1.94)	(9.88)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(4.21)	(5.25)	1.39	(1.94)	(9.88)
Market Price	- High	39.90	42.30	32.50	31.00	42.30
	- Low	34.10	27.90	28.10	24.10	24.10

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited) (continued)

Inventory Adjustments (2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2014
Sales and other operating revenue	$—	$—	$—	$—	$—
Gross profit	(2,664)	(2,700)	(8,408)	3,205	(10,567)
Debt Retirement Expense	—	—	—	—	—
Other Income (expense)		—	—	—	—
Net income (loss)	(2,149)	(3,343)	(7,120)	1,606	(11,006)
Net earnings (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	(2,149)	(3,343)	(7,120)	1,606	(11,006)
Per Share of Common Stock:
Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.25)	(0.38)	(0.80)	0.18	(1.25)
Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.25)	(0.38)	(0.74)	0.18	(1.25)

Receivables Adjustments (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2014
Sales and other operating revenue	$1,503	$4,193	$3,725	$(9,765)	$(344)
Gross profit	1,503	4,193	3,725	(9,765)	(344)
Debt Retirement Expense	—	—	—	—	—
Other Income (expense)	—	—	—	—	—
Net income (loss)	1,791	4,156	3,648	(9,953)	(358)
Net earnings (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	1,791	4,156	3,648	(9,953)	(358)
Per Share of Common Stock:
Basic earnings (loss) attributable to Alliance One International, Inc. (1)	0.20	0.47	0.41	(1.12)	(0.04)
Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	0.20	0.47	0.38	(1.12)	(0.04)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited) (continued)

Other Adjustments (4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2014
Sales and other operating revenue	$(76)	$—	$—	$—	$(76)
Gross profit	(621)	—	—	(1,839)	(2,460)
Debt Retirement Expense	—	—	—	—	—
Other Income (expense)	—	—	—	530	530
Net income (loss)	(873)	(224)	(224)	(1,717)	(3,038)
Net earnings (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	(873)	(224)	(224)	(1,717)	(3,038)
Per Share of Common Stock:
Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.10)	(0.03)	(0.03)	(0.20)	(0.35)
Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.10)	(0.03)	(0.03)	(0.20)	(0.35)

	As Restated	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2014
	Sales and other operating revenue	$385,314	$704,873	$658,275	$606,074	$2,354,536
	Gross profit	26,712	85,463	79,158	35,323	226,656
	Debt Retirement Expense	17	55,582	64	1,786	57,449
	Other Income (expense)	1,244	(499)	(1,627)	19,642	18,760
	Net income (loss)	(37,964)	(45,498)	9,321	(27,263)	(101,404)
	Net earnings (loss) attributable to non-controlling interest	129	(104)	(270)	(98)	(343)
	Net income (loss) attributable to Alliance One International, Inc.	(38,093)	(45,394)	9,591	(27,165)	(101,061)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(4.35)	(5.18)	1.09	(3.09)	(11.52)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(4.35)	(5.18)	1.02	(3.09)	(11.52)
Market Price	- High	39.90	42.30	32.50	31.00	42.30
	- Low	34.10	27.90	28.10	24.10	24.10

(1) Does not add due to quarterly change in average shares outstanding
(2) Adjustments for the errors described in Note 1A related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(3) Adjustments for the errors described in Note 1A related to improper revenue recognition.
(4) Adjustments for the previously identified immaterial accounting errors described in Note 1A, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited) (continued)

Second Quarter 2014 - Debt retirement expense of $55,582 related to redemption of the Company's $635,000 10% Senior Notes due 2016 and purchase of $60,000 of the Company's existing $115,000 5 1/2% Convertible Senior Subordinated Notes due 2014.
Fourth Quarter 2014 - Other income of $20,899 related to gain on sale of 51% of a Brazilian subsidiary to complete the formation of a new joint venture.
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

On May 28, 2015, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s common stock that was effective after the close of business on June 26, 2015. The Company’s shareholders granted the Board of Directors discretionary authority to effect this reverse stock split at the Company’s special meeting of shareholders held on May 27, 2015.

On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment"), which amended the Credit Agreement dated as of July 2, 2009, as amended and restated as of August 1, 2013, between the Company, certain of its subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended and restated, the “Credit Agreement”).
The Fourth Amendment effected the following modifications to the Credit Agreement (capitalized terms are as defined in the Credit Agreement):

•	modified the threshold for the Consolidated Interest Coverage Ratio for the fiscal quarter ending March 31, 2017 from 1.90 to 1.00 to 1.65 to 1.00;

•	modified the threshold for the Consolidated Leverage Ratio for the fiscal quarter ending March 31, 2017 from 5.10 to 1.00 to 5.50 to 1.00; and

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED) (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 - Subsequent Event (continued)

•
modified the definition of Consolidated EBIT to permit the add backs for the specified periods as set forth in the table below in connection with certain discrepancies discovered with respect to the Company’s Kenyan subsidiary:

For the Quarter Ended	Kenyan Discrepancies	Legal and Professional Costs in Respect of Kenyan Discrepancies
March 31, 2013	$(1,745,717)	0
June 30, 2013	$2,198,708	0
September 30, 2013	$(1,492,481)	0
December 31, 2013	$4,681,765	0
March 31, 2014	$7,869,112	0
June 30, 2014	$1,834,281	0
September 30, 2014	$6,606,350	0
December 31, 2014	$449,593	0
March 31, 2015	$3,577,392	0
June 30, 2015	$5,263,723	0
September 30, 2015	$5,821,224	0
December 31, 2015	0	$1,771,000
March 31, 2016	0	$6,129,000
June 30, 2016	0	$4,000,000
September 30, 2016	0	$3,500,000

Prior to the execution of the Fourth Amendment, the Company would have been in violation of one or more covenants in fiscal 2014 and 2015 as a result of improper accounting for accounts receivable, inventory, sales and cost of goods sold in Kenya.  In the Fourth Amendment, the lenders modified certain financial covenants and definitions as described above and, as a result, the Company was in compliance with all such amended covenants for fiscal 2013, 2014 and 2015.
Note that in March 2016, Moody's Investors Service downgraded the Corporate Family Rating of the Company to Caa2 from Caa1. Moody's also downgraded the Probability of Default Rating to Caa2-PD from Caa1-PD, and the senior secured second lien note rating to Caa3 with a Loss Given Default (“LGD”) of 5 from Caa2 and a LGD of 5. At the same time Moody's affirmed the Company's senior secured bank credit facility rating at B1 with a LGD of 1 and the Speculative Grade Liquidity Rating at SGL-4. Standard & Poor’s (“S&P”) ratings are Corporate Credit Rating CCC+, senior secured second lien note rating CCC with a recovery rating (“RR”) of 5 and a senior secured debt rating of B with a RR of 1. Both Moody’s and S&P have outlook negative. However, the Company affirms its belief that the sources of capital it has access to are sufficient to fund its anticipated needs for fiscal years 2016 and 2017. As of March 31, 2016, available credit lines and cash were $604.5 million, comprised of $189.2 million in cash; $415.3 million of credit lines, of which $10.3 million was available under the U.S. revolving credit facility; and $405.0 million of foreign seasonal credit lines with $13.1 million exclusively for letters of credit. Notes payable to banks are typically for 180 to 270 days and are entered into each year in various locales around the world. The U.S revolver matures April 15, 2017 and the Company plans to either extend or refinance this facility during fiscal year 2017.  The Company's access to capital meets its current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill its future funding requirements. General deterioration of its business and the cash flow that it generates, failure to renew foreign lines or an inability to extend or refinance its U.S. revolver could impact its ability to meet its future liquidity requirements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliance One International, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
As discussed in Note 1A to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 8, 2015, (May 24, 2016 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (As Revised)), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 8, 2015 (May 24, 2016 as to the effects of the restatement discussed in Note 1A, the effects of the reverse stock split discussed in Note 1, and the effects of the change in reportable segments discussed in Note 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES (AS REVISED)

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of our original filing of the Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the original filing was filed on June 8, 2015, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2015.

Subsequent to that evaluation, management reassessed the effectiveness of internal control over financial reporting as of March 31, 2015, based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control Over Financial Reporting (As Revised)
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting in connection with the original filing of the Annual Report on Form 10-K on June 8, 2015 and based on that assessment, management concluded internal control over financial reporting was effective as of March 31, 2015.
          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s reassessment of internal control over financial reporting discussed above, and the identification of certain control deficiencies that constitute material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2015.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2015:

•
Processes and control activities designed to support the amounts of inventory recorded in the general ledger were not effective, were incorrectly applied or were overridden. It appears that local management, through collusion, overrode controls to record fictional inventory balances.

ITEM 9A. CONTROLS AND PROCEDURES (AS REVISED) (continued)

Evaluation of Disclosure Controls and Procedures (continued)

•
Processes and control activities designed to support the amounts of deferred crop costs recorded in the general ledger were not effective, were incorrectly applied or were overridden. It appears that local management, through collusion, overrode controls to inappropriately cost redried inventory and understate cost of goods sold.

•
Processes and control activities designed to support the revenue transactions recorded in the general ledger were not effective, were incorrectly applied or were overridden. Specifically, revenues were recorded based on estimated transactions and actual transactions were processed outside the general ledger system. As a result revenue recorded did not reflect actual sales transactions and accounts receivable balances were recorded which would not be realized.

Our Chief Executive Officer and Chief Financial Officer have also concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2015:

•
The Company’s regional review of operations at African origins was ineffective due to the lack of adequate qualified resources to appropriately examine and investigate financial results. Although the financial information from the Kenya origin was reviewed on a timely basis, the regional review did not incorporate the qualitative and operational context needed to perform an adequate review, which allowed the misstated balances to build up over extended periods of time.

•
The Company’s fraud risk assessment was not adequately designed or implemented to address the risks of fraud in the African origins. The Company’s assessment did not determine that the African region warranted additional control activities to respond to additional fraud risks in Africa.

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

The Company has completed or undertaken plans to remediate these control deficiencies that constituted material weaknesses:

•
The Kenyan management, including the Head of Operations, Deputy Managing and Finance Director, and Financial Controller believed to have been key directors of the collusion are no longer with the Company.

•
The Company is in the process of standardizing key controls. As part of this process, which is being led by Corporate Audit Services, the deficient control activities at the Kenya location will be replaced with the standardized key control activities. The control activities in Kenya will be tested for design and operating effectiveness in fiscal 2017.

•
Two new regional controller positions have been created for the Africa region. These positions will add an additional layer of review and oversight of African entities, and will function as “super” financial directors of three entities each, as well as being part of the regional team. The entities for which each position is responsible for will rotate every two years.

•
This African regional controller team will perform new analyses, which may include but are not limited to trend analyses over time, crop information and inventory turns (including by comparison to other origins within the region) to corroborate accounting amounts, sign off on quarterly packet reviews and account reconciliations, and monitoring controls around the financial close process. Additionally, the regional controllers will regularly visit origins for their work to help assess monthly and quarterly financial processes. We will enhance regional review procedures at the Corporate level with the implementation of semi-annual regional risk management committee meetings to review business risks and controls, and results of the region based on new analyses and trends as well.

•
The Company’s fraud risk assessment of a location will be included as a factor in determining the scope of our SOX compliance program, in order to more specifically tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-K/A for the year ended March 31, 2015 are fairly presented, in all material respects, in accordance with US GAAP.

          The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (AS REVISED) (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.:

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Control Activities - The design, implementation and operation of process level controls in the Kenya location were ineffective.

Monitoring - The Company’s regional monitoring controls were ineffective.

Risk Assessment - The Company’s risk assessment was not sufficient to address risks of material misstatement due to fraud.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2015, of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2015 of the Company and our report dated June 8, 2015 (May 24, 2016 as to the effects of the restatement discussed in Note 1A, the effects of the reverse stock split discussed in Note 1, and the effects of the change in reportable segments discussed in Note 14 to the consolidated financial statements) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
_____________________________________

Raleigh, North Carolina

June 8, 2015 (May 24, 2016 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (As Revised))

ITEM 9B. OTHER INFORMATION

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

On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment"), which amended the Credit Agreement dated as of July 2, 2009, as amended and restated as of August 1, 2013, between the Company, certain of its subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended and restated, the “Credit Agreement”).

The Fourth Amendment effected the following modifications to the Credit Agreement (capitalized terms are as defined in the Credit Agreement):

•	modified the threshold for the Consolidated Interest Coverage Ratio for the fiscal quarter ending March 31, 2017 from 1.90 to 1.00 to 1.65 to 1.00;

•	modified the threshold for the Consolidated Leverage Ratio for the fiscal quarter ending March 31, 2017 from 5.10 to 1.00 to 5.50 to 1.00; and

•
modified the definition of Consolidated EBIT to permit the add backs for the specified periods as set forth in the table below in connection with certain discrepancies discovered with respect to the Company’s Kenyan subsidiary:

For the Quarter Ended	Kenyan Discrepancies	Legal and Professional Costs in Respect of Kenyan Discrepancies
March 31, 2013	$(1,745,717)	0
June 30, 2013	$2,198,708	0
September 30, 2013	$(1,492,481)	0
December 31, 2013	$4,681,765	0
March 31, 2014	$7,869,112	0
June 30, 2014	$1,834,281	0
September 30, 2014	$6,606,350	0
December 31, 2014	$449,593	0
March 31, 2015	$3,577,392	0
June 30, 2015	$5,263,723	0
September 30, 2015	$5,821,224	0
December 31, 2015	0	$1,771,000
March 31, 2016	0	$6,129,000
June 30, 2016	0	$4,000,000
September 30, 2016	0	$3,500,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS (AS RESTATED)

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2015
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	802,265	$60.37	83,041
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	802,265	$60.37	83,041

(1) These shares consist of 787,078 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan and 15,188 stock options issued and outstanding under prior plans of the Company and its predecessors.

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

The information contained in the Proxy Statement under the caption "Ownership of Equity Securities," together with the information included herein is incorporated herein by reference. Shares, options, and weighted-average prices are adjusted for a 1-to-10 reverse stock split that was effective June 26, 2015.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (AS RESTATED)

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2015, 2014 and 2013 (As Restated)
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2015, 2014 and 2013 (As Restated)
Consolidated Balance Sheets - March 31, 2015 and 2014 (As Restated)
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2015, 2014 and 2013 (As Restated)
Statements of Consolidated Cash Flows - Years ended March 31, 2015, 2014 and 2013 (As Restated)
Notes to Consolidated Financial Statements (As Restated)
Report of Deloitte & Touche LLP
Management’s Report on Internal Control Over Financial Reporting (As Restated)
Report of Independent Registered Public Accounting Firm on Internal Control
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts (As Restated)

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

10.03
Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).

10.04
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).

10.05
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (AS RESTATED) (continued)
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

10.13
DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 001-13684).*

10.14
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.15
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 001-13684).*

10.16
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 001-13684).*

10.17
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.18
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 001-13684).*

10.19
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and Robert A. Sheets, incorporated by reference to Exhibit 10.1 to the first Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.20
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and J. Henry Denny, incorporated by reference to Exhibit 10.1 to the second Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.21
Summary of director and executive officer compensation arrangements, incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).*

10.22
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 001-13684) *

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (AS RESTATED) (continued)
(b)    Exhibits (continued)

12	Ratio of Earnings to Fixed Charges (As Restated) (filed herewith).

21	List of Subsidiaries incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684.

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015, formatted in XBRL: (i) Statements of Consolidated Operations (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets (As Restated) as of March 31, 2015 and 2014; (iv) Statements of Consolidated Stockholders' Equity (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (v) Statements of Consolidated Cash Flows (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (vi) Notes to Consolidated Financial Statements (As Restated); and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts appears on the following page of this Form 10-K/A. All other schedules are not required under the related instructions or are not applicable and therefore have been omitted.

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS (AS RESTATED) ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,878	$(163)	$—	$345 (A)	$3,370
Valuation allowance on deferred tax assets (as restated) (E)	$142,592	$19,094	$1,959 (B)	$3,413 (A) (C)	$160,232

Year ended March 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,370	$551	$—	$503 (A)	$3,418
Valuation allowance on deferred tax assets (as restated) (E)	$160,232	$24,938	$(3,360) (B)	$(33) (A)	$181,843

Year ended March 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,418	$12,456	$—	$1,921 (A)	$13,953
Valuation allowance on deferred tax assets (as restated) (E)	$181,843	(13,938) (D)	$3,999 (B)	1,112 (A)	$170,792

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss.
(C) Liquidation of subsidiaries.
(D) Deferred tax on unremitted earnings of foreign subsidiaries.
(E) Adjustments primarily arising from the errors described in Note 1A to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A are related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) improper revenue recognition and the associated impact on costs of goods and services sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2016.

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

10.03
Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).

10.04
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).

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

10.13
DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 001-13684).*

EXHIBIT INDEX
Exhibits (continued)

10.14
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.15
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 001-13684).*

10.16
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 001-13684).*

10.17
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.18
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 001-13684).*

10.19
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and Robert A. Sheets, incorporated by reference to Exhibit 10.1 to the first Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.20
Consulting Agreement dated as of June 27, 2014 between Alliance One International, Inc. and J. Henry Denny, incorporated by reference to Exhibit 10.1 to the second Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 001-13684).*

10.21
Summary of director and executive officer compensation arrangements, incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).*

10.22
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 001-13684).*

12		Ratio of Earnings to Fixed Charges (As Restated) (filed herewith).

21		List of Subsidiaries incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684).

23.1		Consent of Deloitte & Touche LLP (filed herewith).

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015, formatted in XBRL: (i) Statements of Consolidated Operations (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets (As Restated) as of March 31, 2015 and 2014; (iv) Statements of Consolidated Stockholders' Equity (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (v) Statements of Consolidated Cash Flows (As Restated) for the three years ended March 31, 2015, 2014 and 2013; (vi) Notes to Consolidated Financial Statements (As Restated); and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith).

	*	Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.

