Form 10-Q/A
period 2015-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-05-25
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 2)

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
                                               Yes [ ]                                                                              No [X]

As of July 31, 2015, the registrant had 8,883,239 shares outstanding of Common Stock (no par value) excluding 785,312 shares owned by a wholly owned subsidiary. After the close of business on June 26, 2015, the registrant effected a one-for-ten reverse split of its Common Stock.

Explanatory Note

We are filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2015 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures for the three months ended June 30, 2015 and 2014. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below. The Company is concurrently filing an amended Annual Report on Form 10-K/A for the year ended March 31, 2015 and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2015 and December 31, 2015.

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
In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and our unaudited condensed consolidated financial information for the three months ended June 30, 2015 and 2014 on this Form 10-Q/A.
As of June 30, 2015, the correction of these errors decreased the reported amount of inventory by approximately $40 million, decreased accounts receivable by approximately $5 million, and decreased retained earnings by approximately $45 million. Approximately $39 million of the decrease in retained earnings is related to March 31, 2015 and prior periods, with a portion in each quarter dating back to fiscal 2011 and prior. Further, these corrections decreased operating income for the three months ended June 30, 2015 by approximately $6 million. Please refer to Note 1A “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements (As Restated) included in Part I, Item 1, of this Form 10-Q/A for more information regarding the impact of these adjustments.
Along with restating our financial statements to correct the errors discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months ended June 30, 2015 and 2014. However, in conjunction with our need to restate our financial statements as a result of the errors above, we have determined that it would be appropriate within this Form 10-Q/A to record all such previously unrecorded adjustments. Please refer to Note 1A "Restatement of Previously Issued Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements (As Restated) included in Part I, Item 1, of this Form 10-Q/A for more information regarding the impact of these adjustments.
Because our prior period financial results have been corrected for errors, they are considered to be "restated" under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2015. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and our disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2015, as discussed in Part I, Item 4 of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1. Financial Statements

B.	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C.	Part I, Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing of this Form 10-Q/A.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations (As Restated)
		Three Months Ended June 30, 2015 and 2014	5

		Condensed Consolidated Statements of Comprehensive Income (Loss) (As Restated)
		Three Months Ended June 30, 2015 and 2014	6

		Condensed Consolidated Balance Sheets (As Restated)
		June 30, 2015 and 2014 and March 31, 2015	7

		Condensed Statements of Consolidated Stockholders’ Equity (As Restated)
		Three Months Ended June 30, 2015 and 2014	8

		Condensed Consolidated Statements of Cash Flows (As Restated)
		Three Months Ended June 30, 2015 and 2014	9

		Notes to Condensed Consolidated Financial Statements (As Restated)	10 – 32

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations (As Restated)	33 – 39

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4.	Controls and Procedures (As Restated)	39 - 41

Part II.	Other Information

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	41

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 3.	Defaults Upon Senior Securities	41

	Item 4.	Mine Safety Disclosures	41

	Item 5.	Other Information	41

	Item 6.	Exhibits	42

Signature			43

Index of Exhibits			44

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
Three Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2015 (As Restated)	2014 (As Restated)

Sales and other operating revenues	$266,282	$249,144
Cost of goods and services sold	236,884	215,873
Gross profit	29,398	33,271
Selling, general and administrative expenses	29,914	31,325
Other income	560	800
Restructuring and asset impairment charges	2,948	—
Operating income (loss)	(2,904)	2,746

Interest expense (includes debt amortization of $2,244 and $1,552 for the three months in 2015 and 2014, respectively)	27,773	26,922
Interest income	1,374	1,351
Loss before income taxes and other items	(29,303)	(22,825)
Income tax expense (benefit)	(3,214)	320
Equity in net income (loss) of investee companies	132	(485)
Net loss	(25,957)	(23,630)
Less: Net income (loss) attributable to noncontrolling interests	(7)	55
Net loss attributable to Alliance One International, Inc.	$(25,950)	$(23,685)

Loss per share:
Basic	$(2.93)	$(2.69)
Diluted	$(2.93)	$(2.69)

Weighted average number of shares outstanding:
Basic	8,862	8,799
Diluted	8,862	8,799

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (AS RESTATED)
Three Months Ended June 30, 2015
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2015 (As Restated)	2014 (As Restated)

Net loss	$(25,957)	$(23,630)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,307	208
Defined benefit pension plan:
Amount reclassified to liability	225	—
Amount reclassified to income	1,000	414
Defined benefit pension plan adjustments	1,225	414
Total other comprehensive income (loss), net of tax	3,532	622
Total comprehensive income (loss)	(22,425)	(23,008)
Comprehensive income (loss) attributable to noncontrolling interests	(7)	55
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(22,418)	$(23,063)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Unaudited)
(in thousands)				June 30, 2015 (As Restated)	June 30, 2014 (As Restated)	March 31, 2015(As Restated)
ASSETS
Current assets
Cash and cash equivalents				$163,942	$126,199	$143,849
Trade and other receivables, net				173,223	177,942	193,370
Accounts receivable, related parties				89,285	76,672	41,816
Inventories				885,897	993,678	740,943
Advances to tobacco suppliers				47,273	58,563	37,767
Recoverable income taxes				5,851	5,991	5,257
Current deferred taxes, net				22,824	13,376	15,586
Prepaid expenses				24,179	34,213	23,901
Other current assets				14,795	14,074	14,606
Total current assets				1,427,269	1,500,708	1,217,095
Other assets
Investments in unconsolidated affiliates				54,508	51,457	54,694
Goodwill and other intangible assets				30,994	34,235	31,891
Long-term recoverable income taxes				7,252	5,644	6,571
Deferred income taxes, net				30,899	40,878	33,155
Other deferred charges				18,296	19,711	17,695
Other noncurrent assets				27,141	39,015	27,631
				169,090	190,940	171,637
Property, plant and equipment, net				235,327	258,613	237,914
				$1,831,686	$1,950,261	$1,626,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$401,089	$541,199	$330,254
Accounts payable				78,147	89,054	73,349
Due to related parties				22,920	8,824	58,512
Advances from customers				20,042	40,889	18,906
Accrued expenses and other current liabilities				95,928	105,518	87,815
Income taxes				9,470	8,521	12,694
Long-term debt current				32,894	4,329	2,894
Total current liabilities				660,490	798,334	584,424

Long-term debt				894,059	825,423	738,943
Deferred income taxes				1,478	7,850	3,498
Liability for unrecognized tax benefits				10,522	12,511	11,011
Pension, postretirement and other long-term liabilities				89,301	79,969	91,502
				995,360	925,753	844,954
Commitments and contingencies
Stockholders’ equity	June 30, 2015	June 30, 2014	March 31, 2015
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,668	9,617	9,644	469,357	466,267	468,564
Retained deficit				(234,134)	(205,739)	(208,184)
Accumulated other comprehensive loss				(62,854)	(37,704)	(66,386)
Total stockholders’ equity of Alliance One International, Inc.				172,369	222,824	193,994
Noncontrolling interests				3,467	3,350	3,274
Total equity				175,836	226,174	197,268
				$1,831,686	$1,950,261	$1,626,646
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (AS RESTATED) (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit (As Restated)	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity (As Restated)

Balance, March 31, 2014	$465,682	$(182,054)	$(1,640)	$(36,686)	$3,295	$248,597
Net loss	—	(23,685)	—	—	55	(23,630)
Stock-based compensation	585	—	—	—	—	585
Other comprehensive income, net of tax	—	—	208	414	—	622

Balance, June 30, 2014	$466,267	$(205,739)	$(1,432)	$(36,272)	$3,350	$226,174

Balance, March 31, 2015	$468,564	$(208,184)	$(14,154)	$(52,232)	$3,274	$197,268
Net loss	—	(25,950)	—	—	(7)	(25,957)
Increase in capitalization of non-controlling interest	—	—	—	—	200	200
Stock-based compensation	793	—	—	—	—	793
Other comprehensive income, net of tax	—	—	2,307	1,225	—	3,532

Balance, June 30, 2015	$469,357	$(234,134)	$(11,847)	$(51,007)	$3,467	$175,836

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED) Three Months Ended June 30, 2015 and 2014 (Unaudited)

(in thousands)	June 30, 2015 (As Restated)	June 30, 2014 (As Restated)

Operating activities
Net loss	$(25,957)	$(23,630)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,064	7,500
Debt amortization/interest	2,596	1,889
(Gain) loss on foreign currency transactions	1,143	(331)
Restructuring and asset impairment charges	2,948	—
Stock-based compensation	1,104	750
Changes in operating assets and liabilities, net	(222,717)	(334,560)
Other, net	(234)	175
Net cash used by operating activities	(234,053)	(348,207)

Investing activities
Purchases of property, plant and equipment	(6,179)	(8,052)
Proceeds from sale of property, plant and equipment	446	409
Restricted cash	(577)	(1,114)
Other, net	8	(719)
Net cash used by investing activities	(6,302)	(9,476)

Financing activities
Net proceeds from short-term borrowings	79,440	329,572
Proceeds from long-term borrowings	185,000	—
Repayment of long-term borrowings	(242)	(75,489)
Debt issuance cost	(3,847)	(4,125)
Other, net	200	—
Net cash provided by financing activities	260,551	249,958

Effect of exchange rate changes on cash	(103)	(854)

Increase (decrease) in cash and cash equivalents	20,093	(108,579)
Cash and cash equivalents at beginning of period	143,849	234,778
Cash and cash equivalents at end of period	$163,942	$126,199

Other information:
Cash paid for income taxes	$6,177	$2,638
Cash paid for interest	10,233	5,380
Cash received from interest	(1,370)	(1,276)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
(in thousands)

Note 1A - Restatement of Previously Issued Consolidated Financial Statements

In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our audited consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and our unaudited condensed consolidated financial information for the three months ended June 30, 2015 and 2014 on this Form 10-Q/A. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015 for further information.
As of June 30, 2015, the correction of these errors decreased the reported amount of inventory by approximately $40 million, decreased accounts receivable by approximately $5 million, and decreased retained earnings by approximately $45 million. Approximately $39 million of the decrease in retained earnings is related to March 31, 2015 and prior periods, with a portion in each quarter dating back to fiscal 2011. Further, these corrections decreased operating income for the three months ended June 30, 2015 by approximately $6 million.
Along with restating our financial statements to correct the errors discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months ended June 30, 2015 and 2014. However, in conjunction with our need to restate our financial statements as a result of the errors above, we have determined that it would be appropriate within this Form 10-Q/A to make adjustments for all such previously unrecorded adjustments.
The combined impacts of all the adjustments to the applicable line items in our unaudited consolidated financial statements for the periods covered by this Form 10Q/A are provided in the tables below.

Financial Statement Presentation
In addition to the restatement of our consolidated financial statements, we have also restated the following Notes for the effects of the errors above.

•	Note 1. Summary of Significant Accounting Policies

•	Note 2. Income Taxes

•	Note 6. Variable Interest Entities

•	Note 7. Segment Information

•	Note 8. Earnings Per Share

•	Note 13. Pension and Postretirement Benefits

•	Note 14. Inventories

•	Note 15. Other Comprehensive Income (Loss)

•	Note 19. Investee Companies

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (continued)

The following tables present the effect of the correction of the error on selected line items of our previously reported unaudited condensed consolidated financial statements for the three months ended June 30, 2015 and 2014:

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30,
			2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$263,812	$—	$2,923	$(455)	$266,282
Cost of goods and services sold	229,598	8,456	—	(1,172)	236,884
Gross profit (loss)	34,214	(8,456)	2,923	717	29,398
Selling, general and administrative expenses	29,939	—	—	(25)	29,914
Other income (expense)	586	—	—	(26)	560
Operating income (loss)	1,913	(8,456)	2,923	716	(2,904)
Interest expense	27,691	—	—	82	27,773
Income (loss) before income taxes and other items	(24,404)	(8,456)	2,923	634	(29,303)
Income tax expense (benefit)	(1,362)	(2,174)	202	120	(3,214)
Net income (loss)	(22,910)	(6,282)	2,721	514	(25,957)
Net income (loss) attributable to Alliance One International, Inc.	(22,903)	(6,282)	2,721	514	(25,950)
Income (loss) per share:
Basic	(2.58)	(0.71)	0.31	0.06	(2.93)
Diluted	(2.58)	(0.71)	0.31	0.06	(2.93)

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (continued)

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30,
			2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$249,017	$—	$125	$—	$249,144
Cost of goods and services sold	213,913	3,797	—	(1,839)	215,873
Gross profit (loss)	35,104	(3,797)	125	1,839	33,271
Selling, general and administrative expenses	31,325	—	—	—	31,325
Other income	800	—	—	—	800
Operating income (loss)	4,579	(3,797)	125	1,839	2,746
Interest expense	26,922	—	—	—	26,922
Income (loss) before income taxes and other items	(20,992)	(3,797)	125	1,839	(22,825)
Income tax expense (benefit)	(2,914)	6,325	(3,167)	76	320
Net income (loss)	(18,563)	(10,122)	3,292	1,763	(23,630)
Net income (loss) attributable to Alliance One International, Inc.	(18,618)	(10,122)	3,292	1,763	(23,685)
Income (loss) per share:
Basic	(2.12)	(1.15)	0.37	0.20	(2.69)
Diluted	(2.12)	(1.15)	0.37	0.20	(2.69)

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30,
			2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(22,910)	$(6,282)	$2,721	$514	$(25,957)
Total comprehensive income (loss), net of tax	(19,603)	(6,282)	2,721	739	(22,425)
Comprehensive income (loss) attributable to Alliance One International, Inc.	(19,596)	(6,282)	2,721	739	(22,418)

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30,
			2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(18,563)	$(10,122)	$3,292	$1,763	$(23,630)
Total comprehensive income (loss), net of tax	(17,941)	(10,122)	3,292	1,763	(23,008)
Comprehensive income (loss) attributable to Alliance One International, Inc.	(17,996)	(10,122)	3,292	1,763	(23,063)

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (continued)

	June 30, 2015
Condensed Consolidated Balance Sheets (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Trade and other receivables, net	$177,759	$—	$(4,536)	$—	$173,223
Inventories	926,018	(40,121)	—	—	885,897
Total current assets	1,471,926	(40,121)	(4,536)	—	1,427,269
Investments in unconsolidated affiliates	54,508	—	—	—	54,508
Deferred income taxes, net	29,394	—	—	1,505	30,899
Total assets	1,874,838	(40,121)	(4,536)	1,505	1,831,686
Accounts payable	77,758	—	—	389	78,147
Income taxes	9,740	(2,196)	20	1,906	9,470
Total current liabilities	660,371	(2,196)	20	2,295	660,490
Deferred income taxes	5,227	—	—	(3,749)	1,478
Liability for unrecognized tax benefits	8,226	—	—	2,296	10,522
Pension, postretirement and other long-term benefits	89,301	—	—	—	89,301
Retained deficit	(192,316)	(37,925)	(4,556)	663	(234,134)
Accumulated other comprehensive loss	(62,854)	—	—	—	(62,854)
Total stockholders' equity of Alliance One International, Inc.	214,187	(37,925)	(4,556)	663	172,369
Total equity	217,654	(37,925)	(4,556)	663	175,836
Total liabilities and stockholders' equity	1,874,838	(40,121)	(4,536)	1,505	1,831,686

	June 30, 2014
Condensed Consolidated Balance Sheets (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Trade and other receivables, net	$186,860	$—	$(8,918)	$—	$177,942
Inventories	1,014,413	(20,735)	—	—	993,678
Total current assets	1,530,361	(20,735)	(8,918)	—	1,500,708
Investments in unconsolidated affiliates	50,927	—	—	530	51,457
Deferred income taxes, net	40,878	—	—	—	40,878
Total assets	1,979,384	(20,735)	(8,918)	530	1,950,261
Accounts payable	89,054	—	—	—	89,054
Income taxes	9,619	7,131	(3,438)	(4,791)	8,521
Total current liabilities	799,432	7,131	(3,438)	(4,791)	798,334
Deferred income taxes	5,752	—	—	2,098	7,850
Liability for unrecognized tax benefits	9,526	—	—	2,985	12,511
Pension, postretirement and other long-term benefits	79,719	—	—	250	79,969
Retained deficit	(172,606)	(27,866)	(5,480)	213	(205,739)
Accumulated other comprehensive loss	(37,479)	—	—	(225)	(37,704)
Total stockholders' equity of Alliance One International, Inc.	256,182	(27,866)	(5,480)	(12)	222,824
Total equity	259,532	(27,866)	(5,480)	(12)	226,174
Total liabilities and stockholders' equity	1,979,384	(20,735)	(8,918)	530	1,950,261

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (continued)

Condensed Statements of Consolidated Stockholders' Equity (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Retained Deficit at March 31, 2014	$(153,988)	$(17,744)	$(8,772)	$(1,550)	$(182,054)
Net loss	(18,618)	(10,122)	3,292	1,763	(23,685)
Retained Deficit at June 30, 2014	(172,606)	(27,866)	(5,480)	213	(205,739)
Retained Deficit at March 31, 2015	(169,413)	(31,643)	(7,277)	149	(208,184)
Net loss	(22,903)	(6,282)	2,721	514	(25,950)
Retained Deficit at June 30, 2015	(192,316)	(37,925)	(4,556)	663	(234,134)

Accumulated Other Comprehensive Income (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Pensions, Net of Tax at March 31, 2014	$(36,461)	$—	$—	$(225)	$(36,686)
Pensions, Net of Tax at June 30, 2014	(36,047)	—	—	(225)	(36,272)
Pensions, Net of Tax at March 31, 2015	(52,007)	—	—	(225)	(52,232)
Other comprehensive loss, net of tax for three months ended June 30, 2015	1,000	—	—	225	1,225

(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Total Stockholders' Equity at March 31, 2014	$276,888	$(17,744)	$(8,772)	$(1,775)	$248,597
Net Loss	(18,563)	(10,122)	3,292	1,763	(23,630)
Total Stockholders' Equity at June 30, 2014	259,532	(27,866)	(5,480)	(12)	226,174
Total Stockholders' Equity at March 31, 2015	236,264	(31,643)	(7,277)	(76)	197,268
Net Loss	(22,910)	(6,282)	2,721	514	(25,957)
Other comprehensive loss, net of tax	3,307	—	—	225	3,532
Total Stockholders' Equity at June 30, 2015	217,654	(37,925)	(4,556)	663	175,836

	Condensed Statement of Consolidated Cash Flows for June 30, 2015
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net loss	$(22,910)	$(6,282)	$2,721	$514	$(25,957)
Changes in operating assets and liabilities, net	(225,764)	6,282	(2,721)	(514)	(222,717)

	Condensed Statement of Consolidated Cash Flows for June 30, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net loss	$(18,563)	$(10,122)	$3,292	$1,763	$(23,630)
Changes in operating assets and liabilities, net	(339,591)	10,122	(3,292)	(1,799)	(334,560)
Net cash used by operating acitivities	(348,171)	—	—	(36)	(348,207)
Increase (decrease) in cash and cash equivalents	(108,543)	—	—	(36)	(108,579)
Cash and cash equivalents at beginning of period	234,742	—	—	36	234,778

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Consolidated Financial Statements (continued)

(1) Adjustments per the errors described above related to 1) improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory, and 2) costs of goods and services sold associated with improper revenue recognition.
(2) Adjustments for the errors described above related to improper revenue recognition.
(3) Adjustments for the previously identified immaterial accounting errors described above, primarily impacting inventories, costs of goods and services sold, income tax expense, and interest expense.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. The unaudited information included in this Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.
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
Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $5,675 and $6,241 for the three months ended June 30, 2015 and 2014, respectively.

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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of June 30, 2015, the Company’s unrecognized tax benefits totaled $17,522, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015, accrued interest and penalties totaled $1,174 and $905 respectively.
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

Provision for the Three Months Ended June 30, 2015
The effective tax rate used for the three months ended June 30, 2015 was 11.0% compared to (1.4)% for the three months ended June 30, 2014. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the three months ended June 30, 2015, the Company recorded a discrete event adjustment expense of $1,762, bringing the effective tax rate estimated for the three months of 5.0% to 11.0%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the three months ended June 30, 2014 , the Company recorded a discrete event adjustment benefit of $1,335, bringing the effective tax rate estimated for the three months of (7.3)% to (1.4)%. This discrete event adjustment benefit relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the three months ended June 30, 2015 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2015	June 30, 2014	March 31, 2015
Amounts guaranteed (not to exceed)	$276,566	$283,228	$300,557
Amounts outstanding under guarantee	165,222	186,522	185,486
Fair value of guarantees	7,723	7,262	8,650

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2015		9.75	5.50	—
March 31, 2014 balance
Gross carrying amount	$2,794	$33,700	$14,893	$17,804	$69,191
Accumulated amortization	—	(14,954)	(4,752)	(14,760)	(34,466)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	269	269
Amortization expense	—	(421)	(146)	(192)	(759)
Net June 30, 2014	2,794	18,325	9,995	3,121	34,235
Additions	—	—	—	429	429
Amortization expense	—	(1,264)	(888)	(621)	(2,773)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(421)	(270)	(206)	(897)
Net June 30, 2015	$2,794	$16,640	$8,837	$2,723	$30,994
(1) Goodwill of $2,794 relates to the North America segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
July 1, 2015 through March 31, 2016	$1,264	$2,189	$1,071	$4,524
2017	1,685	1,405	740	3,830
2018	1,685	1,403	512	3,600
2019	1,685	1,397	259	3,341
2020	1,685	1,396	141	3,222
Later	8,636	1,047	—	9,683
	$16,640	$8,837	$2,723	$28,200
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2015. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At June 30, 2015 and 2014, and March 31, 2015, the Company’s investment in these joint ventures was $53,491, $50,441, and $53,678, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at June 30, 2015 and 2014, and March 31, 2015, respectively were $3,796, $8,222 and $3,293 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $111,622, $137,333 and $105,983 at June 30, 2015 and 2014, and March 31, 2015, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Sales and other operating revenues:
North America	$30,300	$35,389
Other regions	235,982	213,755
Total revenue	$266,282	$249,144

Operating income:
North America	$871	$2,034
Other regions	(3,775)	712
Total operating income (loss)	(2,904)	2,746

Interest expense	27,773	26,922
Interest income	1,374	1,351
Loss before income taxes and other items	$(29,303)	$(22,825)

Analysis of Segment Assets	June 30, 2015	June 30, 2014	March 31, 2015
Segment assets:
North America	$328,461	$259,968	$231,131
Other regions	1,503,225	1,690,293	1,395,515
Total assets	$1,831,686	$1,950,261	$1,626,646

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

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)

	Three Months Ended June 30,
(in thousands, except per share data)	2015		2014
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(25,950)		$(23,685)

SHARES
Weighted average number of shares outstanding	8,862		8,799

BASIC LOSS PER SHARE	$(2.93)		$(2.69)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(25,950)		$(23,685)
Plus interest expense on 5 1/2% convertible notes, net of tax	—		—	*
Net loss attributable to Alliance One International, Inc. as adjusted	$(25,950)		$(23,685)

SHARES
Weighted average number of common shares outstanding	8,862		8,799
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—		—	*
Shares applicable to stock warrants	—	**	—	**
Adjusted weighted average number of common shares outstanding	8,862		8,799
DILUTED LOSS PER SHARE	$(2.93)		$(2.69)

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
          During the three months ended June 30, 2015 and 2014, respectively, the Company made the following stock-based compensation awards on a post-split basis:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands, except grant date fair value)	2015	2014
Restricted Stock
Number Granted	6	—
Grant Date Fair Value	$23.91	—
Restricted Stock Units
Number Granted	—	22
Grant Date Fair Value	$—	$27.20
Cash-Settled Restricted Stock Units
Number Granted	—	44
Grant Date Fair Value	$—	$27.20
Performance Based Stock Units
Number Granted	—	22
Grant Date Fair Value	$—	$27.20
Cash-Settled Performance Based Stock Units
Number Granted	—	44
Grant Date Fair Value	$—	$27.20

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
On May 20, 2016, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the "Fourth Amendment"), which amended the Credit Agreement as described in Note 20 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements (As Restated).

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

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2015	2014
Service cost	$502	$510
Interest expense	1,462	1,693
Expected return on plan assets	(1,554)	(1,677)
Amortization of prior service cost	42	48
Actuarial loss	849	557
Net periodic pension cost	$1,301	$1,131

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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2015	2014
Service cost	$10	$11
Interest expense	111	134
Amortization of prior service cost	(3)	(303)
Actuarial loss	112	111
Net periodic pension cost (benefit)	$230	$(47)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2015	June 30, 2014	March 31, 2015
Processed tobacco	$640,558	$636,354	$490,674
Unprocessed tobacco	201,553	312,641	206,760
Other	43,786	44,683	43,509
	$885,897	$993,678	$740,943

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2015	$(14,154)	$(52,232)	$(66,386)
Other comprehensive earnings before reclassifications	2,307	225	2,532
Amounts reclassified to net earnings, net of tax	—	1,000	1,000
Other comprehensive earnings, net of tax	2,307	1,225	3,532
Balances, June 30, 2015	$(11,847)	$(51,007)	$(62,854)

Balances, March 31, 2014	$(1,640)	$(36,686)	$(38,326)
Other comprehensive earnings before reclassifications	208	—	208
Amounts reclassified to net earnings, net of tax	—	414	414
Other comprehensive earnings, net of tax	208	414	622
Balances, June 30, 2014	$(1,432)	$(36,272)	$(37,704)

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

20. SUBSEQUENT EVENTS

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

Prior to the execution of the Fourth Amendment, the Company would have been in violation of one or more covenants in fiscal years 2014, 2015 and 2016 as a result of improper accounting for accounts receivable, inventory, sales and cost of goods sold in Kenya.  In the Fourth Amendment, the lenders modified certain financial covenants and definitions as described above and, as a result, the Company was in compliance with all such amended covenants for fiscal years 2013, 2014 and 2015, and as of and for the three months ended June 30, 2015.
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

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENTS (continued)

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

Restatement

As discussed in the Explanatory Note and in Note 1A of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three months ended June 30, 2015 and 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly reports on Form 10-Q for the quarters ended June 30, 2015 and 2014.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Despite global oversupply and reduced average sales prices, our sales for the first quarter improved 6.9% versus last year primarily due to increased volumes shipped from South America and enhanced customer demand for Asian products. Gross profit and gross profit as a percentage of sales decreased driven by Brazilian Real hedging expense, change in product mix, customer processing requirements and the weather-related delay in crop timing. Selling, general and administrative expenses decreased mainly due to lower travel and legal and professional fees. Restructuring and asset impairment charges in the first quarter were primarily attributable to impairment of advances to tobacco suppliers and property in Africa, due to our restructuring initiative that began in the fourth quarter of last fiscal year. Operating income decreased primarily due to the current period restructuring charges.

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

RESULTS OF OPERATIONS (AS RESTATED)

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended
	June 30,
			Change
(in millions, except per kilo amounts)	2015		$		%	2014
Kilos sold	55.6		7.9		16.6	47.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$246.2		$13.9		6.0	$232.3
Average price per kilo	4.43		(0.44)		(9.0)	4.87
Processing and other revenues	20.1		3.3		19.6	16.8
Total sales and other operating revenues	266.3		17.2		6.9	249.1
Tobacco cost of goods sold:
Tobacco costs	203.1		7.7		3.9	195.4
Transportation, storage and other period costs	16.2		3.4		26.6	12.8
Derivative financial instrument and exchange losses	3.9		5.1		425.0	(1.2)
Total tobacco cost of goods sold	223.2		16.2		7.8	207.0
Average cost per kilo	4.01		(0.33)		(7.6)	4.34
Processing and other revenues cost of services sold	13.7		4.9		55.7	8.8
Total cost of goods and services sold	236.9		21.1		9.8	215.8
Gross profit	29.4		(3.9)		(11.7)	33.3
Selling, general and administrative expenses	29.9		(1.4)		(4.5)	31.3
Other income	0.6		(0.2)		(25.0)	0.8
Restructuring and asset impairment charges	2.9		2.9		100.0	—
Operating income (loss)	(2.9)	*	(5.7)	*	(203.6)	2.8
Interest expense	27.8		0.9		3.3	26.9
Interest income	1.4		—		—	1.4
Income tax expense (benefit)	(3.2)		(3.5)		(1,166.7)	0.3
Equity in net income (loss) of investee companies	0.1		0.6		120.0	(0.5)
Income (loss) attributable to noncontrolling interests	—		—		—	—
Loss attributable to Alliance One International, Inc.	$(25.9)	*	$(2.2)	*	(9.3)	$(23.7)	*

* Amounts do not equal column totals due to rounding

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Summary. Total sales and other operating revenues increased 6.9% to $266.3 million primarily due to a 16.6% increase in volumes resulting from the timing of shipments in South America and increased customer demand in Asia. Changes in product mix and customer mix in Asia lowered average sales prices and average tobacco costs on a per kilo basis. Processing revenue and cost of services increases are primarily related to processing for our former Brazilian subsidiary. As a result of the change in currency movement, increased losses on sales in Kenya, product mix and customer processing requirements, gross margin decreased 11.7% to $29.4 million and gross margin as a percentage of sales decreased from 13.4% to 11.0%. Selling, general and administrative expense ("SG&A") decreased primarily from lower travel and legal and professional fees. Restructuring and asset impairment charges in the current period are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa as a result of our restructuring initiative that began in the prior fiscal year. Due to the changes in our results for the quarter, operating income decreased 200.0% to an operating loss of $2.8 million.
Our interest costs increased from the prior year primarily due to higher amortization of debt costs as lower average borrowings were offset by higher average rates. Our effective tax rate was 11.0% this year compared to (1.4)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowanced, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (As Restated) (continued)

Results of Operations (As Restated) (continued)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (continued)

North America Region

North America Region Supplemental Information (As Restated)
	Three Months Ended
		June 30,
		Change
	2015	$	%	2014
Kilos sold	5.9	(0.1)	(1.7)	6.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$27.0	$(2.7)	(9.1)	$29.7
Average price per kilo	4.58	(0.37)	(7.5)	4.95
Processing and other revenues	3.3	(2.4)	(42.1)	5.7
Total sales and other operating revenues	30.3	(5.1)	(14.4)	35.4
Tobacco cost of goods sold:
Tobacco costs	21.3	(2.5)	(10.5)	23.8
Transportation, storage and other period costs	1.7	0.5	41.7	1.2
Derivative financial instrument and exchange losses	0.7	0.5	250.0	0.2
Total tobacco cost of goods sold	23.7	(1.5)	(6.0)	25.2
Average cost per kilo	4.02	(0.18)	(4.3)	4.20
Processing and other revenues cost of services sold	1.9	(1.5)	(44.1)	3.4
Total cost of goods and services sold	25.6	(3.0)	(10.5)	28.6
Gross profit	4.7	(2.1)	(30.9)	6.8
Selling, general and administrative expenses	3.8	(1.0)	(20.8)	4.8
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$0.9	$(1.1)	(55.0)	$2.0

Total sales and other operating revenues decreased 14.4% to $30.3 million primarily due to a 7.5% decrease in average sales prices per kilo primarily due to product mix and a 42.1% decrease in processing and other revenues due to changes in customer requirements. Total volumes this year were consistent with the prior year although the lamina/byproduct mix changed. The change in product mix also lowered average tobacco costs and average tobacco costs on a per kilo basis. As a result of the change in product mix and customer processing requirements, gross margin decreased 30.9% to $4.7 million compared to last year. Gross margin as a percentage of sales decreased 3.7 percentage basis points from 19.2% to 15.5% primarily due to period costs of our new U.S. cut rag facility that is not fully operational yet. Reductions in SG&A were attributable to lower taxes and licenses and allocations for general corporate services. Operating income declined 55.0% from the prior year as a result of the impact of the change in results for the region.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (As Restated) (continued)

Results of Operations (As Restated) (continued)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (continued)

Other Regions

Other Regions Supplemental Information (As Restated)
	Three Months Ended
		June 30,
		Change
	2015	$	%	2014
Kilos sold	49.7	8.0	19.2	41.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$219.2	$16.6	8.2	$202.6
Average price per kilo	4.41	(0.45)	(9.3)	4.86
Processing and other revenues	16.8	5.7	51.4	11.1
Total sales and other operating revenues	236.0	22.3	10.4	213.7
Tobacco cost of goods sold:
Tobacco costs	181.8	10.2	5.9	171.6
Transportation, storage and other period costs	14.5	2.9	25.0	11.6
Derivative financial instrument and exchange gains	3.2	4.6	328.6	(1.4)
Total tobacco cost of goods sold	199.5	17.7	9.7	181.8
Average cost per kilo	4.01	(0.35)	(8.0)	4.36
Processing and other revenues cost of services sold	11.8	6.4	118.5	5.4
Total cost of goods and services sold	211.3	24.1	12.9	187.2
Gross profit	24.7	(1.8)	(6.8)	26.5
Selling, general and administrative expenses	26.1	(0.4)	(1.5)	26.5
Other income	0.6	(0.2)	(25.0)	0.8
Restructuring and asset impairment charges	2.9	2.9	100.0	—
Operating income (loss)	$(3.7)	$(4.5)	(562.5)	$0.8

Total sales and other operating revenues increased 10.4% to $236.0 million primarily due to a 19.2% increase in volumes sold primarily due to the timing of shipments in South America and increased customer demand in Asia. Average sales prices decreased 9.3% and average tobacco costs per kilo decreased 8.0% primarily due to product mix and customer mix in Asia. Processing and other revenues and processing costs increased primarily due to processing for our former Brazilian subsidiary and higher conversion costs in South America. As a result of increased losses on sales in Kenya, gross margin decreased 6.8% to $24.7 million. In addition, currency movement and hedging losses primarily in South America lowered gross margin as a percentage of sales from 12.4% to 10.5%. Decreases in SG&A are associated with reduced travel and legal and professional fees partially offset by lower allocations for general corporate services. Restructuring and asset impairment charges in the current year are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa as a result of our restructuring initiative that began in the prior fiscal year. Primarily a result of restructuring and asset impairment charges, operating income decreased 562.5% to an operating loss of $3.7 million this year.

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

Working Capital (As Restated)
Our working capital increased from $632.7 million at March 31, 2015 to $766.8 million at June 30, 2015. Our current ratio was 2.2 to 1 at June 30, 2015 and 2.1 to 1 at March 31, 2015. The increase in working capital is primarily related to the seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and South America crop cycles including the net advances to our Zimbabwe operation that is partially offset by the seasonal increase in notes payable to banks.
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

	As of
	June 30,		March 31,
(in millions except for current ratio)	2015	2014	2015
Cash and cash equivalents	$163.9	$126.2	$143.8
Trade and other receivables, net	173.2	177.9	193.4
Inventories and advances to tobacco suppliers	933.2	1,052.2	778.7
Total current assets	1,427.3	1,500.7	1,217.1
Notes payable to banks	401.1	541.2	330.3
Accounts payable	78.1	89.1	73.3
Advances from customers	20.0	40.9	18.9
Total current liabilities	660.5	798.3	584.4
Current ratio	2.2 to 1	1.9 to 1	2.1 to 1
Working capital	766.8	702.4	632.7
Long-term debt	894.1	825.4	738.9
Stockholders’ equity attributable to Alliance One International, Inc.	172.4	222.8	194.0
Net cash provided (used) by:
Operating activities	(234.1)	(348.2)	(55.2)
Investing activities	(6.3)	(9.5)	(11.7)
Financing activities	260.6	250.0	(23.4)

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
On May 20, 2016, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the "Fourth Amendment"), which amended the Credit Agreement as described in Note 20 “Subsequent Events” of Notes to Condensed Consolidated Financial Statements (As Restated).

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

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2015. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K/A for the year ended March 31, 2015.

Item 4.    Controls and Procedures (As Revised)

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of our original filing of the Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. At the time the original filing was filed on August 5, 2015, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2015.
Subsequent to that evaluation, management reassessed the effectiveness of internal control over financial reporting as of June 30, 2015, based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of this reassessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Item 4.    Controls and Procedures (As Revised) (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2015 and had not been remediated as of June 30, 2015:

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

Our Chief Executive Officer and Chief Financial Officer have also concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2015 and had not been remediated as of June 30, 2015:

•
The Company’s regional review of operations at African origins was ineffective due to the lack of adequate qualified resources to appropriately examine and investigate financial results. Although the financial information at the Kenya origin was reviewed on a timely basis, the regional review did not incorporate the qualitative and operational context needed to perform an adequate review, which allowed the misstated balances to build up over extended periods of time.

•
The Company’s fraud risk assessment was not adequately designed or implemented to address the risks of fraud in the African origins. The Company’s assessment did not determine that the African region warranted additional control activities to respond to additional fraud risks in Africa.

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted above related to the material weaknesses at the Kenya subsidiary, Africa regional and corporate levels.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (As Revised) (continued)

Changes in Internal Control Over Financial Reporting (continued)

•
The Company’s fraud risk assessment of a location will be included as a factor in determining the scope of our SOX compliance program, in order to more specifically tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q/A for the quarters ended June 30, 2015 and 2014 are fairly presented, in all material respects, in accordance with US GAAP.

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
N/A

Item 5.    Other Information
None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., as amended, incorporated by reference to Exhibit 3.01 to Alliance One International, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 5, 2015 (SEC File No. 001-13684)

3.02
Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

4.01
Form of certificate of common stock of Alliance One International, Inc., incorporated by reference to Exhibit 4.1 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

10.1
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684)

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: May 24, 2016	Todd B. Compton Vice President - Controller (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., as amended, incorporated by reference to Exhibit 3.01 to Alliance One International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 5, 2015 (SEC File No. 001-13684)

3.02
Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

4.01
Form of certificate of common stock of Alliance One International, Inc., incorporated by reference to Exhibit 4.1 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684)

10.01
Third Amendment to Amended and Restated Credit Agreement dated as of June 2, 2015 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2015, filed June 8, 2015 (SEC File No. 001-13684)

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