Form 10-Q
period 2015-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-05-25
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015.

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
                                               Yes [ ]                                                                              No [X]

As of October 31, 2015, the registrant had 8,889,038 shares outstanding of Common Stock (no par value) excluding 785,312 shares owned by a wholly owned subsidiary.

Preliminary Note

Immediately prior to the filing of this report, we filed a Form 10-K/A report for the year ended March 31, 2015 and a Form 10-Q/A report for the quarter ended June 30, 2015, restating our financial statements for the periods. These filings were made to correct errors we discovered in our accounting at our Kenya subsidiary. Certain details regarding those errors and adjustments covered by these reports are discussed in Note 1A “Restatement of Previously Issued Condensed Consolidated Financial Statements” of this Form 10-Q. The Company is also concurrently filing a Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

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
In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and our unaudited condensed consolidated financial information for the three months and six months ended September 30, 2014 on this Form 10-Q.
As of September 30, 2015, the correction of these errors principally decreased the Company’s inventory by approximately $46 million, decreased accounts receivable by approximately $3 million, and decreased retained earnings by approximately $49 million. Approximately $39 million of the overall decrease in retained earnings is related to March 31, 2015 and prior periods, with a portion in each quarter dating back to fiscal 2011 and prior. Further, these corrections decreased operating income for the three months ended September 30, 2015 by approximately $4 million and decreased operating income for the six months ended September 30, 2015 by approximately $10 million. Please refer to Note 1A “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information regarding the impact of these adjustments.
Along with restating our financial statements to correct the errors discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months and six months ended September 30, 2014. However, in conjunction with our need to restate our financial statements as a result of the errors above, we have determined that it would be appropriate within this Form 10-Q to record all such previously unrecorded adjustments. Please refer to Note 1A "Restatement of Previously Issued Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for more information regarding the impact of these adjustments.
Because our prior period financial results have been corrected for errors, they are considered to be a “restated” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q has been identified as “restated”.

Internal Control Consideration

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2015. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and our disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2015, as discussed in Part I, Item 4 of this Form 10-Q.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Six Months Ended September 30, 2015 and 2014 (As Restated)	4

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Six Months Ended September 30, 2015 and 2014 (As Restated)	5

		Condensed Consolidated Balance Sheets
		September 30, 2015 and 2014 (As Restated) and March 31, 2015 (As Restated)	6

		Condensed Statements of Consolidated Stockholders’ Equity
		Six Months Ended September 30, 2015 and 2014 (As Restated)	7

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended September 30, 2015 and 2014 (As Restated)	8

		Notes to Condensed Consolidated Financial Statements	9 – 30

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	31 – 41

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

	Item 4.	Controls and Procedures	41 – 42

Part II.	Other Information

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults Upon Senior Securities	42

	Item 4.	Mine Safety Disclosures	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signature			44

Index of Exhibits			45

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2015	2014 (As Restated)	2015	2014 (As Restated)

Sales and other operating revenues	$414,853	$596,970	$681,135	$846,114
Cost of goods and services sold	360,615	532,094	597,500	747,968
Gross profit	54,238	64,876	83,635	98,146
Selling, general and administrative expenses	27,948	36,000	57,862	67,325
Other income (expense)	(1,029)	327	(469)	1,127
Restructuring and asset impairment charges (recoveries)	(386)	500	2,562	500
Operating income	25,647	28,703	22,742	31,448

Interest expense (includes debt amortization of $2,383 and $2,010 for the three months and $4,626 and $3,562 for the six months in 2015 and 2014, respectively)	28,782	28,495	56,555	55,417
Interest income	1,274	1,574	2,648	2,925
Income (loss) before income taxes and other items	(1,861)	1,782	(31,165)	(21,044)
Income tax expense	22,902	10,979	19,687	11,298
Equity in net income of investee companies	3,004	1,039	3,136	554
Net loss	(21,759)	(8,158)	(47,716)	(31,788)
Less: Net income (loss) attributable to noncontrolling interests	(58)	(7)	(65)	48
Net loss attributable to Alliance One International, Inc.	$(21,701)	$(8,151)	$(47,651)	$(31,836)

Loss per share:
Basic	$(2.44)	$(.92)	$(5.37)	$(3.61)
Diluted	$(2.44)	$(.92)	$(5.37)	$(3.61)

Weighted average number of shares outstanding:
Basic	8,883	8,823	8,873	8,811
Diluted	8,883	8,823	8,873	8,811

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)

Net loss	$(21,759)	$(8,158)	$(47,716)	$(31,788)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1,664)	(4,287)	643	(4,079)
Defined benefit pension plan:
Negative plan amendment/reclassified to liability	4,461	—	4,686	—
Amounts reclassified to income	1,000	413	2,000	827
Defined benefit plan adjustment	5,461	413	6,686	827
Total other comprehensive income (loss), net of tax	3,797	(3,874)	7,329	(3,252)
Total comprehensive income (loss)	(17,962)	(12,032)	(40,387)	(35,040)
Comprehensive loss attributable to noncontrolling interests	(58)	(7)	(65)	48
Comprehensive loss attributable to Alliance One International, Inc.	$(17,904)	$(12,025)	$(40,322)	$(35,088)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2015	September 30, 2014 (As Restated)	March 31, 2015 (As Restated)
ASSETS
Current assets
Cash and cash equivalents				$150,825	$109,607	$143,849
Trade and other receivables, net				257,488	232,023	193,370
Accounts receivable, related parties				83,707	66,191	41,816
Inventories				964,134	941,918	740,943
Advances to tobacco suppliers				46,897	67,371	37,767
Recoverable income taxes				7,633	5,554	5,257
Current deferred taxes, net				13,742	10,853	15,586
Prepaid expenses				21,721	28,597	23,901
Other current assets				13,827	11,169	14,606
Total current assets				1,559,974	1,473,283	1,217,095
Other assets
Investments in unconsolidated affiliates				54,814	52,729	54,694
Goodwill and other intangible assets				30,098	33,550	31,891
Long-term recoverable income taxes				7,530	5,834	6,571
Deferred income taxes, net				25,247	36,567	33,155
Other deferred charges				16,925	18,712	17,695
Other noncurrent assets				20,688	33,496	27,631
				155,302	180,888	171,637
Property, plant and equipment, net				232,414	255,759	237,914
				$1,947,690	$1,909,930	$1,626,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$504,478	$581,532	$330,254
Accounts payable				49,179	55,429	73,349
Due to related parties				44,121	39,640	58,512
Advances from customers				51,681	58,596	18,906
Accrued expenses and other current liabilities				93,358	96,049	87,815
Income taxes				12,934	8,140	12,694
Long-term debt current				32,894	3,014	2,894
Total current liabilities				788,645	842,400	584,424

Long-term debt				904,422	755,737	738,943
Deferred income taxes				2,740	7,067	3,498
Liability for unrecognized tax benefits				9,825	12,677	11,011
Pension, postretirement and other long-term liabilities				83,559	77,035	91,502
				1,000,546	852,516	844,954
Commitments and contingencies
Stockholders’ equity	September 30, 2015	September 30, 2014	March 31, 2015
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,674	9,626	9,644	469,982	467,139	468,564
Retained deficit				(255,835)	(213,890)	(208,184)
Accumulated other comprehensive loss				(59,057)	(41,578)	(66,386)
Total stockholders’ equity of Alliance One International, Inc.				155,090	211,671	193,994
Noncontrolling interests				3,409	3,343	3,274
Total equity				158,499	215,014	197,268
				$1,947,690	$1,909,930	$1,626,646
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit (As Restated)	Currency Translation Adjustment	Pensions, Net of Tax (As Restated)	Noncontrolling Interests	Total Equity (As Restated)

Balance, March 31, 2014 (as restated)	$465,682	$(182,054)	$(1,640)	$(36,686)	$3,295	$248,597
Net income (loss)	—	(31,836)	—	—	48	(31,788)
Stock-based compensation	1,457	—	—	—	—	1,457
Other comprehensive loss, net of tax	—	—	(4,079)	827	—	(3,252)

Balance, September 30, 2014 (as restated)	$467,139	$(213,890)	$(5,719)	$(35,859)	$3,343	$215,014

Balance, March 31, 2015 (as restated)	$468,564	$(208,184)	$(14,154)	$(52,232)	$3,274	$197,268
Net income (loss)	—	(47,651)	—	—	(65)	(47,716)
Increase in capitalization of non-controlling interest	—	—	—	—	200	200
Restricted stock surrendered	(54)	—	—	—	—	(54)
Stock-based compensation	1,472	—	—	—	—	1,472
Other comprehensive income, net of tax	—	—	643	6,686	—	7,329

Balance, September 30, 2015	$469,982	$(255,835)	$(13,511)	$(45,546)	$3,409	$158,499

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2015 and 2014 (Unaudited)

(in thousands)	September 30, 2015	September 30, 2014 (As Restated)

Operating activities
Net loss	$(47,716)	$(31,788)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,961	14,812
Debt amortization/interest	5,339	4,220
Loss on foreign currency transactions	12,676	3,840
Restructuring and asset impairment charges	2,562	500
Bad debt expense (recovery)	(148)	4,266
Equity in net income of unconsolidated affiliates, net of dividends	(1,098)	(268)
Stock-based compensation	1,805	1,738
Changes in operating assets and liabilities, net	(346,242)	(332,338)
Other, net	(106)	623
Net cash used by operating activities	(358,967)	(334,395)

Investing activities
Purchases of property, plant and equipment	(9,852)	(14,405)
Proceeds from sale of property, plant and equipment	662	833
Payments to acquire equity method investments	—	(1,055)
Surrender of life insurance policies	1,407	534
Other, net	(308)	(591)
Net cash used by investing activities	(8,091)	(14,684)

Financing activities
Net proceeds from short-term borrowings	183,762	378,146
Proceeds from long-term borrowings	195,000	30,000
Repayment of long-term borrowings	(242)	(176,804)
Debt issuance cost	(5,113)	(4,963)
Other, net	200	—
Net cash provided by financing activities	373,607	226,379

Effect of exchange rate changes on cash	427	(2,471)

Increase (decrease) in cash and cash equivalents	6,976	(125,171)
Cash and cash equivalents at beginning of period	143,849	234,778
Cash and cash equivalents at end of period	$150,825	$109,607

Other information:
Cash paid for income taxes	$8,589	$6,940
Cash paid for interest	53,221	45,682
Cash received from interest	(2,861)	(3,055)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements

In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our audited consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and our unaudited condensed consolidated financial information for the three and six months ended September 30, 2014 on this Form 10-Q. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015 for further information.
As of September 30, 2015, the correction of these errors principally decreased the Company’s inventory by approximately $46 million, decreased accounts receivable by approximately $3 million, and decreased retained earnings by approximately $49 million. Approximately $39 million of the decrease in retained earnings is related to March 31, 2015 and prior periods, with a portion in each quarter dating back to fiscal 2011. Further, these corrections decreased operating income for the three months ended September 30, 2015 by approximately $4 million and decreased operating income for the six months ended September 30, 2015 by approximately $10 million.
Along with restating our financial statements to correct the errors discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months and six months ended September 30, 2014. However, in conjunction with our need to restate our financial statements as a result of the errors above, we have determined that it would be appropriate within this Form 10-Q to make adjustments for all such previously unrecorded adjustments.
The combined impacts of all the adjustments to the applicable line items in our unaudited consolidated financial statements for the periods covered by this Form 10-Q are provided in the tables below.

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$589,815	$—	$7,155	$—	$596,970
Cost of goods and services sold	518,332	13,762	—	—	532,094
Gross profit	71,483	(13,762)	7,155	—	64,876
Operating income	35,310	(13,762)	7,155	—	28,703
Income (loss) before income taxes and other items	8,389	(13,762)	7,155	—	1,782
Income tax expense (benefit)	11,345	(3,021)	2,575	80	10,979
Net income (loss)	(1,917)	(10,741)	4,580	(80)	(8,158)
Net income (loss) attributable to Alliance One International, Inc.	(1,910)	(10,741)	4,580	(80)	(8,151)
Income (loss) per share:
Basic	(0.22)	(1.20)	0.51	(0.01)	(0.92)
Diluted	(0.22)	(1.20)	0.51	(0.01)	(0.92)

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements (continued)

	Condensed Consolidated Statements of Operations
	Six Months Ended September 30, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$838,832	$—	$7,282	$—	$846,114
Cost of goods and services sold	732,245	17,561	—	(1,838)	747,968
Gross profit	106,587	(17,561)	7,282	1,838	98,146
Operating income	39,889	(17,561)	7,282	1,838	31,448
Income (loss) before income taxes and other items	(12,603)	(17,561)	7,282	1,838	(21,044)
Income tax expense (benefit)	8,431	3,302	(590)	155	11,298
Net income (loss)	(20,480)	(20,863)	7,872	1,683	(31,788)
Net income (loss) attributable to Alliance One International, Inc.	(20,528)	(20,863)	7,872	1,683	(31,836)
Income (loss) per share:
Basic	(2.33)	(2.35)	0.88	0.19	(3.61)
Diluted	(2.33)	(2.35)	0.88	0.19	(3.61)

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(1,917)	$(10,741)	$4,580	$(80)	$(8,158)
Total comprehensive income (loss), net of tax	(5,791)	(10,741)	4,580	(80)	(12,032)
Comprehensive income (loss) attributable to Alliance One International, Inc.	(5,784)	(10,741)	4,580	(80)	(12,025)

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended September 30, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(20,480)	$(20,863)	$7,872	$1,683	$(31,788)
Total comprehensive income (loss), net of tax	(23,732)	(20,863)	7,872	1,683	(35,040)
Comprehensive income (loss) attributable to Alliance One International, Inc.	(23,780)	(20,863)	7,872	1,683	(35,088)

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements (continued)

	September 30, 2014
Condensed Consolidated Balance Sheets (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Trade and other receivables, net	$233,785	$—	$(1,762)	$—	$232,023
Inventories	976,416	(34,498)	—	—	941,918
Total current assets	1,509,543	(34,498)	(1,762)	—	1,473,283
Investments in unconsolidated affiliates	52,199	—	—	530	52,729
Total assets	1,945,660	(34,498)	(1,762)	530	1,909,930
Income taxes	9,238	4,109	(862)	(4,345)	8,140
Total current liabilities	843,498	4,109	(862)	(4,345)	842,400
Deferred income taxes	5,410	—	—	1,657	7,067
Liability for unrecognized tax benefits	9,617	—	—	3,060	12,677
Pension, postretirement and other long-term liabilities	76,785	—	—	250	77,035
Retained deficit	(174,516)	(38,607)	(900)	133	(213,890)
Accumulated other comprehensive loss	(41,353)	—	—	(225)	(41,578)
Total stockholders' equity of Alliance One International, Inc.	251,270	(38,607)	(900)	(92)	211,671
Total equity	254,613	(38,607)	(900)	(92)	215,014
Total liabilities and stockholders' equity	1,945,660	(34,498)	(1,762)	530	1,909,930

Condensed Statements of Consolidated Stockholders' Equity (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Retained deficit at March 31, 2014	$(153,988)	$(17,744)	$(8,772)	$(1,550)	$(182,054)
Net income (loss)	(20,528)	(20,863)	7,872	1,683	(31,836)
Retained deficit at September 30, 2014	(174,516)	(38,607)	(900)	133	(213,890)

Accumulated Other Comprehensive Income (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Pensions, net of tax at March 31, 2014	$(36,461)	$—	$—	$(225)	$(36,686)
Pensions, net of tax at September 30, 2014	(35,634)	—	—	(225)	(35,859)

(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Total equity at March 31, 2014	$276,888	$(17,744)	$(8,772)	$(1,775)	$248,597
Net Income (loss)	(20,480)	(20,863)	7,872	1,683	(31,788)
Total equity at September 30, 2014	254,613	(38,607)	(900)	(92)	215,014

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements (continued)

	Statement of Condensed Consolidated Cash Flows for the six months ended September 30, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(20,480)	$(20,863)	$7,872	$1,683	$(31,788)
Changes in operating assets and liabilities, net	(343,610)	20,863	(7,872)	(1,719)	(332,338)
Net cash used by operating activities	(334,359)	—	—	(36)	(334,395)
Decrease in cash and cash equivalents	(125,135)	—	—	(36)	(125,171)
Cash and cash equivalents at beginning of period	234,742	—	—	36	234,778

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

Alliance One International, Inc. and Subsidiaries

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $2,847 and $8,247 for the three months ended September 30, 2015 and 2014, respectively and $8,611 and $14,488 for the six months ended September 30, 2015 and 2014, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance, as amended, is effective for the Company on April 1, 2018. The Company is currently evaluating the impact of this new guidance.
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
In July 2015, the FASB issued new accounting guidance that simplifies the measurement of inventory. Under the previous accounting guidance, an entity measured inventory at the lower of cost or market with market defined as one of three different measures. The primary objective of this accounting guidance is to require a single measurement of inventory at the lower of cost and net realizable value. This accounting guidance is effective for the Company on April 1, 2017. The Company is currently evaluating the impact of this new guidance.
In August 2015, the FASB issued new accounting guidance that clarifies the presentation of debt issuance costs associated with line-of-credit arrangements in financial statements. The primary objective of this accounting guidance is to present these costs as an asset in the balance sheet. The accounting guidance issued in April 2015 did not address the presentation of debt issuance costs for this type of arrangement. This accounting guidance is effective for the Company on April 1, 2016. The Company is currently evaluating the impact of this new guidance.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of September 30, 2015, the Company’s unrecognized tax benefits totaled $16,788, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015, accrued interest and penalties totaled $1,153 and $814 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2015, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2012; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2015
The effective tax rate used for the six months ended September 30, 2015 was (63.2)% compared to (53.7)% for the six months ended September 30, 2014. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the six months ended September 30, 2015, the Company recorded a discrete event adjustment expense of $9,264, bringing the effective tax rate estimated for the six months of (33.4)% to (63.2)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the six months ended September 30, 2014, as restated, the Company recorded a discrete event adjustment expense of $4,057, bringing the effective tax rate estimated for the six months of (34.4)% to (53.7)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the six months ended September 30, 2015 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2015	September 30, 2014	March 31, 2015
Amounts guaranteed (not to exceed)	$236,045	$250,455	$300,557
Amounts outstanding under guarantee	133,897	208,316	185,486
Fair value of guarantees	4,865	7,272	8,650

         Of the guarantees outstanding at September 30, 2015, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe and the joint venture in Brazil which is included in Accounts Receivable, Related Parties.

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of September 30, 2014 and March 31, 2015, respectively, the Company had balances of $1,368 and $16,412 that were due to local banks on behalf of suppliers. As of September 30, 2015 there were no amounts due. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics. During the three months ended September 30, 2015, the Company recorded $(386) for recoveries of employee severance charges. During the six months ended September 30, 2015, the Company recorded $(11) for recoveries of employee severance charges and $2,573 of asset impairment charges in connection with the restructuring of certain operations primarily in Africa. The asset impairment charges are for unrecoverable tobacco supplier advances and tobacco production property and equipment due to exiting and redefining the Company’s position in certain African markets. At September 30, 2015, the costs of any future initiatives are not estimable. During the three months ended September 30, 2014, the Company recorded a $500 asset impairment charge for certain machinery and equipment due to the construction of a new U.S. cut rag facility with state of the art machinery and equipment.
The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring and Asset Impairment Charges	2015	2014	2015	2014
Employee separation and other cash charges:
Beginning balance	$7,216	$101	$8,087	$397
Period charges:
Severance charges	(386)	—	(11)	—
Total period charges	(386)	—	(11)	—
Payments through September 30	(5,267)	(101)	(6,513)	(397)
Ending balance September 30	$1,563	$—	$1,563	$—
Asset impairment and other non-cash charges	$—	$500	$2,573	$500
Total restructuring charges for the period	$(386)	$500	$2,562	$500

On April 1, 2015, the Company revised its reportable segments. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements." The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Separation and Other Cash Charges	2015	2014	2015	2014
Beginning balance:	$7,216	$101	$8,087	$397
North America	—	—	—	—
Other regions	7,216	101	8,087	397
Period charges:	$(386)	$—	$(11)	$—
North America	—	—	—	—
Other regions	(386)	—	(11)	—
Payments through September 30	$(5,267)	$(101)	$(6,513)	$(397)
North America	—	—	—	—
Other regions	(5,267)	(101)	(6,513)	(397)
Ending balance September 30	$1,563	$—	$1,563	$—
North America	—	—	—	—
Other regions	1,563	—	1,563	—

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of September 30, 2015		9.50	5.25	—
March 31, 2014 balance
Gross carrying amount	$2,794	$33,700	$14,893	$17,804	$69,191
Accumulated amortization	—	(14,954)	(4,752)	(14,760)	(34,466)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	269	269
Amortization expense	—	(421)	(146)	(192)	(759)
Net June 30, 2014	2,794	18,325	9,995	3,121	34,235
Additions	—	—	—	126	126
Amortization expense	—	(422)	(187)	(202)	(811)
Net September 30, 2014	2,794	17,903	9,808	3,045	33,550
Additions	—	—	—	303	303
Amortization expense	—	(842)	(701)	(419)	(1,962)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(421)	(270)	(206)	(897)
Net June 30, 2015	2,794	16,640	8,837	2,723	30,994
Amortization expense	—	(421)	(272)	(203)	(896)
Net September 30, 2015	$2,794	$16,219	$8,565	$2,520	$30,098

(1) Goodwill of $2,794 relates to the North America segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
October 1, 2015 through March 31, 2016	$843	$1,917	$868	$3,628
2017	1,685	1,405	740	3,830
2018	1,685	1,403	512	3,600
2019	1,685	1,397	259	3,341
2020	1,685	1,396	141	3,222
Later	8,636	1,047	—	9,683
	$16,219	$8,565	$2,520	$27,304
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2015. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At September 30, 2015 and 2014, and March 31, 2015, the Company’s investment in these joint ventures was $53,798, $51,713, and $53,678, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at September 30, 2015 and 2014, and March 31, 2015, respectively were $5,623, $4,697 and $3,293 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $94,602, $114,977 and $105,983 at September 30, 2015 and 2014, and March 31, 2015, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Sales and other operating revenues:
North America	$64,830	$85,988	$95,130	$121,377
Other regions	350,023	510,982	586,005	724,737
Total revenue	$414,853	$596,970	$681,135	$846,114

Operating income:
North America	$5,507	$7,193	$6,378	$9,227
Other regions	20,140	21,510	16,364	22,221
Total operating income	25,647	28,703	22,742	31,448

Interest expense	28,782	28,495	56,555	55,417
Interest income	1,274	1,574	2,648	2,925
Income (loss) before income taxes and other items	$(1,861)	$1,782	$(31,165)	$(21,044)

Analysis of Segment Assets	September 30, 2015	September 30, 2014	March 31, 2015
Segment assets:
North America	$404,930	$337,510	$231,131
Other regions	1,542,760	1,572,420	1,395,515
Total assets	$1,947,690	$1,909,930	$1,626,646

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

After the close of all trading on June 26, 2015, the Company’s approved 1-for-10 reverse stock split of its common stock became effective. As a result, every 10 shares of Alliance One common stock outstanding were combined into one share of Alliance One common stock, reducing the number of outstanding shares of the Company’s common stock at June 26, 2015 from approximately 88.6 million shares to approximately 8.86 million shares. This change did not affect any shareholder’s rights. No fractional shares were issued in connection with the reverse stock split. Instead, the Company issued one full share of the post-reverse stock split common stock to any shareholder who would have been entitled to receive a fractional share as a result of the reverse stock split. Each common shareholder holds the same percentage of the outstanding common stock immediately following the reverse split as that shareholder did immediately prior to the reverse split, except for minor adjustments due to the additional net share fraction issued as a result of the treatment of fractional shares. For the three months and six months ended September 30, 2014, the weighted average number of common shares has been restated to a post-reverse stock split-adjusted basis.
The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at September 30, 2015 and 2014. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 646 at a weighted average exercise price of $60.49 per share at September 30, 2015 and 679 at a weighted average exercise price of $60.60 per share at September 30, 2014.
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
          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2015 and 2014, respectively.

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands, except per share data)	2015	2014		2015		2014
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(21,701)	$(8,151)		$(47,651)		$(31,836)

SHARES
Weighted average number of shares outstanding	8,883	8,823		8,873		8,811

BASIC LOSS PER SHARE	$(2.44)	$(.92)		$(5.37)		$(3.61)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(21,701)	$(8,151)		$(47,651)		$(31,836)
Plus interest expense on 5 1/2% convertible notes, net of tax	—	—	*	—		—	*
Net loss attributable to Alliance One International, Inc., as adjusted	$(21,701)	$(8,151)		$(47,651)		$(31,836)

SHARES
Weighted average number of common shares outstanding	8,883	8,823		8,873		8,811
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	—	*	—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—	—	*	—		—	*
Shares applicable to stock warrants	—	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	8,883	8,823		8,873		8,811
DILUTED LOSS PER SHARE	$(2.44)	$(.92)		$(5.37)		$(3.61)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. The convertible notes matured during the three months ended September 30, 2014. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months and six months ended September 30, 2014, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented. The warrants began expiring October 15, 2014 and were fully expired on April 8, 2015.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $701 and $988 for the three months ended September 30, 2015 and 2014, respectively, of which $40 and $96, respectively were with respect to stock-based awards payable in cash, and $1,805 and $1,738 for the six months ended September 30, 2015 and 2014, respectively, of which $331 and $115, respectively, were with respect to stock-based awards payable in cash.
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
          During the three months and six months ended September 30, 2015 and 2014, respectively, the Company made the following stock-based compensation awards on a post-split basis:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2015	2014	2015	2014
Unrestricted Stock
Number Granted	6	9	12	9
Grant Date Fair Value	$20.38	$19.70	$22.15	$19.70
Restricted Stock Units
Number Granted	—	—	—	22
Grant Date Fair Value	$—	$—	$—	$27.20
Cash-Settled Restricted Stock Units
Number Granted	—	2	—	46
Grant Date Fair Value	$—	$22.10	$—	$26.96
Performance Based Stock Units
Number Granted	—	—	—	22
Grant Date Fair Value	$—	$—	$—	$27.20
Cash-Settled Performance Based Stock Units
Number Granted	—	2	—	46
Grant Date Fair Value	$—	$22.10	$—	$26.96

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals. Unrestricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period.

On August 13, 2015, the Company’s shareholders approved an exchange offer that would allow certain employees to surrender options and receive restricted stock units in exchange for these options. The offer was made on September 14, 2015 and applied only to grants made during fiscal years 2012 and 2013 having a pre-reverse stock split exercise price of $6.00 which became $60.00 per share after the reverse stock split. The offer expires on October 13, 2015. As this exchange is based on exchange of options that would vest as a fulfilment of service obligation to restricted stock units that will vest upon satisfaction of service obligations and the expense to be recognized in this exchange will be based upon the original grant.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,316 and the total assessment including penalties and interest at September 30, 2015 is $9,764. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $4,170 at September 30, 2015, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

11. DEBT ARRANGEMENTS

At September 30, 2015, $185,000 was outstanding under the senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its senior secured revolving credit facility and its senior notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the senior secured revolving credit facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities.
          If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At September 30, 2015, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.
On May 20, 2016, the Company entered into Fourth Amendment to the Amended and Restated Credit Agreement ("Fourth Amendment"), which amended the Credit Agreement. See Note 20 "Subsequent Events" of Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2015 and 2014, and March 31, 2015.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at September 30, 2015	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at September 30, 2014	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at March 31, 2015	Other Current Assets	$1,373	Accrued Expenses and Other Current Liabilities	$—

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2015 and 2014.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2015	2014	2015	2014

Foreign currency contracts	Cost of goods and services sold	$(609)	$(545)	$(2,001)	$1,527

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

13. PENSION AND POSTRETIREMENT BENEFITS

The Company has multiple benefit plans at several locations. The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by 1) the
Internal Revenue Code and (2) certain individuals in key positions. The Company funds these plans in amounts consistent with the funding requirements of federal law and regulations.
         Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Service cost	$527	$510	$1,029	$1,020
Interest expense	1,462	1,694	2,924	3,387
Expected return on plan assets	(1,555)	(1,677)	(3,109)	(3,354)
Amortization of prior service cost	41	49	83	97
Actuarial loss	850	557	1,699	1,114
Net periodic pension cost	$1,325	$1,133	$2,626	$2,264

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the six months ended September 30, 2015, contributions of $4,117 were made to pension plans for fiscal 2016. Additional contributions to pension plans of approximately $4,562 are expected during the remainder of fiscal 2016. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of September 30, 2015, contributions of $326 were made to the plans for fiscal 2016. Additional contributions of $404 to the plans are expected during the rest of fiscal 2016. During the three months ended September 30, 2015, the Company announced that certain U.S. postretirement medical benefits would no longer be provided effective January 1, 2016. This change is accounted for as a negative plan amendment and resulted in a reduction of $4,461 in the benefit obligation and in accumulated other comprehensive income as of September 30, 2015. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Service cost	$10	$10	$20	$21
Interest expense	110	134	221	268
Amortization of prior service cost	(3)	(303)	(6)	(606)
Actuarial loss	112	111	224	222
Net periodic pension cost (benefit)	$229	$(48)	$459	$(95)

Alliance One International, Inc. and Subsidiaries

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2015	September 30, 2014	March 31, 2015
Processed tobacco	$682,421	$644,943	$490,674
Unprocessed tobacco	248,352	260,880	206,760
Other	33,361	36,095	43,509
	$964,134	$941,918	$740,943

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2015 (As Restated)	$(14,154)	$(52,232)	$(66,386)
Other comprehensive earnings before reclassifications	2,307	225	2,532
Amounts reclassified to net earnings, net of tax	—	1,000	1,000
Other comprehensive earnings, net of tax	2,307	1,225	3,532
Balances, June 30, 2015 (As Restated)	$(11,847)	$(51,007)	$(62,854)
Other comprehensive earnings before reclassifications	(1,664)	4,461	2,797
Amounts reclassified to net earnings, net of tax	—	1,000	1,000
Other comprehensive earnings, net of tax	(1,664)	5,461	3,797
Balances, September 30, 2015	$(13,511)	$(45,546)	$(59,057)

Balances, March 31, 2014 (As Restated)	$(1,640)	$(36,686)	$(38,326)
Other comprehensive earnings before reclassifications	208	—	208
Amounts reclassified to net earnings, net of tax	—	414	414
Other comprehensive earnings, net of tax	208	414	622
Balances, June 30, 2014 (As Restated)	$(1,432)	$(36,272)	$(37,704)
Other comprehensive earnings before reclassifications	(4,287)	—	(4,287)
Amounts reclassified to net earnings, net of tax	—	413	413
Other comprehensive earnings, net of tax	(4,287)	413	(3,874)
Balances, September 30, 2014 (As Restated)	$(5,719)	$(35,859)	$(41,578)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Pension and postretirement plans (*):
Actuarial loss	$961	$667	$1,923	$1,336
Amortization of prior service cost	39	(254)	77	(509)
	$1,000	$413	$2,000	$827

Amounts reclassified from accumulated other comprehensive losses to net earnings	$1,000	$413	$2,000	$827
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the six months ended September 30, 2015, the designated pool was adjusted from up to $250,000 trade receivables to $150,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.
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
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $4,170, $4,300 and $20,396 as a result of the net settlement as of September 30, 2015 and 2014 and March 31, 2015, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30,		March 31,
	2015	2014	2015
Receivables outstanding in facility	$101,723	$169,037	$235,162
Beneficial interest	$21,792	$35,252	$40,712
Servicing liability	$29	$21	$131
Cash proceeds for the six months ended September 30:
Cash purchase price	$201,161	$207,940	$622,844
Deferred purchase price	81,181	86,569	229,573
Service fees	298	275	589
Total	$282,640	$294,784	$853,006

17. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. A three

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

level valuation hierarchy based upon observable and non-observable inputs is utilized. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. Preference is given to observable inputs.

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

	September 30, 2015	September 30, 2014	March 31, 2015
Carrying value	$937,316	$758,751	$741,837
Estimated fair value	820,783	742,009	653,548

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of September 30, 2015 and 2014 and March 31, 2015 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

in either by 10% or 20% would change the value of the recorded beneficial interest at September 30, 2015 by $55 and $110, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by certain unconsolidated subsidiaries. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at September 30, 2015 would change by $360 or $709, respectively.

          Unconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at September 30, 2015 would change by $482 or $955, respectively.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	September 30, 2015			September 30, 2014			March 31, 2015
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$—	$—	$—	$1,373	$—	$1,373
Securitized beneficial interests	—	21,792	21,792	—	35,252	35,252	—	40,712	40,712
Total Assets	$—	$21,792	$21,792	$—	$35,252	$35,252	$1,373	$40,712	$42,085
Liabilities
Guarantees	$—	$4,865	$4,865	$—	$7,272	$7,272	$—	$8,650	$8,650
Derivative financial instruments	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$4,865	$4,865	$—	$7,272	$7,272	$—	$8,650	$8,650

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended September 30, 2015		Six Months Ended September 30, 2015
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance, March 31, 2015	$23,256	$7,723	$40,712	$8,650
Issuances of guarantees/sales of receivables	35,986	1,812	69,767	6,369
Settlements	(36,794)	(3,762)	(87,960)	(9,246)
Losses recognized in earnings	(656)	(908)	(727)	(908)
Ending Balance September 30, 2015	$21,792	$4,865	$21,792	$4,865

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Reconciliation of Change in Recurring Level 3 Balances (continued)

	Three Months Ended September 30, 2014		Six Months Ended September 30, 2014
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance, March 31, 2014	$24,883	$7,262	$35,559	$7,344
Issuances of guarantees/sales of receivables	43,806	4,238	65,319	8,519
Settlements	(32,255)	(1,917)	(63,980)	(6,280)
Losses recognized in earnings	(1,182)	(2,311)	(1,646)	(2,311)
Ending Balance September 30, 2014	$35,252	$7,272	$35,252	$7,272

The amount of unrealized losses relating to assets still held at the respective dates of September 30, 2015 and 2014 and March 31, 2015 were $568, $1,369 and $2,034 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at September 30, 2015:

	Fair Value at September 30, 2015		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$21,792	Discounted Cash Flow	Discount Rate	2.80% to 3.48%
			Payment Speed	48 to 116 days
Tobacco Supplier Guarantees	$284	Historical Loss	Historical Loss	15.92%
Tobacco Supplier Guarantees	$2,079	Discounted Cash Flow	Market Interest Rate	15.75% to 21.95%
Unconsolidated Subsidiary Guarantees	$2,502	Discounted Cash Flow	Market Interest Rate	12.00%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2015	September 30, 2014	March 31, 2015
Balances:
Accounts receivable, related parties	$83,707	$66,191	$41,816
Due to related parties	44,121	39,640	58,512

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Transactions:
Sales	$7,947	$15,811	$15,510	$15,811
Purchases	56,480	70,028	79,131	88,128

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At September 30, 2015, the basis difference was $12,409.

20. SUBSEQUENT EVENT

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
Prior to the execution of the Fourth Amendment, the Company would have been in violation of one or more covenants in fiscal years 2014, 2015 and 2016 as a result of improper accounting for accounts receivable, inventory, sales and cost of goods sold in Kenya.  In the Fourth Amendment, the lenders modified certain financial covenants and definitions as described above and, as a

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT (continued)

result, the Company was in compliance with all such amended covenants for fiscal years 2013, 2014 and 2015, and as of and for the three months and six months ended September 30, 2015.
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
Restatement

As discussed in the Preliminary Note and in Note 1A of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended September 30, 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Volumes decreased during the current quarter primarily due to the weather related delayed start to the marketing season in South America and Africa affecting timing of shipments in South America, Africa and Asia. Changes in product mix and lower prices paid to tobacco suppliers primarily in South America lowered average sales prices and average tobacco costs on a per kilo basis. Average tobacco costs on a per kilo basis were also lower due to exchange rate movement across most regions. Processing revenue and cost of services decreases are primarily related to the timing of processing for our former Brazilian subsidiary. As a result, gross margin decreased 16.5% to $54.2 million. However, due to product mix and currency movement, gross margin as a percentage of sales increased from 10.9% to 13.1%. Selling, general and administrative expense decreased, primarily due to reserves for customer receivables in the prior year that did not recur in the current year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment recoveries in the current period are primarily attributable to adjustments to estimates for employee severance as those initiatives occurred. Charges in the prior year are asset impairment charges for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Due to the changes in our results for the quarter, operating income decreased 10.8% to $25.6 million.

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

Outlook

Global markets are still in oversupply with some regions beginning to tighten. Market prices paid in U.S dollars for suppliers’ green tobacco have again been generally lower this year, and conditions highlighted since the end of fiscal year 2014 when global oversupply was building have continued. We anticipate that oversupply will further correct through the current crop cycle as global crop sizes are reduced. Weather conditions have affected the North American crop that is currently being purchased which is reducing purchase and processing volumes in the United States. The South American and African markets were delayed this year mainly related to weather. As a result, we have experienced a slow start that is expected to improve through the year with sales building each subsequent quarter with the expectation of growth in full service volumes  partially offsetting currency related sales reductions. We continue to make progress toward our global plans and strategies. Those plans include investing in sustainable tobacco production where appropriate returns are achievable, eliminating costs from the supply chain and optimizing our global footprint to match future customer requirements. We have made solid progress in all these initiatives during the quarter and expect execution of these plans to improve our results and shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2015	$	%	2014 (As Restated)	2015	$	%	2014 (As Restated)
Kilos sold	84.8	(21.9)	(20.5)	106.7	140.5	(13.9)	(9.0)	154.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$400.9	$(160.1)	(28.5)	$561.0	$647.1	$(146.1)	(18.4)	$793.2
Average price per kilo	4.73	(0.53)	(10.1)	5.26	4.61	(0.53)	(10.3)	5.14
Processing and other revenues	13.9	(22.1)	(61.4)	36.0	34.0	(18.9)	(35.7)	52.9
Total sales and other operating revenues	414.8	(182.2)	(30.5)	597.0	681.1	(165.0)	(19.5)	846.1
Tobacco cost of goods sold:
Tobacco costs	323.6	(147.8)	(31.4)	471.4	530.2	(136.6)	(20.5)	666.8
Transportation, storage and other period costs	29.3	(4.6)	(13.6)	33.9	42.0	(4.8)	(10.3)	46.8
Derivative financial instrument and exchange losses	1.4	0.7	100.0	0.7	5.3	5.8	1,160.0	(0.5)
	354.3	(151.7)	(30.0)	506.0	577.5	(135.6)	(19.0)	713.1
Average cost per kilo	4.18	(0.56)	(11.8)	4.74	4.11	(0.51)	(11.0)	4.62
Processing and other revenues cost of services sold	6.3	(19.8)	(75.9)	26.1	20.0	(14.9)	(42.7)	34.9
Total cost of goods and services sold	360.6	(171.5)	(32.2)	532.1	597.5	(150.5)	(20.1)	748.0
Gross profit	54.2	(10.7)	(16.5)	64.9	83.6	(14.5)	(14.8)	98.1
Selling, general and administrative expenses	28.0	(8.0)	(22.5)	36.0	57.9	(9.4)	(14.0)	67.3
Other income (expense)	(1.0)	(1.3)	(433.3)	0.3	(0.4)	(1.5)	(136.4)	1.1
Restructuring and asset impairment charges (recoveries)	(0.4)	(0.9)	(180.0)	0.5	2.6	2.1	420.0	0.5
Operating income	25.6	(3.1)	(10.8)	28.7	22.7	(8.7)	(27.7)	31.4
Interest expense	28.8	0.3	1.1	28.5	56.5	1.1	2.0	55.4
Interest income	1.3	(0.3)	(18.8)	1.6	2.6	(0.3)	(10.3)	2.9
Income tax expense (benefit)	22.9	11.9	108.2	11.0	19.7	8.4	74.3	11.3
Equity in net income of investee companies	3.0	2.0	200.0	1.0	3.1	2.5	416.7	0.6
Income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	(100.0)	—	(0.1)	(0.1)	(100.0)	—
Loss attributable to Alliance One International, Inc.	$(21.7)	$(13.5)	(164.6)	$(8.2)	$(47.7)	$(15.9)	(50.0)	$(31.8)

* Amounts do not equal column totals due to rounding

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Summary. Total sales and other operating revenues decreased 30.5% to $414.8 million primarily due to a 20.5% decrease in volumes resulting primarily from the timing of shipments in South America, Africa and Asia. Changes in product mix and lower prices paid to tobacco suppliers primarily in South America lowered average sales prices and average tobacco costs on a per kilo basis. Average tobacco costs on a per kilo basis were also lower due to exchange rate movement across most regions. Processing

Alliance One International, Inc. and Subsidiaries

Item2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (continued)

revenue and cost of services decreases are primarily related to the timing of processing for our former Brazilian subsidiary. As a result, gross margin decreased 16.5% to $54.2 million. Due to the result of product mix and currency movement primarily in
South America, gross margin as a percentage of sales increased from 10.9% to 13.1%. Selling, general and administrative expense ("SG&A") decreased primarily from reserves for customer receivables in the prior year that did not recur in the current year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment recoveries in the current period are primarily attributable to adjustments to estimates for employee severance as those initiatives occurred. Charges in the prior year are asset impairment charges for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Due to these changes in our results for the quarter, operating income decreased 10.8% to $25.6 million.
Our interest costs remained consistent with the prior year as higher average borrowings were offset by lower average rates. Our effective tax rate was (1,230.6)% this year compared to 615.8% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended
		September 30,
		Change
	2015	$	%	2014 (As Restated)
Kilos sold	10.8	(1.4)	(11.5)	12.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$55.7	$(16.3)	(22.6)	$72.0
Average price per kilo	5.16	(0.74)	(12.5)	5.90
Processing and other revenues	9.2	(4.7)	(33.8)	13.9
Total sales and other operating revenues	64.9	(21.0)	(24.4)	85.9
Tobacco cost of goods sold:
Tobacco costs	45.2	(14.8)	(24.7)	60.0
Transportation, storage and other period costs	2.4	(0.7)	(22.6)	3.1
Derivative financial instrument and exchange losses	—	0.4	100.0	(0.4)
Total tobacco cost of goods sold	47.6	(15.1)	(24.1)	62.7
Average cost per kilo	4.41	(0.73)	(14.2)	5.14
Processing and other revenues cost of services sold	5.9	(1.9)	(24.4)	7.8
Total cost of goods and services sold	53.5	(17.0)	(24.1)	70.5
Gross profit	11.4	(4.0)	(26.0)	15.4
Selling, general and administrative expenses	5.8	(2.1)	(26.6)	7.9
Other income	—	(0.1)	(100.0)	0.1
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$5.6	$(1.5)	(21.1)	$7.1

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (continued)

North America Region (continued)
Total sales and other operating revenues decreased 24.4% to $64.9 million primarily due to a 12.5% decrease in average sales prices per kilo primarily due to product mix and an 11.5% decrease in volumes due to the timing of shipments. In addition, processing and other revenues decreased 33.8% due to changes in customer requirements. The change in product mix also lowered average tobacco costs and average tobacco costs on a per kilo basis. As a result of the change in product mix and customer processing requirements, gross margin decreased 26.0% to $11.4 million compared to last year. Gross margin as a percentage of sales decreased slightly from 17.9% to 17.6% primarily due to period costs of maintaining two U.S. cut rag facilities in the current year. Reductions in SG&A were attributable to allocations for general corporate services. Operating income declined 21.1% from the prior year as a result of the impact of these changes in results for the region.

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		September 30,
		Change
	2015	$	%	2014 (As Restated)
Kilos sold	74.0	(20.5)	(21.7)	94.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$345.2	$(143.8)	(29.4)	$489.0
Average price per kilo	4.66	(0.51)	(9.9)	5.17
Processing and other revenues	4.7	(17.4)	(78.7)	22.1
Total sales and other operating revenues	349.9	(161.2)	(31.5)	511.1
Tobacco cost of goods sold:
Tobacco costs	278.4	(133.0)	(32.3)	411.4
Transportation, storage and other period costs	26.9	(3.9)	(12.7)	30.8
Derivative financial instrument and exchange gains	1.4	0.3	27.3	1.1
Total tobacco cost of goods sold	306.7	(136.6)	(30.8)	443.3
Average cost per kilo	4.14	(0.55)	(11.7)	4.69
Processing and other revenues cost of services sold	0.4	(17.9)	(97.8)	18.3
Total cost of goods and services sold	307.1	(154.5)	(33.5)	461.6
Gross profit	42.8	(6.7)	(13.5)	49.5
Selling, general and administrative expenses	22.2	(5.9)	(21.0)	28.1
Other income (expense)	(1.0)	(1.2)	(600.0)	0.2
Restructuring and asset impairment charges (recoveries)	(0.4)	(0.4)	(100.0)	—
Operating income	$20.0	$(1.6)	(7.4)	$21.6

Total sales and other operating revenues decreased 31.5% to $349.9 million primarily due to a 21.7% decrease in volumes sold primarily due to the timing of shipments in South America, Africa and Asia as well as the delay in the delivery of the current crop in Tanzania. Average sales prices decreased 9.9% and average tobacco costs per kilo decreased 11.7% primarily due to product mix, lower prices paid to tobacco suppliers primarily in South America and exchange rate movement across all regions. Processing and other revenues and processing costs decreases are primarily due to the timing of processing for our former Brazilian subsidiary. As a result, gross margin decreased 13.5% to $42.8 million. Due to the result of product mix and currency movement primarily in South America, gross margin as a percentage of sales increased from 9.7% to 12.2%. Decreases in SG&A are associated with reserves for customer receivables in the prior year that did not recur in the current year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (continued)

Other Regions (continued)
Restructuring and asset impairment recoveries in the current year are primarily attributable to adjustments to estimates for employee severance as those initiatives occurred. As a result of the impact of these changes in results for the regions, operating income decreased 7.4% to $20.0 million loss this year.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014
Summary. Total sales and other operating revenues decreased 19.5% to $681.1 million primarily due to a 9.0% decrease in volumes resulting from the timing of shipments in South America, Africa and Asia. Changes in product mix and lower prices paid to tobacco suppliers primarily in South America lowered average sales prices and average tobacco costs on a per kilo basis. Average tobacco costs on a per kilo basis were also lower due to exchange rate movement across most regions. Processing revenue and cost of services decreases are primarily related to the timing of processing for our former Brazilian subsidiary and changes in customer requirements in North America. As a result, gross margin decreased 14.8% to $83.6 million. Due to the result of product mix and currency movement primarily in South America, gross margin as a percentage of sales increased from 11.6% to 12.3%. SG&A decreased primarily from the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current period are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa as a result of our restructuring initiative that began in the prior fiscal year. Charges in the prior year are asset impairment charges for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Due to these changes in our results for the quarter, operating income decreased 27.7% to $22.7 million.
Our interest costs increased from the prior year primarily due to higher amortization of debt costs as higher average borrowings were offset by lower average rates. Our effective tax rate was (63.2)% this year compared to (53.7)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowanced, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014 (continued)

North America Region

North America Region Supplemental Information
	Six Months Ended
			September 30,
			Change
	2015		$	%	2014 (As Restated)
Kilos sold	16.7		(1.5)	(8.2)	18.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$82.6		$(19.1)	(18.8)	$101.7
Average price per kilo	4.95		(0.64)	(11.4)	5.59
Processing and other revenues	12.5		(7.2)	(36.5)	19.7
Total sales and other operating revenues	95.1		(26.3)	(21.7)	121.4
Tobacco cost of goods sold:
Tobacco costs	66.4		(17.3)	(20.7)	83.7
Transportation, storage and other period costs	4.1	—	(0.3)	(6.8)	4.4
Derivative financial instrument and exchange losses	0.7		0.9	450.0	(0.2)
Total tobacco cost of goods sold	71.2		(16.7)	(19.0)	87.9
Average cost per kilo	4.26		(0.57)	(11.8)	4.83
Processing and other revenues cost of services sold	7.8		(3.4)	(30.4)	11.2
Total cost of goods and services sold	79.0		(20.1)	(20.3)	99.1
Gross profit	16.1		(6.2)	(27.8)	22.3
Selling, general and administrative expenses	9.7		(2.9)	(23.0)	12.6
Other income	—		(0.1)	(100.0)	0.1
Restructuring and asset impairment charges	—		(0.5)	(100.0)	0.5
Operating income	$6.4		$(2.9)	(31.2)	$9.3

Total sales and other operating revenues decreased 21.7% to $95.1 million primarily due to an 11.4% decrease in average sales prices per kilo primarily due to product mix, an 8.2% decrease in volumes primarily due to the timing of shipments and a 36.5% decrease in processing and other revenues due to changes in customer requirements. The change in product mix also lowered average tobacco costs and average tobacco costs on a per kilo basis. As a result of the change in product mix and customer processing requirements, gross margin decreased 27.8% to $16.1 million compared to last year. Gross margin as a percentage of sales decreased from 18.4% to 16.9% primarily due to period costs of maintaining two U.S. cut rag facilities in the current year. Reductions in SG&A were attributable to allocations for general corporate services. Asset impairment charges in the prior year are for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Operating income declined 31.2% from the prior year as a result of the impact of the change in results for the region.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014 (continued)

Other Regions

Other Regions Supplemental Information
	Six Months Ended
		September 30,
		Change
	2015	$	%	2014 (As Restated)
Kilos sold	123.8	(12.4)	(9.1)	136.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$564.5	$(127.0)	(18.4)	$691.5
Average price per kilo	4.56	(0.52)	(10.2)	5.08
Processing and other revenues	21.5	(11.7)	(35.2)	33.2
Total sales and other operating revenues	586.0	(138.7)	(19.1)	724.7
Tobacco cost of goods sold:
Tobacco costs	463.8	(119.3)	(20.5)	583.1
Transportation, storage and other period costs	37.9	(4.5)	(10.6)	42.4
Derivative financial instrument and exchange losses	4.6	4.9	1,633.3	(0.3)
Total tobacco cost of goods sold	506.3	(118.9)	(19.0)	625.2
Average cost per kilo	4.09	(0.50)	(10.8)	4.59
Processing and other revenues cost of services sold	12.2	(11.5)	(48.5)	23.7
Total cost of goods and services sold	518.5	(130.4)	(20.1)	648.9
Gross profit	67.5	(8.3)	(10.9)	75.8
Selling, general and administrative expenses	48.2	(6.5)	(11.9)	54.7
Other income (expense)	(0.4)	(1.4)	(140.0)	1.0
Restructuring and asset impairment charges	2.6	2.6	100.0	—
Operating income	$16.3	$(5.8)	(26.2)	$22.1

Total sales and other operating revenues decreased 19.1% to $586.0 million primarily due to a 9.1% decrease in volumes sold primarily due to the timing of shipments in South America, Africa and Asia as well as the delay in the delivery of the current crop in Tanzania. Average sales prices decreased 10.2% and average tobacco costs per kilo decreased 10.8% primarily due to product mix, lower prices paid to tobacco suppliers primarily in South America and exchange rate movement across all regions. Processing and other revenues and processing costs decreased primarily due to timing of processing for our former Brazilian subsidiary. As a result, gross margin decreased 10.9% to $67.5 million. Due to the result of product mix and currency movement primarily in South America, gross margin as a percentage of sales increased from 10.5% to 11.5%. Decreases in SG&A are associated with the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current year are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa as a result of our restructuring initiative that began in the prior fiscal year. Operating income declined 26.2% from the prior year as a result of the impact of these changes in results for the region.

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
     As of September 30, 2015, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased, with processing and shipping scheduled to occur during the third quarter. Indonesian purchasing also began in August, and we are processing and beginning to ship. Europe has almost completed processing, and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur in full effect during the third quarter, seasonally elevating working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital
Our working capital increased from $632.7 million at March 31, 2015 to $771.4 million at September 30, 2015. Our current ratio was 2.0 to 1 at September 30, 2015 and 2.1 to 1 at March 31, 2015. The increase in working capital is primarily related to the seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and South America crop cycles including the net advances to our Zimbabwe operation that is partially offset by the seasonal increase in notes payable to banks.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $130.2 million of our outstanding cash balance at September 30, 2015 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2015	2014 (As Restated)	2015 (As Restated)
Cash and cash equivalents	$150.8	$109.6	$143.8
Trade and other receivables, net	257.5	232.0	193.4
Inventories and advances to tobacco suppliers	1,011.0	1,009.3	778.7
Total current assets	1,560.0	1,473.3	1,217.1
Notes payable to banks	504.5	581.5	330.3
Accounts payable	49.2	55.4	73.3
Advances from customers	51.7	58.6	18.9
Total current liabilities	788.6	842.4	584.4
Current ratio	2.0 to 1	1.7 to 1	2.1 to 1
Working capital	771.4	630.9	632.7
Long-term debt	904.4	755.7	738.9
Stockholders’ equity attributable to Alliance One International, Inc.	155.1	211.7	194.0
Net cash provided (used) by:
Operating activities	(359.0)	(334.4)	(55.2)
Investing activities	(8.1)	(14.7)	(11.7)
Financing activities	373.6	226.4	(23.4)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $24.6 million in 2015 compared to 2014. The increase in cash used was primarily due to more cash used for receivables in accordance with payment terms and timing of shipments and less cash from customer advances related to changes in customer requirements. Partially offsetting these increases in cash used is less cash used for payables in accordance with payment terms.

Investing Cash Flows
Net cash used by investing activities decreased $6.6 million in 2015 compared to 2014. The decrease in cash used was primarily due to decreased purchases of property, plant and equipment due to timing of investment in capital assets.

Financing Cash Flows
Net cash provided by financing activities increased $147.2 million in 2015 compared to 2014. This increase is primarily due to increased proceeds from our revolver and lower repayment of long-term debt in accordance with terms. Partially offsetting the cash provided by net long-term borrowings is lower net proceeds from short-term borrowings due to the timing of shipments and reductions in purchasing requirements for the current crop due to an oversupply in the market.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our senior secured revolving credit facility, long-term debt securities, customer advances and cash from operations when available. At September 30, 2015, we had cash of $150.8 million and total debt outstanding of $1,441.8 million comprised of $544.5 million of short-term and long-term notes payable to banks, $185.0 million of borrowings under the senior secured revolving credit facility, $3.9 million of other long-term debt and $708.4 million of 9.875% senior secured second lien notes. The $174.2 million seasonal increase in notes payable to banks from March 31, 2015 to September 30, 2015 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended September 30, 2015 and 2014, respectively, were $596.0 million at a weighted average interest rate of 4.7% and $653.7 million at a weighted average interest rate of 4.7%. Aggregated peak borrowings by facility occurring at anytime during the three months ended September 30, 2015 and 2014 were repaid with cash provided by operating activities. Available credit as of September 30, 2015 was $437.4 million comprised of $25.3 million under our senior secured revolving credit facility, $400.4 million of notes payable to banks and $11.7 million of availability exclusively for letters of credit. In fiscal 2016, we expect to incur capital expenditures of approximately $20.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended September 30, 2015 and payment of dividends is restricted under the terms of our senior secured revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.
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
On May 20, 2016, we entered into Fourth Amendment to the Amended and Restated Credit Agreement ("Fourth Amendment"), which amended the Credit Agreement. See Note 20 "Subsequent Events" of Notes to Condensed Consolidated Financial Statements.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of September 30, 2015:

			September 30, 2015
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2015	2015	Available	Rate
Senior secured credit facility:
Revolver (1)	$—	$185.0	25.3	5.7%
Senior notes:
9.875% senior notes due 2021	707.7	708.4	—	9.9%
Long-term foreign seasonal borrowings	30.0	40.0	—	2.8%
Other long-term debt	4.1	3.9	—	7.3%	(2)
Notes payable to banks (3)	330.3	504.5	400.4	5.2%	(2)
Total debt	$1,072.1	$1,441.8	425.7
Short term	$330.3	$504.5
Long term:
Long term debt current	$2.9	$32.9
Long term debt	738.9	904.4
	$741.8	$937.3
Letters of credit	$6.3	$4.9	11.7
Total credit available			$437.4
(1)  As of September 30, 2015 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the six months ended September 30, 2015.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2015, we had approximately $504.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $921.5 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $11.7 million available in unused letter of credit capacity with $4.9 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of September 30, 2015, approximately $40.0 million was drawn and outstanding with a maximum capacity totaling $40.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
See Note 1 "Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements" for further information.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2015 and had not been remediated as of September 30, 2015:

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2015 and had been remediated as of September 30, 2015:

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

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted above related to the material weaknesses at the Kenya subsidiary and Africa regional levels.

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

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q for the quarters ended September 30, 2015 and 2014 are fairly presented, in all material respects, in accordance with US GAAP.

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