Form 10-Q
period 2015-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-05-25
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2015.

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
                                               Yes [ ]                                                                              No [X]

As of January 31, 2016, the registrant had 8,894,558 shares outstanding of Common Stock (no par value) excluding 785,312 shares owned by a wholly owned subsidiary.

Preliminary Note

Immediately prior to the filing of this report, we filed a Form 10-K/A report for the year ended March 31, 2015 and a Form 10-Q/A report for the quarter ended June 30, 2015, restating our financial statements for the periods. These filings were made to correct errors we discovered in our accounting at our Kenya subsidiary. Certain details regarding those errors and adjustments covered by these reports are discussed in Note 1A “Restatement of Previously Issued Condensed Consolidated Financial Statements” of this Form 10-Q. The Company is also concurrently filing a Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

Restatement Background

On February 15, 2016, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management , determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the years ended March 31, 2015, 2014 and 2013; and (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015, 2014 and 2013, September 30, 2014 and 2013, and December 31, 2014 and 2013.
In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and our unaudited condensed consolidated financial information for the three months and nine months ended December 31, 2014 on this Form 10-Q.
As of December 31, 2015, the correction of these errors principally decreased the Company’s inventory by approximately $46 million, decreased accounts receivable by approximately $3 million, and decreased retained earnings by approximately $49 million. Approximately $39 million of the decrease in retained earnings is related to March 31, 2015 and prior periods, with a portion in each quarter dating back to fiscal 2011 and prior. Further, these corrections decreased operating income for the nine months ended December 31, 2015 by approximately $10 million. Please refer to Note 1A “Restatement of Previously Issued Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information regarding the impact of these adjustments.
Along with restating our financial statements to correct the errors discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months and nine months ended December 31, 2014. However, in conjunction with our need to restate our financial statements as a result of the errors above, we have determined that it would be appropriate within this Form 10-Q to record all such previously unrecorded adjustments. Please refer to Note 1A "Restatement of Previously Issued Consolidated Financial Statements" of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for more information regarding the impact of these adjustments.
Because our prior period financial results have been corrected for errors, they are considered to be “restated” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q has been identified as “restated.”

Internal Control Consideration

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at December 31, 2015. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and our disclosure controls and procedures, as defined by SEC regulations, were not effective at December 31, 2015, as discussed in Part I, Item 4 of this Form 10-Q.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Nine Months Ended December 31, 2015 and 2014 (As Restated)	4

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Nine Months Ended December 31, 2015 and 2014 (As Restated)	5

		Condensed Consolidated Balance Sheets
		December 31, 2015 and 2014 (As Restated) and March 31, 2015 (As Restated)	6

		Condensed Statements of Consolidated Stockholders’ Equity
		Nine Months Ended December 31, 2015 and 2014 (As Restated)	7

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended December 31, 2015 and 2014 (As Restated)	8

		Notes to Condensed Consolidated Financial Statements	9 – 30

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	31 – 40

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

	Item 4.	Controls and Procedures	40 – 41

Part II.	Other Information

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults Upon Senior Securities	42

	Item 4.	Mine Safety Disclosures	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signature			44

Index of Exhibits			45

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2015	2014 (As Restated)	2015	2014 (As Restated)

Sales and other operating revenues	$491,139	$489,227	$1,172,274	$1,335,341
Cost of goods and services sold	422,566	419,972	1,020,066	1,167,940
Gross profit	68,573	69,255	152,208	167,401
Selling, general and administrative expenses	29,124	38,882	86,986	106,207
Other income	594	146	125	1,273
Restructuring and asset impairment charges	1,525	—	4,087	500
Operating income	38,518	30,519	61,260	61,967
Debt retirement expense (income)	—	(338)	—	(338)
Interest expense (includes debt amortization of $2,497 and $2,131 for the three months and $7,123 and $5,693 for the nine months in 2015 and 2014, respectively)	30,356	28,277	86,911	83,694
Interest income	2,744	1,486	5,393	4,411
Income (loss) before income taxes and other items	10,906	4,066	(20,258)	(16,978)
Income tax expense	1,930	2,089	21,617	13,387
Equity in net income of investee companies	2,544	1,088	5,679	1,642
Net income (loss)	11,520	3,065	(36,196)	(28,723)
Less: Net loss attributable to noncontrolling interests	(50)	(230)	(115)	(182)
Net income (loss) attributable to Alliance One International, Inc.	$11,570	$3,295	$(36,081)	$(28,541)

Income (loss) per share:
Basic	$1.30	$0.37	$(4.06)	$(3.24)
Diluted	$1.30	$0.37	$(4.06)	$(3.24)

Weighted average number of shares outstanding:
Basic	8,889	8,841	8,878	8,821
Diluted	8,889	8,841	8,878	8,821

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2015	2014 (As Restated)	2015	2014 (As Restated)

Net income (loss)	$11,520	$3,065	$(36,196)	$(28,723)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1,075)	(2,095)	(432)	(6,174)
Defined benefit pension amounts reclassified to income:
Negative plan amendment/reclassified to liability	2,534	—	7,220	—
Curtailment	1,062	—	1,062	—
Amounts reclassified to income	725	413	2,725	1,240
Defined benefit plan adjustment	4,321	413	11,007	1,240
Total other comprehensive income (loss), net of tax	3,246	(1,682)	10,575	(4,934)
Total comprehensive income (loss)	14,766	1,383	(25,621)	(33,657)
Comprehensive loss attributable to noncontrolling interests	(50)	(230)	(115)	(182)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$14,816	$1,613	$(25,506)	$(33,475)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2015	December 31, 2014 (As Restated)	March 31, 2015 (As Restated)
ASSETS
Current assets
Cash and cash equivalents				$195,230	$235,009	$143,849
Trade and other receivables, net				242,435	219,673	193,370
Accounts receivable, related parties				81,837	63,491	41,816
Inventories				936,181	925,810	740,943
Advances to tobacco suppliers				62,648	81,016	37,767
Recoverable income taxes				14,809	6,673	5,257
Current deferred taxes, net				7,773	10,204	15,586
Prepaid expenses				23,257	27,105	23,901
Other current assets				13,529	11,840	14,606
Total current assets				1,577,699	1,580,821	1,217,095
Other assets
Investments in unconsolidated affiliates				57,698	54,299	54,694
Goodwill and other intangible assets				29,248	32,739	31,891
Long-term recoverable income taxes				7,786	5,992	6,571
Deferred income taxes, net				24,208	35,952	33,155
Other deferred charges				15,392	17,426	17,695
Other noncurrent assets				20,812	31,876	27,631
				155,144	178,284	171,637
Property, plant and equipment, net				228,786	240,554	237,914
				$1,961,629	$1,999,659	$1,626,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$522,538	$506,822	$330,254
Accounts payable				57,548	59,682	73,349
Due to related parties				30,137	24,767	58,512
Advances from customers				20,661	57,290	18,906
Accrued expenses and other current liabilities				109,044	107,029	87,815
Income taxes				5,961	8,096	12,694
Long-term debt current				30,269	2,894	2,894
Total current liabilities				776,158	766,580	584,424

Long-term debt				919,787	923,618	738,943
Deferred income taxes				2,341	5,213	3,498
Liability for unrecognized tax benefits				9,872	11,401	11,011
Pension, postretirement and other long-term liabilities				79,710	75,543	91,502
				1,011,710	1,015,775	844,954
Commitments and contingencies
Stockholders’ equity	December 31, 2015	December 31, 2014	March 31, 2015
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,680	9,638	9,644	470,480	467,934	468,564
Retained deficit				(244,265)	(210,595)	(208,184)
Accumulated other comprehensive loss				(55,811)	(43,260)	(66,386)
Total stockholders’ equity of Alliance One International, Inc.				170,404	214,079	193,994
Noncontrolling interests				3,357	3,225	3,274
Total equity				173,761	217,304	197,268
				$1,961,629	$1,999,659	$1,626,646
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit (As Restated)	Currency Translation Adjustment	Pensions, Net of Tax (As Restated)	Noncontrolling Interests	Total Equity (As Restated)

Balance, March 31, 2014 (as restated)	$465,682	$(182,054)	$(1,640)	$(36,686)	$3,295	$248,597
Net loss	—	(28,541)	—	—	(182)	(28,723)
Acquisition of noncontrolling interest	—	—	—	—	112	112
Restricted stock surrendered	(145)	—	—	—	—	(145)
Stock-based compensation	2,397	—	—	—	—	2,397
Other comprehensive income, net of tax	—	—	(6,174)	1,240	—	(4,934)

Balance, December 31, 2014 (as restated)	$467,934	$(210,595)	$(7,814)	$(35,446)	$3,225	$217,304

Balance, March 31, 2015 (as restated)	$468,564	$(208,184)	$(14,154)	$(52,232)	$3,274	$197,268
Net loss	—	(36,081)	—	—	(115)	(36,196)
Increase in capitalization of non-controlling interest	—	—	—	—	198	198
Restricted stock surrendered	(159)	—	—	—	—	(159)
Stock-based compensation	2,075	—	—	—	—	2,075
Other comprehensive loss, net of tax	—	—	(432)	11,007	—	10,575

Balance, December 31, 2015	$470,480	$(244,265)	$(14,586)	$(41,225)	$3,357	$173,761

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2015 and 2014 (Unaudited)

(in thousands)	December 31, 2015	December 31, 2014 (As Restated)

Operating activities
Net loss	$(36,196)	$(28,723)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,018	22,247
Debt amortization/interest	8,207	6,691
Debt retirement	—	(338)
Loss on foreign currency transactions	16,713	5,167
Restructuring and asset impairment charges	4,087	500
Gain on sale of property, plant and equipment	(496)	(1,322)
Bad debt expense (recovery)	(181)	12,417
Equity in net income of unconsolidated affiliates, net of dividends	(3,710)	(1,642)
Stock-based compensation	2,323	2,562
Changes in operating assets and liabilities, net	(357,391)	(333,890)
Other, net	620	729
Net cash used by operating activities	(345,006)	(315,602)

Investing activities
Purchases of property, plant and equipment	(13,356)	(19,585)
Proceeds from sale of property, plant and equipment	1,072	15,063
Payments to acquire equity method investments	—	(1,655)
Surrender of life insurance policies	1,657	1,194
Other, net	(266)	(733)
Net cash used by investing activities	(10,893)	(5,716)

Financing activities
Net proceeds from short-term borrowings	203,968	306,540
Proceeds from long-term borrowings	210,000	210,000
Repayment of long-term borrowings	(2,867)	(188,864)
Debt issuance cost	(5,325)	(4,963)
Other, net	303	415
Net cash provided by financing activities	406,079	323,128

Effect of exchange rate changes on cash	1,201	(1,579)

Increase in cash and cash equivalents	51,381	231
Cash and cash equivalents at beginning of period	143,849	234,778
Cash and cash equivalents at end of period	$195,230	$235,009

Other information:
Cash paid for income taxes	$12,445	$11,728
Cash paid for interest	58,240	50,971
Cash received from interest	5,606	4,554

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements

In the course of downsizing and terminating certain operations of Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, the Company identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and accurate inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales. As a result of these errors, we have restated our audited consolidated financial statements for the years ended March 31, 2015, 2014 and 2013 and our unaudited condensed consolidated financial information for the three and nine months ended December 31, 2014 on this Form 10-Q. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015 for further information.
As of December 31, 2015, the correction of these errors principally decreased the Company’s inventory by approximately $46 million, decreased accounts receivable by approximately $3 million, and decreased retained earnings by approximately $49 million. Approximately $39 million of the decrease in retained earnings is related to March 31, 2015 and prior periods, with a portion in each quarter dating back to fiscal 2011 and prior. Further, these corrections decreased operating income for the nine months ended December 31, 2015 by approximately $10 million.
Along with restating our financial statements to correct the errors discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months and nine months ended December 31, 2014. However, in conjunction with our need to restate our financial statements as a result of the errors above, we have determined that it would be appropriate within this Form 10-Q to make adjustments for all such previously unrecorded adjustments.
The combined impacts of all the adjustments to the applicable line items in our unaudited consolidated financial statements for the periods covered by this Form 10Q are provided in the tables below.

	Condensed Consolidated Statements of Operations
	Three Months Ended December 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$488,921	$—	$306	$—	$489,227
Cost of goods and services sold	419,217	755	—	—	419,972
Gross profit (loss)	69,704	(755)	306	—	69,255
Operating income (loss)	30,968	(755)	306	—	30,519
Income (loss) before income taxes and other items	4,515	(755)	306	—	4,066
Income tax expense (benefit)	4,481	(1,763)	327	(956)	2,089
Net income (loss)	1,122	1,008	(21)	956	3,065
Net income (loss) attributable to Alliance One International, Inc.	1,352	1,008	(21)	956	3,295
Income (loss) per share:
Basic	0.15	0.11	—	0.11	0.37
Diluted	0.15	0.11	—	0.11	0.37

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements (continued)

	Condensed Consolidated Statements of Operations
	Nine Months Ended December 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Sales and other operating revenues	$1,327,753	$—	$7,588	$—	$1,335,341
Cost of goods and services sold	1,151,462	18,316	—	(1,838)	1,167,940
Gross profit (loss)	176,291	(18,316)	7,588	1,838	167,401
Operating income (loss)	70,857	(18,316)	7,588	1,838	61,967
Income (loss) before income taxes and other items	(8,088)	(18,316)	7,588	1,838	(16,978)
Income tax expense (benefit)	12,912	1,539	(263)	(801)	13,387
Net income (loss)	(19,358)	(19,855)	7,851	2,639	(28,723)
Net income (loss) attributable to Alliance One International, Inc.	(19,176)	(19,855)	7,851	2,639	(28,541)
Income (loss) per share:
Basic	(2.17)	(2.24)	0.88	0.30	(3.24)
Diluted	(2.17)	(2.24)	0.88	0.30	(3.24)

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended December 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$1,122	1,008	$(21)	956	$3,065
Total comprehensive income (loss), net of tax	(560)	1,008	(21)	956	1,383
Comprehensive income (loss) attributable to Alliance One International, Inc.	(330)	1,008	(21)	956	1,613

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended December 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net income (loss)	$(19,358)	$(19,855)	$7,851	$2,639	$(28,723)
Total comprehensive income (loss), net of tax	(24,292)	(19,855)	7,851	2,639	(33,657)
Comprehensive income (loss) attributable to Alliance One International, Inc.	(24,110)	(19,855)	7,851	2,639	(33,475)

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements (continued)

	December 31, 2014
Condensed Consolidated Balance Sheets (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Trade and other receivables, net	$221,128	$—	$(1,455)	$—	$219,673
Inventories	961,064	(35,254)	—	—	925,810
Total current assets	1,617,530	(35,254)	(1,455)	—	1,580,821
Investments in unconsolidated affiliates	53,769	—	—	530	54,299
Total assets	2,035,838	(35,254)	(1,455)	530	1,999,659
Income taxes	9,194	2,345	(534)	(2,909)	8,096
Total current liabilities	767,678	2,345	(534)	(2,909)	766,580
Deferred income taxes	4,997	—	—	216	5,213
Liability for unrecognized tax benefits	9,292	—	—	2,109	11,401
Pension, postretirement and other long-term liabilities	75,293	—	—	250	75,543
Retained deficit	(173,164)	(37,599)	(921)	1,089	(210,595)
Accumulated other comprehensive loss	(43,035)	—	—	(225)	(43,260)
Total stockholders' equity of Alliance One International, Inc.	251,735	(37,599)	(921)	864	214,079
Total equity	254,960	(37,599)	(921)	864	217,304
Total liabilities and stockholders' equity	2,035,838	(35,254)	(1,455)	530	1,999,659

Condensed Statements of Consolidated Stockholders' Equity (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Retained deficit at March 31, 2014	$(153,988)	$(17,744)	$(8,772)	$(1,550)	$(182,054)
Net loss	(19,176)	(19,855)	7,851	2,639	(28,541)
Retained deficit at December 31, 2014	(173,164)	(37,599)	(921)	1,089	(210,595)

Accumulated Other Comprehensive Income (in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Pensions, net of tax at March 31, 2014	$(36,461)	$—	$—	$(225)	$(36,686)
Pensions, net of tax at December 31, 2014	(35,221)	—	—	(225)	(35,446)

(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Total equity at March 31, 2014	$276,888	$(17,744)	$(8,772)	$(1,775)	$248,597
Net loss	(19,358)	(19,855)	7,851	2,639	(28,723)
Total equity at December 31, 2014	254,960	(37,599)	(921)	864	217,304

Alliance One International, Inc. and Subsidiaries

Note 1A - Restatement of Previously Issued Condensed Consolidated Financial Statements (continued)

	Statement of Condensed Consolidated Cash Flows for the nine months ended December 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments (1)	Receivables Adjustments (2)	Other Adjustments (3)	As Restated
Net loss	$(19,358)	$(19,855)	$7,851	$2,639	$(28,723)
Changes in operating assets and liabilities, net	(343,219)	19,855	(7,851)	(2,675)	(333,890)
Net cash used by operating activities	(315,566)	—	—	(36)	(315,602)
Increase in cash and cash equivalents	267	—	—	(36)	231
Cash and cash equivalents at beginning of period	234,742	—	—	36	234,778

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

Alliance One International, Inc. and Subsidiaries

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $5,796 and $3,468 for the three months ended December 31, 2015 and 2014, respectively and $14,408 and $17,956 for the nine months ended December 31, 2015 and 2014, respectively.

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
    In November 2015, the FASB issued new accounting guidance regarding the balance sheet classification of deferred income taxes. The primary objective of this accounting guidance is to classify all deferred income tax assets and liabilities as noncurrent in a classified statement of financial position. This accounting guidance is effective for the Company on April 1, 2017. The Company is currently evaluating the impact of this new guidance.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of December 31, 2015, the Company’s unrecognized tax benefits totaled $16,722, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, accrued interest and penalties totaled $1,274 and $831 respectively.
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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2015, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2012; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2015
The effective tax rate used for the nine months ended December 31, 2015 was (106.7)% compared to (78.8)% for the nine months ended December 31, 2014. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the nine months ended December 31, 2015, the Company recorded a discrete event adjustment expense of $9,492, bringing the effective tax rate estimated for the nine months of (59.9)% to (106.7)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the nine months ended December 31, 2014, as restated, the Company recorded a discrete event adjustment expense of $4,860, bringing the effective tax rate estimated for the nine months of (50.2)% to (78.8)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the nine months ended December 31, 2015 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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

         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2015	December 31, 2014	March 31, 2015
Amounts guaranteed (not to exceed)	$256,300	$310,006	$300,557
Amounts outstanding under guarantee	131,706	202,391	185,486
Fair value of guarantees	5,852	8,507	8,650

         Of the guarantees outstanding at December 31, 2015, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe and the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of December 31, 2014 and March 31, 2015, respectively, the Company had balances of $558 and $16,412 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets. There was no similar balance on December 31, 2015.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics. During the three months ended December 31, 2015, the Company recorded $127 of employee severance charges and $1,398 of asset impairment charges primarily related to changes in certain U.S. pension plans and equipment located in Bulgaria. During the nine months ended December 31, 2015, the Company recorded $116 of employee severance charges and $3,971 of asset impairment charges in connection with the restructuring of certain operations primarily in Africa and Bulgaria and changes to certain U.S. pension plans. At December 31, 2015, the costs of any future initiatives are not estimable. During the nine months ended December 31, 2014, the Company recorded a $500 asset impairment charge for certain machinery and equipment due to the construction of a new U.S. cut rag facility with state of the art machinery and equipment.
The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2015 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring and Asset Impairment Charges	2015	2014	2015	2014
Employee separation and other cash charges:
Beginning balance	$1,563	$—	$8,087	$397
Period charges:
Severance charges	127	—	116	—
Total period charges	127	—	116	—
Payments through December 31	(1,052)	—	(7,565)	(397)
Ending balance December 31	$638	$—	$638	$—
Asset impairment and other non-cash charges	$1,398	$—	$3,971	$500
Total restructuring charges for the period	$1,525	$—	$4,087	$500

On April 1, 2015, the Company revised its reportable segments. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements."

The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Separation and Other Cash Charges	2015	2014	2015	2014
Beginning balance:	$1,563	$—	$8,087	$397
North America	—	—	—	—
Other regions	1,563	—	8,087	397
Period charges:	$127	$—	$116	$—
North America	—	—	—	—
Other regions	127	—	116	—
Payments through December 31	$(1,052)	$—	$(7,565)	$(397)
North America	—	—	—	—
Other regions	(1,052)	—	(7,565)	(397)
Ending balance December 31	$638	$—	$638	$—
North America	—	—	—	—
Other regions	638	—	638	—

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of December 31, 2015		9.25	5.00	—
March 31, 2014 balance
Gross carrying amount	$2,794	$33,700	$14,893	$17,804	$69,191
Accumulated amortization	—	(14,954)	(4,752)	(14,760)	(34,466)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	395	395
Amortization expense	—	(843)	(333)	(394)	(1,570)
Net September 30, 2014	2,794	17,903	9,808	3,045	33,550
Additions	—	—	—	132	132
Amortization expense	—	(421)	(317)	(205)	(943)
Net December 31, 2014	2,794	17,482	9,491	2,972	32,739
Additions	—	—	—	171	171
Amortization expense	—	(421)	(384)	(214)	(1,019)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(842)	(542)	(409)	(1,793)
Net September 30, 2015	2,794	16,219	8,565	2,520	30,098
Amortization expense	—	(421)	(237)	(192)	(850)
Net December 31, 2015	$2,794	$15,798	$8,328	$2,328	$29,248

(1) Goodwill of $2,794 relates to the North America segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
January 1, 2016 through March 31, 2016	$422	$1,680	$676	$2,778
2017	1,685	1,405	740	3,830
2018	1,685	1,403	512	3,600
2019	1,685	1,397	259	3,341
2020	1,685	1,396	141	3,222
Later	8,636	1,047	—	9,683
	$15,798	$8,328	$2,328	$26,454
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2015. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. At December 31, 2015 and 2014, and March 31, 2015, the Company’s investment in these joint ventures was $56,682, $53,282, and $53,678, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at December 31, 2015 and 2014, and March 31, 2015, respectively were $3,484, $4,728 and $3,293 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $95,486, $111,065 and $105,983 at December 31, 2015 and 2014, and March 31, 2015, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Sales and other operating revenues:
North America	$148,971	$148,271	$244,101	$269,648
Other regions	342,168	340,956	928,173	1,065,693
Total revenue	$491,139	$489,227	$1,172,274	$1,335,341

Operating income:
North America	$8,616	$16,196	$14,994	$25,422
Other regions	29,902	14,323	46,266	36,545
Total operating income	38,518	30,519	61,260	61,967

Debt retirement expense (income)	—	(338)	—	(338)
Interest expense	30,356	28,277	86,911	83,694
Interest income	2,744	1,486	5,393	4,411
Income (loss) before income taxes and other items	$10,906	$4,066	$(20,258)	$(16,978)

Analysis of Segment Assets	December 31, 2015	December 31, 2014	March 31, 2015
Segment assets:
North America	$517,207	$412,387	$231,131
Other regions	1,444,422	1,587,272	1,395,515
Total assets	$1,961,629	$1,999,659	$1,626,646

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

After the close of all trading on June 26, 2015, the Company’s approved 1-for-10 reverse stock split of its common stock became effective. As a result, every 10 shares of Alliance One common stock outstanding were combined into one share of Alliance One common stock, reducing the number of outstanding shares of the Company’s common stock at June 26, 2015 from approximately 88.6 million shares to approximately 8.86 million shares. This change did not affect any shareholder’s rights. No fractional shares were issued in connection with the reverse stock split. Instead, the Company issued one full share of the post-reverse stock split common stock to any shareholder who would have been entitled to receive a fractional share as a result of the reverse stock split. Each common shareholder holds the same percentage of the outstanding common stock immediately following the reverse split as that shareholder did immediately prior to the reverse split, except for minor adjustments due to the additional net share fraction issued as a result of the treatment of fractional shares. For the three months and nine months ended December 31, 2014, the weighted average number of common shares has been restated to a post-reverse stock split-adjusted basis.
The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at December 31, 2015 and 2014. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 471 at a weighted average exercise price of $60.70 per share at December 31, 2015 and 662 at a weighted average exercise price of $60.37 per share at December 31, 2014.
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

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)

          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2015 and 2014, respectively.

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands, except per share data)	2015		2014		2015		2014
BASIC INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$11,570		$3,295		$(36,081)		$(28,541)

SHARES
Weighted average number of shares outstanding	8,889		8,841		8,878		8,821

BASIC INCOME (LOSS) PER SHARE	$1.30		$.37		$(4.06)		$(3.24)

DILUTED INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$11,570		$3,295		$(36,081)		$(28,541)
Plus interest expense on 5 1/2% convertible notes, net of tax	—		—		—		—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$11,570		$3,295		$(36,081)		$(28,541)

SHARES
Weighted average number of common shares outstanding	8,889		8,841		8,878		8,821
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—		—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—		—		—		—	*
Shares applicable to stock warrants	—		—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	8,889		8,841		8,878		8,821
DILUTED INCOME (LOSS) PER SHARE	$1.30		$.37		$(4.06)		$(3.24)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. The convertible notes matured during the three months ended September 30, 2014. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months ended December 31, 2014 and nine months ended December 31, 2015 and 2014, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented. The warrants began expiring October 15, 2014 and were fully expired on April 8, 2015.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $518 and $824 for the three months ended December 31, 2015 and 2014, respectively, of which $(82) and $52, respectively were with respect to stock-based awards payable in cash, and $2,323 and $2,562 for the nine months ended December 31, 2015 and 2014, respectively, of which $249 and $167, respectively, were with respect to stock-based awards payable in cash.
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
          During the three months and nine months ended December 31, 2015 and 2014, respectively, the Company made the following stock-based compensation awards on a post-split basis:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2015	2014	2015	2014
Unrestricted Stock
Number Granted	5	12	17	21
Grant Date Fair Value	$11.47	$15.80	$18.70	$17.53
Restricted Stock Units
Number Granted	28	—	28	22
Grant Date Fair Value	$19.65	$—	$19.65	$27.20
Cash-Settled Restricted Stock Units
Number Granted	1	—	1	46
Grant Date Fair Value	$19.65	$—	$19.65	$26.96
Performance Based Stock Units
Number Granted	—	—	—	22
Grant Date Fair Value	$—	$—	$—	$27.20
Cash-Settled Performance Based Stock Units
Number Granted	—	—	—	46
Grant Date Fair Value	$—	$—	$—	$26.96

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals. Unrestricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period.

On August 13, 2015, the Company's shareholders approved an exchange offer that would allow certain employees to surrender options and receive restricted stock units in exchange for these options. The offer was made on September 14, 2015 and applied only to grants made during years 2012 and 2013 that had an exercise price of $60.00 following our reverse stock split on June 26, 2015. The exchange offer was consummated as of October 13, 2015 with no changes in the timing or material amount of expense recognized for stock based compensation.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,373 and the total assessment including penalties and interest at December 31, 2015 is $10,114. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $3,790 at December 31, 2015, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

11. DEBT ARRANGEMENTS

At December 31, 2015, $200,000 was outstanding under the senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its senior secured revolving credit facility and its senior notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the senior secured revolving credit facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities.
          If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At December 31, 2015, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)

On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"), which amended the Credit Agreement. See Note 20 "Subsequent Events" to the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2015 and 2014, and March 31, 2015.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at December 31, 2015	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at December 31, 2014	Other Current Assets	$409	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at March 31, 2015	Other Current Assets	$1,373	Accrued Expenses and Other Current Liabilities	$—

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2015 and 2014.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2015	2014	2015	2014

Foreign currency contracts	Cost of goods and services sold	$—	$(3,111)	$(2,001)	$(1,584)

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

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS

The Company has multiple benefit plans at several locations. The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the 13.
Internal Revenue Code and (2) certain individuals in key positions. The Company funds these plans in amounts consistent with the funding requirements of federal law and regulations.
         During the three months ended December 31, 2015, the Company announced that the U.S. Pension Plan would be frozen effective January 1, 2016. This change is accounted for as a curtailment and resulted in a curtailment loss of $1,062 and a reduction in the benefit obligation and accumulated other comprehensive income of $2,534 as of December 31, 2015. The curtailment loss is recorded in restructuring and asset impairment charges.
         Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Service cost	$526	$510	$1,555	$1,530
Interest expense	1,462	1,693	4,386	5,080
Expected return on plan assets	(1,554)	(1,678)	(4,663)	(5,032)
Amortization of prior service cost	42	48	125	145
Actuarial loss	849	558	2,548	1,672
Curtailment loss	1,062	—	1,062	—
Net periodic pension cost	$2,387	$1,131	$5,013	$3,395

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the nine months ended December 31, 2015, contributions of $5,621 were made to pension plans for fiscal 2016. Additional contributions to pension plans of approximately $3,058 are expected during the remainder of fiscal 2016. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of December 31, 2015, contributions of $475 were made to the plans for fiscal 2016. Additional contributions of $255 to the plans are expected during the rest of fiscal 2016. During the three months ended September 30, 2015, the Company announced that certain U.S. postretirement medical benefits would no longer be provided effective January 1, 2016. This change is accounted for as a negative plan amendment and resulted in a reduction of $4,461 in the benefit obligation and in accumulated other comprehensive income as of September 30, 2015. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Service cost	$—	$11	$20	$32
Interest expense	59	135	280	403
Amortization of prior service cost	(265)	(303)	(271)	(909)
Actuarial loss	99	111	323	333
Net periodic pension cost (benefit)	$(107)	$(46)	$352	$(141)

Alliance One International, Inc. and Subsidiaries

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2015	December 31, 2014	March 31, 2015

Processed tobacco	$765,969	$745,534	$490,674
Unprocessed tobacco	142,912	144,218	206,760
Other	27,300	36,058	43,509
	$936,181	$925,810	$740,943

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2015	$(14,154)	$(52,232)	$(66,386)
Other comprehensive earnings before reclassifications	643	4,686	5,329
Amounts reclassified to net earnings, net of tax	—	2,000	2,000
Other comprehensive earnings, net of tax	643	6,686	7,329
Balances, September 30, 2015	(13,511)	(45,546)	(59,057)
Other comprehensive earnings before reclassifications	(1,075)	2,534	1,459
Amounts reclassified to net earnings, net of tax	—	1,787	1,787
Other comprehensive earnings, net of tax	(1,075)	4,321	3,246
Balances, December 31, 2015	$(14,586)	$(41,225)	$(55,811)

Balances, March 31, 2014	$(1,640)	$(36,686)	$(38,326)
Other comprehensive earnings before reclassifications	(4,079)	—	(4,079)
Amounts reclassified to net earnings, net of tax	—	827	827
Other comprehensive earnings, net of tax	(4,079)	827	(3,252)
Balances, September 30, 2014	(5,719)	(35,859)	(41,578)
Other comprehensive earnings before reclassifications	(2,095)	—	(2,095)
Amounts reclassified to net earnings, net of tax	—	413	413
Other comprehensive earnings, net of tax	(2,095)	413	(1,682)
Balances, December 31, 2014	$(7,814)	$(35,446)	$(43,260)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Pension and postretirement plans (*):
Actuarial loss	$948	$669	$2,871	$2,005
Amortization of prior service cost	(223)	(256)	(146)	(765)
Curtailment	1,062	—	1,062	—
	$1,787	$413	$3,787	$1,240

Amounts reclassified from accumulated other comprehensive losses to net earnings	$1,787	$413	$3,787	$1,240
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the nine months ended December 31, 2015, the designated pool was adjusted from up to $250,000 trade receivables to $150,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.
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
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $14,309 and $20,396 as of December 31, 2015 and March 31, 2015, respectively and increased by $7,440 as of December 31, 2014 as a result of the net settlement. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2015	2014	2015
Receivables outstanding in facility	$97,974	$80,622	$235,162
Beneficial interest	$20,796	$27,221	$40,712
Servicing liability	$21	$21	$131
Cash proceeds for the nine months ended December 31:
Cash purchase price	$338,214	$299,243	$622,844
Deferred purchase price	169,777	140,871	229,573
Service fees	425	460	589
Total	$508,416	$440,574	$853,006

Alliance One International, Inc. and Subsidiaries

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

	December 31, 2015	December 31, 2014	March 31, 2015
Carrying value	$950,056	$926,512	$741,837
Estimated fair value	786,520	861,499	653,548

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the
LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of December 31, 2015 and 2014 and March 31, 2015 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at December 31, 2015 by $63 and $126, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by certain unconsolidated subsidiaries. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at December 31, 2015 would change by $478 or $946, respectively.

          Unconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at December 31, 2015 would change by $452 or $895, respectively.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	December 31, 2015			December 31, 2014			March 31, 2015
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$409	$—	$409	$1,373	$—	$1,373
Securitized beneficial interests	—	20,796	20,796	—	27,221	27,221	—	40,712	40,712
Total Assets	$—	$20,796	$20,796	$409	$27,221	$27,630	$1,373	$40,712	$42,085
Liabilities
Guarantees	$—	$5,852	$5,852	$—	$8,507	$8,507	$—	$8,650	$8,650
Derivative financial instruments	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$5,852	$5,852	$—	$8,507	$8,507	$—	$8,650	$8,650

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2015		Nine Months Ended December 31, 2015
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$21,792	$4,865	$40,712	$8,650
Issuances of guarantees/sales of receivables	65,710	1,291	135,477	7,660
Settlements	(65,763)	(304)	(153,723)	(9,550)
Losses recognized in earnings	(943)	—	(1,670)	(908)
Ending Balance December 31, 2015	$20,796	$5,852	$20,796	$5,852

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

	Three Months Ended December 31, 2014		Nine Months Ended December 31, 2014
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$35,252	$7,272	$35,559	$7,344
Issuances of guarantees/sales of receivables	50,549	2,158	144,616	10,677
Settlements	(57,955)	(923)	(150,451)	(7,203)
Losses recognized in earnings	(625)	—	(2,503)	(2,311)
Ending Balance December 31, 2014	$27,221	$8,507	$27,221	$8,507

The amount of unrealized losses relating to assets still held at the respective dates of December 31, 2015 and 2014 and March 31, 2015 were $542, $838 and $2,034 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at December 31, 2015:

	Fair Value at December 31, 2015		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$20,796	Discounted Cash Flow	Discount Rate	2.92% to 3.48%
			Payment Speed	67 to 120 days
Tobacco Supplier Guarantees	$370	Historical Loss	Historical Loss	5.00% to 15.92%
Tobacco Supplier Guarantees	$3,143	Discounted Cash Flow	Market Interest Rate	15.75% to 21.95%
Unconsolidated Subsidiary Guarantees	$2,339	Discounted Cash Flow	Market Interest Rate	12.00%
18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2015	December 31, 2014	March 31, 2015
Balances:
Accounts receivable, related parties	$81,837	$63,491	$41,816
Due to related parties	30,137	24,767	58,512

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Transactions:
Sales	$430	$349	$15,940	$16,160
Purchases	50,830	52,302	129,961	140,431

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At December 31, 2015, the basis difference was $11,959.

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
Prior to the execution of the Fourth Amendment, the Company would have been in violation of one or more covenants in fiscal years 2014, 2015 and 2016 as a result of improper accounting for accounts receivable, inventory, sales and cost of goods sold in Kenya.  In the Fourth Amendment, the lenders modified certain financial covenants and definitions as described above and, as a result, the Company was in compliance with all such amended covenants for fiscal 2013, 2014 and 2015, and as of and for the three months and nine months ended December 31, 2015.

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT (continued)

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

Restatement

As discussed in the Preliminary Note and in Note 1A of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three and nine months ended December 31, 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

EXECUTIVE OVERVIEW

The following executive overview for the three months ended December 31, 2015 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Changes in certain customers in North America from processing only to full service tobaccos increased volumes and tobacco revenues that were partially offset by decreased processing revenues and the El Nino related impact on crop sizes when compared with the prior year. The current quarter also benefited from opportunistic sales; however lower prices paid to tobacco suppliers around the world due to a stronger U.S. dollar and product mix resulted in lower average sales prices and tobacco costs per kilo. As a result of these factors, total revenues improved slightly versus the prior year. With the non-recurrence of the prior year gain that resulted from the timing of recognition of gross profit related to processing for our former Brazilian subsidiary that was substantially offset by the impact of changes in customer requirement in North America, gross margin decreased slightly by 1.0% to $68.6 million and our margin percentages decreased slightly as well. Selling, general and administrative expense improved due to reserves for customer receivables in the prior year that did not recur in the current year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current period are primarily attributable to changes in certain defined benefit plans as part of our restructuring plan announced in fiscal 2015. Due to these changes, operating income for the quarter increased 26.2% to $38.5 million this year.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Again, this year, working capital and cash cycle improvements are focal areas. Our improved cost structure and well positioned inventories at quarter end are important elements. Inventories at quarter end are positioned below our internal plan. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

Global markets are tightening as we emerge from an oversupply situation. Market prices paid in U.S dollars for suppliers’ green tobacco have again been generally lower this year. We anticipate that oversupply will further correct through the current crop cycle. We have seen considerable effects on crop sizes through the EL Nino weather pattern that we have been experiencing with reduced crop sizes experienced in the 2015 United States crop and 2016 Brazil crop due to higher rainfall. We continue to make progress toward our global plans and strategies. Those plans include investing in sustainable tobacco production where appropriate returns are achievable, eliminating costs from the supply chain and optimizing our global footprint to match future customer requirements. We have made solid progress in all these initiatives during the quarter and expect execution of these plans to improve our results and shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended							Nine Months Ended
	December 31,							December 31,
			Change						Change
(in millions, except per kilo amounts)	2015		$		%	2014 (As Restated)		2015	$		%	2014 (As Restated)
Kilos sold	102.3		9.0		9.6	93.3		242.8	(5.0)		(2.0)	247.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$461.0		$12.6		2.8	$448.4		$1,108.1	$(133.5)		(10.8)	$1,241.6
Average price per kilo	4.51		(0.30)		(6.2)	4.81		4.56	(0.45)		(9.0)	5.01
Processing and other revenues	30.1		(10.7)		(26.2)	40.8		64.2	(29.5)		(31.5)	93.7
Total sales and other operating revenues	491.1		1.9		0.4	489.2		1,172.3	(163)		(12.2)	1,335.3
Tobacco cost of goods sold:
Tobacco costs	383.8		8.1		2.2	375.7		914.0	(128.5)		(12.3)	1,042.5
Transportation, storage and other period costs	17.6		(4.1)		(18.9)	21.7		59.5	(9.1)		(13.3)	68.6
Derivative financial instrument and exchange losses (gains)	(0.9)		(2.5)		(156.3)	1.6		4.4	3.4		340.0	1.0
Total tobacco cost of goods sold	400.5		1.5		0.4	399.0		977.9	(134.2)		(12.1)	1,112.1
Average cost per kilo	3.91		(0.37)		(8.6)	4.28		4.03	(0.46)		(10.2)	4.49
Processing and other revenues cost of services sold	22.0		1.1		5.3	20.9		42.2	(13.6)		(24.4)	55.8
Total cost of goods and services sold	422.5		2.6		0.6	419.9		1,020.1	(147.8)		(12.7)	1,167.9
Gross profit	68.6		(0.7)		(1.0)	69.3		152.2	(15.2)		(9.1)	167.4
Selling, general and administrative expenses	29.1		(9.8)		(25.2)	38.9		87.0	(19.2)		(18.1)	106.2
Other income	0.6		0.5		500.0	0.1		0.1	(1.2)		(92.3)	1.3
Restructuring and asset impairment charges	1.5		1.5		—	—		4.1	3.6		720.0	0.5
Operating income	38.5	*	8.0	*	26.2	30.5		61.2	(0.8)		(1.3)	62.0
Debt retirement expense (income)	—		0.3		(100.0)	(0.3)		—	0.3		(100.0)	(0.3)
Interest expense	30.4		2.1		7.4	28.3		86.9	3.2		3.8	83.7
Interest income	2.7		1.2		80.0	1.5		5.4	1.0		22.7	4.4
Income tax expense	1.9		(0.2)		(9.5)	2.1		21.6	8.2		61.2	13.4
Equity in net income of investee companies	2.5		1.4		127.3	1.1		5.7	4.1		256.3	1.6
Loss attributable to noncontrolling interests	(0.1)		0.1		50.0	(0.2)		(0.1)	0.1		50.0	(0.2)
Income (loss) attributable to Alliance One International, Inc.	$11.6	*	$8.3	*	251.5	$3.3	*	$(36.1)	$(7.6)	*	(26.7)	$(28.5)	*

* Amounts do not equal column totals due to rounding

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Summary. During the current year, certain customers in North America changed their requirements from processing services only to purchases of full service tobaccos. This shift in requirements resulted in increased volumes and increased tobacco revenues that were partially offset by decreased processing revenues when compared with the previous year. In addition, opportunistic sales this year in Brazil and Zimbabwe also contributed to increased volumes. However, tobacco revenues were negatively impacted by a 6.2% decrease in average sales prices due to changes in product mix and lower prices paid to tobacco suppliers in

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014 (continued)
most regions. As a result, total sales and other operating revenues increased slightly by 0.4% to $491.1 million. Average tobacco costs on a per kilo basis were lower due to product mix, lower prices paid to tobacco suppliers and the non-recurrence of derivative losses in the prior year in Brazil. Processing costs increased slightly due to increased customer requirements in Africa and the non-recurrence of the prior year gain that resulted from the timing of recognition of gross profit related to processing for our former Brazilian subsidiary but were substantially offset by the impact of changes in customer requirement in North America this year. As a result, gross margin decreased slightly by 1.0% to $68.6 million. Primarily due to product mix, pressure on North America sales prices and higher North America period costs, gross margin as a percentage of sales decreased from 14.2% to 14.0%. Selling, general and administrative expense ("SG&A") decreased 25.2% primarily from reserves for customer receivables in the prior year that did not recur in the current year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current period are primarily attributable to changes in certain defined benefit plans as part of our restructuring plan announced in fiscal 2015. Due to these changes, operating income increased 26.2% to $38.5 million this year.
Our interest costs increased 7.4% from the prior year due to higher average borrowings that were partially offset by lower average rates. Our effective tax rate was 17.7% this year compared to 51.4% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended
		December 31,
		Change
	2015	$	%	2014
Kilos sold	18.8	4.4	30.6	14.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$125.5	$14.1	12.7	$111.4
Average price per kilo	6.68	(1.06)	(13.7)	7.74
Processing and other revenues	23.5	(13.4)	(36.3)	36.9
Total sales and other operating revenues	149.0	0.7	0.5	148.3
Tobacco cost of goods sold:
Tobacco costs	111.9	13.3	13.5	98.6
Transportation, storage and other period costs	4.2	—	—	4.2
Derivative financial instrument and exchange losses (gains)	—	1.7	100.0	(1.7)
Total tobacco cost of goods sold	116.1	15.0	14.8	101.1
Average cost per kilo	6.18	(0.84)	(12.0)	7.02
Processing and other revenues cost of services sold	16.9	(3.1)	(15.5)	20.0
Total cost of goods and services sold	133.0	11.9	9.8	121.1
Gross profit	16.0	(11.2)	(41.2)	27.2
Selling, general and administrative expenses	7.4	(3.6)	(32.7)	11.0
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$8.6	$(7.6)	(46.9)	$16.2

Total sales and other operating revenues remained consistent with the prior year. In the current year, certain customer requirements changed from providing processing services only in the prior year to providing full service tobacco sales in the current year resulting in increased volumes and tobacco revenues. The increased volumes were partially offset by the timing of shipments resulting in

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014 (continued)

North America Region (continued)
a 30.6% increase in volumes in the current year compared to the prior year. The increase in tobacco revenues due to the change in customer requirements was also offset by the related decrease in processing revenues and a 13.7% decrease in average sales prices due to product mix, lower prices paid to tobacco suppliers and the downward pressure on sales prices due to an oversupply in the market. Total cost of goods and services sold increased 9.8% primarily due to the change in customer requirements, currency movement and the impact of operating two U.S. cut rag facilities in the current year. Full service tobacco costs include the cost of the tobacco and the related conversion costs. Processing costs only include the conversion costs. Partially offsetting the increase in tobacco costs was the impact of lower average tobacco costs on a per kilo basis as a result of product mix. As a result of the change in product mix, pressure on sales prices and increased period costs, gross margin decreased 41.2% to $16.0 million compared to last year and gross margin as a percentage of sales decreased from 18.3% to 10.7%. Reductions in SG&A were attributable to allocations for general corporate services. Operating income declined 46.9% from the prior year as a result of the impact of the change in results for the region.

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		December 31,
		Change
	2015	$	%	2014 (As Restated)
Kilos sold	83.5	4.6	5.8	78.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$335.5	$(1.5)	(0.4)	$337.0
Average price per kilo	4.02	(0.25)	(5.9)	4.27
Processing and other revenues	6.6	2.7	69.2	3.9
Total sales and other operating revenues	342.1	1.2	0.4	340.9
Tobacco cost of goods sold:
Tobacco costs	271.9	(5.2)	(1.9)	277.1
Transportation, storage and other period costs	13.4	(4.1)	(23.4)	17.5
Derivative financial instrument and exchange gains	(0.9)	(4.2)	(127.3)	3.3
Total tobacco cost of goods sold	284.4	(13.5)	(4.5)	297.9
Average cost per kilo	3.41	(0.37)	(9.8)	3.78
Processing and other revenues cost of services sold	5.1	4.2	466.7	0.9
Total cost of goods and services sold	289.5	(9.3)	(3.1)	298.8
Gross profit	52.6	10.5	24.9	42.1
Selling, general and administrative expenses	21.7	(6.2)	(22.2)	27.9
Other income	0.6	0.5	500.0	0.1
Restructuring and asset impairment charges	1.5	1.5	100.0	—
Operating income	$30.0	$15.7	109.8	$14.3

Total sales and other operating revenues increased slightly by 0.4% to $342.1 million primarily due to increased customer requirements for processing services. Volumes sold increased 5.8% primarily due opportunistic sales in Brazil and Zimbabwe but were offset by lower average sales prices due to product mix and lower prices paid to tobacco suppliers across all regions. Average tobacco costs per kilo decreased 9.8% primarily due to product mix, lower prices paid to tobacco suppliers across all regions and the non-recurrence of derivative losses in the prior year. Processing cost increases are in response to additional customer requirements and the non-recurrence of the prior year gain that resulted from the timing of recognition of gross profit related to processing for our former Brazilian subsidiary. As a result, gross margin increased 24.9% to $52.6 million. Due to the result of

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014 (continued)

Other Regions (continued)
product mix and the non-recurrence of derivative losses, gross margin as a percentage of sales increased from 12.3% to 15.4%. Decreases in SG&A are associated with reserves for customer receivables in the prior year that did not recur in the current year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current year are primarily attributable to changes in certain defined benefit plans as part of our restructuring plan announced in fiscal 2015. As a result of the impact of these changes, operating income increased 109.8% to $30.0 million this year.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014
Summary. Total sales and other operating revenues decreased by 12.2% to $1,172.3 million. Certain customers in North America changed their requirements during the current year from processing services only to purchases of full service tobaccos. This shift in requirements resulted in increased volumes, tobacco revenues and tobacco costs which were partially offset by decreased processing revenues and processing costs related to the change in sales terms and weather-related reduced crop sizes when compared with the previous year. However, volumes decreased 2.0% overall from reduced requirements in some markets and the timing of shipments in North America, South America and Europe. Tobacco revenues decreased 10.8% overall due to the decrease in overall volumes and an 9.0% decrease in average sales prices due to changes in product mix, the negative impact on pricing resulting from an oversupply of tobacco in the market and lower prices paid to tobacco suppliers in most regions due to a stronger U.S. dollar. Changes in product mix, lower volumes and lower prices paid to tobacco suppliers across all regions partially offset by currency movement reduced tobacco costs overall as well as lowered average tobacco costs on a per kilo basis. As a result, gross margin decreased 9.1% to $152.2 million. Primarily due to the result of cost reductions and product mix, gross margin as a percentage of sales increased slightly from 12.5% to 13.0%. SG&A decreased primarily from the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current period are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa and to changes in certain defined benefit plans as a result of our restructuring initiative that began in the prior fiscal year. Charges in the prior year are asset impairment charges for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Due to the changes in our results for the year operating income decreased 1.3% to $61.2 million.
Our interest costs increased from the prior year primarily due to higher amortization of debt costs and higher average borrowings that were partially offset by lower average rates. Our effective tax rate was (106.7)% this year compared to (78.8)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowanced, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

North America Region

North America Region Supplemental Information
	Nine Months Ended
			December 31,
			Change
	2015		$	%	2014
Kilos sold	35.5		2.8	8.6	32.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$208.1		$(5.0)	(2.3)	$213.1
Average price per kilo	5.86		(0.66)	(10.1)	6.52
Processing and other revenues	36.0		(20.6)	(36.4)	56.6
Total sales and other operating revenues	244.1		(25.6)	(9.5)	269.7
Tobacco cost of goods sold:
Tobacco costs	178.3		(4.1)	(2.2)	182.4
Transportation, storage and other period costs	8.3	—	(0.3)	(3.5)	8.6
Derivative financial instrument and exchange losses (gains)	0.7		2.6	136.8	(1.9)
Total tobacco cost of goods sold	187.3		(1.8)	(1.0)	189.1
Average cost per kilo	5.28		(0.50)	(8.7)	5.78
Processing and other revenues cost of services sold	24.8		(6.4)	(20.5)	31.2
Total cost of goods and services sold	212.1		(8.2)	(3.7)	220.3
Gross profit	32.0		(17.4)	(35.2)	49.4
Selling, general and administrative expenses	17.1		(6.5)	(27.5)	23.6
Other income	0.1		(0.1)	(50.0)	0.2
Restructuring and asset impairment charges	—		(0.5)	(100.0)	0.5
Operating income	$15.0		$(10.5)	(41.2)	$25.5
Total sales and other operating revenues decreased 9.5% to $244.1 million. In the current year, certain customer requirements changed from providing processing services only in the prior year to providing full service tobacco sales in the current year. The result was an increase in volumes and tobacco revenues. The increased volumes were partially offset by the timing of shipments resulting in an 8.6% increase in volumes overall. The increase in tobacco revenues due to the change in customer requirements was also offset by the related decrease in processing revenues as well as weather-related reduced crop sizes and a 10.1% decrease in average sales prices due to product mix, the negative impact on pricing resulting from an oversupply of tobacco in the market and lower prices paid to tobacco suppliers. Total tobacco costs remained consistent with the prior year while the average cost of tobacco on a per kilo basis decreased 8.7% as the increased tobacco costs from the change in customer requirements, higher period costs due to maintaining two U.S. cut rag facilities in the current year and the negative exchange rate movement was offset by the lower prices paid to tobacco suppliers and product mix. As a result, total costs of goods and services sold decreased due to lower processing costs from the change in customer requirements. Primarily due to the change in product mix and the downward pressure on sales prices, gross margin decreased 35.2% to $32.0 million compared to last year. Gross margin as a percentage of sales decreased from 18.3% to 13.1% primarily due to product mix, exchange rate movement and period costs of maintaining two U.S. cut rag facilities in the current year. Reductions in SG&A were attributable to allocations for general corporate services. Asset impairment charges in the prior year are for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Operating income declined 41.2% from the prior year as a result of the impact of the change in results for the region.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014 (continued)

Other Regions

Other Regions Supplemental Information
	Nine Months Ended
		December 31,
		Change
	2015	$	%	2014 (As Restated)
Kilos sold	207.3	(7.8)	(3.6)	215.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$900.0	$(128.5)	(12.5)	$1,028.5
Average price per kilo	4.34	(0.44)	(9.2)	4.78
Processing and other revenues	28.2	(8.9)	(24.0)	37.1
Total sales and other operating revenues	928.2	(137.4)	(12.9)	1,065.6
Tobacco cost of goods sold:
Tobacco costs	735.7	(124.4)	(14.5)	860.1
Transportation, storage and other period costs	51.2	(8.8)	(14.7)	60.0
Derivative financial instrument and exchange losses	3.7	0.8	27.6	2.9
Total tobacco cost of goods sold	790.6	(132.4)	(14.3)	923.0
Average cost per kilo	3.81	(0.48)	(11.2)	4.29
Processing and other revenues cost of services sold	17.4	(7.2)	(29.3)	24.6
Total cost of goods and services sold	808.0	(139.6)	(14.7)	947.6
Gross profit	120.2	2.2	1.9	118.0
Selling, general and administrative expenses	69.9	(12.7)	(15.4)	82.6
Other income (expense)	—	(1.1)	(100.0)	1.1
Restructuring and asset impairment charges	4.1	4.1	100.0	—
Operating income	$46.2	$9.7	26.6	$36.5

Total sales and other operating revenues decreased 12.9% to $928.2 million primarily due to a 3.6% decrease in volumes sold primarily due to lower customer requirements in Asia and the timing of shipments in South America and Europe. Average sales prices decreased 9.2% and average tobacco costs per kilo decreased 11.2% primarily due to product mix and lower prices paid to tobacco suppliers across all regions due to a stronger U.S. dollar. Processing and other revenues and processing costs decreased primarily due to timing of processing for our former Brazilian subsidiary. As a result of product mix, gross margin increased slightly to $120.2 million and gross margin as a percentage of sales increased from 11.1% to 12.9%. Decreases in SG&A are associated with the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement. Restructuring and asset impairment charges in the current year are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa and to changes in certain defined benefit plans as a result of our restructuring initiative that began in the prior fiscal year. Operating income improved 26.6% from the prior year as a result of the impact of these changes.

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
As of December 31, 2015, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2017 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
Our working capital increased from $632.7 million at March 31, 2015 to $801.5 million at December 31, 2015. Our current ratio was 2.0 to 1 at December 31, 2015 and 2.1 to 1 at March 31, 2015. The increase in working capital is primarily related to the seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and South America crop cycles including the net advances to our Zimbabwe operation that is partially offset by the seasonal increase in notes payable to banks. Working capital also increased due to increased accounts receivables due to the timing of shipments and higher cash balances due to the timing of collection of receivables and payment of expenses in accordance with terms.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $170.2 million of our outstanding cash balance at December 31, 2015 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2015	2014 (As Restated)	2015 (As Restated)
Cash and cash equivalents	$195.2	$235.0	$143.8
Trade and other receivables, net	242.4	219.7	193.4
Inventories and advances to tobacco suppliers	998.8	1,006.8	778.7
Total current assets	1,577.7	1,580.8	1,217.1
Notes payable to banks	522.5	506.8	330.3
Accounts payable	57.5	59.7	73.3
Advances from customers	20.7	57.3	18.9
Total current liabilities	776.2	766.6	584.4
Current ratio	2.0 to 1	2.1 to 1	2.1 to 1
Working capital	801.5	814.2	632.7
Long-term debt	919.8	923.6	738.9
Stockholders’ equity attributable to Alliance One International, Inc.	170.4	214.1	194.0
Net cash provided (used) by:
Operating activities	(345.0)	(315.6)	(55.2)
Investing activities	(10.9)	(5.7)	(11.7)
Financing activities	406.1	323.1	(23.4)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $29.4 million in 2015 compared to 2014. The increase in cash used was primarily due to less cash from customer advances related to changes in customer requirements and increased recoverable income taxes based on interim tax calculations. Partially offsetting these increases in cash used is less cash used for payables in accordance with payment terms.

Investing Cash Flows
Net cash used by investing activities increased $5.2 million in 2015 compared to 2014. The increase in cash used was primarily due to less proceeds from sales of property, plant and equipment due to timing of sales of assets.

Financing Cash Flows
Net cash provided by financing activities increased $83.0 million in 2015 compared to 2014. This increase is primarily due to lower repayment of long-term debt in accordance with terms partially offset by lower net proceeds from short-term borrowings due to the timing of shipments and reductions in purchasing requirements for the current crop due to an oversupply in the market.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our senior secured revolving credit facility, long-term debt securities, customer advances and cash from operations when available. At December 31, 2015, we had cash of $195.2 million and total debt outstanding of $1,472.6 million comprised of $562.5 million of short-term and long-term notes payable to banks, $200.0 million of borrowings under the senior secured revolving credit facility, $1.3 million of other long-term debt and $708.8 million of 9.875% senior secured second lien notes. The $192.2 million seasonal increase in notes payable to banks from March 31, 2015 to December 31, 2015 results from anticipated seasonal fluctuation, principally for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended December 31, 2015 and 2014, respectively, were $558.0 million at a weighted average interest rate of 5.0% and $662.5 million at a weighted average interest rate of 5.0%. Aggregated peak borrowings by facility occurring at anytime during the three months ended December 31, 2015 and 2014 were repaid with cash provided by operating activities. Available credit as of December 31, 2015 was $413.1 million comprised of $10.3 million under our senior secured revolving credit facility, $394.0 million of notes payable to banks and $8.8 million of availability exclusively for letters of credit. In fiscal 2016, we expect to incur capital expenditures of approximately $20.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to shareholders during the quarter ended December 31, 2015 and payment of dividends is restricted under the terms of our senior secured revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.
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
On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"), which amended the Credit Agreement. See Note 20 "Subsequent Events" to the Notes to Condensed Consolidated Financial Statements.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of December 31, 2015:

			December 31, 2015
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
	2015	2015	Available	Rate
Senior secured credit facility:
Revolver (1)	$—	$200.0	10.3	5.5%
Senior notes:
9.875% senior notes due 2021	707.7	708.8	—	9.9%
Long-term foreign seasonal borrowings	30.0	40.0	—	2.9%
Other long-term debt	4.1	1.3	—	7.3%	(2)
Notes payable to banks (3)	330.3	522.5	394.0	5.2%	(2)
Total debt	$1,072.1	$1,472.6	404.3
Short term	$330.3	$522.5
Long term:
Long term debt current	$2.9	$30.3
Long term debt	738.9	919.8
	$741.8	$950.1
Letters of credit	$6.3	$8.1	8.8
Total credit available			$413.1
(1)  As of September 30, 2015 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2015.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2015, we had approximately $522.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $933.4 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $8.8 million available in unused letter of credit capacity with $8.1 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of December 31, 2015, approximately $40.0 million was drawn and outstanding with a maximum capacity totaling $40.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
See Note 1 "Basis of Presentation and Significant Accounting Policies" of Notes to Condensed Consolidated Financial Statements for further information.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2015 and had not been remediated as of December 31, 2015:

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2015 and had been remediated as of December 31, 2015:

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

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted above related to the material weaknesses at the Kenya subsidiary and Africa regional levels.

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

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q for the quarters ended December 31, 2015 and 2014 are fairly presented, in all material respects, in accordance with US GAAP.

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