Form 10-K
period 2016-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-07-12
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2016

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

Large Accelerated Filer    []   Accelerated Filer    [X]    Non-Accelerated filer    []    Smaller Reporting Company    []
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $167.6 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of July 1, 2016, there were 8,923,319 shares of Common Stock outstanding (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 11, 2016) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

A. The Company

Alliance One International, Inc. ("we," "Alliance One" or the "Company") is a Virginia corporation with revenues of approximately $1.9 billion and operating income of approximately $201.8 million for the year ended March 31, 2016. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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
          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Several of the large multinational cigarette manufacturers have operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to access and penetrate the international brand cigarette markets. As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs. We believe that for some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices. For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of the operations of existing leaf tobacco merchants, establishing new operations or contracting directly with suppliers. In fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International, Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. In recent years, Japan Tobacco, Inc. (“JTI”) enhanced their direct leaf procurement capabilities with the acquisition of small leaf processors in Malawi and Brazil and the formation a joint venture for tobacco leaf in the United States. Philip Morris International, Inc. (“PMI”) has also strengthened their direct leaf procurement capabilities with the acquisition of supplier contracts and the related assets from Alliance One and from another tobacco merchant in Brazil. In addition, some customers have entered into joint venture arrangements to secure their future leaf requirements. In fiscal 2016, some customers began reversing certain aspects of their previous vertical integration of operations. We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2016, 2015 and 2014, approximately 24%, 20% and 21%, respectively, of our purchases of tobacco were from the North America operating segment and approximately 76%, 80% and 79%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 61%, 63% and 63% of our total purchases for the three years ended March 31, 2016, 2015 and 2014, respectively, were from China, Brazil, Turkey and the Africa Region.

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
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of PMI and China Tobacco International, Inc. for the years ended March 31, 2016, 2015 and 2014.
          In 2016, Alliance One delivered approximately 44% of its tobacco sales to customers in Europe and approximately 16% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In 2016, these Belgium sales accounted for 7% of sales to customers in Europe. The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

Alliance One Employees
Alliance One's consolidated entities employed approximately 3,299 persons, excluding seasonal employees, in our worldwide operations at March 31, 2016. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,665 employees at March 31, 2016, excluding approximately 4,536 seasonal employees. Most seasonal employees are covered by collective bargaining agreements. In the North America operating segment, Alliance One's consolidated entities employed approximately 634 employees at March 31, 2016, excluding approximately 206 seasonal employees. Most seasonal employees as well as approximately 202 full-time factory personnel in the United States are covered by collective bargaining agreements. We consider Alliance One's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company's executive officers as of April 1, 2016, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
J. Pieter Sikkel	52	President and Chief Executive Officer

Graham J. Kayes	51	Executive Vice President - Business Relationship Management and Leaf

Jose Maria Costa Garcia	50	Executive Vice President - Global Operations and Supply Chain

Joel L. Thomas	49	Executive Vice-President - Chief Financial Officer

William L. O’Quinn, Jr.	47	Senior Vice President - Chief Legal Officer and Secretary

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
          For the year ended March 31, 2016, each of Philip Morris International, Inc. and China Tobacco International Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. During fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. In recent years, Japan Tobacco, Inc. vertically integrated operations in Malawi, Brazil and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Although in fiscal 2016, some customers began reversing certain aspects of their previous vertical integration of operations, further vertical integration by our customers could have a material adverse effect on our financial statements.

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
Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes which affect the supply of tobacco. Crop sizes may be affected by, among other things, crop infestation and disease, the volume of annual tobacco plantings and yields realized by supplier and suppliers' elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors.
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
We do business in more than 35 countries, some of which do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and we have reconsolidated MTC as of March 31, 2016.
          Our international operations are in areas where the demand is for the export of lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania and Turkey.
          In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of Malawi's economy as highly inflationary. Devaluation and appreciation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have recently had or may be subject to dramatic political regime change, such as Egypt. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

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

Risks relating to Our Operations (continued)

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

We have identified material weaknesses related to our internal controls and there can be no assurance that material weaknesses will not be identified in the future.
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
We access the short-term capital markets and, from time to time, the long-term markets to obtain financing. Although we believe that we can continue to access the capital markets in fiscal 2017 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us. Our U.S. revolver matures April 15, 2017 and we plan to either extend or refinance this facility during fiscal year 2017. Our inability to extend or refinance our U.S. revolver could impact our ability to meet our future liquidity requirements.

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
          As of March 31, 2016, we had approximately $486.0 million drawn and outstanding on short-term and long-term foreign seasonal lines with maximum capacity totaling $910.1 million subject to limitations under our senior secured credit facility. Additionally against these lines there was $13.1 million available in unused letter of credit capacity with $4.7 million issued but unfunded.
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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2016, we had approximately $1,396.5 million of indebtedness. In addition, the indenture governing the senior secured second lien notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.
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
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our publicly traded senior secured second lien notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line of $210.3 million. There was $200.0 million outstanding under this facility at March 31, 2016. If new debt is added to our current debt levels, the related risks we now face could intensify.

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
Global financial and credit markets exposes us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2016, we had approximately $486.0 million drawn and outstanding on short-term and long-term foreign seasonal lines with maximum capacity totaling $910.1 million. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing senior secured credit facility, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks that are lenders in the U.S. senior secured credit facility could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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
The Family Smoking Prevention and Tobacco Control Act, which amended the Food, Drug, and Cosmetic Act, extends the authority of the Food and Drug Administration ("FDA") to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product. The FDA has adopted regulations under the act establishing requirements for the sale, distribution and marketing of cigarettes, as well as package warnings and advertising limitations.
          In addition, the act directs the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice. Regulations under the act do not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco products, or to the producers of tobacco leaf, including tobacco suppliers, tobacco warehouses, and tobacco supplier cooperatives unless those entities are controlled by a tobacco product manufacturer, but do apply to our U.S. cut rag processing facility with respect to covered tobacco products.
In May 2016, the FDA finalized regulations, to be effective in August 2016, that extends its regulatory authority under the act to tobacco products not previously covered by its regulations, including vaporizers, vape pens, hookah pens, electronic cigarettes (or, e-cigarettes), e-pipes, and other types of electronic nicotine delivery systems, including e-liquids used in these devices, as well as pipe tobacco and cigars (including little cigars and cigarillos), and future novel tobacco products. These regulations require manufacturers of these additional tobacco products to, among other things submit an application and obtain FDA authorization to market a new tobacco product; register establishment(s) and submit product listing to FDA by December 31, 2016; submit listing of ingredients; submit information on harmful and potentially harmful constituents; submit tobacco health documents; not introduce into interstate commerce modified-risk tobacco products (e.g., products with label, labeling, or advertising representing that they

Risks Relating to the Tobacco Industry (continued)

Legislation and regulatory and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services. (continued)
reduce risk or are less harmful compared to other tobacco products on the market) without an FDA order; and include the required warning statement on packaging and advertisements. These regulations will extend to certain of our operations that had not previously been subject to the act, including the processing of pipe tobacco and tobacco for little cigars and cigarillos at our U.S. cut rag processing facility, and to Purilum, LLC, a 50% owned joint venture that develops, produces and sells consumable e-liquids to manufacturers and distributors of e-vapor products. In addition, the May 2016 regulations make these additional tobacco products subject to certain existing restrictions on the sale of cigarettes, including restrictions prohibiting sale to individuals under 18 years of age. In addition, in finalizing the May 2016 regulations, the FDA announced that it intends in the future to issue a proposed product standard that would, if finalized, eliminate characterizing flavors in all cigars, including cigarillos and little cigars.
The full impact of the act, including the May 2016 regulations and any future regulatory action to implement the act, is uncertain. However, if the effect of the act and FDA regulations under the act is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows and financial condition.
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

Risks Relating to the Tobacco Industry (continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2016.

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
          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE
NORTH AMERICA SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE, VA	STORAGE
OTHER REGIONS SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
ARARANGUA, BRAZIL	FACTORY/STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE
AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE
HARARE, ZIMBABWE	FACTORY/STORAGE
EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE
ASIA
NGORO, INDONESIA	FACTORY/STORAGE

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

	High	Low	Dividends Declared
Year Ended March 31, 2016
Fourth Quarter	$17.94	$8.33	$—
Third Quarter	21.03	10.35	—
Second Quarter	26.47	18.79	—
First Quarter	25.40	10.80	—
Year Ended March 31, 2015
Fourth Quarter	$16.30	$8.30	$—
Third Quarter	21.00	15.20	—
Second Quarter	27.40	19.30	—
First Quarter	30.10	23.00	—
          As of June 10, 2016, there were 4,465 shareholders, including 3,709 non-objecting beneficial holders of our common stock.
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
*$100 invested on 3/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright ©2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Cumulative Total Return

	03/31/2011	03/31/2012	03/31/2013	03/31/2014	03/31/2015	03/31/2016
Alliance One International, Inc.	$100.00	$93.78	$96.77	$72.64	27.36	43.68
S&P 500	$100.00	$108.54	$123.69	$150.73	169.92	172.95
S&P Smallcap 600	$100.00	$105.03	$121.98	$155.90	169.50	164.07
Custom Peer Group	$100.00	$112.11	$140.32	$145.22	128.04	160.54

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

		Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2016	2015 (6)	2014 (6)	2013 (6)	2012 (6)
Summary of Operations
Sales and other operating revenues	$1,904,592	$2,066,865	$2,354,996	$2,240,996	$2,149,468
Other income (expense) (1)	105,427	(66)	18,760	20,721	15,725
Restructuring and asset impairment charges (recoveries)	5,888	9,118	5,111	(55)	1,006
Operating income	201,787	97,295	105,513	162,201	149,636
Debt retirement expense (income) (2)	—	(771)	57,449	1,195	—
Net income (loss)	65,445	(28,034)	(102,876)	24,612	24,908
Net income (loss) attributable to Alliance One International, Inc.	65,532	(27,862)	(102,533)	23,913	25,168
Earnings Per Share Attributable to Alliance One International, Inc.:
Basic earnings (loss) per share	$7.38	$(3.16)	$(11.69)	$2.74	$2.89

Diluted earnings (loss) per share (3)	$7.38	$(3.16)	$(11.69)	$2.53	$2.61

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$815,532	$641,275	$803,038	$841,700	$824,838
Total assets	1,978,073	1,634,206	1,758,348	1,907,181	1,945,675
Long-term debt	920,089	738,943	900,363	830,780	821,453
Stockholders’ equity attributable to Alliance One International, Inc.	271,126	190,790	243,830	324,504	313,918

Other Data
Ratio of earnings to fixed charges	1.75	—	—	1.44	1.49
Coverage deficiency	n/a	$8,939	60,852	n/a	n/a
Common shares outstanding at year end (4)	8,900	8,858	8,816	8,764	8,738
Number of stockholders at year end (5)	4,465	4,995	5,346	5,582	6,380

(1) As of March 31, 2016, the Company determined that the significant doubt about our ability to control MTC was eliminated and recorded a gain of $106,203 upon reconsolidation.
(2) For the year ended March 31, 2014, the Company refinanced its credit facility and long-term debt which resulted in recognition of significant costs to retire existing debt and accelerated recognition of related deferred financing costs and original issue discounts. For the year ended March 31, 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of related deferred financing costs.
(3) For the years ended March 31, 2015 and 2014, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the years ended March 31, 2015 and 2014, assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
(4) Excluding 785 shares owned by a wholly owned subsidiary.
(5) Includes the number of stockholders of record and non-objecting beneficial owners.
(6) Includes adjustments for certain immaterial errors in previously issued financial statements. See Note 1, “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements" for further information.

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

Financial Results
Operating income for the fiscal year ended March 31, 2016 improved by $104.5 million to $201.8 million. This was the result of slight growth in full service sales volumes despite an oversupply of tobacco in global markets, reduced SG&A and restructuring costs and a one-time gain of $106.2 million in other operating income related to the reconsolidation of MTC. Total sales and other operating revenues decreased by 7.9% to $1,904.6 million mainly as a result of lower green leaf costs and lower processing revenues due to a stronger U.S. dollar, reduced crop sizes and a change from processing to full service by a customer in the United States leading to reduced throughput in the factories. However, gross margin as a percentage of sales remained consistent with the prior year. Full service volumes were bolstered by increased full service volumes from Uganda and the United States related to changes in customer sourcing models.

Liquidity
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Again, this year, working capital and cash cycle improvements are focal areas. Our improved cost structure and well-positioned inventories at year end are important elements. Inventories at year end are positioned below our internal plan and uncommitted inventories are lower than the prior year even with the inclusion of Zimbabwe inventories. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Condensed Consolidated Statements of Operations and Supplemental Information
	Twelve Months Ended March 31,
			Change					Change
(in millions, except per kilo amounts)	2016		$		%	2015		$		%	2014
Kilos sold	382.4		4.0		1.1	378.4		(46.4)		(10.9)	424.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,827.9		$(120.6)		(6.2)	$1,948.5		$(320.1)		(14.1)	$2,268.6
Average price per kilo	4.78		(0.37)		(7.2)	5.15		(0.19)		(3.6)	5.34
Processing and other revenues	76.7		(41.7)		(35.2)	118.4		32.5		37.8	85.9
Total sales and other operating revenues	1,904.6		(162.3)		(7.9)	2,066.9		(287.6)		(12.2)	2,354.5
Tobacco cost of goods sold:
Tobacco costs	1,553.2		(120.4)		(7.2)	1,673.6		(298.8)		(15.1)	1,972.4
Transportation, storage and other period costs	71.4		(6.8)		(8.7)	78.2		(17.7)		(18.5)	95.9
Derivative financial instrument and exchange (gains) losses	2.9		3.4		680.0	(0.5)		(8.6)		(106.2)	8.1
Total tobacco cost of goods sold	1,627.5		(123.8)		(7.1)	1,751.3		(325.1)		(15.7)	2,076.4
Average cost per kilo	4.26		(0.37)		(8.0)	4.63		(0.26)		(5.3)	4.89
Processing and other revenues cost of services sold	51.3		(20.8)		(28.8)	72.1		19.9		38.1	52.2
Total cost of goods and services sold	1,678.8		(144.6)		(7.9)	1,823.4		(305.2)		(14.3)	2,128.6
Gross profit	225.8		(17.7)		(7.3)	243.5		17.6		7.8	225.9
Selling, general, and administrative expenses	123.5		(13.5)		(9.9)	137.0		2.9		2.2	134.1
Other income (expense)	105.4		105.5		105,500.0	(0.1)		(18.9)		(100.5)	18.8
Restructuring and asset impairment charges	5.9		(3.2)		(35.2)	9.1		4.0		78.4	5.1
Operating income	201.8		104.5		107.4	97.3		(8.2)		(7.8)	105.5
Debt retirement expense (income)	—		0.8		100.0	(0.8)		(58.2)		(101.4)	57.4
Interest expense	117.2		3.9		3.4	113.3		(3.5)		(3.0)	116.8
Interest income	7.1		0.8		12.7	6.3		(0.8)		(11.3)	7.1
Income tax expense	32.2		10.3		47.0	21.9		(19.3)		(46.8)	41.2
Equity in net income of investee companies	6.0		3.2		114.3	2.8		2.7		2,700.0	0.1
Loss attributable to noncontrolling interests	(0.1)		0.1		50.0	(0.2)		0.1		33.3	(0.3)
Income (loss) attributable to Alliance One International, Inc.	$65.5	*	$93.4	*	334.8	$(27.9)	*	74.6	*	72.8	$(102.5)	*
*Amounts do not equal column totals due to rounding.

Comparison of the Year Ended March 31, 2016 to the Year Ended March 31, 2015

Summary
Total sales and other operating revenues decreased by 7.9% to $1,904.6 million. Tobacco revenues decreased 6.2% and average sales prices decreased 7.2% due to changes in product mix, the negative impact on pricing resulting from an oversupply of tobacco in the market and lower prices paid to tobacco suppliers in most regions due to a stronger U.S. dollar. Certain customers in North America changed their requirements during the current year from processing services only to purchases of full service tobaccos. This shift in requirements resulted in increased volumes, tobacco revenues and tobacco costs which were partially offset by decreased processing revenues and processing costs related to the change in sales terms and weather-related reduced crop sizes when compared with the previous year. However, volumes remained consistent with the prior year from reduced requirements in some markets and the timing of shipments in North America and Europe. Changes in product mix and lower prices paid to tobacco suppliers across all regions partially offset by currency movement reduced tobacco costs overall as well as lowered average

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2016 to the Year Ended March 31, 2015

Summary (continued)

tobacco costs on a per kilo basis. As a result, gross margin decreased 7.3% to $225.8 million however gross margin as a percentage of sales remained consistent with the prior year. SG&A decreased primarily from the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement that were partially offset by increased legal and professional fees in respect of the errors identified in our Kenya operation during the second quarter of the current year. During the fourth quarter of the current year, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income. Restructuring and asset impairment charges in the current year are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa and to changes in certain defined benefit plans as a result of our restructuring initiative that began in the prior fiscal year. Charges in the prior year are primarily employee severance charges in connection with our restructuring plan that began in the fourth quarter of the prior year. Due to the changes in our results for the year, operating income increased 107.4% to $201.8 million.
Our interest costs increased from the prior year primarily due to higher amortization of debt costs and higher average borrowings. Our effective tax rate was 35.1% this year compared to (245.2)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in income for the respective years; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the years that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2016	$	%	2015
Kilos sold	71.6	18.0	33.6	53.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$420.7	$57.4	15.8	$363.3
Average price per kilo	5.88	(0.90)	(13.3)	6.78
Processing and other revenues	47.4	(30.3)	(39.0)	77.7
Total sales and other operating revenues	468.1	27.1	6.1	441.0
Tobacco cost of goods sold
Tobacco costs	369.7	53.5	16.9	316.2
Transportation, storage and other period costs	13.0	2.0	18.2	11.0
Derivative financial instrument and exchange (gains) losses	0.8	3.1	134.8	(2.3)
Total tobacco cost of goods sold	383.5	58.6	18.0	324.9
Average cost per kilo	5.36	(0.70)	(11.6)	6.06
Processing and other revenues costs of services sold	33.6	(11.9)	(26.2)	45.5
Total cost of goods and services sold	417.1	46.7	12.6	370.4
Gross profit	51.0	(19.6)	(27.8)	70.6
Selling, general and administrative expenses	25.9	(4.0)	(13.4)	29.9
Other income	0.1	(0.1)	(50.0)	0.2
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$25.2	$(15.2)	(37.6)	$40.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2016 to the Year Ended March 31, 2015 (continued)

North America Region (continued)

Total sales and other operating revenues increased 6.1% to $468.1 million while total cost of goods and services sold increased 12.6% to $417.1 million. In the current year, certain customer requirements changed from providing processing services only in the prior year to providing full service tobacco sales in the current year. As a result, volumes, tobacco revenues and tobacco costs increased but were partially offset by the related decrease in processing revenues and cost of services. The 33.6% increase in volumes was partially offset by the timing of shipments. Tobacco revenues and tobacco costs of goods sold increases due to the change in customer requirements were partially offset by the timing of shipments and product mix which also decreased average sales prices and average cost of tobacco on a per kilo basis. In addition, the decrease in tobacco costs of goods sold was partially offset by increased period costs as a result of maintaining two U.S. cut rag facilities in the current year and the negative impact of exchange rate movement. Processing revenues and costs of services also decreased due to weather-related reduced crop sizes which particularly negatively impacted costs of services as a result of lower throughput. As a result, gross margin decreased 27.8% to $51.0 million and gross margin as a percentage of sales decreased from 16.0% to 10.9% when compared to the prior year. Reductions in SG&A were attributable to allocations for general corporate services. Asset impairment charges in the prior year are for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Operating income declined 37.6% from the prior year as a result of the impact of the change in results for the region.

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2016	$	%	2015
Kilos sold	310.8	(14.0)	(4.3)	324.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,407.2	$(178.0)	(11.2)	$1,585.2
Average price per kilo	4.53	(0.35)	(7.2)	4.88
Processing and other revenues	29.3	(11.4)	(28.0)	40.7
Total sales and other operating revenues	1,436.5	(189.4)	(11.6)	1,625.9
Tobacco cost of goods sold
Tobacco costs	1,183.5	(173.9)	(12.8)	1,357.4
Transportation, storage and other period costs	58.4	(8.8)	(13.1)	67.2
Derivative financial instrument and exchange losses	2.1	0.3	16.7	1.8
Total tobacco cost of goods sold	1,244.0	(182.4)	(12.8)	1,426.4
Average cost per kilo	4.00	(0.39)	(8.9)	4.39
Processing and other revenues costs of services sold	17.7	(8.9)	(33.5)	26.6
Total cost of goods and services sold	1,261.7	(191.3)	(13.2)	1,453.0
Gross profit	174.8	1.9	1.1	172.9
Selling, general and administrative expenses	97.6	(9.5)	(8.9)	107.1
Other income (expense)	105.3	105.6	35,200.0	(0.3)
Restructuring and asset impairment charges	5.9	(2.7)	(31.4)	8.6
Operating income	$176.6	$119.7	210.3	$56.9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Other Regions (continued)

Total sales and other operating revenues decreased 11.6% to $1,436.5 million primarily due to a 4.3% decrease in volumes sold primarily due to lower customer requirements in Asia and Europe and the timing of shipments in Europe. Average sales prices decreased 7.2% and average tobacco costs per kilo decreased 8.9% primarily due to product mix, lower prices paid to tobacco suppliers across all regions and the impact on costs due to a stronger U.S. dollar. Processing and other revenues and processing costs decreased primarily due to timing of processing for our former Brazilian subsidiary. As a result of product mix, gross margin increased slightly to $174.8 million and gross margin as a percentage of sales increased from 10.6% to 12.2%. Decreases in SG&A are associated with the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement that were partially offset by increased legal and professional fees in respect of the errors identified in our Kenya operation during the second quarter of the current year. During the fourth quarter of the current year, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income. Restructuring and asset impairment charges in the current year are primarily attributable to impairment of advances to tobacco suppliers and real property in Africa and to changes in certain defined benefit plans as a result of our restructuring initiative that began in the prior fiscal year compared to charges in the prior year primarily due to employee severance costs in connection the same restructuring plan. Operating income improved 210.3% from the prior year as a result of the impact of these changes.

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014

Summary
Total sales and other operating revenues decreased 12.2% to $2,066.9 million primarily due to a 10.9% decrease in volumes and a 3.6% decrease in average sales price. Processing revenues and cost of services increases were primarily due to processing for our former Brazilian subsidiary that is now deconsolidated following the completion of a joint venture in March 2014 and increased customer requirements due to a larger U.S. flue cured crop this year. Reduced volumes were primarily from Brazil due to the deconsolidation of the former Brazilian subsidiary as well as the impact of an oversupply of tobacco in the global market. Lower average sales prices and average tobacco costs on a per kilo basis were primarily the result of product mix, lower prices paid to tobacco suppliers across most regions in response to the oversupply market and exchange rate movement. Average tobacco costs per kilo were further decreased due to lower period costs primarily from the non-recurrence of prior year losses in Zambia related to reduced recoveries from tobacco suppliers. The decreases in tobacco costs more than offset the decreases in tobacco revenues and gross margin increased 7.8% to $243.5 million. Although volumes decreased this year, the impact of product mix, higher green costs not fully recovered from customers in the prior year, the non-recurrence of Zambia losses and improvement in currency movements, our gross margin as a percentage of sales improved from 9.6% to 11.8%. SG&A increased primarily from increased reserves for customer receivables that were substantially offset by lower compensation costs, professional fees, and amortization related to internally developed software. Other income decreased primarily due to the prior year gain of $20.4 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are primarily related to employee severance costs in connection with our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. The prior year included restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and equipment charges in Africa. Primarily due to the non-recurrence of the prior year Brazil other income gain, operating income decreased 7.8% compared with the prior year.
          In the prior year, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $57.4 million were recorded including $21.3 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs decreased from the prior year related primarily due to lower amortization of debt costs and average borrowings partially offset by higher average rates. Our effective tax rate was (245.2)% this year compared to (66.8)% last year. The variance in the effective tax rate between this year and last year is mainly related to differences in forecasted income for the respective years, differences in year-to-date income; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014 (continued)

North America Region

North America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	53.6	(10.6)	(16.5)	64.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$363.3	$(71.2)	(16.4)	$434.5
Average price per kilo	6.78	0.01	0.1	6.77
Processing and other revenues	77.7	13.8	21.6	63.9
Total sales and other operating revenues	441.0	(57.4)	(11.5)	498.4
Tobacco cost of goods sold
Tobacco costs	316.2	(69.6)	(18.0)	385.8
Transportation, storage and other period costs	11.0	0.4	3.8	10.6
Derivative financial instrument and exchange gains	(2.3)	(1.4)	(155.6)	(0.9)
Total tobacco cost of goods sold	324.9	(70.6)	(17.9)	395.5
Average cost per kilo	6.06	(0.10)	(1.6)	6.16
Processing and other revenues costs of services sold	45.5	4.8	11.8	40.7
Total cost of goods and services sold	370.4	(65.8)	(15.1)	436.2
Gross profit	70.6	8.4	13.5	62.2
Selling, general and administrative expenses	29.9	(0.6)	(2.0)	30.5
Other income	0.2	0.2	100.0	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$40.4	$8.7	27.4	$31.7

Total sales and other operating revenues as well as total cost of goods and services sold decreased due to a 16.5% decrease in volumes primarily the result of an oversupply of tobacco in the global market and the timing of shipments. Average sales prices were consistent with the prior year while average cost of tobacco on a per kilo basis decreased as a result of a larger U.S. crop this year. Processing revenues and cost of services increases were due to increased customer volumes also related to a larger U.S. crop this year. Although tobacco volumes were lower, the increased throughput resulted in a 13.5% increase in gross margin and gross margin as a percentage of sales improved from 12.5% in the prior year to 16.0% in the current year. Reductions in SG&A were attributable to lower compensation costs. With the construction of a new U.S. cut rag facility with state of the art machinery and equipment, an asset impairment charge of $0.5 million was taken during the current year related to machinery and equipment at the previous facility. Operating income improved 27.4% from the prior year as a result of the impact of the change in results for the region.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2015 to the Year Ended March 31, 2014 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2015	$	%	2014
Kilos sold	324.8	(35.8)	(9.9)	360.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,585.2	$(248.9)	(13.6)	$1,834.1
Average price per kilo	4.88	(0.21)	(4.1)	5.09
Processing and other revenues	40.7	18.7	85.0	22.0
Total sales and other operating revenues	1,625.9	(230.2)	(12.4)	1,856.1
Tobacco cost of goods sold
Tobacco costs	1,357.4	(229.2)	(14.4)	1,586.6
Transportation, storage and other period costs	67.2	(18.1)	(21.2)	85.3
Derivative financial instrument and exchange losses	1.8	(7.2)	(80.0)	9.0
Total tobacco cost of goods sold	1,426.4	(254.5)	(15.1)	1,680.9
Average cost per kilo	4.39	(0.27)	(5.8)	4.66
Processing and other revenues costs of services sold	26.6	15.1	131.3	11.5
Total cost of goods and services sold	1,453.0	(239.4)	(14.1)	1,692.4
Gross profit	172.9	9.2	5.6	163.7
Selling, general and administrative expenses	107.1	3.5	3.4	103.6
Other income (expense)	(0.3)	(19.1)	(101.6)	18.8
Restructuring and asset impairment charges	8.6	3.5	68.6	5.1
Operating income	$56.9	$(16.9)	(22.9)	$73.8

Total sales and other operating revenues and total cost of goods and services sold decreased primarily due to a 9.9% decrease in volumes after the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014. Lower average sales prices and costs on a per kilo basis are primarily due to product mix, lower prices paid to tobacco suppliers as well as the oversupply of tobacco in the global market. Lower tobacco revenues and costs were partially offset by opportunistic sales of Asian tobacco. Currency movements in Euro-denominated sales and costs also lowered average sales prices and tobacco costs on a per kilo basis. Average tobacco costs per kilo were further reduced by the non-recurrence of the prior year charge for lower recoveries from Zambian tobacco suppliers of approximately $11.0 million. The decrease in tobacco costs more than offset the decrease in revenues. Processing and other revenue and cost increases this year were the result of processing for the former Brazilian subsidiary that is now deconsolidated and the delay in delivery of the current crop. As a result, gross margin increased 5.6% to $172.9 million and gross margin as a percentage of sales increased from 8.8% to 10.6%. Increases in SG&A are associated with increased reserves for customer receivables which were partially offset by lower compensation costs, professional fees and amortization related to internally developed software. Other income decreased primarily due to the prior year gain of $20.9 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. Restructuring and asset impairment charges in the current year are employee severance costs as part of our restructuring and cost reduction plan announced during the quarter ended March 31, 2015. The prior year restructuring and asset impairment charges were related to a joint processing venture in Turkey and equipment charges in Africa. As a result of the decrease in other income in Brazil, operating income decreased 22.9% to $56.9 million this year.

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
          At March 31, 2016, we had $199.7 million in cash on our balance sheet, $10.3 million available under the senior secured revolving credit facility, $486.0 million outstanding under short-term and long term foreign lines with an additional $416.4 million available under those lines and $1.3 million outstanding of other debt for a total of $626.3 million of debt availability and cash on hand around the world, excluding $4.7 million in issued but unfunded letters of credit with $13.1 million available. Another source of liquidity as of March 31, 2016 was $171.3 million funded under our accounts receivable sale programs. Additionally, customer advances were $9.9 million in 2016 compared to $18.9 million in 2015. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. We believe that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2017. Effective March 31, 2016, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior secured second lien notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information. Note that in March 2016, Moody's Investors Service downgraded the Corporate Family Rating of the Company to Caa2 from Caa1. Moody's also downgraded the Probability of Default Rating to Caa2-PD from Caa1-PD, and the senior secured second lien note rating to Caa3 with a Loss Given Default (“LGD”) of 5 from Caa2 and a LGD of 5. At the same time Moody's affirmed the Company's senior secured bank credit facility rating at B1 with a LGD of 1 and the Speculative Grade Liquidity Rating at SGL-4. Standard & Poor’s (“S&P”) ratings are Corporate Credit Rating CCC+, senior secured second lien note rating CCC with a recovery rating (“RR”) of 5 and a senior secured debt rating of B with a RR of 1. S&P currently has outlook negative and as of June 3, 2016, Moody's has outlook positive. However, we affirm our belief that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2017. Our U.S revolver matures April 15, 2017 and we plan to either extend or refinance this facility during fiscal year 2017.  Our access to capital meets our current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill our future funding requirements. General deterioration of our business and the cash flow that it generates, failure to renew foreign lines or an inability to extend or refinance our U.S. revolver could impact our ability to meet our future liquidity requirements.
          Seasonal liquidity beyond cash flow from operations is provided by our senior secured credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2016 and 2015, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2016	2015
Average short-term borrowings	$444.8	$454.8
Aggregated peak short-term borrowings outstanding	$665.0	$662.5
Weighted-average interest rate on short-term borrowings	5.18%	5.12%

          Aggregated peak borrowings for 2016 were during the fourth quarter of 2016 compared to during the third quarter for 2015. The peak borrowings occurred in the fourth quarter of 2016 due to the timing of repayments in the South America and Africa regions as compared to 2015. Peak borrowings for 2016 and 2015 were repaid with cash provided by operating activities.
          As of March 31, 2016, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital
Our working capital increased to $815.5 million at March 31, 2016 from $641.3 million at March 31, 2015. Our current ratio was 2.2 to 1 at March 31, 2016 compared to 2.1 to 1 at March 31, 2015. The reconsolidation of MTC at March 31, 2016 contributed $15.4 million to the increase in working capital. The remaining increase in working capital is attributable to higher cash balances due to the collection of receivables in accordance with terms, higher accounts receivable due to the timing of sales and higher

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital (continued)

inventory and advances to tobacco suppliers due to the timing of shipments and the continued oversupply of tobacco in the market.
          The following table is a summary of items from the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Approximately $192.2 million of our outstanding cash balance at March 31, 2016 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, due to the valuation allowance on U.S. tax loss carryovers and foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
			Change			Change
(in millions except for current ratio)	2016		$	%	2015	$	%	2014
Cash and cash equivalents	$199.7		$55.9	38.9	$143.8	$(91.0)	(38.8)	$234.8
Net trade and other receivables	401.0		161.5	67.4	239.5	20.0	9.1	219.5
Inventories and advances to tobacco suppliers	833.2		55.9	7.2	777.3	(14.5)	(1.8)	791.8
Total current assets	1,490.4		264.7	21.6	1,225.7	(77.7)	(6.0)	1,303.4
Notes payable to banks	476.0	(1)	145.7	44.1	330.3	117.6	55.3	212.7
Accounts payable	81.6		8.3	11.3	73.3	(41.9)	(36.4)	115.2
Advances from customers	9.9		(9.0)	(47.6)	18.9	(3.2)	(14.5)	22.1
Total current liabilities	674.8		90.4	15.5	584.4	84.0	16.8	500.4
Current ratio	2.2 to 1				2.1 to 1			2.6 to 1
Working capital	815.5		174.2	27.2	641.3	(161.7)	(20.1)	803.0
Total long term debt	920.1		181.2	24.5	738.9	(161.5)	(17.9)	900.4
Stockholders’ equity attributable to Alliance One International, Inc.	271.1		80.3	42.1	190.8	(53.0)	(21.7)	243.8

Net cash provided (used) by:
Operating activities	$(135.3)		$(80.1)		$(55.2)	$(317.7)		$262.5
Investing activities	(13.5)		(1.8)		(11.7)	8.7		(20.4)
Financing activities	193.6		217.0		(23.4)	77.1		(100.5)

(1) Includes $130.6 million of debt owed by MTC under a short-term credit facility in which one of our other subsidiaries has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84.3 million of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC.
Operating Cash Flows
Net cash used by operating activities increased $80.1 million compared to 2015 which increased $317.7 million compared to 2014. The increase in cash used in 2016 compared to 2015 is primarily due to the increase in accounts receivable as a result of the timing of sales in the fourth quarter partially offset by less cash used for accounts payable due to the timing of payments in accordance with terms. The increase in cash used in 2015 compared to 2014 is primarily due to increased inventory and advances to suppliers due to the impact of an oversupply in the global market, increased accounts receivable due to the timing of sales in the fourth quarter in accordance with terms and decreased accounts payable due to the timing of payments in accordance with terms.
Investing Cash Flows
Net cash used by investing activities increased $1.8 million in 2016 compared to 2015 which decreased $8.7 million compared to 2014. The increase in cash used in 2016 is primarily due to lower purchases of property and equipment partially offset by lower proceeds from the sale of property. The decrease in cash used in 2015 is primarily due to higher proceeds from the sale of property. Lower purchases of intangible assets in 2015 were offset by lower proceeds from surrender of life insurance policies and net cash received from the sale of 51% interest in a Brazilian subsidiary in 2014, and increased restrictions on cash primarily for social responsibility programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash provided by financing activities increased $217.0 million in 2016 compared to 2015 which increased $77.1 million compared to 2014. The increase in cash provided in 2016 is primarily due to less repayment of our revolver during the year due to the higher balance outstanding at year end. The increase in cash provided in 2015 compared to 2014 is primarily related to lower debt issuance and debt retirement costs due to the debt refinancing in 2014. Cash used in 2015 also decreased due to higher net proceeds from short term borrowings due to the timing of shipments in the fourth quarter which were substantially offset by lower net proceeds from long-term borrowings due to the debt refinancing in 2014.
          Certain debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of March 31, 2016:

			March 31, 2016
	Outstanding		Lines and
	March 31, 2015	March 31, 2016	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
(in millions)			Available	Rate		2017	2018	2019	2020	2021	Later
Senior secured credit facility:
Revolver (1)	$—	$200.0	$10.3	5.4%	(2)	$—	$200.0	$—	$—	$—	$—
Senior notes:
9.875% senior secured second lien notes due 2021 (4)	707.7	709.2	—	9.9%		—	—	—	—	—	709.2
Long-term foreign seasonal borrowings	30.0	10.0	—	3.8%	(2)	—	10.0	—	—	—	—
Other long-term debt	4.1	1.3	—	7.2%	(2)	0.4	0.2	0.1	0.3	0.1	0.2
Notes payable to banks (3)	330.3	476.0	416.4	5.2%	(2)	476.0	—	—	—	—	—
Total debt	$1,072.1	$1,396.5	426.7			$476.4	$210.2	$0.1	$0.3	$0.1	$709.4
Short-term (3)	$330.3	$476.0
Long-term:
Long-term debt current	$2.9	$0.4
Long-term debt	738.9	920.1
	$741.8	$920.5
Letters of credit	$6.3	$4.7	13.1
Total credit available			$439.8

(1) As of March 31, 2016, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $210.3 million Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2016.
(3)  Primarily foreign seasonal lines of credit. At March 31, 2016, the outstanding amount includes $130.6 million of debt owed by MTC under a short-term credit facility in which one of our other subsidiaries has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84.3 million of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC.
(4) Repayment of $709.2 million is net of original issue discount of $10.8 million. Total repayment will be $720.0 million.

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
Borrowings under the senior secured credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances and certain U.S. fixed assets.

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

Fourth amendment. On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"), which amended the Credit Agreement. See Note 21 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Fifth amendment. On July 6, 2016, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment"), which amended the Credit Agreement. See Note 21 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Financial covenants. After giving effect to the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment to the Amended and Restated Credit Agreement, the financial covenants and required financial ratios at March 31, 2016 are as follows:

• a minimum consolidated interest coverage ratio of not less than 1.70 to 1.00 for the fiscal quarter ended March 31, 2016 (1.90 to 1.00 for the fiscal quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 and 1.65 to 1.00 for the fiscal quarter ending March 31, 2017);

• a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 5.50 to 1.00 for the fiscal quarter ended March 31, 2016 (6.25 to 1.00 for the fiscal quarter ending June 30, 2016, 6.45 to 1.00 for the fiscal quarter ending and September 30, 2016, 6.25 to 1.00 for the fiscal quarter ending December 31, 2016, and 5.50 to 1.00 for the fiscal quarter ending March 31, 2017);

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

• a maximum amount of the Company's annual capital expenditures of $52.5 million during the fiscal year ending March 31, 2016 and $40.0 million during any fiscal year thereafter, in each case with a one-year carry-forward (not in excess of $40.0 million) for unused capital expenditures in any fiscal year below the maximum amount.

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

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and certain lenders can demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2016, the Company had approximately $476.0 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $910.1 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $13.1 million available in unused letter of credit capacity with $4.7 million issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2016, approximately $10.0 million was drawn and outstanding with maximum capacity totaling $10.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Dividends
The senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Secured Second Lien Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2016, we did not satisfy this fixed charge coverage ratio. We may from time to time not satisfy this ratio.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2016.

		Payments / Expirations by Period
(in millions)	Total	2017	Years 2018-2019	Years 2020-2021	After 2021
Long-Term Debt Obligations*	$1,319.4	$84.3	$357.0	$147.3	$730.8
Other Long-Term Obligations**	46.4	6.8	8.5	8.9	22.2
Operating Lease Obligations	46.6	16.9	20.4	7.8	1.5
Tobacco and Other Purchase Obligations	800.0	588.0	212.0	—	—
Beneficial Interest in Receivables Sold	40.4	40.4	—	—	—
Amounts Guaranteed for Tobacco Suppliers	210.7	210.7	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,463.5	$947.1	$597.9	$164.0	$754.5
* Long-Term Debt Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no additional drawings after March 31, 2016 on the senior secured credit facility until the maturity of April 15, 2017, in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2016. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2021" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers, primarily in the United States, Brazil, Malawi and Turkey, to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material.

Beneficial Interest in Receivables Sold
We sell accounts receivable under two revolving trade accounts receivable securitization programs. Under the agreements, we receive either 80% or 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interest is subordinate to the purchaser of the receivables. See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (continued)

Amounts Guaranteed for Tobacco Suppliers
In Brazil and Malawi, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for financing by certain unconsolidated subsidiaries in Asia and Brazil. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures
We have projected a total of $22.0 million in capital investments for our 2017 fiscal year. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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
          Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal. If the yield adjustment is normal, then we capitalize the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then we immediately charge the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country. Our normal yield adjustment in the South America region is to 5.0%.
          We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on our advances are recognized upon delivery of tobacco as a decrease in our cost of the current crop.
          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2016, 2015 and 2014. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2016	2015	2014
Favorable variances (including mark-up)	$14.2	$19.8	$18.2
Unfavorable variances (including unrecoverable advances)	(8.5)	(11.4)	(15.3)
Net favorable variance in crop cost in inventory	$5.7	$8.4	$2.9

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
For 2016, favorable variances decreased due to the currency impact in South America and due to smaller crops in Other Regions due to the global oversupply situation. Additionally, unfavorable variances decreased for similar reasons, as well as fewer unrecoverable advances in certain locations.
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
We believe the favorable variances relating to the 2016, 2015 and 2014 crops are representative of average favorable variance percentages based on market conditions and currency rates in each year. The Company did not incur any other changes in net variances within the Other Regions operating segments for 2016, 2015 and 2014 that were absorbed into inventory.

North America Region
In Guatemala, we advance some inputs to suppliers for the coming crop based on expected crop production. For 2016, 2015, and 2014, advances in North America have a minor impact to the consolidated favorable and unfavorable variances.

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

Business Combinations
The reconsolidation of MTC has been treated as a purchase business combination which requires recording the assets and liabilities of MTC at their estimated fair values. The Company employed a discounted cash flow model to estimate the fair values of the assets and liabilities. The model used assumptions and estimates including projections of financial information; forecasted capital expenditure requirements and related tax depreciation; cash-free, debt-free long-term growth rate; and discount rate. Management's estimates were based on historical performance, current market conditions and industry trends, long-term customer relationships and strategic plans for future business growth and opportunities. Liquidity assumptions were based on the historical and current economic environments in capital markets.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $4.5 million in the fiscal year ended March 31, 2017 as compared to March 31, 2016. We continually evaluate ways to better manage benefits and control costs. The cash contribution to our employee benefit plans in fiscal 2016 was $7.7 million and is expected to be $6.8 million in fiscal 2017.
          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.
          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(17,093)	$(290)
1% decrease in discount rate	$20,082	$211

1% increase in salary increase assumption	$192	$44
1% decrease in salary increase assumption	$(177)	$(46)

1% increase in cash balance crediting rate	$1,449	$105
1% decrease in cash balance crediting rate	$(1,250)	$(90)

1% increase in rate of return on assets		$(905)
1% decrease in rate of return on assets		$905

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
However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $(0.9) million, $3.8 million and $(4.7) million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. We recognized exchange losses of $5.6 million, $7.9 million and $7.6 million related to tax balances in our tax expense for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $0.1 million, $(12.5) million and $4.1 million in 2016, 2015, and 2014, respectively, as a result of fluctuations in these currencies.
          Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 27.3% or $33.8 million of our total SG&A expenses for the twelve months ended March 31, 2016. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.4 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $6.7 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2016	2015	2014
Sales and other operating revenues	$1,904,592	$2,066,865	$2,354,536
Cost of goods and services sold	1,678,798	1,823,366	2,128,586
Gross profit	225,794	243,499	225,950
Selling, general and administrative expenses	123,546	137,020	134,086
Other income (expense)	105,427	(66)	18,760
Restructuring and asset impairment charges	5,888	9,118	5,111
Operating income	201,787	97,295	105,513
Debt retirement expense (income)	—	(771)	57,449
Interest expense	117,190	113,273	116,827
Interest income	7,077	6,268	7,068
Income (loss) before income taxes and other items	91,674	(8,939)	(61,695)
Income tax expense	32,215	21,918	41,241
Equity in net income of investee companies	5,986	2,823	60
Net income (loss)	65,445	(28,034)	(102,876)
Less: Net loss attributable to noncontrolling interests	(87)	(172)	(343)
Net income (loss) attributable to Alliance One International, Inc.	$65,532	$(27,862)	$(102,533)

Earnings (loss) per share:
Basic	$7.38	$(3.16)	$(11.69)
Diluted	$7.38	$(3.16)	$(11.69)

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2016	2015	2014
Net income (loss)	$65,445	$(28,034)	$(102,876)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	108	(12,514)	4,084
Pension prior service credit (cost) and net actuarial gain (loss), net of tax of $(328) in 2016, $186 in 2015 and $(306) in 2014	12,437	(15,546)	13,007
Total other comprehensive income (loss), net of tax	12,545	(28,060)	17,091
Total comprehensive income (loss)	77,990	(56,094)	(85,785)
Comprehensive loss attributable to noncontrolling interests	(80)	(172)	(343)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$78,070	$(55,922)	$(85,442)

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

	March 31, 2016	March 31, 2015
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$199,720	$143,849
Trade receivables, net	303,907	184,772
Other receivables	97,101	54,731
Accounts receivable, related parties	1,920	7,491
Inventories	791,340	739,563
Advances to tobacco suppliers	41,837	37,767
Recoverable income taxes	13,421	3,433
Current deferred taxes	—	15,586
Prepaid expenses	20,016	23,901
Current derivative asset	—	1,373
Other current assets	21,096	13,233
Total current assets	1,490,358	1,225,699
Other assets
Investments in unconsolidated affiliates	58,259	54,694
Goodwill	16,463	2,794
Other intangible assets	50,571	29,097
Long-term recoverable income taxes	8,686	6,571
Deferred income taxes	38,773	32,111
Other deferred charges	13,809	17,695
Other noncurrent assets	23,629	27,631
	210,190	170,593
Property, plant and equipment, net	277,525	237,914
	$1,978,073	$1,634,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$475,989	$330,254
Accounts payable	81,649	73,349
Due to related parties	20,490	58,512
Advances from customers	9,895	18,906
Accrued expenses and other current liabilities	74,425	87,815
Income taxes	12,022	12,694
Long-term debt current	356	2,894
Total current liabilities	674,826	584,424

Long-term debt	920,089	738,943
Deferred income taxes	16,924	2,454
Liability for unrecognized tax benefits	9,809	11,011
Pension, postretirement and other long-term liabilities	81,753	103,310
	1,028,575	855,718
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 9,685 issued and outstanding (9,644 at March 31, 2015)	470,830	468,564
Retained deficit	(145,856)	(211,388)
Accumulated other comprehensive loss	(53,848)	(66,386)
Total stockholders’ equity of Alliance One International, Inc.	271,126	190,790
Noncontrolling interests	3,546	3,274
Total equity	274,672	194,064
	$1,978,073	$1,634,206
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2013	$460,914	$(80,993)	$(5,724)	$(49,693)	$3,638	$328,142
Net loss	—	(102,533)	—	—	(343)	(102,876)
Restricted stock surrendered	(337)	—	—	—	—	(337)
Stock-based compensation	5,105	—	—	—	—	5,105
Other comprehensive income, net of tax	—	—	4,084	13,007	—	17,091
Balance, March 31, 2014	$465,682	$(183,526)	$(1,640)	$(36,686)	$3,295	$247,125
Net loss	—	(27,862)	—	—	(172)	(28,034)
Acquisition of noncontrolling interest	—	—	—	—	151	151
Restricted stock surrendered	(146)	—	—	—	—	(146)
Stock-based compensation	3,028	—	—	—	—	3,028
Other comprehensive loss, net of tax	—	—	(12,514)	(15,546)	—	(28,060)
Balance, March 31, 2015	$468,564	$(211,388)	$(14,154)	$(52,232)	$3,274	$194,064
Net income (loss)	—	65,532	—	—	(87)	65,445
Acquisition of noncontrolling interest	—	—	—	—	352	352
Restricted stock surrendered	(157)	—	—	—	—	(157)
Stock-based compensation	2,423	—	—	—	—	2,423
Other comprehensive income, net of tax	—	—	108	12,430	7	12,545
Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$3,546	$274,672

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2016	2015	2014
Operating activities
Net income (loss)	$65,445	$(28,034)	$(102,876)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	28,361	29,623	32,427
Debt amortization/interest	11,333	8,816	12,707
Debt retirement	—	(771)	57,449
Restructuring and asset impairment charges	5,888	9,118	5,111
Loss on foreign currency transactions	6,498	8,274	12,348
Gain on sale of property, plant and equipment	(597)	(1,751)	(3,175)
Reconsolidation of subsidiary	(106,203)	—	—
Gain on disposition of stock in subsidiaries	—	—	(20,369)
Loss on acquisition of equity method investment	—	—	1,253
Bad debt expense	(169)	12,368	312
Equity in net income of unconsolidated affiliates, net of dividends	(4,105)	(2,823)	783
Stock-based compensation	2,874	3,194	3,222
Changes in operating assets and liabilities, net:
Trade and other receivables	(149,825)	(50,358)	51,085
Inventories and advances to tobacco suppliers	(13,747)	(3,992)	168,900
Deferred items	(2,439)	(18,025)	4,888
Recoverable income taxes	(8,563)	(1,372)	(1,370)
Payables and accrued expenses	46,767	(23,408)	26,838
Advances from customers	(19,224)	(3,638)	3,330
Current derivative asset	1,373	(1,373)	3,145
Prepaids	6,218	1,743	4,238
Income taxes	2,943	5,511	538
Other operating assets and liabilities	(8,382)	1,452	(1,127)
Other, net	227	223	2,815
Net cash provided (used) by operating activities	(135,327)	(55,223)	262,472

Investing activities
Purchases of property, plant and equipment	(17,194)	(25,273)	(24,928)
Intangibles, including internally developed software costs	—	(781)	(7,803)
Proceeds from sale of property, plant and equipment	2,270	16,840	9,336
Proceeds on sale of subsidiaries, net of cash divested	—	—	3,513
Payments to acquire equity method investments	—	(1,655)	(3,500)
Change in restricted cash	(276)	(1,678)	268
Surrender of life insurance policies	1,675	1,194	2,861
Other, net	—	(309)	(196)
Net cash used by investing activities	(13,525)	(11,662)	(20,449)

	Years Ended March 31,
(in thousands)	2016	2015	2014
Financing activities
Net proceeds (repayments) of short-term borrowings	$21,360	$145,988	$(87,398)
Proceeds from long-term borrowings	210,000	300,000	1,075,877
Repayment of long-term borrowings	(32,867)	(463,341)	(1,030,256)
Debt issuance cost	(5,325)	(6,538)	(22,764)
Debt retirement cost	—	—	(36,033)
Other, net	455	455	111
Net cash used by financing activities	193,623	(23,436)	(100,463)

Effect of exchange rate changes on cash	823	(608)	1,192

Increase (decrease) in cash and cash equivalents	45,594	(90,929)	142,752
Cash and cash equivalents at beginning of year	143,849	234,778	92,026
Cash assumed in reconsolidation of subsidiary	10,277	—	—
Cash and cash equivalents at end of year	$199,720	$143,849	$234,778

Other information:
Cash paid for income taxes	$20,369	$16,192	$17,911
Cash paid for interest	104,882	98,957	105,192
Cash received from interest	(7,291)	(6,529)	(8,799)

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest in the subsidiary under the equity method of accounting at March 31, 2014. For the year ending March 31, 2014, the Consolidated Statements of Operations include the results of operations for this subsidiary through March 26, 2014. After March 26, 2014, results of operations for this subsidiary are reported in accordance with equity method accounting. See Note 10 “Equity in Net Assets of Investee Companies” to the “Notes to Consolidated Financial Statements” for further information.
          In fiscal 2006, the Company deconsolidated its Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC") in accordance with accounting requirements that apply to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions that casted significant doubt on the parent's ability to control the subsidiary. As of March 31, 2016, the Company determined that significant doubt about its ability to control MTC was eliminated due to changes in the political landscape and the recent issuance of clarifications to the indigenization laws within Zimbabwe. The recent issuance of clarifications to the indigenization law within Zimbabwe resulted in the Company's development and filing with the Zimbabwean government of a plan of compliance with the indigenization law on March 31, 2016, the date of reconsolidation of MTC. The reconsolidation has been treated as a purchase business combination for accounting purposes, with the Company designated as the acquirer. As such, the Consolidated Balance Sheet includes 100% of the fair value of the assets and liabilities of MTC as of March 31, 2016. See Note 22 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information.
Prior to March 31, 2016, the Company accounted for its investment in MTC on the cost method and had been reporting it in Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets since March 31, 2006 and had written its investment in MTC down to zero in fiscal 2007. At March 31, 2015, the Company guaranteed an amount outstanding to MTC of $49,208 at March 31, 2015.

Restatement of Previously Reported Financial Information
During the year ended March 31, 2016, the Company identified certain immaterial errors in previously issued financial statements related to inventory, cost of goods sold and income tax.

•
The Company became aware of improper inventory entries in a European subsidiary's records resulting in an understatement of cost of goods sold of $674 for the year ended March 31, 2015 and $706 for the year ended March 31, 2014.

•
The Company identified a misstatement of recoverable income tax in an international jurisdiction in prior periods resulting in an understatement of income tax expense of $1,058 for the year ended March 31, 2015 and $766 for the year ended March 31, 2014.

Additionally, the Company corrected the classification of amounts between line items on the Consolidated Statements of Operations and the Consolidated Balance Sheets included in the previously issued financial statements. For the year ended March 31, 2015, reclassification of $1,456 was made between “Other income (expense)” and “Cost of goods and services sold.” There was no change to operating income or net income as a result of this reclassification. For the year ended March 31, 2015, reclassifications of $1,044 between deferred tax assets and liabilities and $11,808 between "Accounts receivable, related parties" and "Pension, postretirement and other long-term liabilities" were made.
The Company has evaluated the effects of the above misstatements on its consolidated financial statements for each of these years in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these years are materially misstated. The effect of correcting these misstatements within the accompanying consolidated financial statements, and as permitted by SAB Topic 1.N, the Company was to increase Net Loss attributable to Alliance One International, Inc.” for the years ended March 31, 2015 and 2014 by $1,732 and $1,472, respectively. See Note 23 “Reconciliation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Restatement of Previously Reported Financial Information (continued)
of Previously Reported Amounts to Amounts Revised and Restated” to the “Notes to Consolidated Financial Statements” for the impact of these corrections on previously reported amounts for the years ended March 31, 2015 and 2014.

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

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of goods and services sold and were $23,451, $25,282 and $22,778 for the years ended March 31, 2016, 2015 and 2014, respectively.

Shipping and Handling
Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Income (Expense)
At March 31, 2016, the Company reconsolidated MTC. As a result, the Company recorded a gain of $106,203 to record the fair value of MTC of which $10,277 was cash and the remaining $95,926 was non-cash. During the quarter ended March 31, 2014, the Company completed the formation of a new joint venture company in Brazil with the sale of 51% of a formerly wholly owned Brazilian subsidiary. The transaction consisted of receiving $8,761 of cash in exchange for the sale of 51% of the shares of the subsidiary. The Company accounted for the transaction as a deconsolidation of a subsidiary, which required the Company’s retained noncontrolling interest to be recorded at fair value, which equaled $19,691. The carrying amount of the former subsidiary’s assets and liabilities equaled $7,553, which resulted in a gain of $20,899 that was recorded in Other Income in the Statements of Consolidated Operations.
          Other Income (Expense) also includes gains on sales of property, plant and equipment and assets held for sale. This caption also includes expenses related to the Company’s sale of receivables. See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
          The following table summarizes the significant components of Other Income (Expense).

	Years Ending March 31,
	2016	2015	2014
Turkey other property sales	$—	$—	$2,700
Brazil 51% subsidiary investment sale	—	—	20,899
Gain on reconsolidation of subsidiary	106,203	—	—
Other sales of assets and expenses	4,904	7,359	2,138
Losses on sale of receivables	(5,680)	(7,425)	(6,977)
	$105,427	$(66)	$18,760

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2016 and 2015, respectively, customer funding that was restricted for social responsibility programs maintained by the Company of $188 and $599 and cash held on deposit as a compensating balance for short-term borrowings of $2,137 and $2,122 were included in Other Current Assets.

Trade Receivables, Net
Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.
          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $12,984 and $13,687 at March 31, 2016 and 2015 respectively. The provision for doubtful accounts was $(169), $12,446 and $551 for the years ending March 31, 2016, 2015 and 2014, respectively and is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.

Other Receivables
Other receivables consist primarily of receivables related to participation in a subsidiary funding arrangement of $84,258 and $46,132; and value added tax receivables of $9,377 and $7,334 at March 31, 2016 and 2015, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is currently engaged in two revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income. As of March 31, 2016 and 2015, respectively, accounts receivable sold and outstanding were $188,764 and $235,162. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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
          Inventories are carried at the lower of cost or market (“LCM”). The Company evaluates its inventories for LCM adjustments by country and type of inventory. Therefore, processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. The Company compares the cost of its processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. The Company also considers whether its processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco. The Company also reviews data on market conditions in performing its LCM evaluation for unprocessed tobacco.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Advances to Tobacco Suppliers (continued)
 The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $14,208 and $19,823 as of March 31, 2016 and 2015, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $8,535 and $11,404 at March 31, 2016 and 2015, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2016	March 31, 2015
Current	$41,837	$37,767
Noncurrent	2,612	3,758
	$44,449	$41,525

Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $1,085 and $11,587 for the years ended March 31, 2015 and 2014, respectively. There were no such abnormal yield adjustments or unrecovered amounts for the year ended March 31, 2016. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

Guarantees
The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay any guaranteed loan should the supplier default. If default occurs, the Company has recourse against the supplier. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and Brazil. The following table summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2016	March 31, 2015
Amounts guaranteed (not to exceed)	$210,703	$300,557
Amounts outstanding under guarantees	107,615	185,486
Fair value of guarantees	7,350	8,650

          Of the guarantees outstanding at March 31, 2016, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which are included in Accounts Receivable, Related Parties.
          In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2016 and 2015, respectively, the Company had balances of $16,699 and $16,412 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Goodwill and Other Intangibles (continued)
The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible asset as well as internally developed software that is capitalized into intangibles. These intangible assets are stated at amortized cost and tested for impairment whenever factors indicate the carrying amount may not be recoverable. Supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from 3 to 5 years. Production contracts and the customer relationship intangible are both amortized on a straight-line basis ranging from five to ten years and twenty years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Internally developed software is amortized on a straight-line basis over five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets
For the year ended March 31, 2016, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $4,816, long-term advances to suppliers of $2,612 and cash surrender value of life insurance of $5,575. For the year ended March 31, 2015, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $8,098, long-term advances to suppliers of $3,758 and cash surrender value of life insurance of $7,076.

Property, Plant and Equipment
Property, plant and equipment at March 31, 2016 and 2015, are summarized as follows:

	2016	2015
Land	$26,995	$21,564
Buildings	211,540	170,937
Machinery and equipment	183,000	173,670
Total	421,535	366,171
Less accumulated depreciation	(144,010)	(128,257)
Total property, plant and equipment, net	$277,525	$237,914

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2016, 2015 and 2014 was $23,132, $24,179 and $25,706, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2016, 2015 and 2014 was $2,699, $2,998 and $3,209, respectively. Total property and equipment purchases, including internally developed software intangibles, were $17,786 for the year ended March 31, 2016 of which $1,359 was unpaid at March 31, 2016 and included in Accounts Payable; $22,673 for the year ended March 31, 2015 of which $1,024 was unpaid at March 31, 2015 and included in Accounts Payable; and $27,755 for the year ended March 31, 2014 of which $4,322 was unpaid at March 31, 2014 and included in Accounts Payable. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Derivative Financial Instruments
The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. The contracts do not qualify for hedge accounting as defined by generally accepted accounting principles. As a result, the Company has recorded losses of $2,001, $3,123 and $1,468 in its Cost of Goods and Services Sold for the years ended March 31, 2016, 2015 and 2014, respectively. See Note 6 “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued new accounting guidance regarding the balance sheet classification of deferred income taxes. The primary objective of this accounting guidance is to classify all deferred income tax assets and liabilities as noncurrent in a classified statement of financial position. The Company adopted this accounting guidance on March 31, 2016 on a prospective basis. Current deferred tax assets of $16,284 and current deferred tax liabilities of $4,236 were reclassified as noncurrent in the Consolidated Balance Sheet for the year ended March 31, 2016. There was no material impact to results of operations.

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
In January 2016, the FASB issued new accounting guidance regarding certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The primary objective of this accounting guidance is to provide users of financial statements with more decision-useful information. The accounting guidance will be effective for the Company on April 1, 2018. The Company is currently evaluating the impact of this guidance.
In February 2016, the FASB issued new accounting guidance regarding the treatment of leases. The primary objective of this accounting guidance is to increase transparency and comparability amount organization by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting guidance will be effective for the Company April 1, 2020. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued new accounting guidance for simplifying the treatment of employee share-based payments. The primary objective is improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of information provided to users of financial statements. This accounting guidance will be effective for the Company on April 1, 2017. The Company is currently evaluating the impact of this new guidance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2016		2015		2014
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$65,532		$(27,862)		$(102,533)
SHARES
Weighted Average Number of Shares Outstanding	8,882		8,829		8,772
BASIC EARNINGS (LOSS) PER SHARE	$7.38		$(3.16)		$(11.69)

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$65,532		$(27,862)		$(102,533)
Plus interest expense on 5 ½% convertible notes, net of tax	—		—	*	—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$65,532		$(27,862)		$(102,533)
SHARES
Weighted average number of shares outstanding	8,882		8,829		8,772
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	1		—	*	—
Assuming conversion of 5 ½% convertible notes	—	*	—	*	—
Shares applicable to stock warrants	—	**	—	**	—	**
Adjusted weighted average number of shares outstanding	8,883		8,829		8,772
DILUTED EARNINGS (LOSS) PER SHARE	$7.38		$(3.16)		$(11.69)

*
Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**
For the years ended March 31, 2015 and 2014 the warrants were not assumed exercised because the exercise price was more than the average price for the period. The warrants were fully expired on April 8, 2015.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at March 31, 2016 and 2015. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 471 at a weighted average exercise price of $60.70 per share at March 31, 2016, 661 at a weighted average exercise price of $60.37 per share at March 31, 2015 and 688 at a weighted average exercise price of $60.45 per share at March 31, 2014.
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
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)
The following tables set forth the changes in each component of accumulated other comprehensive income (loss), net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balances, March 31, 2013	$(5,724)	$(49,693)	$(55,417)
Other comprehensive losses before reclassifications	4,084	10,129	14,213
Amounts reclassified to net income, net of tax	—	2,878	2,878
Other comprehensive losses, net of tax	4,084	13,007	17,091
Balances, March 31, 2014	(1,640)	(36,686)	(38,326)
Other comprehensive income before reclassifications	(12,514)	(16,257)	(28,771)
Amounts reclassified to net loss, net of tax	—	711	711
Other comprehensive income, net of tax	(12,514)	(15,546)	(28,060)
Balances, March 31, 2015	(14,154)	(52,232)	(66,386)
Other comprehensive losses before reclassifications	108	7,811	7,919
Amounts reclassified to net loss, net of tax	—	4,619	4,619
Other comprehensive losses, net of tax	108	12,430	12,538
Balances, March 31, 2016	$(14,046)	$(39,802)	$(53,848)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive income (loss) to net income (loss) for the years ended March 31, 2016, 2015 and 2014:

	Years Ended March 31,

	2016	2015	2014
Pension and postretirement plans *:
Actuarial loss	$3,629	$3,092	$4,436
Amortization of prior service cost (credit)	840	(2,213)	(1,369)
Deferred income tax benefit	150	(168)	(189)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss)	$4,619	$711	$2,878

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2016, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note 2 – Inventories

	March 31, 2016	March 31, 2015
Processed tobacco	$584,158	$491,319
Unprocessed tobacco	175,933	204,735
Other	31,249	43,509
	$791,340	$739,563

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $5,996, $7,533 and $6,314 for the years ended March 31, 2016, 2015 and 2014, respectively.

Note 3 – Variable Interest Entities

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2016 and 2015, the Company’s investment in these joint ventures was $57,243 and $53,678, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $1,920 and $3,293 at March 31, 2016 and 2015, respectively, and are classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $100,238 and $105,983 at March 31, 2016 and 2015, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

Note 4 – Restructuring and Asset Impairment Charges

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics in future periods. At March 31, 2016, the costs of these future initiatives is not estimable. During the fiscal year ended March 31, 2016 the Company recorded $(498) of employee severance charges and $5,723 of asset impairment charges. The asset impairment charges were incurred due to restructuring of certain operations in Africa, Bulgaria and Brazil as well as the curtailment of certain U.S. pension plans. During the fiscal year ended March 31, 2015, charges of $8,612 were incurred in connection with the reduction in the global workforce. Also during the fiscal year ended March 31, 2015, the Company recorded a $500 asset impairment charge resulting from certain machinery in a former U.S. cut rag facility as operations moved to a new facility.

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

          The following table summarizes the restructuring actions as of March 31, 2016, 2015 and 2014:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2016	2015	2014
Employee separation and other cash charges:
Beginning balance	$8,087	$397	$668
Period Charges:
Employee separation charges (recoveries)	(498)	8,612	2,275
Other cash charges	662	6	—
Total employee separation and other cash charges	164	8,618	2,275
Payments	(7,853)	(928)	(2,546)
Ending balance March 31	$398	$8,087	$397
Asset impairment and other non-cash charges	5,724	500	2,836
Total restructuring and asset impairment charges	$5,888	$9,118	$5,111

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

 The following table summarizes the employee separation and other cash charges recorded in the Company’s North America and Other Regions segments as of March 31, 2016, 2015 and 2014:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2016	2015	2014
Beginning balance:	$8,087	$397	$668
North America	—	—	8
Other regions	8,087	397	660
Period charges:	$164	$8,618	$2,275
North America	—	—	147
Other regions	164	8,618	2,128
Payments:	$(7,853)	$(928)	$(2,546)
North America	—	—	(155)
Other regions	(7,853)	(928)	(2,391)
Ending balance March 31:	$398	$8,087	$397
North America	—	—	—
Other regions	398	8,087	397

The following table summarizes non-cash charges for the Company's North America and Other Regions segments for fiscal years ended March 31, 2016, 2015 and 2014:

	North America	Other Regions
Years ended March 31,
2016	712	5,012
2015	500
2014		2,836

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2016, 2015 and 2014 and determined that the fair value of each reporting unit is substantially in excess of its carrying value including goodwill.
          The carrying value of other intangible assets as of March 31, 2016 represents customer relationship, production and supply contracts and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives. Amortization expense associated with these intangible assets was $3,356, $3,532 and $4,632 for the years ended March 31, 2016, 2015 and 2014, respectively and is recorded in Selling, General and Administrative Expenses except for production and supply contracts which is recorded against the associated revenues.
          The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company's goodwill and other intangibles for the years ended March 31, 2016, 2015 and 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles (continued)

Goodwill and Intangible Asset Rollforward:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2016		13	4.75	—
March 31, 2014 balance:
Gross carrying amount	$2,794	$33,700	$14,893	$17,804	$69,191
Accumulated amortization	—	(14,954)	(4,752)	(14,760)	(34,466)
Net March 31, 2014 balance	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	698	698
Amortization expense	—	(1,685)	(1,034)	(813)	(3,532)
Net March 31, 2015 balance	2,794	17,061	9,107	2,929	31,891
Additions (2)	13,669	24,830	—	—	38,499
Amortization expense	—	(1,685)	(825)	(846)	(3,356)
Net March 31, 2016 balance	$16,463	$40,206	$8,282	$2,083	$67,034
(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.
(2) Additions relate to the reconsolidation of MTC. See Note 22 "Reconsolidation of MTC" to the "Notes to Consolidated Financial Statements" for further information.

          The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2017	$3,340	$1,282	$848	$5,470
2018	3,340	1,405	620	5,365
2019	3,340	1,405	367	5,112
2020	3,340	1,397	248	4,985
2021	3,340	1,397	—	4,737
Later	23,506	1,396	—	24,902
	$40,206	$8,282	$2,083	$50,571
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 6 – Derivative and Other Financial Instruments (continued)

The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2016 and 2015.

	Fair Values of Derivative Instruments

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2016	Current Derivative Asset	$—
Foreign currency contracts at March 31, 2015	Current Derivative Asset	$1,373

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
          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2016, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income (Loss)	Gain (Loss) Recognized in Income (Loss)
		2016	2015	2014
Foreign currency contracts	Cost of Goods and Services Sold	$(2,001)	$(3,123)	$(1,468)

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

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $910,131 and $795,746 at March 31, 2016 and 2015, respectively. The weighted average variable interest rate for the years ending March 31, 2016 and 2015 was 5.2% and 5.1%, respectively. At March 31, 2016 and 2015, amounts outstanding under the lines were $475,989 and $330,254, respectively. Unused lines of credit at March 31, 2016 amounted to $416,352 ($448,265 at March 31, 2015), net of $17,790 of letters of credit. Certain non-U.S. borrowings of approximately $103,366 and $61,820 have inventories of $99,442 and $56,210 as collateral at March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, respectively, $2,137 and $2,122 were held on deposit as a compensating balance.
The foregoing amounts at March 31, 2016 reflect aggregate borrowing availability, outstanding borrowings and unused borrowing availability under a short-term credit facility extended to MTC in which one of the Company’s other subsidiaries has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $100,000 of the aggregate borrowing availability was with respect to borrowing such other subsidiary would be required to fund under the terms of the participation interest. Aggregate outstanding borrowings attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest are $84,258 and $15,742 of the unused borrowing availability was with respect to unused borrowing availability such other subsidiary would be required to fund under the terms of the participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC. See Note 22 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information.

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
          Borrowings under the amended and restated senior secured credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances and certain U.S. fixed assets.

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

Fourth amendment. On May 20, 2016, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment"), which amended the Credit Agreement. See Note 21 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Fifth amendment. On July 6, 2016, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment"), which amended the Credit Agreement. See Note 21 "Subsequent Events" to the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt (continued)

Senior Secured Credit Facility (continued)

Financial covenants. After giving effect to the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment to the Amended and Restated Credit Agreement, the financial covenants and required financial ratios at March 31, 2016 are as follows:

• a minimum consolidated interest coverage ratio of not less than 1.70 to 1.00 for the fiscal quarter ended March 31, 2016 (1.90 to 1.00 for the fiscal quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 and 1.65 to 1.00 for the fiscal quarter ending March 31, 2017);
• a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 5.50 to 1.00 for the fiscal quarter ended March 31, 2016 (6.25 to 1.00 for the fiscal quarter ending June 30, 2016, 6.45 to 1.00 for the fiscal quarter ended September 30, 2016, 6.25 to 1.00 for the fiscal quarter ending December 31, 2016, and 5.50 to 1.00 for the fiscal quarter ending March 31, 2017);
• a maximum consolidated total senior debt to working capital ratio of not more than 0.80 to 1.00 other than during periods in which the consolidated leverage ratio is less than 4.00 to 1.00 if the consolidated leverage ratio has been less than 4.00 to 1.00 for the prior two consecutive fiscal quarters; and
• a maximum amount of the Company's annual capital expenditures of $52,482 during the fiscal year ending March 31, 2016 and $40,000 during any fiscal year thereafter, in each case with a one-year carry-forward (not in excess of $40,000) for unused capital expenditures in any fiscal year below the maximum amount.

Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the senior secured credit facility. The Company continuously monitors compliance with debt covenants.  At March 31, 2016 and during the fiscal year, the Company was in compliance with the financial covenants under the Fourth Amendment to the senior secured credit facility agreement.  While the Company anticipates it will be in compliance in fiscal 2017, unanticipated changes in market conditions or other factors could adversely affect the Company’s business and future debt covenant compliance thereunder.  In such a circumstance, the Company may not be able to maintain compliance with the covenants, which would cause a default under the credit facility.  A default, if not waived and/or amended, would prevent us from taking certain actions, such as incurring additional debt, paying dividends, or redeeming senior notes or subordinated debt.  A default also could result in a default or acceleration of our other indebtedness with cross-default provisions.
          If the Company were unable to maintain compliance with the financial covenants in the senior secured credit facility agreement, it would seek modification to the then existing agreement to further amend covenants and extend maturities, as necessary.  If the Company were unable to obtain such modification, it could potentially decide to pay off the credit facility and terminate the agreement. In such case, the liquidity provided by the agreement would not be available in the future; however, the Company believes it has sufficient liquidity from operations and other available funding sources to meet future operating, debt service and capital expenditure requirements for the next twelve months. Further, as noted above, the Company's U.S. revolver matures April 15, 2017 and the Company plans to either extend or refinance this facility during fiscal year 2017. The inability to extend or refinance its U.S. revolver could impact its ability to meet its future liquidity requirements.

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

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2016, the Company had approximately $475,989 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $910,131 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $13,057 available in unused letter of credit capacity with $4,733 issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2016, approximately $10,000 was drawn and outstanding with maximum capacity totaling $10,000.

Dividends
The senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Second Lien Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2016, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Summary of Debt
Certain debt agreements contain cross-default or cross-acceleration provisions. The following table summarizes the Company’s debt financing as of March 31, 2016:

			March 31, 2016
	Outstanding		Lines and
	March 31, 2015	March 31, 2016	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2017	2018	2019	2020	2021	Later
Senior secured credit facility:
Revolver (1)	$—	$200,000	$10,259	5.4%	(2)	$—	$200,000	$—	$—	$—	$—
Senior notes:
9.875% senior secured second lien notes due 2021 (4)	707,732	709,196	—	9.9%		—	—	—	—	—	709,196
Long-term foreign seasonal borrowings	30,000	10,000	—	3.8%	(2)	—	10,000	—	—	—	—
Other long-term debt	4,105	1,249		7.2%	(2)	356	249	100	342	100	102
Notes payable to banks (3)	330,254	475,989	416,352	5.2%	(2)	475,989	—	—	—	—	—
Total debt	$1,072,091	$1,396,434	426,611			$476,345	$210,249	$100	$342	$100	$709,298
Short term (3)	$330,254	$475,989
Long term:
Long term debt current	$2,894	$356
Long term debt	738,943	920,089
	$741,837	$920,445
Letters of credit	$6,328	$4,733	13,057
Total credit available			$439,668
(1)  As of March 31, 2016, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $210,259 Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2016.
(3)  Primarily foreign seasonal lines of credit. At March 31, 2016, the outstanding amount includes $130,600 of debt owed by MTC under a short-term credit facility in which one of the Company’s other subsidiaries has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84,258 of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC. See Note 22 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information.
(4) Repayment of $709,196 is net of original issue discount of $10,804. Total repayment will be $720,000.

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $22,989, $22,622 and $23,313 for the years ended March 31, 2016, 2015 and 2014, respectively. Minimum future obligations are as follows:

Operating Leases
2017	$16,875
2018	11,427
2019	9,008
2020	4,645
2021	3,125
Remaining	1,543
$46,623

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity method investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, and Adams International Ltd. (Thailand) 49%. On March 10, 2014, the Company purchased a 50% equity based interest in Oryantal Tutun Paketleme which processes tobacco in Turkey. On March 26, 2014, the Company completed the formation of a new joint venture in Brazil with the disposition of 51% interest in China Brasil Tobacos Exportadora SA (“CBT”). The Company retained a 49% equity based interest in CBT which purchases and processes tobacco. Upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. For the year ended March 31, 2016, the Company’s earnings from the equity method investment were reduced by amortization expense of $1,554 related to these basis differences. At March 31, 2016, the basis difference was $11,622. On April 2, 2014 the Company completed the purchase of a 50% interest in Purilum, LLC, a U.S. company that develops, produces and sells consumable e-liquids to manufacturers and distributors of e-vapor products. Summarized combined financial information for these investees for fiscal years ended March 31, 2016, 2015 and 2014 follows:

	Years Ended March 31,
Operations Statement Information	2016	2015	2014
Sales	$274,183	$297,474	$115,059
Gross profit	42,143	33,246	10,556
Net income	15,254	11,394	122
Company's dividends received	1,887	—	843

	March 31,
Balance Sheet Information	2016	2015
Current assets	$118,745	$158,856
Property, plant and equipment and other assets	61,845	63,385
Current liabilities	77,908	127,793
Long-term obligations and other liabilities	10,222	12,315

Note 11 – Stock–Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles.
          The table below summarizes certain data for the Company’s stock-based compensation plans:

	Year Ended March 31,
	2016	2015	2014
Compensation expense for all stock based compensation plans	$2,874	$3,194	$3,222
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Fair value of stock options vested	$2,043	$3,353	$2,184

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company. A maximum of 1,390 shares may be issued under the plan as amended. However, the August 11, 2011 amendment requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 288. Additionally, shares that are settled in cash, and shares

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock-Based Compensation (continued)

Stock Option Awards (continued)

underlying substitute awards, do not reduce the number of shares available for award. The total of such shares is 85. As of March 31, 2016, 1,903 equity awards have been granted, 886 equity awards have been cancelled and 342 vested under the 2007 Plan, leaving 171 shares available for future awards under the 2007 Plan. Total equity awards outstanding are 683 inclusive of 674 awards granted and outstanding under the 2007 plan and 8 awards granted under prior plans. Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. No stock options were granted during 2016, 2015 and 2014.

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	701	$60.49
Granted	—	—
Forfeited	(3)	57.12
Expired	(10)	64.41
Outstanding at March 31, 2014	688	60.45
Forfeited	(18)	61.49
Expired	(9)	64.50
Outstanding at March 31, 2015	661	60.37
Forfeited	(9)	66.21
Expired	(182)	59.23
Outstanding at March 31, 2016	470	60.70	5.18	$—
Vested and expected to vest at March 31, 2016	469	60.70	5.18	$—
Exercisable at March 31, 2016	433	60.76	5.11	$—

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2016, 2015, and 2014 was $1,097, $1,363, and $1,366, respectively. There were no options exercised in 2016, 2015 and 2014.
          The table below shows the movement in unvested options from March 31, 2015 to March 31, 2016.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2015	166	$16.49	$2,732
Forfeited	(5)	17.78	(91)
Vested	(123)	16.65	(2,042)
Unvested March 31, 2016	38	15.80	$599

          As of March 31, 2016, there is $463 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 1.0 year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock-Based Compensation (continued)

Restricted Stock
Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2013	17	$28.90
Granted	20	38.00
Vested	(17)	28.90
Restricted at March 31, 2014	20	38.00
Granted	27	16.12
Vested	(47)	25.39
Restricted at March 31, 2015	—	—
Granted	23	18.42
Vested	(23)	18.42
Restricted at March 31, 2016	—	—

          As of March 31, 2016, there was no remaining unamortized deferred compensation. Expense recognized due to the vesting of restricted stock awards was $417, $701 and $658 for the years ended March 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units
Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Certain restricted stock units vest ratably over a three-year period and others vest 50% in the first year and 25% in each of the second and third years. The fair value of the restricted stock units is determined on the grant date and is amortized over the vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2013	43	$45.59
Granted	64	38.50
Vested	(42)	45.59
Forfeited	(2)	38.50
Outstanding at March 31, 2014	63	38.50
Granted	22	27.20
Vested	(21)	38.50
Forfeited	(6)	38.50
Outstanding at March 31, 2015	58	34.18
Granted	58	14.73
Vested	(25)	35.16
Forfeited	(2)	38.50
Outstanding at March 31, 2016	89	21.28

          As of March 31, 2016, there was $666 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through February 23, 2019. Expense recognized due to the vesting of these awards was $1,113, $859 and $1,100 during the years ended March 31, 2016, 2015 and 2014 respectively.
On August 13, 2015, the Company's shareholders approved an exchange offer that would allow certain employees to surrender options and receive restricted stock units in exchange for these options. The offer was made on September 14, 2015 and applied only to grants made during years 2012 and 2013 that had an exercise price of $60.00 following the reverse stock split on June 26, 2015. The exchange offer was consummated as of October 13, 2015 with no changes in the timing or material amount of expense recognized for stock based compensation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units
Performance-based restricted stock units may vest at the end of either a two- or three-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals. If certain minimum performance levels are not attained, no compensation will be earned. The awards are variable in that compensation could range from zero to 200% of the plan’s target contingent on the performance level attained. The table below includes the maximum number of restricted stock units that may be earned under the plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2013	—	$—
Granted	64	38.50
Forfeited	(2)	38.50
Outstanding as of March 31, 2014	62	38.50
Granted	22	27.20
Forfeited	(1)	38.50
Outstanding as of March 31, 2015	83	35.52
Granted	30	10.11
Forfeited	(61)	38.50
Outstanding as of March 31, 2016	52	17.33

          As of March 31, 2016, the Company anticipates that no performance-based restricted stock units will vest resulting in $0 to be expensed over the remaining service life through February 23, 2019. Expense recognized due to the expected vesting of these awards were $(202), $104, and $98 during the years ended March 31, 2016, 2015 and 2014, respectively.

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

Cash-Settled Restricted Stock Units
Cash-settled restricted stock units vest ratably over the first, second and third anniversaries of the date of award.

Cash-Settled Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2015	44	27.06
Granted	1	19.65
Vested	(14)	27.06
Forfeited	(2)	27.20
Outstanding as of March 31, 2016	29	26.85

         As of March 31, 2016, there was $323 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through October 13, 2018. Expense recognized due to the vesting of these awards was $488 and $128 during the years ended March 31, 2016 and 2015, respectively. There was no expense recognized in the year ending March 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock-Based Compensation (continued)

Cash-Settled Performance-Based Restricted Stock Units
Cash-settled restricted stock units vest at the end of a three year performance period but the level of the award to vest is subject to similar performance criteria as the Performance-Based Restricted Stock Units described above. The awards are also variable in that they range from zero to 200% of the plan’s target contingent on the performance level attained. The table below includes the maximum number of restricted stock units that may be earned under the plan.

Cash-Settled Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2015	44	27.06
Granted	—	—
Forfeited	(2)	27.20
Outstanding as of March 31, 2016	42	27.10

          As of March 31, 2016, the Company anticipates that no performance-based restricted stock units will vest resulting in $0 to be expensed over the remaining service period through June 16, 2017. Expense recognized due to the expected vesting of these awards was $(39) and $39 during the years ended March 31, 2016 and 2015. There was no expense recognized for the year ending March 31, 2014.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2016, 2015 and 2014, the Company’s unrecognized tax benefits totaled $16,675, $17,752 and $12,635, respectively, of which $7,701 would impact the Company’s effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at April 1	$17,752	$12,635	$8,678
Increase for current year tax positions	24	7,260	4,191
Reduction for prior year tax positions	(223)	(1,055)	(111)
Impact of changes in exchange rates	(878)	(1,088)	(123)
Reduction for settlements	—	—	—
Balance at March 31	$16,675	$17,752	$12,635

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2016 and 2015, the Company accrued (reduced) interest, penalties and related exchange losses related to unrecognized tax benefits by $(224) and $109, respectively. As of March 31, 2016, accrued interest and penalties totaled $1,315 and $793, respectively. During the year ending March 31, 2016, the Company reduced its accrued interest and penalties for $387 related to the expiration of statute of limitations. As of March 31, 2015, accrued interest and penalties totaled $1,276 and $1,056, respectively.
         During the fiscal year ending March 31, 2016, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, decreased from $20,085 to $18,784. The change in the liability for unrecognized tax benefits relates to expiration of statute of limitations of approximately $688, decreases related to current period activity of approximately $613.
         The Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
         It is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $333 due to the expiration of the statute of limitations but the Company must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 – Income Taxes (continued)

Accounting for Uncertainty in Income Taxes (continued)
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2016, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2013; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income (loss) before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2016	2015	2014
U.S.	$(55,073)	$(24,749)	$(91,290)
Non-U.S.	146,747	15,810	29,595
Total	$91,674	$(8,939)	$(61,695)

         The details of the amount shown for income taxes in the Consolidated Statements of Operations follow:

	Years Ended March 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	26,476	19,850	24,980
	$26,476	$19,850	$24,980
Deferred
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	5,739	2,068	16,261
	$5,739	$2,068	$16,261
Total	$32,215	$21,918	$41,241

         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2016	2015	2014
Tax expense at U.S. statutory rate	$32,086	$(3,129)	$(21,594)
Effect of non-U.S. income taxes	(15,131)	647	7,377
U.S. taxes on non-U.S. income	23,734	14,768	(274)
Foreign tax credits expiration	47,552	—	—
Change in valuation allowance	(47,135)	(14,908)	25,080
Increase (decrease) in reserves for uncertain tax positions	(1,203)	5,227	3,971
Change in tax rates	2,480	—	—
Exchange effects and currency translation	15,492	14,308	26,884
Permanent items	891	5,005	(203)
Nontaxable gain - Zimbabwe subsidiary reconsolidation	(26,551)	—	—
Actual tax expense	$32,215	$21,918	$41,241

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

         The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2016	March 31, 2015
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$27,641	$22,043
Intangible assets	9,334	6,415
Fixed assets	11,435	3,488
Total deferred tax liabilities	$48,410	$31,946
Deferred tax assets:
Reserves and accruals	$(23,870)	$(29,610)
Tax credits	(8,191)	(55,744)
Tax loss carryforwards	(104,337)	(105,345)
Derivative transactions	(892)	(567)
Postretirement and other benefits	(30,635)	(34,388)
Unrealized exchange loss	(12,645)	(10,057)
Other	(8,207)	(4,926)
Gross deferred tax assets	(188,777)	(240,637)
Valuation allowance	118,518	169,804
Total deferred tax assets	$(70,259)	$(70,833)
Net deferred tax asset	$(21,849)	$(38,887)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2016	March 31, 2015
Current asset	$—	$(15,586)
Current liability	—	6,356
Non-current asset	(38,773)	(32,111)
Non-current liability	16,924	2,454
Net deferred tax asset	$(21,849)	$(38,887)

         In November 2015, new accounting guidance was issued requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet which eliminates the need to separately identify the net current and net noncurrent deferred tax assets or liabilities in each jurisdiction including valuation allowances. The Company adopted this guidance prospectively at March 31, 2016 and therefore March 31, 2015 balances were not adjusted.
         During the year ended March 31, 2016, the net deferred tax asset balance decreased by $11,363 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income (Loss), currency translation adjustments and the reconsolidation the Zimbabwe subsidiary.
         For the year ended March 31, 2016, the valuation allowance decreased by $51,286 which is inclusive of $3,370 related to adjustments in other comprehensive income and $813 related primarily to currency translation adjustments. The valuation allowance decreased primarily due to the accrual of a deferred liability on unremitted foreign earnings and the accrual of an additional liability for unrecognized tax benefits netted against tax loss carryovers. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2016, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.
         At March 31, 2016, the Company has U.S federal tax loss carryovers of $260,312, non-U.S. tax loss carryovers of $67,347, and U.S. state tax loss carryovers of $373,798. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $39,863 will expire within the next 5 years, $22,873 will expire in later years, and $4,612 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $69,174 will expire within the next five years and $304,624 will expire thereafter. At March 31, 2016, the Company has foreign tax credit carryovers in the United States of $4,379, of which $1,634 will expire within the next five years.
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
         A provision of $27,641 has been made for U.S. on foreign taxes that may result from future remittances of foreign earnings of $75,568. No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $334,445 at March 31, 2016 and $409,505 at March 31, 2015 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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
         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2016 and 2015, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation, beginning	$107,423	$99,061	$69,939	$66,847
Service cost	1,434	1,856	271	173
Interest cost	3,640	3,969	2,146	2,711
Plan amendments	—	—	(4)	—
Plan curtailments	(1,963)	—	(256)	—
Actuarial losses (gains)	(3,288)	9,813	(5,025)	9,349
Settlements/special termination benefits	—	(517)	—	(136)
Transfers	—	—	—	230
Effects of currency translation	—	—	(681)	(5,985)
Benefits paid	(7,614)	(6,759)	(2,820)	(3,250)
Benefit obligation, ending	$99,632	$107,423	$63,570	$69,939

Change in Plan Assets
Fair value of plan assets, beginning	$44,921	$44,597	$53,709	$52,133
Actual return on plan assets	(471)	1,832	(289)	5,137
Employer contributions	4,146	5,768	3,211	3,686
Plan settlements	—	(517)	—	(208)
Effects of currency translation	—	—	(1,037)	(3,789)
Benefits paid	(7,614)	(6,759)	(2,820)	(3,250)
Fair value of plan assets, ending	$40,982	$44,921	$52,774	$53,709
Net amount recognized	$(58,650)	$(62,502)	$(10,796)	$(16,230)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2016	2015	2016	2015
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$—	$—	$2,450	$175
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(2,967)	(2,975)	(1,166)	(1,173)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(55,683)	(59,527)	(12,080)	(15,232)
Net amount recognized	$(58,650)	$(62,502)	$(10,796)	$(16,230)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2016	2015	2016	2015
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$99,632	$107,423	$32,683	$36,951
Accumulated benefit obligation	99,632	104,652	32,068	36,033
Fair value of plan assets	40,982	44,921	19,437	20,546

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
Service cost	$1,434	$1,856	$1,839	$271	$173	$282
Interest cost	3,640	3,969	3,956	2,146	2,711	2,820
Expected return on plan assets	(3,070)	(3,131)	(3,078)	(3,110)	(3,477)	(3,112)
Amortization of actuarial losses	1,809	1,440	1,808	1,388	740	1,262
Amortization of prior service cost	136	192	195	1	1	5
Curtailment loss	1,062	—	—	—	—	70
Special termination benefits	—	—	—	—	72	1,226
Effects of settlement	—	35	1,049	—	(13)	—
Net periodic pension cost	$5,011	$4,361	$5,769	$696	$207	$2,553

          The amounts showing in accumulated other comprehensive income at March 31, 2016, March 31, 2015 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(1,946)	$177	$(1,769)
Net actuarial losses	(56,806)	(4,803)	(61,609)
Deferred taxes	11,770	(624)	11,146
Balance at March 31, 2015	$(46,982)	$(5,250)	$(52,232)
Prior service credit (cost)	$1,430	$3,556	$4,986
Net actuarial gains	6,987	785	7,772
Deferred taxes	(423)	95	(328)
Total change for 2016	$7,994	$4,436	$12,430
Prior service credit (cost)	$(516)	$3,733	$3,217
Net actuarial losses	(49,819)	(4,018)	(53,837)
Deferred taxes	11,347	(529)	10,818
Balance at March 31, 2016	$(38,988)	$(814)	$(39,802)

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
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
Discount rate	3.60%	4.20%	3.86%	3.13%	4.30%	4.31%
Rate of increase in future compensation	4.50%	4.50%	4.00%	3.56%	3.94%	4.36%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	5.73%	6.83%	6.56%

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
          The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2016 and 2015:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2016	2015	2016	2015
Discount rate	3.86%	3.60%	3.38%	3.13%
Rate of increase in future compensation	Not applicable	4.50%	3.47%	3.56%

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2017 is $(1,187) and $(948), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2016 and 2015 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2016	March 31,		March 31,
(percentages)		2016	2015	2016	2015
Asset Category:
Cash and cash equivalents	—%	3.2%	2.1%	1.5%	1.4%
Equity securities	36.0%	34.6%	35.9%	58.8%	60.5%
Debt securities	24.0%	22.8%	23.2%	34.2%	32.5%
Real estate and other investments	40.0%	39.4%	38.8%	5.5%	5.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,326	$815	$511	$—
U.S. equities / equity funds	8,712	8,712	—	—
International equities / equity funds	5,466	5,466	—	—
U.S. fixed income funds	8,178	8,178	—	—
International fixed income funds	1,169	1,169	—	—
Other investments:
Diversified funds	11,791	11,741	—	50
Real estate and other	4,352	—	—	4,352
Total	$40,994	$36,081	$511	$4,402

U.S. Pension Plans	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$965	$434	$531	$—
U.S. equities / equity funds	8,302	8,302	—	—
International equities / equity funds	7,769	7,769	—	—
U.S. fixed income funds	8,870	8,870	—	—
International fixed income funds	1,564	1,564	—	—
Other investments:
Diversified funds	12,994	12,918	—	76
Real estate	4,457	—	—	4,457
Total	$44,921	$39,857	$531	$4,533

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$776	$776	$—	$—
U.S. equities / equity funds	7,340	7,340	—	—
International equities / equity funds	13,615	4,335	9,280	—
Global equity funds	10,083	—	10,083	—
U.S. fixed income funds	2,829	2,829	—	—
International fixed income funds	8,415	—	8,415	—
Global fixed income funds	6,813	1,384	5,429	—
Other investments:
Diversified funds	1,685	1,685	—	—
Real estate	1,268	1,268	—	—
Total	$52,824	$19,617	$33,207	$—

Non-U.S. Pension Plans	March 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$770	$770	$—	$—
U.S. equities / equity funds	7,862	7,862	—	—
International equities / equity funds	14,191	4,797	9,394	—
Global equity funds	10,372	—	10,372	—
US fixed income funds	2,849	2,849	—	—
International fixed income funds	8,507	—	8,507	—
Global fixed income funds	6,135	1,295	4,840	—
Other investments:
Diversified funds	1,844	1,844	—	—
Real estate	1,179	1,179	—	—
Total	$53,709	$20,596	$33,113	$—

        The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."
          A reconciliation of the beginning and ending balance of U.S. pension plan assets that are measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2016 is as follows:

	U.S. Pension Plans
	Diversified funds	Real estate	Total Level 3 Plan assets
Fair value, March 31, 2014	$99	$4,020	$4,119
Total gains	5	437	442
Purchases, sales and settlements	(28)	—	(28)
Fair value, March 31, 2015	76	4,457	4,533
Total gains (losses)	(10)	420	410
Purchases, sales and settlements	(16)	(525)	(541)
Fair value, March 31, 2016	$50	$4,352	$4,402

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

Cash Flows

Contributions
The Company expects to contribute $2,967 to its U.S. benefits plans and $3,493 to its non-U.S. benefit plans in fiscal 2017.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016
2017	$9,384	$3,075	$278	$96
2018	7,338	2,768	267	100
2019	7,110	3,096	268	105
2020	7,359	2,875	269	116
2021	7,064	3,344	270	121
Years 2022-2026	33,775	16,827	1,279	700

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $3,978 in 2016, $4,009 in 2015 and $4,435 in 2014.

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
          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2016	2015
Discount rate	11.33%	10.54%
Health care cost trend rate assumed for next year	8.00%	7.87%
Ultimate trend rate	8.00%	7.87%

          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
          For 2016 and 2015, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For 2016 the additional cost related to these contracts was $34.
          Prior service credits of $709 and unrecognized net actuarial losses of $417 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)

A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Change in Benefit Obligation
Benefit obligation, beginning	$8,841	$8,727	$1,243	$1,636
Service cost	23	39	3	3
Interest cost	247	361	113	154
Effect of currency translation	—	—	(107)	(446)
Plan amendments	(3,933)	—	—	—
Actuarial losses (gains)	(450)	370	93	(6)
Benefits paid	(511)	(656)	(116)	(98)
Benefit obligation, ending	$4,217	$8,841	$1,229	$1,243
Change in Plan Assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	511	656	116	98
Benefits paid	(511)	(656)	(116)	(98)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(4,217)	$(8,841)	$(1,229)	$(1,243)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2016	2015	2016	2015
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(278)	$(637)	$(96)	$(93)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(3,939)	(8,204)	(1,133)	(1,150)
Net amount recognized	$(4,217)	$(8,841)	$(1,229)	$(1,243)

          There are no plan assets for 2016 or 2015. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2016	2015	2014	2016	2015	2014
Service cost	$23	$39	$60	$3	$3	$6
Interest cost	247	361	375	113	154	173
Prior service credit	(349)	(1,196)	(1,622)	(10)	(14)	(16)
Actuarial losses (gains)	432	450	474	(2)	(5)	15
Net periodic benefit costs (income)	$353	$(346)	$(713)	$104	$138	$178

          The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $374 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2017.
          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in 2016, 2015 and 2014.

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
          Management evaluates performance using information included in management reports. The Company has five geographic operating segments: Africa, Asia, Europe, North America and South America. Beginning April 1, 2015, the Company's management ceased evaluating performance of value added services as a separate operating segment. The Company's cut rag and other specialty products and services are now combined within the geographic operating segments in which they operate. In reviewing these operations, the Company concluded that the economic characteristics of North America were dissimilar from the other operating segments. Based on this fact, the Company is disclosing North America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and South America into one reportable segment "Other Regions." The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

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

	Years Ended March 31,
Analysis of Segment Operations	2016	2015	2014
Sales and other operating revenues:
North America	$468,098	$440,985	$498,365
Other Regions	1,436,494	1,625,880	1,856,171
Total revenue	$1,904,592	$2,066,865	$2,354,536
Operating income:
North America	$25,230	$40,437	$31,685
Other Regions	176,557	56,858	73,828
Total operating income	201,787	97,295	105,513
Debt retirement expense	—	(771)	57,449
Interest expense	117,190	113,273	116,827
Interest income	7,077	6,268	7,068
Income (loss) before income taxes and other items	$91,674	$(8,939)	$(61,695)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Assets	2016	2015	2014
Segment assets:
North America	$340,534	$230,833	$227,131
Other Regions	1,637,539	1,403,373	1,531,217
Total assets	$1,978,073	$1,634,206	$1,758,348
Trade and other receivables, net
North America	$48,229	$26,781	$26,551
Other Regions	352,779	212,722	192,934
Total trade and other receivables, net	$401,008	$239,503	$219,485
Goodwill:
North America	2,794	2,794	2,794
Other Regions	13,669	—	—
Total Goodwill	$16,463	$2,794	$2,794
Equity in net assets of investee companies:
North America	$—	$—	$—
Other Regions	57,243	53,678	50,390
Total equity in net assets of investee companies	$57,243	$53,678	$50,390
Depreciation and amortization:
North America	$6,432	$5,618	$5,899
Other Regions	21,929	24,005	26,528
Total depreciation and amortization	$28,361	$29,623	$32,427
Capital expenditures:
North America	$7,516	$10,044	$13,802
Other Regions	10,270	12,629	13,953
Total capital expenditures	$17,786	$22,673	$27,755

          Geographic information as to sales and other operating revenues is based on the destination of the product shipped. The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2016	2015	2014
Sales and Other Operating Revenues:
United States	$311,634	$363,964	$467,111
China	209,781	254,658	401,480
Belgium	132,817	137,513	125,377
Russia	116,941	118,233	125,093
Germany	110,318	116,713	130,163
Indonesia	82,867	58,609	58,919
Other	940,234	1,017,175	1,046,393
	$1,904,592	$2,066,865	$2,354,536

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc. and China Tobacco International Inc. for the year ended March 31, 2016, 2015 and 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Property, Plant and Equipment by Location	2016	2015	2014
Property, Plant and Equipment, Net:
Brazil	$82,307	$87,161	$92,142
United States	59,713	57,861	53,517
Zimbabwe	51,295	—	—
Malawi	24,609	25,704	27,227
Tanzania	22,831	23,610	24,979
Argentina	6,914	7,390	7,325
Europe	6,895	15,191	19,711
Asia	6,447	6,960	7,545
Zambia	4,366	6,582	6,690
Turkey	2,955	3,454	18,310
Other	9,193	4,001	3,728
	$277,525	$237,914	$261,174

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2016, 2015 and 2014 were $6,498, $8,274 and $12,348, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,701 and the total assessment including penalties and interest at March 31, 2016 is $11,097. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $3,696. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in Pension, Postretirement and Other Long-Term Liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimates the total amount of the IPI credits to be approximately $94,316 at March 31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990, the Company believes the amount of IPI credits that were used to offset other federal taxes in 2004 and 2005 are realizable beyond a reasonable doubt. Accordingly, at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables

During the year ended March 31, 2016, the Company sold trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs, one of which expired prior to March 31, 2016 and has not been replaced. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit is $150,000, which was reduced to $100,000 on May 26, 2016. The Company incurred program costs of $1,580 and $1,642 during the years ending March 31, 2016 and 2015 which were included in Other Income in the Statements of Consolidated Operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations.
          The agreement for the second securitization program previously executed on September 28, 2011, as amended November 30, 2013, expired December 31, 2014. This securitization program was replaced by a securitization program with the same financial institution executed on March 31, 2015. The agreement for the third securitization program was executed on March 28, 2013, amended and restated March 25, 2014, and ended as of March 26, 2016. These programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. For the years ended March 31, 2016 and 2015, the expense for the servicing liability was $87 and $178 which is included in Other Income in the Statements of Consolidated Operations. The liability is recorded in Accrued Expenses and other Current Liabilities in the Consolidated Balance Sheets. As receivables sold under these facilities were settled in fiscal 2016 and 2015, the servicing liability was reduced by $218 and $115 and is included in Selling, General and Administrative Expenses in the Statements of Consolidated Operations. The investment limit under the second agreement is $35,000.
          Under the programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2016 and 2015, Trade and Other Receivables, Net in the Consolidated Balance Sheets has been reduced by $9,113 and $20,396 as a result of the net settlement. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables (continued)

The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2016	2015
Receivables outstanding in facility as of March 31:	$188,764	$235,162

Beneficial interest as of March 31	$40,368	$40,712

Servicing Liability as of March 31	$58	$131

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$585,648	$622,844
Deferred purchase price	233,753	229,573
Service fees	553	589
Total	$819,954	$853,006

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

	March 31,
	2016	2015
Carrying value	$920,444	$741,837
Estimated fair value	753,038	653,548

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of March 31, 2016 and March 31, 2015 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions which are not observable, and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2016 by $166 and $333, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco Supplier Guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is the greater of using a discounted cash flow based on rates with and without the guarantees or applying historical loss rates generated from guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at March 31, 2016 would change by $962 or $1,901, respectively.

          Deconsolidated subsidiary guarantees - Due to the reconsolidation of MTC, there are no deconsolidated subsidiary guarantees that have a fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016			March 31, 2015
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$—	$—	$—	$1,373	$—	$1,373
Securitized beneficial interests	—	40,368	40,368	—	40,712	40,712
Total Assets	$—	$40,368	$40,368	$1,373	$40,712	$42,085
Liabilities
Guarantees	$—	$7,350	$7,350	$—	$8,650	$8,650
Derivative financial instruments	—	—	—	—	—	—
Total Liabilities	$—	$7,350	$7,350	$—	$8,650	$8,650

Reconciliation of Change in Recurring Level 3 Balances

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2014	$35,559	$7,344
Issuance of guarantees/sales of receivables	233,392	12,921
Settlements	(223,150)	(9,304)
Losses recognized in earnings	(5,089)	(2,311)
Ending Balance at March 31, 2015	40,712	8,650
Issuance of guarantees/sales of receivables	249,326	11,327
Settlements	(246,009)	(11,719)
Losses recognized in earnings	(3,661)	(908)
Ending Balance at March 31, 2016	$40,368	$7,350

          The amount of total losses included in earnings for the years ended March 31, 2016 and 2015 attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,521 and $2,034 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 - Fair Value Measurements (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2016 and 2014:

	Fair value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests			Discount Rate	3.17% to 3.77%
	$40,368	Discounted Cash Flow	Payment Speed	94.7 to 116.0 days
Tobacco Supplier Guarantees	3,278	Historical Loss	Historical Loss	5.0% to 15.9%
	4,072	Discounted Cash Flow	Market Interest Rate	15.8% to 22.0%

	Fair value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$40,712	Discounted Cash Flow	Discount Rate	2.73% to 2.74%
			Payment Speed	116.0 to 119.4 days
Tobacco Supplier Guarantees	3,110	Historical Loss	Historical Loss	10.0% to 15.8%
	3,412	Discounted Cash Flow	Market Interest Rate	13.0% to 22.0%
Deconsolidated Subsidiary Guarantees	2,128	Discounted Cash Flow	Market Interest Rate	12.0%

Note 19 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2016	March 31, 2015
Balances:
Accounts receivable	$1,920	$7,491
Accounts payable	$20,490	$58,512

	Year Ended March 31,
	2016	2015	2014
Transactions:
Sales	$18,827	$20,692	$—
Purchases	$264,707	$271,466	$258,169
          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties and transactions relate to the Company’s equity basis investments in companies located in Asia, South America, North America and Europe which grow, purchase, process and sell tobacco or produce consumable e-liquids.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (2)	Fiscal Year
	Year Ended March 31, 2016
	Sales and other operating revenue	$266,282	$414,853	$491,139	$732,318	$1,904,592
	Gross profit	29,398	54,874	68,738	72,784	225,794
	Other income (expense)	560	(1,029)	594	105,302	105,427
	Restructuring	2,948	(386)	1,525	1,801	5,888
	Net income (loss)	(25,957)	(21,123)	11,685	100,840	65,445
	Net earnings (loss) attributable to noncontrolling interest	(7)	(58)	(50)	28	(87)
	Net income (loss) attributable to Alliance One International, Inc.	(25,950)	(21,065)	11,735	100,812	65,532
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(2.93)	(2.37)	1.32	11.33	7.38
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(2.93)	(2.37)	1.32	11.33	7.38
Market Price	- High	25.40	26.47	21.03	17.94	26.47
	- Low	10.80	18.79	10.35	8.33	8.33
	Year Ended March 31, 2015
	Sales and other operating revenue	$249,144	$596,970	$489,227	$731,524	$2,066,865
	Gross profit	33,271	64,876	68,581	76,771	243,499
	Restructuring	—	500	—	8,618	9,118
	Net income (loss)	(23,630)	(8,158)	1,333	2,421	(28,034)
	Net earnings (loss) attributable to noncontrolling interest	55	(7)	(230)	10	(172)
	Net income (loss) attributable to Alliance One International, Inc.	(23,685)	(8,151)	1,563	2,411	(27,862)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(2.69)	(0.92)	0.18	0.27	(3.16)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(2.69)	(0.92)	0.18	0.27	(3.16)
Market Price	- High	30.10	27.40	21.00	16.30	30.10
	- Low	23.00	19.30	15.20	8.30	8.30

(1) Does not add due to quarterly change in average shares outstanding.
(2) The second quarter and third quarter of fiscal 2016 and the third quarter and fourth quarter of fiscal 2015 include adjustments for certain immaterial errors in previously issued financial statements. See Note 1, “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements" for further information.

Fourth Quarter 2016 - As of March 31, 2016, the Company determined that the significant doubt about the Company's ability to control MTC was eliminated and recorded a gain of $106,203 upon reconsolidation.

Fourth Quarter 2015 - Restructuring charges of $8,618 related to first phase of global restructuring plan in connection with reduction in global workforce.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 - Subsequent Events

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

For the Quarter Ended (in dollars)	Kenyan Discrepancies	Legal and Professional Costs in Respect of Kenyan Discrepancies
March 31, 2013	$(1,745,717)	0
June 30, 2013	$2,198,708	0
September 30, 2013	$(1,492,481)	0
December 31, 2013	$4,681,765	0
March 31, 2014	$7,869,112	0
June 30, 2014	$1,834,281	0
September 30, 2014	$6,606,350	0
December 31, 2014	$449,593	0
March 31, 2015	$3,577,392	0
June 30, 2015	$5,263,723	0
September 30, 2015	$5,821,224	0
December 31, 2015	0	$1,771,000
March 31, 2016	0	$6,129,000
June 30, 2016	0	$4,000,000
September 30, 2016	0	$3,500,000

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
Note that in March 2016, Moody's Investors Service downgraded the Corporate Family Rating of the Company to Caa2 from Caa1. Moody's also downgraded the Probability of Default Rating to Caa2-PD from Caa1-PD, and the senior secured second lien note rating to Caa3 with a Loss Given Default (“LGD”) of 5 from Caa2 and a LGD of 5. At the same time Moody's affirmed the Company's senior secured bank credit facility rating at B1 with a LGD of 1 and the Speculative Grade Liquidity Rating at SGL-4. Standard & Poor’s (“S&P”) ratings are Corporate Credit Rating CCC+, senior secured second lien note rating CCC with a recovery rating (“RR”) of 5 and a senior secured debt rating of B with a RR of 1. S&P has outlook negative and as of June 3, 2016, Moody's has outlook positive. However, the Company affirms its belief that the sources of capital it has access to are sufficient to fund its anticipated needs for fiscal years 2016 and 2017. As of March 31, 2016, available credit lines and cash were $639,388, comprised of $199,720 in cash; $439,668 of credit lines, of which $10,259 was available under

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 - Subsequent Events (continued)

the U.S. revolving credit facility; and $429,409 of foreign seasonal credit lines with $13,057 exclusively for letters of credit. Notes payable to banks are typically for 180 to 270 days and are entered into each year in various locales around the world. The U.S revolver matures April 15, 2017 and the Company plans to either extend or refinance this facility during fiscal year 2017.  The Company's access to capital meets its current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill its future funding requirements. General deterioration of its business and the cash flow that it generates, failure to renew foreign lines or an inability to extend or refinance its U.S. revolver could impact its ability to meet its future liquidity requirements.

On July 6, 2016, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment"), which further amended the Credit Agreement. The Fifth Amendment clarified that for the purpose of certain covenants under the Credit Agreement up to $100,000 of debt of the Company’s MTC subsidiary in respect of loans under a credit facility with a third-party lender funded by another specified subsidiary of the Company pursuant to a participation interest in such loans or an assignment in respect of such loans consistent with past practices prior to the date of the Fifth Amendment (so long as such loan proceeds are used in connection with the purchase, processing, exporting and financing of the contract growing and buying of tobacco) shall be deemed to be debt owed by MTC to the other Company subsidiary (and not the third-party lender) as intercompany debt regardless of the presentation of such debt in the consolidated financial statements of the Company in accordance with GAAP. The Fifth Amendment also waived any noncompliance by the Company under the Credit Agreement that may have occurred prior to the effectiveness of the Fifth Amendment as a result of such debt not being treated as intercompany debt, as well as the Company’s failure to deliver audited financial statements for the fiscal year ended March 31, 2016 within the time period required under the Credit Agreement if such audited financial statements are delivered by July 19, 2016.

Note 22 - Reconsolidation of MTC

On March 31, 2016, the Company regained control over its wholly owned Zimbabwe subsidiary, Mashonaland Tobacco Company, LTD (“MTC”). The change in control was a result of the change in the political landscape in Zimbabwe and the recent issuance of clarifications to the indigenization laws within Zimbabwe that resulted in the elimination of significant doubt about the Company's ability to control MTC. The reconsolidation of MTC has been treated as a purchase business combination and as such, the fair value of the assets and liabilities has been recorded at their fair value.
Since the Company already owned 100% of the equity interest, no consideration was transferred as part of the reconsolidation. The Company estimated the fair value of its equity interest in MTC at March 31, 2016 to be $94,395 based on a discounted cash flow model. The amount was then allocated to the fair value of the acquired assets and liabilities, which were recorded on the Consolidated Balance Sheet at March 31, 2016. The fair value of the recognized assets included a customer relationship intangible asset of $24,830 and goodwill of $13,669. The effect of the reconsolidation under the purchase business combination guidance resulted in a gain of $106,203 which has been recorded and shown in “Other Income” on the Statement of Consolidated Operations for the year ended March 31, 2016. The gain is the result of the fair value of the equity interest of $94,395 and the reversal of a deferred liability of $11,808.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 22 - Reconsolidation of MTC (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of March 31, 2016.

thousands	March 31, 2016
Cash and cash equivalents	$10,277
Trade and other receivables, net	4,377
Net intercompany receivable (eliminated in consolidation)	100,423
Inventories	38,087
Other current assets	1,663
Property, plant and equipment	51,295
Goodwill and other intangible assets	38,499
Other noncurrent assets	288
Total assets acquired	244,909

Notes payable to banks (1)	130,600
Accounts payable	3,344
Other current liabilities	5,480
Deferred tax liabilities	11,090
Total liabilities	150,514

Fair value of equity interest	$94,395

(1) Includes $130,600 of debt owed by MTC under a short-term credit facility in which one of the Company’s other subsidiaries, Intabex Netherlands BV (“Intabex”), has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84,258 of that amount was attributed to outstanding borrowings by MTC funded under that facility by Intabex pursuant to that participation interest. Because Intabex’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between Intabex and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC.

As indicated in the above table, the goodwill and intangible asset balance relative to the reconsolidation of MTC is $38,499 within the “Other Regions” segment and is non-deductible for tax purposes. Included within this balance is goodwill attributable in part to the workforce of the acquired business and a finite-lived customer relationship intangible of $24,830, which is being amortized over a useful life of fifteen years.

Alliance One Selected Unaudited Pro Forma Combined Financial Information
The unaudited pro forma information in the table below summarizes the combined results of the Company and MTC for the years ended March 31, 2016 and 2015 as if the companies were combined as of April 1, 2014. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the reconsolidation taken place at the beginning of each period or results of future periods. The following information has been adjusted for intercompany eliminations as required for consolidation accounting.

	Unaudited Proforma Twelve Months Ended March 31,
thousands except per share data	2016	2015
Revenues	$1,912,324	$2,077,732
Operating income	114,615	108,669
Net loss	(31,409)	(24,885)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 23 - Reconciliation of Previously Reported Amounts to Amounts Restated

As described in Note 1, “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements,” the Company has identified certain misstatements relating to prior years’ consolidated financial statements and has corrected these prior period misstatements in the accompanying consolidated financial statements. The impacts of these changes on selected financial amounts within the accompanying consolidated financial statements are summarized below:

	Consolidated Balance Sheet as of
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	Other Adjustments	As Restated
Total current assets	$1,217,095	$(1,380)	$(1,824)	$11,808	$1,225,699
Total assets	1,626,646	(1,380)	(1,824)	10,764	1,634,206
Non-current liabilities	844,954	—	—	10,764	855,718
Total equity	197,268	(1,380)	(1,824)	—	194,064
Total liabilities and equity	1,626,646	(1,380)	(1,824)	10,764	1,634,206

	Statement of Consolidated Operations
	March 31, 2015
(in thousands, except for per share amounts)	As Previously Reported	Inventory Adjustments	Tax Adjustments	Other Adjustments	As Restated
Cost of goods and services sold	$1,824,148	$674	$—	$(1,456)	$1,823,366
Gross profit	242,717	(674)	—	1,456	243,499
Other income (expense)	1,390	—	—	(1,456)	(66)
Operating income	97,969	(674)	—	—	97,295
Loss before income taxes and other	(8,265)	(674)	—	—	(8,939)
Income tax expense	20,860	—	1,058	—	21,918
Net loss	(26,302)	(674)	(1,058)	—	(28,034)
Net loss attributable to Alliance One International, Inc.	(26,130)	(674)	(1,058)	—	(27,862)
Loss per share:
Basic	(2.96)	(0.08)	(0.12)	—	(3.16)
Diluted	(2.96)	(0.08)	(0.12)	—	(3.16)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 23 - Reconciliation of Previously Reported Amounts to Amounts Revised and Restated (continued)

	Consolidated Statement of Comprehensive Income (Loss)
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	As Restated
Net loss	$(26,302)	$(674)	$(1,058)	$(28,034)
Total comprehensive loss	(54,362)	(674)	(1,058)	(56,094)
Comprehensive loss attributable to Alliance One International, Inc.	(54,190)	(674)	(1,058)	(55,922)

	Statement of Consolidated Cash Flows
	March 31, 2015
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	As Restated
Net loss	$(26,302)	$(674)	$(1,058)	$(28,034)
Inventories and advances to tobacco suppliers	(4,666)	674	—	(3,992)
Recoverable income taxes	(2,430)	—	1,058	(1,372)

	Statement of Consolidated Operations
	March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	As Restated
Cost of goods and services sold	$2,127,880	$706	$—	$2,128,586
Gross profit	226,656	(706)	—	225,950
Operating income	106,219	(706)	—	105,513
Loss before income taxes and other	(60,989)	(706)	—	(61,695)
Income tax expense	40,475	—	766	41,241
Net loss	(101,404)	(706)	(766)	(102,876)
Net loss attributable to Alliance One International, Inc.	(101,061)	(706)	(766)	(102,533)
Loss per share:
Basic	(11.52)	(0.08)	(0.09)	(11.69)
Diluted	(11.52)	(0.08)	(0.09)	(11.69)

	Consolidated Statement of Comprehensive (Loss)
	Income March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	As Restated
Net loss	$(101,404)	$(706)	$(766)	$(102,876)
Total comprehensive loss	(84,313)	(706)	(766)	(85,785)
Comprehensive loss attributable to Alliance One International, Inc.	(83,970)	(706)	(766)	(85,442)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 23 - Reconciliation of Previously Reported Amounts to Amounts Revised and Restated (continued)

	Statement of Consolidated Cash Flows
	March 31, 2014
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	As Restated
Net loss	$(101,404)	$(706)	$(766)	$(102,876)
Inventories and advances to tobacco suppliers	168,194	706	—	168,900
Recoverable income taxes	(2,136)	—	766	(1,370)

Statement of Consolidated Stockholders' Equity
(in thousands)	As Previously Reported	Inventory Adjustments	Tax Adjustments	As Restated
Retained Deficit at March 31, 2013	$(80,993)	$—	$—	$(80,993)
Net loss	(101,061)	(706)	(766)	(102,533)
Retained Deficit at March 31, 2014	(182,054)	(706)	(766)	(183,526)
Net loss	(26,130)	(674)	(1,058)	(27,862)
Retained Deficit at March 31, 2015	(208,184)	(1,380)	(1,824)	(211,388)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliance One International, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2016, and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 22 to the consolidated financial statements, the Company recognized a $106 million non-cash gain in connection with the March 31, 2016 reconsolidation of its Zimbabwe subsidiary. Also, as discussed in Note 1, the Company prospectively adopted a new accounting standard for classification of deferred income taxes as of March 31, 2016.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 11, 2016, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
July 11, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2016 as a result of the material weaknesses described below.

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on that assessment, management believes our internal control over financial reporting was not effective as of March 31, 2016 as a result of the material weaknesses described below.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2016:

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

ITEM 9A. CONTROLS AND PROCEDURES (AS REVISED) (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have also concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2016:

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

•
The Company’s fraud risk assessment was not adequately designed or implemented to address the risks of fraud in certain origins. The Company’s assessment did not determine that certain regions warranted additional control activities to respond to additional fraud risks.

•	The Company's controls applicable to the accounting for the reconsolidation of its Zimbabwe subsidiary did not operate effectively.

Changes in Internal Control over Financial Reporting
Other than described below, during the three months ended March 31, 2016, there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
The Company will enhance regional review procedures at the Corporate level with the implementation of semi-annual regional risk management committee meetings to review business risks and controls, and results of the region based on new analyses and trends as well.

•
The Company’s fraud risk assessment of a location will be included as a factor in determining the scope of our SOX compliance program, in order to more specifically tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise.

•
The Company modified its compliance program with the hiring of a new Corporate Compliance Director in January 2016. This modification bifurcated management of the compliance program from the Chief Accounting Officer's role and reports directly to the Chief Financial Officer. This position is dedicated to enhance and strengthen our global compliance environment. This position will also oversee the global administration and enforcement of our compliance policies and procedures.

•	The Company will continue to engage third party technical expertise to address complex and unusual transactions in the future.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-K for the year ended March 31, 2016 are fairly presented, in all material respects, in accordance with US GAAP.

          The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.:

We have audited Alliance One International, Inc. and subsidiaries (the "Company's") internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Accounting for Reconsolidation of Subsidiary - The Company's controls applicable to the accounting for the reconsolidation of its Zimbabwe subsidiary did not operate effectively.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2016, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2016, of the Company and our report dated July 11, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding recognition of a non-cash gain in connection with the reconsolidation of its Zimbabwe subsidiary and the Company's adoption of a new accounting standard for classification of deferred taxes.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
July 11, 2016

ITEM 9B. OTHER INFORMATION

On July 6, 2016, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment"), which amended the Credit Agreement dated as of July 2, 2009, as amended and restated as of August 1, 2013, between the Company, certain of its subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended and restated, the “Credit Agreement”). The Fifth Amendment clarified that for the purpose of certain covenants under the Credit Agreement up to $100 million of debt of the Company’s MTC subsidiary in respect of loans under a credit facility with a third-party lender funded by the Company’s Intabex subsidiary pursuant to a participation interest in such loans or an assignment in respect of such loans consistent with past practices prior to the date of the Fifth Amendment (so long as such loan proceeds are used in connection with the purchase, processing, exporting and financing of the contract growing and buying of tobacco) shall be deemed to be debt owed by MTC to Intabex (and not the third-party lender) as intercompany debt regardless of the presentation of such debt in the consolidated financial statements of the Company in accordance with GAAP, and waived any noncompliance by the Company under the Credit Agreement that may have occurred prior to the effectiveness of the Fifth Amendment as a result of such debt not being treated as intercompany debt, as well as the Company’s failure to deliver audited financial statements for the fiscal year ended March 31, 2016 within the time period required under the Credit Agreement if such audited financial statements are delivered by July 19, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2016
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	611,860	$60.70	170,982
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	611,860	$60.70	170,982

1) These shares consist of 603,485 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan and 8,375 stock options issued and outstanding under prior plans of the Company and its predecessors.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2016, 2015 and 2014
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2016, 2015 and 2014
Consolidated Balance Sheets - March 31, 2015 and 2015
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2016, 2015 and 2014
Statements of Consolidated Cash Flows - Years ended March 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Report of Deloitte & Touche LLP
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b) Exhibits

The following documents are filed as exhibits to this Form 10‑K pursuant to Item 601 of Regulation S‑K:

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., as amended, incorporated by reference to Exhibit 3.01 of the Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 5, 2015 (SEC File No. 001-13684).

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684).

4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684).

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

10.19	Summary of director and executive officer compensation arrangements (filed herewith).*

10.20
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2016 and 2015; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2016, 2015 and 2014; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2016, 2015 and 2014; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

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

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,370	$551	$—	$503 (A)	$3,418
Valuation allowance on deferred tax assets	$160,232	$24,938	$(3,360) (B)	$(33) (A)	$181,843

Year ended March 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,418	$12,456	$—	$1,921 (A)	$13,953
Valuation allowance on deferred tax assets	$181,843	$(14,926) (C)	$3,999 (B)	$1,112 (A)	$169,804

Year ended March 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$13,953	$(169)	$—	$(800) (A)	$12,984
Valuation allowance on deferred tax assets	$169,804	(47,103) (C)	$(3,370) (B)	813 (A)	$118,518

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss
(C) Deferred tax on unremitted earnings of foreign subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 11, 2016.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 11, 2016.

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer (Principal Executive Officer)	/s/ Carl L. Hausmann By________________________________________________ Carl L. Hausmann Director

/s/ Joel L. Thomas By________________________________________________ Joel L. Thomas Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Jeffrey A. Eckmann By________________________________________________ Jeffrey A. Eckmann Director

/s/ Todd B. Compton By________________________________________________ Todd B. Compton Vice President - Controller (Principal Accounting Officer)	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ Joyce L. Fitzpatrick By________________________________________________ Joyce L. Fitzpatrick Director	/s/ John D. Rice By________________________________________________ John D. Rice Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green Jr. Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman

EXHIBIT INDEX
Exhibits

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., as amended, incorporated by reference to Exhibit 3.01 of the Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 5, 2015 (SEC File No. 001-13684).

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684).

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684).

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

10.19		Summary of director and executive officer compensation arrangements (file herewith).*

10.20
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2016 and 2015; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2016, 2015 and 2014; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2016, 2015 and 2014; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

	*	Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.