Form 10-Q
period 2016-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-08-08
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016.

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
                                               Yes [ ]                                                                              No [X]

As of July 29, 2016, the registrant had 8,923,251 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three Months Ended June 30, 2016 and 2015	4

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three Months Ended June 30, 2016 and 2015	5

		Condensed Consolidated Balance Sheets
		June 30, 2016 and 2015 and March 31, 2016	6

		Condensed Statements of Consolidated Stockholders’ Equity
		Three Months Ended June 30, 2016 and 2015	7

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended June 30, 2016 and 2015	8

		Notes to Condensed Consolidated Financial Statements	9 – 30

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	31 – 40

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

	Item 4.	Controls and Procedures	40 – 41

Part II.	Other Information

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults Upon Senior Securities	42

	Item 4.	Mine Safety Disclosures	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signature			44

Index of Exhibits			45

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2016	2015

Sales and other operating revenues	$261,101	$266,282
Cost of goods and services sold	227,050	236,884
Gross profit	34,051	29,398
Selling, general and administrative expenses	38,805	29,914
Other income (expense)	(481)	560
Restructuring and asset impairment charges	41	2,948
Operating loss	(5,276)	(2,904)

Interest expense (includes debt amortization of $3,110 and $2,244 for the three months in 2016 and 2015, respectively)	30,602	27,773
Interest income	1,838	1,374
Loss before income taxes and other items	(34,040)	(29,303)
Income tax benefit	(3,830)	(3,214)
Equity in net income (loss) of investee companies	(1,329)	132
Net loss	(31,539)	(25,957)
Less: Net loss attributable to noncontrolling interests	(34)	(7)
Net loss attributable to Alliance One International, Inc.	$(31,505)	$(25,950)

Loss per share:
Basic	$(3.54)	$(2.93)
Diluted	$(3.54)	$(2.93)

Weighted average number of shares outstanding:
Basic	8,904	8,862
Diluted	8,904	8,862

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2016	2015

Net loss	$(31,539)	$(25,957)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2,274)	2,307
Defined benefit pension amounts reclassified to income:
Amount reclassified to liability	—	225
Amounts reclassified to income	461	1,000
Defined benefit plan adjustment	461	1,225
Total other comprehensive income (loss), net of tax	(1,813)	3,532
Total comprehensive loss	(33,352)	(22,425)
Comprehensive loss attributable to noncontrolling interests	(34)	(7)
Comprehensive loss attributable to Alliance One International, Inc.	$(33,318)	$(22,418)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2016	June 30, 2015	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents				$158,211	$163,942	$199,720
Trade receivables, net				125,682	162,074	303,907
Other receivables				80,669	104,510	97,101
Accounts receivable, related parties				9,266	7,732	1,920
Inventories				938,808	884,515	791,340
Advances to tobacco suppliers				57,906	47,273	41,837
Recoverable income taxes				9,413	4,029	13,421
Current deferred taxes, net				—	22,824	—
Prepaid expenses				24,612	24,179	20,016
Other current assets				21,356	14,795	21,096
Total current assets				1,425,923	1,435,873	1,490,358
Other assets
Investments in unconsolidated affiliates				56,637	54,508	58,259
Goodwill				16,463	2,794	16,463
Other intangible assets				49,432	28,200	50,571
Long-term recoverable income taxes				8,941	7,252	8,686
Deferred income taxes, net				47,112	30,899	38,773
Other deferred charges				4,683	7,024	3,934
Other noncurrent assets				37,204	27,141	23,629
				220,472	157,818	200,315
Property, plant and equipment, net				272,303	235,327	277,525
				$1,918,698	$1,829,018	$1,968,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$458,165	$401,089	$475,989
Accounts payable				77,624	78,147	81,649
Due to related parties				15,496	22,920	20,490
Advances from customers				9,509	20,042	9,895
Accrued expenses and other current liabilities				91,491	95,928	74,425
Income taxes				6,058	9,470	12,022
Long-term debt current				200,355	32,894	356
Total current liabilities				858,698	660,490	674,826

Long-term debt				710,713	882,787	910,214
Deferred income taxes				16,936	1,478	16,924
Liability for unrecognized tax benefits				9,643	10,522	9,809
Pension, postretirement and other long-term liabilities				81,008	101,109	81,753
				818,300	995,896	1,018,700
Commitments and contingencies
Stockholders’ equity	June 30, 2016	June 30, 2015	March 31, 2016
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,709	9,668	9,685	471,210	469,357	470,830
Retained deficit				(177,361)	(237,338)	(145,856)
Accumulated other comprehensive loss				(55,661)	(62,854)	(53,848)
Total stockholders’ equity of Alliance One International, Inc.				238,188	169,165	271,126
Noncontrolling interests				3,512	3,467	3,546
Total equity				241,700	172,632	274,672
				$1,918,698	$1,829,018	$1,968,198
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2015	$468,564	$(211,388)	$(14,154)	$(52,232)	$3,274	$194,064
Net loss	—	(25,950)	—	—	(7)	(25,957)
Acquisition of noncontrolling interest	—	—	—	—	200	200
Stock-based compensation	793	—	—	—	—	793
Other comprehensive income, net of tax	—	—	2,307	1,225	—	3,532

Balance, June 30, 2015	$469,357	$(237,338)	$(11,847)	$(51,007)	$3,467	$172,632

Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$3,546	$274,672
Net loss	—	(31,505)	—	—	(34)	(31,539)
Restricted stock surrendered	(12)	—	—	—	—	(12)
Stock-based compensation	392	—	—	—	—	392
Other comprehensive loss, net of tax	—	—	(2,274)	461	—	(1,813)

Balance, June 30, 2016	$471,210	$(177,361)	$(16,320)	$(39,341)	$3,512	$241,700

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2016 and 2015 (Unaudited)

(in thousands)	June 30, 2016	June 30, 2015

Operating activities
Net loss	$(31,539)	$(25,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,752	7,064
Debt amortization/interest	3,500	2,596
(Gain) loss on foreign currency transactions	(4,310)	1,143
Restructuring and asset impairment charges	41	2,948
Gain on sale of property, plant and equipment	(215)	(246)
Equity in net (income) loss of unconsolidated affiliates, net of dividends	1,486	(8)
Stock-based compensation	437	1,104
Changes in operating assets and liabilities, net	6,341	(222,717)
Other, net	(335)	20
Net cash used by operating activities	(15,842)	(234,053)

Investing activities
Purchases of property, plant and equipment	(4,058)	(6,179)
Proceeds from sale of property, plant and equipment	268	446
Restricted cash	(457)	(577)
Other, net	69	8
Net cash used by investing activities	(4,178)	(6,302)

Financing activities
Net proceeds (repayment) from short-term borrowings	(14,936)	79,440
Proceeds from long-term borrowings	200,035	185,000
Repayment of long-term borrowings	(200,355)	(242)
Debt issuance cost	(6,428)	(3,847)
Other, net	—	200
Net cash provided (used) by financing activities	(21,684)	260,551

Effect of exchange rate changes on cash	195	(103)

Increase (decrease) in cash and cash equivalents	(41,509)	20,093
Cash and cash equivalents at beginning of period	199,720	143,849
Cash and cash equivalents at end of period	$158,211	$163,942

Other information:
Cash paid for income taxes	$3,749	$6,177
Cash paid for interest	11,292	10,233
Cash received from interest	(1,838)	(1,370)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
      In fiscal 2006, the Company deconsolidated its Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC") in accordance with accounting requirements that apply to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions that casted significant doubt on the parent's ability to control the subsidiary. As of March 31, 2016, the Company determined that significant doubt about its ability to control MTC was eliminated due to changes in the political landscape and the recent issuance of clarifications to the indigenization laws within Zimbabwe. As a result, the Company reconsolidated MTC on March 31, 2016. Beginning April 1, 2016, the financial results of MTC are included in the consolidated statements of operations, consolidated balance sheet and consolidated statement of cash flows.
Prior to March 31, 2016, the Company accounted for its investment in MTC on the cost method and had been reporting it in Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets since March 31, 2006 and had written its investment in MTC down to zero in fiscal 2007. At June 30, 2015, the Company guaranteed an amount outstanding to MTC of $51,349.

Restatement of Previously Reported Financial Information
During the year ended March 31, 2016, the Company identified certain immaterial errors in previously issued financial statements related to inventory, cost of goods sold and income tax. In addition, the Company corrected the classification of amounts between line items on the Consolidated Balance Sheets included in the previously issued financial statements. The correction of these immaterial errors and reclassification between line items at March 31, 2015 also impact the previously reported balances at June 30, 2015. For the three months ended June 30, 2015, inventory was adjusted by $1,380, recoverable income tax was adjusted by $1,824 and retained earnings was adjusted by $3,204. In addition, reclassifications of $11,808 between "Accounts receivable, related parties" and "Pension, postretirement and other long-term liabilities" were made. The Company has evaluated the effect of the above misstatements on its condensed consolidated financial statements for the three months ended June 30, 2015 in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatement When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that the three months ended June 30, 2015 were not materially misstated. See Note 21 "Restatement of Previously Reported Financial Information" to the "Notes to Condensed Consolidated Financial Statements" for the impact of this change on selected financial amounts.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $6,185 and $5,675 for the three months ended June 30, 2016 and 2015, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recent Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that changed the presentation of debt issuance costs in financial statements. The primary objective of this accounting guidance was to present these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is still reported as interest expense. The Company adopted this guidance on April 1, 2016 on a retrospective basis. On the condensed consolidated balance sheets, $11,272 and $9,875 were reclassified from Other Deferred Charges to Long-Term Debt at June 30, 2015 and March 31, 2016, respectively. See Note 21 "Restatement of Previously Reported Financial Information" to the "Notes to Condensed Consolidated Financial Statements."

Alliance One International, Inc. and Subsidiaries

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance, as amended, is effective for the Company on April 1, 2018. The Company is currently evaluating the impact of this new guidance.
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
In February 2016, the FASB issued new accounting guidance regarding the treatment of leases. The primary objective of this accounting guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This accounting guidance will be effective for the Company April 1, 2020. The Company is currently evaluating the impact of this new guidance.
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
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The primary objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This accounting guidance will be effective for the Company on April 1, 2020. The Company is currently evaluating the impact of this new guidance.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of June 30, 2016, the Company’s unrecognized tax benefits totaled $16,462, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016, accrued interest and penalties totaled $1,342 and $842 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2016, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2013; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Provision for the Three Months Ended June 30, 2016
The effective tax rate used for the three months ended June 30, 2016 was 11.3% compared to 11.0% for the three months ended June 30, 2015. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the three months ended June 30, 2016, the Company recorded a discrete event adjustment benefit of $3,474, bringing the effective tax rate estimated for the three months of 1.1% to 11.3%. This discrete event adjustment benefit relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the three months ended June 30, 2015, the Company recorded a discrete event adjustment benefit of $1,762, bringing the effective tax rate estimated for the three months of 5.0% to 11.0%. This discrete event adjustment benefit relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the three months ended June 30, 2016 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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

         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2016	June 30, 2015	March 31, 2016
Amounts guaranteed (not to exceed)	$229,486	$276,566	$210,703
Amounts outstanding under guarantee	111,287	165,222	107,615
Fair value of guarantees	5,891	7,723	7,350

         Of the guarantees outstanding at June 30, 2016, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2016 and 2015 and March 31, 2016, respectively, the Company had balances of $13,127, $11,212, and $16,699 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics. During the three months ended June 30, 2015, the Company recorded $375 of additional employee severance charges and $2,573 of asset impairment charges in connection with the restructuring of certain operations primarily in Africa. The asset impairment charges are for unrecoverable tobacco supplier advances and tobacco production property and equipment due to exiting and redefining the Company's position in certain African markets.

The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
Restructuring and Asset Impairment Charges	2016	2015
Employee separation and other cash charges:
Beginning balance	$398	$8,087
Period charges:
Severance charges	7	375
Other cash charges	34	—
Total period charges	41	375
Payments through June 30	(340)	(1,246)
Ending balance June 30	$99	$7,216
Asset impairment and other non-cash charges	$—	$2,573
Total restructuring charges for the period	$41	$2,948

The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Employee Separation and Other Cash Charges	2016	2015
Beginning balance:	$398	$8,087
North America	—	—
Other regions	398	8,087
Period charges:	$41	$375
North America	—	—
Other regions	41	375
Payments through June 30	$(340)	$(1,246)
North America	—	—
Other regions	(340)	(1,246)
Ending balance June 30	$99	$7,216
North America	—	—
Other regions	99	7,216

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2016		12.75	4.50	—
March 31, 2015 balance
Gross carrying amount	$2,794	$33,700	$14,893	$18,502	$69,889
Accumulated amortization	—	(16,639)	(5,786)	(15,573)	(37,998)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(421)	(270)	(206)	(897)
Net June 30, 2015	2,794	16,640	8,837	2,723	30,994
Additions	13,669	24,830	—	—	38,499
Amortization expense	—	(1,264)	(555)	(640)	(2,459)
Net March 31, 2016	16,463	40,206	8,282	2,083	67,034
Amortization expense	—	(836)	(110)	(193)	(1,139)
Net June 30, 2016	16,463	39,370	8,172	1,890	65,895

(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
July 1, 2016 through March 31, 2017	$2,504	$1,172	$655	$4,331
2018	3,340	1,405	620	5,365
2019	3,340	1,405	367	5,112
2020	3,340	1,397	248	4,985
2021	3,340	1,397	—	4,737
Later	23,506	1,396	—	24,902
	$39,370	$8,172	$1,890	$49,432
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2016. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. At June 30, 2016 and 2015, and March 31, 2016, the Company’s investment in these joint ventures was $55,620, $53,491, and $57,243, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at June 30, 2016 and 2015, and March 31, 2016, respectively were $9,266, $3,796 and $1,920 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $107,009, $111,622 and $100,238 at June 30, 2016 and 2015, and March 31, 2016, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Sales and other operating revenues:
North America	$49,938	$30,300
Other regions	211,163	235,982
Total revenue	$261,101	$266,282

Operating income (loss):
North America	$(978)	$871
Other regions	(4,298)	(3,775)
Total operating loss	(5,276)	(2,904)

Interest expense	30,602	27,773
Interest income	1,838	1,374
Loss before income taxes and other items	$(34,040)	$(29,303)

Analysis of Segment Assets	June 30, 2016	June 30, 2015	March 31, 2016
Segment assets:
North America	$316,215	$324,118	$338,833
Other regions	1,602,483	1,504,900	1,629,365
Total assets	$1,918,698	$1,829,018	$1,968,198

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at June 30, 2016 and 2015. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 469 at a weighted average exercise price of $60.70 per share at June 30, 2016 and 656 at a weighted average exercise price of $60.39 per share at June 30, 2015.
          The following table summarizes the computation of earnings per share for the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,
(in thousands, except per share data)	2016		2015
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(31,505)		$(25,950)

SHARES
Weighted average number of shares outstanding	8,904		8,862

BASIC LOSS PER SHARE	$(3.54)		$(2.93)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(31,505)		$(25,950)

SHARES
Weighted average number of common shares outstanding	8,904		8,862
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Adjusted weighted average number of common shares outstanding	8,904		8,862
DILUTED LOSS PER SHARE	$(3.54)		$(2.93)

* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $437 and $1,104 for the three months ended June 30, 2016 and 2015, respectively, of which $45 and $291, respectively were with respect to stock-based awards payable in cash.
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
          During the three months ended June 30, 2016 and 2015, respectively, the Company made the following stock-based compensation awards:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended June 30,
(in thousands, except grant date fair value)	2016	2015
Restricted Stock
Number Granted	6	6
Grant Date Fair Value	$15.40	$23.91

          Restricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,104 and the total assessment including penalties and interest at June 30, 2016 is $12,735. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $3,627 at June 30, 2016, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Other
Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7,400 plus interest and costs.  On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €48.  On December 23, 2014, Mindo, S.r.l. appealed the judgment of the Court of Rome to the Court of Appeal of Rome.  A hearing before the Court of Appeal of Rome was held on June 12, 2015, which was adjourned pending a further hearing set for February 2018.  The outcome of, and timing of a decision on, the appeal are uncertain and therefore no amounts have been recorded.
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

11. DEBT ARRANGEMENTS

At June 30, 2016, $200,000 was outstanding under the senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its senior secured revolving credit facility and its senior notes. While the Company anticipates it will be in compliance in fiscal 2017, unanticipated changes in market conditions or other factors could adversely affect the Company’s business and future debt covenant compliance thereunder. In such a circumstance, the Company may not be able to maintain compliance with the covenants, which would cause a default under the credit facility. A default, if not waived and/or amended, would prevent the Company from taking certain actions, such as incurring additional debt, paying dividends, or redeeming senior notes or subordinated debt. A default also could result in a default or acceleration of other indebtedness with cross-default provisions.
If the Company were unable to maintain compliance with the financial covenants in the senior secured credit facility agreement, it would seek modification to the then existing agreement to further amend covenants and extend maturities, as necessary. If the Company were unable to obtain such modification, it could potentially decide to pay off the credit facility and terminate the agreement. In such case, the liquidity provided by the agreement would not be available in the future; however, the Company believes it has sufficient liquidity from operations and other available funding sources to meet future operating, debt service and capital expenditure requirements for the next twelve months. Further, as noted above, the Company's U.S. revolver matures April 15, 2017 and the Company plans to either extend or refinance this facility during fiscal year 2017. The inability to extend or refinance the U.S. revolver could impact the Company's ability to meet its future liquidity requirements.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At June 30, 2016, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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

Alliance One International, Inc. and Subsidiaries

12. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2016 and 2015, and March 31, 2016.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2016	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at June 30, 2015	Other Current Assets	$609	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at March 31, 2016	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$—

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,
		2016	2015

Foreign currency contracts	Cost of goods and services sold	$—	$(1,392)

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

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2016	2015
Service cost	$120	$502
Interest expense	1,176	1,462
Expected return on plan assets	(1,403)	(1,554)
Amortization of prior service cost	10	42
Actuarial loss	524	849
Net periodic pension cost	$427	$1,301

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the three months ended June 30, 2016, contributions of $1,503 were made to pension plans for fiscal 2017. Additional contributions to pension plans of approximately $4,957 are expected during the remainder of fiscal 2017. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of June 30, 2016, contributions of $83 were made to the plans for fiscal 2017. Additional contributions of $291 to the plans are expected during the rest of fiscal 2017. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2016	2015
Service cost	$3	$10
Interest expense	67	111
Amortization of prior service cost	(177)	(3)
Actuarial loss	104	112
Net periodic pension cost (benefit)	$(3)	$230

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2016	June 30, 2015	March 31, 2016
Processed tobacco	$675,523	$641,201	$584,158
Unprocessed tobacco	232,618	199,528	175,933
Other	30,667	43,786	31,249
	$938,808	$884,515	$791,340

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2016	$(14,046)	$(39,802)	$(53,848)
Other comprehensive loss before reclassifications	(2,274)	—	(2,274)
Amounts reclassified to net earnings, net of tax	—	461	461
Other comprehensive earnings (loss), net of tax	(2,274)	461	(1,813)
Balances, June 30, 2016	(16,320)	(39,341)	(55,661)

Balances, March 31, 2015	$(14,154)	$(52,232)	$(66,386)
Other comprehensive earnings before reclassifications	2,307	225	2,532
Amounts reclassified to net earnings, net of tax	—	1,000	1,000
Other comprehensive earnings, net of tax	2,307	1,225	3,532
Balances, June 30, 2015	(11,847)	(51,007)	(62,854)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Pension and postretirement plans (*):
Actuarial loss	$628	$961
Amortization of prior service cost	(167)	39
Amounts reclassified from accumulated other comprehensive losses to net earnings	$461	$1,000
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the three months ended June 30, 2016, the investment limit of this program was adjusted from up to $150,000 trade receivables to up to $100,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.
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

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES (continued)

The agreement for the second program also allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The investment limit under this agreement is $35,000. During fiscal 2016, the company had a third securitization program that operated similar to the second program, with an investment limit of $100,000.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $13,673, $22,090, and $9,113 as a result of the net settlement as of June 30, 2016 and 2015 and March 31, 2016, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30,		March 31,
	2016	2015	2016
Receivables outstanding in facility	$65,786	$109,400	$188,764
Beneficial interest	$14,681	$23,256	$40,368
Servicing liability	$—	$22	$58
Cash proceeds for the three months ended June 30:
Cash purchase price	$136,046	$82,672	$585,648
Deferred purchase price	95,658	44,663	233,753
Service fees	183	167	553
Total	$231,887	$127,502	$819,954

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

17. FAIR VALUE MEASUREMENTS (continued)

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

	June 30, 2016	June 30, 2015	March 31, 2016
Carrying value	$911,068	$926,953	$920,444
Estimated fair value	800,394	855,886	753,038

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the
LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of June 30, 2016 and 2015 and March 31, 2016 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at June 30, 2016 by $41 and $82, respectively.

Guarantees
The Company guarantees certain funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by certain unconsolidated subsidiaries. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to certain third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at June 30, 2016 would change by $777 or $1,534, respectively.

          Unconsolidated subsidiary guarantees - Due to the reconsolidation of MTC at March 31, 2016, there are no deconsolidated subsidiary guarantees that have a fair value at June 30, 2016.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	June 30, 2016			June 30, 2015			March 31, 2016
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$609	$—	$609	$—	$—	$—
Securitized beneficial interests	—	14,681	14,681	—	23,256	23,256	—	40,368	40,368
Total Assets	$—	$14,681	$14,681	$609	$23,256	$23,865	$—	$40,368	$40,368
Liabilities
Guarantees	$—	$5,891	$5,891	$—	$7,723	$7,723	$—	$7,350	$7,350
Derivative financial instruments	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$5,891	$5,891	$—	$7,723	$7,723	$—	$7,350	$7,350

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended June 30, 2016
	Securitized Beneficial Interests	Guarantees
Beginning Balance	$40,368	$7,350
Issuances of guarantees/sales of receivables	61,205	1,003
Settlements	(86,634)	(2,462)
Losses recognized in earnings	(258)	—
Ending Balance June 30, 2016	$14,681	$5,891

	Three Months Ended June 30, 2015
	Securitized Beneficial Interest	Guarantees
Beginning Balance	$40,712	$8,650
Issuances of guarantees/sales of receivables	33,782	4,557
Settlements	(51,167)	(5,484)
Losses recognized in earnings	(71)	—
Ending Balance June 30, 2015	$23,256	$7,723

The amount of unrealized losses relating to assets still held at the respective dates of June 30, 2016 and 2015 and March 31, 2016 were $458, $733 and $1,521 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at June 30, 2016:

	Fair Value at June 30, 2016		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$14,681	Discounted Cash Flow	Discount Rate	3.22%
			Payment Speed	71 days
Tobacco Supplier Guarantees	$2,297	Historical Loss	Historical Loss	9.90% to 15.92%
Tobacco Supplier Guarantees	$3,594	Discounted Cash Flow	Market Interest Rate	15.75% to 21.95%
18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2016	June 30, 2015	March 31, 2016
Balances:
Accounts receivable, related parties	$9,266	$7,732	$1,920
Due to related parties	15,496	22,920	20,490

	Three Months Ended June 30,
	2016	2015
Transactions:
Sales	$17,246	$7,563
Purchases	10,048	22,651

The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring or processing inventory.
          The Company’s balances due to and from related parties are primarily with its equity basis investments located in Asia, South America, North America and Europe which purchase and process tobacco or produce consumable e-liquids.

19. INVESTEE COMPANIES

The Company has equity method investments in companies in India, Thailand, Turkey and Brazil that purchase and process tobacco. The investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%, Oryantal Tutun Paketleme 50%, and China Brasil Tobacos Exportadora SA (“CBT”) 49%. The Company also has a 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products.
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At June 30, 2016, the basis difference was $11,315.

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT

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

On July 28, 2016, Standard & Poor’s (“S&P”) downgraded the Company’s corporate credit rating to “CCC” from “CCC+” and indicated the rating outlook as “negative.” S&P also downgraded its issue-level ratings on our senior secured revolving line of credit to “B-” from “B”, and on our 9.875% senior secured second lien notes to “CCC-” from “CCC.” However, the Company affirms its belief that the sources of capital it has access to are sufficient to fund its anticipated needs for the next twelve months. As of June 30, 2016, available credit lines and cash were $643,365, comprised of $158,211 in cash; $485,154 of credit lines, of which $10,259 was available under the U.S. revolving credit facility; and $474,895 of foreign seasonal credit lines with $10,713 exclusively for letters of credit. Notes payable to banks are typically for 180 to 270 days and are entered into each year in various locales around the world. The U.S revolver matures April 15, 2017 and the Company plans to either extend or refinance this facility during fiscal year 2017. The Company's access to capital meets its current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill its future funding requirements for the next twelve months. General deterioration of its business and the cash flow that it generates, failure to renew foreign lines or an inability to extend or refinance its U.S. revolver could impact its ability to meet its future liquidity requirements.

21. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As described in Note 1, “Basis of Presentation and Significant Accounting Policies” to the “Notes to Condensed Consolidated Financial Statements,” the Company identified and corrected certain misstatements relating to prior years’ consolidated financial statements that impact the June 30, 2015 condensed consolidated financial statements. In addition, the Company adopted new accounting guidance related to the classification of debt issuance costs on a retrospective basis that also impacts the June 30, 2015 condensed consolidated financial statements. The impact of these changes on selected financial amounts within the accompanying condensed consolidated financial statements are summarized below:

	Condensed Consolidated Balance Sheet as of
	June 30, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Total current assets	$1,427,269	$(3,204)	$11,808	$—	$1,435,873
Total non-current assets	169,090	—	—	(11,272)	157,818
Total assets	1,831,686	(3,204)	11,808	(11,272)	1,829,018
Non-current liabilities	995,360	—	11,808	(11,272)	995,896
Total equity	175,836	(3,204)	—	—	172,632
Total liabilities and equity	1,831,686	(3,204)	11,808	(11,272)	1,829,018

Alliance One International, Inc. and Subsidiaries

21. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION (continued)

Statement of Consolidated Stockholders' Equity
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Retained Deficit at March 31, 2015	$(208,184)	$(3,204)	$—	$—	$(211,388)
Retained Deficit at June 30, 2015	(234,134)	(3,204)	—	—	(237,338)

	Consolidated Balance Sheet as of
	March 31, 2016
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Total non-current assets	$210,190	$—	$—	$(9,875)	$200,315
Total assets	1,978,073	—	—	(9,875)	1,968,198
Non-current liabilities	1,028,575	—	—	(9,875)	1,018,700
Total liabilities and equity	1,978,073	—	—	(9,875)	1,968,198

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview for the three months ended June 30, 2016 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Volumes increases of 10.1% related to increased customer demand and the timing of shipments in North America. The impact to volumes of a short crop in Brazil this year were offset by opportunistic sales and the timing of shipments in Africa. However, average sales prices were lower from lower prices paid to tobacco suppliers in most regions and product mix. As a result, total sales and other operating revenues decreased slightly by 2.0% to $261.1 million. The positive impact of currency movements in most regions combined with lower prices paid to tobacco suppliers in most regions and product mix lowered average tobacco costs on a per kilo basis even more and gross margin improved 16.0% to $34.1 million with gross margin as a percentage of sales improving from 11.0% to 13.1%. Selling, general and administrative expense increases were primarily from increased Kenya-related legal and professional fees and incentive compensation costs. Restructuring and asset impairment charges in the prior period are mainly attributable to impairment of advances to tobacco suppliers and real property in Africa. Due to these changes, operating loss increased to $5.3 million in line with our expectations.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Again, this year, working capital and cash cycle improvements are focal areas. Our improved cost structure and well-positioned inventories at quarter end are important elements. Inventories at quarter end are positioned below our internal plan and uncommitted inventories are lower than the prior year even with the inclusion of Zimbabwe inventories. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

Global markets are tightening as we emerge from an oversupply situation. Market prices paid in U.S dollars for suppliers’ green tobacco are generally lower this year. We anticipate that oversupply will further correct through the current crop cycle. We have seen considerable effects on crop sizes through the EL Nino weather pattern that we have been experiencing with reduced crop sizes experienced in the 2015 United States crop and 2016 Brazil crop due to higher rainfall. We continue to make progress toward our global plans and strategies. Those plans include investing in sustainable tobacco production where appropriate returns are achievable, eliminating costs from the supply chain and optimizing our global footprint to match future customer requirements. We have made solid progress in all these initiatives during the quarter and expect execution of these plans to improve our results and shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2016		$		%	2015
Kilos sold	61.2		5.6		10.1	55.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$241.3		$(4.9)		(2.0)	$246.2
Average price per kilo	3.94		(0.49)		(11.1)	4.43
Processing and other revenues	19.8		(0.3)		(1.5)	20.1
Total sales and other operating revenues	261.1		(5.2)		(2.0)	266.3
Tobacco cost of goods sold:
Tobacco costs	200.2		(2.9)		(1.4)	203.1
Transportation, storage and other period costs	13.8		(2.4)		(14.8)	16.2
Derivative financial instrument and exchange losses (gains)	(2.1)		(6.0)		(153.8)	3.9
Total tobacco cost of goods sold	211.9		(11.3)		(5.1)	223.2
Average cost per kilo	3.46		(0.55)		(13.7)	4.01
Processing and other revenues cost of services sold	15.1		1.4		10.2	13.7
Total cost of goods and services sold	227.0		(9.9)		(4.2)	236.9
Gross profit	34.1		4.7		16.0	29.4
Selling, general and administrative expenses	38.8		8.9		29.8	29.9
Other income (expense)	(0.5)		(1.1)		(183.3)	0.6
Restructuring and asset impairment charges	—		(2.9)		(100.0)	2.9
Operating loss	(5.3)	*	(2.4)		(82.8)	(2.9)	*
Interest expense	30.6		2.8		10.1	27.8
Interest income	1.8		0.4		28.6	1.4
Income tax benefit	(3.8)		(0.6)		(18.8)	(3.2)
Equity in net income (loss) of investee companies	(1.3)		(1.4)		(1,400.0)	0.1
Loss attributable to noncontrolling interests	—		—		—	—
Loss attributable to Alliance One International, Inc.	$(31.5)	*	$(5.6)	*	(21.6)	$(25.9)	*

* Amounts do not equal column totals due to rounding

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary. Total sales and other operating revenues decreased slightly by 2.0% to $261.1 million primarily due to lower average sales prices attributable to product mix and lower prices paid to tobacco suppliers across most regions. Partially offsetting the impact of lower prices is a 10.1% increase in volumes from increased customer demand and the timing of shipments in North America. The impact to volumes of a short crop in Brazil this year were offset by opportunistic sales and the timing of shipments in Africa that resulted from the overbooking of shipping vessels at March 31, 2016. Changes in product mix, lower prices paid to tobacco suppliers in most regions as well as the positive impact of currency movements in most regions lowered average tobacco costs on a per kilo basis. Mainly due to increased volumes and product mix, gross margin increased 16.0% to $34.1 million. The impact of product mix and currency movements improved gross margin as a percentage of sales from 11.0% to 13.1%. Selling, general and administrative expense ("SG&A") increased 29.8% primarily from increased Kenya related legal and professional fees and incentive compensation costs. Restructuring and asset impairment charges in the prior period are mainly attributable to impairment of advances to tobacco suppliers and real property in Africa. As a result of increased SG&A costs, operating loss increased 82.8% to $5.3 million.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (continued)

Our interest costs increased from the prior year primarily due to higher average borrowings on our seasonal lines of credit and increased amortization of debt issuance costs. Our effective tax rate was 11.3% this year compared to 11.0% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowanced, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended June 30,
		Change
	2016	$	%	2015
Kilos sold	12.5	6.6	111.9	5.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$46.5	$19.5	72.2	$27.0
Average price per kilo	3.72	(0.86)	(18.8)	4.58
Processing and other revenues	3.4	0.1	3.0	3.3
Total sales and other operating revenues	49.9	19.6	64.7	30.3
Tobacco cost of goods sold:
Tobacco costs	37.2	15.9	74.6	21.3
Transportation, storage and other period costs	2.7	1.0	58.8	1.7
Derivative financial instrument and exchange losses (gains)	—	(0.7)	(100.0)	0.7
Total tobacco cost of goods sold	39.9	16.2	68.4	23.7
Average cost per kilo	3.19	(0.83)	(20.6)	4.02
Processing and other revenues cost of services sold	2.2	0.3	15.8	1.9
Total cost of goods and services sold	42.1	16.5	64.5	25.6
Gross profit	7.8	3.1	66.0	4.7
Selling, general and administrative expenses	8.7	4.9	128.9	3.8
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income (loss)	$(0.9)	$(1.8)	(200.0)	$0.9

Total sales and other operating revenues increased 64.7% to $49.9 million and total costs of goods and services sold increased 64.5% to $42.1 million from an 111.9% increase in volumes attributable to increased customer demand and the timing of shipments. The increase in revenues and costs were partially offset by an 18.8% decrease in average sales prices per kilo and a 20.6% decrease in average tobacco costs per kilo due to product mix and lower prices paid for the current Canadian crop as a result of currency fluctuations. Mainly driven by increased volumes, gross margin increased 66.0% to $7.8 million this year while gross margin as a percentage of sales remained consistent with the prior year. Increases in SG&A were attributable to allocations for general corporate services due to its increased relative contribution to consolidated sales and other operating revenues. The increase in SG&A more than offset the increase in gross margin and operating income declined $1.8 million from the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended June 30,
		Change
	2016	$	%	2015
Kilos sold	48.7	(1.0)	(2.0)	49.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$194.8	$(24.4)	(11.1)	$219.2
Average price per kilo	4.00	(0.41)	(9.3)	4.41
Processing and other revenues	16.4	(0.4)	(2.4)	16.8
Total sales and other operating revenues	211.2	(24.8)	(10.5)	236.0
Tobacco cost of goods sold:
Tobacco costs	163.0	(18.8)	(10.3)	181.8
Transportation, storage and other period costs	11.1	(3.4)	(23.4)	14.5
Derivative financial instrument and exchange gains	(2.1)	(5.3)	(165.6)	3.2
Total tobacco cost of goods sold	172.0	(27.5)	(13.8)	199.5
Average cost per kilo	3.53	(0.48)	(12.0)	4.01
Processing and other revenues cost of services sold	12.9	1.1	9.3	11.8
Total cost of goods and services sold	184.9	(26.4)	(12.5)	211.3
Gross profit	26.3	1.6	6.5	24.7
Selling, general and administrative expenses	30.1	4.0	15.3	26.1
Other income (expense)	(0.5)	(1.1)	(183.3)	0.6
Restructuring and asset impairment charges	—	(2.9)	(100.0)	2.9
Operating loss	$(4.3)	$(0.6)	(16.2)	$(3.7)

Total sales and other operating revenues decreased 10.5% to $211.2 million primarily due to a 9.3% decrease in average sales prices driven by product mix and lower prices paid to tobacco suppliers in Africa and South America. Volumes decreased slightly as opportunistic sales of old crop and the timing of shipments in Africa that resulted from the overbooking of shipping vessels at March 31, 2016 were offset by the timing of shipments in other regions and a short crop in Brazil. Average tobacco costs per kilo decreased 12.0% from product mix, lower prices paid to tobacco suppliers in Africa and South America as well as the positive impact of currency movements in Africa and Europe including the Euro. Processing and other revenues and processing costs were relatively flat as increased processing services due to the reconsolidation of Zimbabwe were offset by reduced processing services in Brazil due to the smaller crop size this year. As a result of currency movement, gross margin increased 6.5% to $26.3 million. In addition, currency movement and product mix increased gross margin as a percentage of sales from 10.5% to 12.5%. Increases in SG&A are associated with increased Kenya-related legal and professional fees and incentive compensation costs partially offset by increased allocations for general corporate services to the North America region. Increases in SG&A costs were offset by increased gross margin and the non-recurrence of restructuring and asset impairment charges in the prior year that were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. As a result, operating loss declined 16.2% to $4.3 million this year.

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
As of June 30, 2016, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2016 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $815.5 million at March 31, 2016 to $567.2 million at June 30, 2016. Our current ratio was 1.7 to 1 at June 30, 2016 and 2.2 to 1 at March 31, 2016. The decrease in working capital is primarily related to the classification of our $200.0 million revolver outstanding at June 30, 2016 as current in accordance with its stated April 15, 2017 maturity. The remaining decrease in working capital is attributable to decreased cash balances and accounts receivables due to the timing of collections partially offset by the seasonal increase buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and South America crop cycles.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $151.0 million of our outstanding cash balance at June 30, 2016 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2016	2015	2016
Cash and cash equivalents	$158.2	$163.9	$199.7
Trade and other receivables, net	206.4	266.6	401.0
Inventories and advances to tobacco suppliers	996.7	931.8	833.2
Total current assets	1,425.9	1,435.9	1,490.4
Notes payable to banks	458.2	401.1	476.0
Accounts payable	77.6	78.1	81.6
Advances from customers	9.5	20.0	9.9
Total current liabilities	858.7	660.5	674.8
Current ratio	1.7 to 1	2.2 to 1	2.2 to 1
Working capital	567.2	775.4	815.5
Long-term debt	710.7	882.8	910.2
Stockholders’ equity attributable to Alliance One International, Inc.	238.2	169.2	271.1
Net cash provided (used) by:
Operating activities	(15.8)	(234.1)	(135.3)
Investing activities	(4.2)	(6.3)	(13.5)
Financing activities	(21.7)	260.6	193.6

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities decreased $218.3 million in 2016 compared to 2015. The decrease in cash used was primarily due to the timing of collections of accounts receivable and payments for accounts payable and accrued expenses, all in accordance with terms.

Investing Cash Flows
Net cash used by investing activities decreased $2.1 million in 2016 compared to 2015. The decrease in cash used was primarily due to less purchases of property, plant and equipment in accordance with capital improvements plans for fiscal 2017.

Financing Cash Flows
Net cash provided by financing activities decreased $282.3 million in 2016 compared to 2015. This decrease is primarily due to the timing of cash flows from our revolver borrowings this year resulting in more repayments than proceeds as well as lower net proceeds from short-term borrowings due to the timing of shipments and reductions in purchasing requirements for the current crop due to lower prices paid to tobacco suppliers and a delayed season in Africa.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our senior secured revolving credit facility, long-term debt securities, customer advances and cash from operations when available. At June 30, 2016, we had cash of $158.2 million and total debt outstanding of $1,369.3 million comprised of $468.2 million of short-term and long-term notes payable to banks, $200.0 million of borrowings under the senior secured revolving credit facility, $700.2 million of 9.875% senior secured second lien notes, and $0.9 million of other long-term debt. The $17.8 million seasonal decrease in notes payable to banks from March 31, 2016 to June 30, 2016 results from the timing of borrowings under the Africa credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended June 30, 2016 and 2015, respectively, were $586.7 million at a weighted average interest rate of 5.9% and $504.8 million at a weighted average interest rate of 4.9%. Aggregated peak borrowings by facility occurring at any time during the three months ended June 30, 2016 and 2015 were repaid with cash provided by operating activities. Available credit as of June 30, 2016 was $485.2 million comprised of $10.3 million under our senior secured revolving credit facility, $464.2 million of notes payable to banks and $10.7 million of availability exclusively for letters of credit. In fiscal 2017, we expect to incur capital expenditures of approximately $22.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to shareholders during the quarter ended June 30, 2016 and payment of dividends is restricted under the terms of our senior secured revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.
Our senior secured revolving credit facility matures on April 15, 2017 and we plan to either extend or refinance this facility during fiscal year 2017.  Our access to capital meets our current expectations and outlook and is anticipated to provide sufficient liquidity to fulfill our future funding requirements. General deterioration of our business and the cash flow that it generates, failure to renew foreign lines or an inability to extend or refinance our senior secured revolving credit facility could impact our ability to meet our future liquidity requirements. Any downgrades in the credit ratings assigned to us and our debt obligations by credit rating agencies may make it more difficult or expensive for us to obtain additional debt financing in the future, including any extension or refinancing of our senior secured revolving credit facility. On July 28, 2016, Standard & Poor’s (“S&P”) downgraded the Company’s corporate credit rating to “CCC” from “CCC+” and indicated the rating outlook as “negative.” S&P also downgraded its issue-level ratings on our senior secured revolving line of credit to “B-” from “B”, and on our 9.875% senior secured second lien notes to “CCC-” from “CCC.”

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of June 30, 2016:

			June 30, 2016
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
	2016	2016	Available	Rate
Senior secured credit facility:
Revolver (1)	$200.0	$200.0	10.3	5.2%
Senior notes:
9.875% senior notes due 2021 (3)	699.3	700.2	—	9.9%
Long-term foreign seasonal borrowings	10.0	10.0	—	4.1%
Other long-term debt	1.3	0.9	—	7.1%	(2)
Notes payable to banks (4)	476.0	458.2	464.2	5.4%	(2)
Total debt	$1,386.6	$1,369.3	474.5
Short term	$476.0	$458.2
Long term:
Long term debt current	$0.4	$200.4
Long term debt	910.2	710.7
	$910.6	$911.1
Letters of credit	$4.7	$10.0	10.7
Total credit available			$485.2
(1)  As of June 30, 2016 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $210.3 million Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the three months ended June 30, 2016.

(3)  On April 1, 2016, we adopted new accounting guidance that changed the presentation of debt issuance costs in financial statements on a retrospecitve basis. Therefore, the March 31, 2016 balance previously reported of $709.2 million has been adjusted by $9.9 million to $699.3 million in accordance with the adoption of this new accounting guidance.

(4) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2016, we had approximately $458.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $943.1 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $10.7 million available in unused letter of credit capacity with $10.0 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of June 30, 2016, approximately $10.0 million was drawn and outstanding with a maximum capacity totaling $10.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
See Note 1 "Basis of Presentation and Significant Accounting Policies" of Notes to Condensed Consolidated Financial Statements for further information.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2016. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2016 and are being remediated as of June 30, 2016:

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2016 and are being remediated as of June 30, 2016:

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

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted above related to the material weaknesses at the Kenya subsidiary and Africa regional levels and as noted below. The Company addressed the remediation of the material weakness that existed at the regional and corporate levels as of March 31, 2016 regarding the Company's controls applicable to the accounting for the reconsolidation of its Zimbabwe facility through the continued engagement of third-party technical expertise to address complex and unusual transactions in the future.

The Company has completed or undertaken plans to remediate these control deficiencies that constituted material weaknesses as follows:

•	The Kenyan operation is under new management including the Managing Director and the Finance & Operations Manager.

•
The Company is in the process of standardizing key controls. As part of this process, which is being led by Corporate Audit Services, the deficient control activities at the Kenya location will be replaced with the standardized key control activities. The control activities in Kenya will be tested for design and operating effectiveness in fiscal 2017.

•
Two new regional controller positions have been employed for the Africa region. These positions add an additional layer of review and oversight of African entities and function as “super” financial directors of three entities each, as well as being part of the regional team. The entities for which each position is responsible will rotate every two years.

•
This African regional controller team performs new analyses, which include but are not limited to trend analyses over time, crop information and inventory turns (including by comparison to other origins within the region) to corroborate accounting amounts, sign off on quarterly packet reviews and account reconciliations, and monitoring controls around the financial close process. Additionally, the regional controllers regularly visit origins for their work to help assess monthly and quarterly financial processes.

•
We will enhance regional review procedures at the corporate level with the implementation of semi-annual regional risk management committee meetings to review business risks and controls, and results of the region based on new analyses and trends as well.

•
The Company’s fraud risk assessment of a location is being included as a factor in determining the scope of our SOX compliance program, in order to more specifically tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q for the quarters ended June 30, 2016 and 2015 are fairly presented, in all material respects, in accordance with US GAAP.

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

N/A

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

3.01
Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 21, 2016 (SEC File No. 001-13684)

10.01
Fourth Amendment to Amended and Restated Credit Agreement dated as of May 20, 2016 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith)

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: August 8, 2016	Todd B. Compton Vice President - Controller (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

3.01
Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to Alliance One International, Inc.'s Current Report on Form 8-K, filed June 21, 2016 (SEC File No. 001-13684)

10.01
Fourth Amendment to Amended and Restated Credit Agreement dated as of May 20, 2016 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith)

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