Form 10-Q
period 2016-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2016-11-07
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016.

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
                                               Yes [ ]                                                                              No [X]

As of October 31, 2016, the registrant had 8,941,875 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Six Months Ended September 30, 2016 and 2015	4

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Six Months Ended September 30, 2016 and 2015	5

		Condensed Consolidated Balance Sheets
		September 30, 2016 and 2015 and March 31, 2016	6

		Condensed Statements of Consolidated Stockholders’ Equity
		Six Months Ended September 30, 2016 and 2015	7

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended September 30, 2016 and 2015	8

		Notes to Condensed Consolidated Financial Statements	9 – 30

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	31 – 40

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

	Item 4.	Controls and Procedures	40 – 41

Part II.	Other Information

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults Upon Senior Securities	42

	Item 4.	Mine Safety Disclosures	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signature			44

Index of Exhibits			45

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Sales and other operating revenues	$389,423	$414,853	$650,524	$681,135
Cost of goods and services sold	339,142	359,979	566,192	596,864
Gross profit	50,281	54,874	84,332	84,271
Selling, general and administrative expenses	33,362	27,948	72,167	57,862
Other income (expense)	2,104	(1,029)	1,624	(469)
Restructuring and asset impairment charges (recovery)	577	(386)	619	2,562
Operating income	18,446	26,283	13,170	23,378
Interest expense (includes debt amortization of $3,087 and $2,383 for the three months and $6,197 and $4,626 for the six months in 2016 and 2015, respectively)	31,904	28,782	62,507	56,555
Interest income	2,204	1,274	4,042	2,648
Loss before income taxes and other items	(11,254)	(1,225)	(45,295)	(30,529)
Income tax expense (benefit)	3,627	22,902	(204)	19,687
Equity in net income (loss) of investee companies	(732)	3,004	(2,061)	3,136
Net loss	(15,613)	(21,123)	(47,152)	(47,080)
Less: Net income (loss) attributable to noncontrolling interests	44	(58)	11	(65)
Net loss attributable to Alliance One International, Inc.	$(15,657)	$(21,065)	$(47,163)	$(47,015)

Loss per share:
Basic	$(1.75)	$(2.37)	$(5.29)	$(5.30)
Diluted	$(1.75)	$(2.37)	$(5.29)	$(5.30)

Weighted average number of shares outstanding:
Basic	8,923	8,883	8,914	8,873
Diluted	8,923	8,883	8,914	8,873

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Net loss	$(15,613)	$(21,123)	$(47,152)	$(47,080)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(585)	(1,664)	(2,859)	643
Defined benefit pension amounts reclassified to income:
Negative plan amendment/reclassified to liability	—	4,461	—	4,686
Amounts reclassified to income	460	1,000	921	2,000
Defined benefit plan adjustment	460	5,461	921	6,686
Total other comprehensive income (loss), net of tax	(125)	3,797	(1,938)	7,329
Total comprehensive loss	(15,738)	(17,326)	(49,090)	(39,751)
Comprehensive income (loss) attributable to noncontrolling interests	45	(58)	11	(65)
Comprehensive loss attributable to Alliance One International, Inc.	$(15,783)	$(17,268)	$(49,101)	$(39,686)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2016	September 30, 2015	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents				$159,297	$150,825	$199,720
Trade receivables, net				195,954	246,137	303,907
Other receivables				88,775	98,377	97,101
Accounts receivable, related parties				8,965	8,489	1,920
Inventories				944,012	963,390	791,340
Advances to tobacco suppliers				57,091	46,897	41,837
Recoverable income taxes				18,619	5,809	13,421
Current deferred taxes, net				—	13,742	—
Prepaid expenses				26,005	21,721	20,016
Other current assets				16,162	13,827	21,096
Total current assets				1,514,880	1,569,214	1,490,358
Other assets
Investments in unconsolidated affiliates				55,655	54,814	58,259
Goodwill				16,463	2,794	16,463
Other intangible assets				48,402	27,304	50,571
Long-term recoverable income taxes				8,990	7,530	8,686
Deferred income taxes, net				48,144	25,247	38,773
Other deferred charges				889	6,115	3,934
Other noncurrent assets				37,634	20,688	23,629
				216,177	144,492	200,315
Property, plant and equipment, net				267,667	232,414	277,525
				$1,998,724	$1,946,120	$1,968,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$581,891	$504,478	$475,989
Accounts payable				51,809	49,179	81,649
Due to related parties				17,357	44,121	20,490
Advances from customers				15,205	51,681	9,895
Accrued expenses and other current liabilities				72,857	93,358	74,425
Income taxes				6,114	12,934	12,022
Long-term debt current				10,355	32,894	356
Total current liabilities				755,588	788,645	674,826

Long-term debt				901,575	893,612	910,214
Deferred income taxes				25,349	2,740	16,924
Liability for unrecognized tax benefits				10,169	9,825	9,809
Pension, postretirement and other long-term liabilities				79,630	95,367	81,753
				1,016,723	1,001,544	1,018,700
Commitments and contingencies
Stockholders’ equity	September 30, 2016	September 30, 2015	March 31, 2016
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,716	9,674	9,685	471,661	469,982	470,830
Retained deficit				(193,019)	(258,403)	(145,856)
Accumulated other comprehensive loss				(55,786)	(59,057)	(53,848)
Total stockholders’ equity of Alliance One International, Inc.				222,856	152,522	271,126
Noncontrolling interests				3,557	3,409	3,546
Total equity				226,413	155,931	274,672
				$1,998,724	$1,946,120	$1,968,198
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2015	$468,564	$(211,388)	$(14,154)	$(52,232)	$3,274	$194,064
Net loss	—	(47,015)	—	—	(65)	(47,080)
Acquisition of noncontrolling interest	—	—	—	—	200	200
Stock-based compensation	1,472	—	—	—	—	1,472
Restricted stock surrendered	(54)	—	—	—	—	(54)
Other comprehensive income, net of tax	—	—	643	6,686	—	7,329

Balance, September 30, 2015	$469,982	$(258,403)	$(13,511)	$(45,546)	$3,409	$155,931

Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$3,546	$274,672
Net income (loss)	—	(47,163)	—	—	11	(47,152)
Restricted stock surrendered	(14)	—	—	—	—	(14)
Stock-based compensation	845	—	—	—	—	845
Other comprehensive income (loss), net of tax	—	—	(2,859)	921	—	(1,938)

Balance, September 30, 2016	$471,661	$(193,019)	$(16,905)	$(38,881)	$3,557	$226,413

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2016 and 2015 (Unaudited)

(in thousands)	September 30, 2016	September 30, 2015

Operating activities
Net loss	$(47,152)	$(47,080)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,353	13,961
Debt amortization/interest	6,987	5,339
(Gain) loss on foreign currency transactions	(4,536)	12,676
Restructuring and asset impairment charges	619	2,562
Equity in net (income) loss of unconsolidated affiliates, net of dividends	2,252	(1,098)
Stock-based compensation	965	1,805
Changes in operating assets and liabilities, net	(110,833)	(346,878)
Other, net	79	(254)
Net cash used by operating activities	(134,266)	(358,967)

Investing activities
Purchases of property, plant and equipment	(7,202)	(9,852)
Proceeds from sale of property, plant and equipment	431	662
Surrender of life insurance policies	—	1,407
Other, net	(260)	(308)
Net cash used by investing activities	(7,031)	(8,091)

Financing activities
Net proceeds from short-term borrowings	108,057	183,762
Proceeds from long-term borrowings	200,000	195,000
Repayment of long-term borrowings	(200,355)	(242)
Debt issuance cost	(6,451)	(5,113)
Other, net	—	200
Net cash provided by financing activities	101,251	373,607

Effect of exchange rate changes on cash	(377)	427

Increase (decrease) in cash and cash equivalents	(40,423)	6,976
Cash and cash equivalents at beginning of period	199,720	143,849
Cash and cash equivalents at end of period	$159,297	$150,825

Other information:
Cash paid for income taxes	$4,736	$8,589
Cash paid for interest	57,845	53,221
Cash received from interest	(4,042)	(2,861)

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

Restatement of Previously Reported Financial Information
During the year ended March 31, 2016, the Company identified certain immaterial errors in previously issued financial statements related to inventory, cost of goods sold and income tax. In addition, the Company corrected the classification of amounts between line items on the Consolidated Balance Sheets included in the previously issued financial statements. The correction of these immaterial errors and reclassification between line items at March 31, 2015 also impact the previously reported balances at September 30, 2015. For the three months and six months ended September 30, 2015, cost of goods sold was adjusted by $636. For the six months ended September 30, 2015, inventory was adjusted by $744, recoverable income tax was adjusted by $1,824 and retained earnings was adjusted by $2,568. In addition, reclassifications of $11,808 between "Accounts receivable, related parties" and "Pension, postretirement and other long-term liabilities" were made. The Company has evaluated the effect of the above misstatements on its condensed consolidated financial statements for the three months and six months ended September 30, 2015 in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatement When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that the three months and six months ended September 30, 2015 were not materially misstated. See Note 21 "Restatement of Previously Reported Financial Information" to the "Notes to Condensed Consolidated Financial Statements" for the impact of this change on selected financial amounts.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $6,406 and $2,847 for the three months ended September 30, 2016 and 2015, respectively and $12,591 and $8,611 for the six months ended September 30, 2016 and 2015, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recent Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that changed the presentation of debt issuance costs in financial statements. The primary objective of this accounting guidance was to present these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is still reported as interest expense. The Company adopted this guidance on April 1, 2016 on a retrospective basis. On the condensed consolidated balance sheets, $10,810 and $9,875 were reclassified from Other Deferred Charges to Long-Term Debt at September 30, 2015 and March 31, 2016, respectively. See Note 21 "Restatement of Previously Reported Financial Information" to the "Notes to Condensed Consolidated Financial Statements."

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
In May 2015, the FASB issued new accounting guidance for disclosures of investments that calculate net asset value per share (or its equivalent). The primary objective is to reduce the diversity in practice on how these investments are categorized in the fair value hierarchy. This accounting guidance is effective for the Company on March 31, 2017. The Company is currently evaluating the impact of this new guidance.
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
In August of 2016, the FASB issued new accounting guidance that clarifies the classification of certain cash receipts and cash payments. The primary objective is to reduce the diversity in practice on how these activities are presented on the statement of cash flows. This accounting guidance will be effective for the Company on March 31, 2018. The company is currently evaluating the impact of this new guidance.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of September 30, 2016, the Company’s unrecognized tax benefits totaled $16,707, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016, accrued interest and penalties totaled $1,507 and $965 respectively.
         The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
         The Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but acknowledges circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly has not recorded

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2016, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2013; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2016
The effective tax rate used for the six months ended September 30, 2016 was 0.5% compared to (64.5)% for the six months ended September 30, 2015. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the six months ended September 30, 2016, the Company recorded a discrete event adjustment benefit of $2,836, bringing the effective tax rate estimated for the six months of (5.8)% to 0.5%. This discrete event adjustment benefit relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the six months ended September 30, 2015, the Company recorded a discrete event adjustment expense of $9,264, bringing the effective tax rate estimated for the six months of (34.1)% to (64.5)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the six months ended September 30, 2016 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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

         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2016	September 30, 2015	March 31, 2016
Amounts guaranteed (not to exceed)	$206,923	$236,045	$210,703
Amounts outstanding under guarantee	89,822	133,897	107,615
Fair value of guarantees	4,467	4,865	7,350

         Of the guarantees outstanding at September 30, 2016, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2016, the Company had a balance of $16,699 that was due to local banks on behalf of suppliers. As of September 30, 2016 and 2015, there are no amounts due. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations, and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to be implemented as the Company restructures certain operations not meeting strategic business objectives and performance metrics. During the three months ended September 30, 2016, the Company recorded $57 for employee severance charges, $25 for other cash charges and $495 for impairment charges related to facilities formerly utilized by its U.S. cut rag facility. During the six months ended September 30, 2016, severance charges were $64, other cash charges were $60 and asset impairment charges were $495. During the three months ended September 30, 2015, the Company recorded $(386) for recoveries of employee severance charges. During the six months ended September 30, 2015, the Company recorded $(11) for recoveries of employee severance charges and $2,573 of asset impairment charges in connection with the restructuring of certain operations primarily in Africa. The $2,573 asset impairment charges are for unrecoverable tobacco supplier advances and tobacco production property and equipment due to exiting and redefining the Company’s position in certain African markets.

The following table summarizes the restructuring charges recorded during the three months and six months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring and Asset Impairment Charges	2016	2015	2016	2015
Employee separation and other cash charges:
Beginning balance	$99	$7,216	$398	$8,087
Period charges:
Severance charges (recoveries)	57	(386)	64	(11)
Other cash charges	25	—	60	—
Total period charges (recoveries)	82	(386)	124	(11)
Payments through September 30	(101)	(5,267)	(442)	(6,513)
Ending balance September 30	$80	$1,563	$80	$1,563
Asset impairment and other non-cash charges	$495	$—	$495	$2,573
Total restructuring charges (recoveries) for the period	$577	$(386)	$619	$2,562

The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Separation and Other Cash Charges	2016	2015	2016	2015
Beginning balance:	$99	$7,216	$398	$8,087
North America	—	—	—	—
Other regions	99	7,216	398	8,087
Period charges:	$82	$(386)	$124	$(11)
North America	—	—	—	—
Other regions	82	(386)	124	(11)
Payments through September 30	$(101)	$(5,267)	$(442)	$(6,513)
North America	—	—	—	—
Other regions	(101)	(5,267)	(442)	(6,513)
Ending balance September 30	$80	$1,563	$80	$1,563
North America	—	—	—	—
Other regions	80	1,563	80	1,563

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of September 30, 2016	—	12.50	4.25	—	—
March 31, 2015 balance
Gross carrying amount	$2,794	$33,700	$14,893	$18,502	$69,889
Accumulated amortization	—	(16,639)	(5,786)	(15,573)	(37,998)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(421)	(270)	(206)	(897)
Net June 30, 2015	2,794	16,640	8,837	2,723	30,994
Amortization expense	—	(421)	(272)	(203)	(896)
Net September 30, 2015	2,794	16,219	8,565	2,520	30,098
Additions	13,669	24,830	—	—	38,499
Amortization expense	—	(843)	(283)	(437)	(1,563)
Net March 31, 2016	16,463	40,206	8,282	2,083	67,034
Amortization expense	—	(836)	(110)	(193)	(1,139)
Net June 30, 2016	16,463	39,370	8,172	1,890	65,895
Amortization expense	—	(834)	(8)	(188)	(1,030)
Net September 30, 2016	16,463	38,536	8,164	1,702	64,865

(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
October 1, 2016 through March 31, 2017	$1,670	$1,164	$467	$3,301
2018	3,340	1,405	620	5,365
2019	3,340	1,405	367	5,112
2020	3,340	1,397	248	4,985
2021	3,340	1,397	—	4,737
Later	23,506	1,396	—	24,902
	$38,536	$8,164	$1,702	$48,402
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2016. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. At September 30, 2016 and 2015, and March 31, 2016, the Company’s investment in these joint ventures was $54,639, $53,798, and $57,243, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at September 30, 2016 and 2015, and March 31, 2016, respectively were $8,965, $5,623 and $1,920 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $94,054, $94,602 and $100,238 at September 30, 2016 and 2015, and March 31, 2016, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

The following table presents the summary segment information for the three months and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2014
Sales and other operating revenues:
North America	$58,823	$64,830	$108,760	$95,130
Other regions	330,600	350,023	541,764	586,005
Total revenue	$389,423	$414,853	$650,524	$681,135

Operating income:
North America	$3,659	$5,547	$2,681	$6,418
Other regions	14,787	20,736	10,489	16,960
Total operating income	18,446	26,283	13,170	23,378
Interest expense	31,904	28,782	62,507	56,555
Interest income	2,204	1,274	4,042	2,648
Loss before income taxes and other items	$(11,254)	$(1,225)	$(45,295)	$(30,529)

Analysis of Segment Assets	September 30, 2016	September 30, 2015	March 31, 2016
Segment assets:
North America	$396,413	$400,884	$338,833
Other regions	1,602,311	1,545,236	1,629,365
Total assets	$1,998,724	$1,946,120	$1,968,198

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at September 30, 2016 and 2015. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 461 at a weighted average exercise price of $61.09 per share at September 30, 2016 and 646 at a weighted average exercise price of $60.49 per share at September 30, 2015.
          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands, except per share data)	2016		2015		2016		2015
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(15,657)		$(21,065)		$(47,163)		$(47,015)

SHARES
Weighted average number of shares outstanding	8,923		8,883		8,914		8,873

BASIC LOSS PER SHARE	$(1.75)		$(2.37)		$(5.29)		$(5.30)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(15,657)		$(21,065)		$(47,163)		$(47,015)

SHARES
Weighted average number of common shares outstanding	8,923		8,883		8,914		8,873
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*	—	*	—	*
Adjusted weighted average number of common shares outstanding	8,923		8,883		8,914		8,873
DILUTED LOSS PER SHARE	$(1.75)		$(2.37)		$(5.29)		$(5.30)

* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $528 and $701 for the three months ended September 30, 2016 and 2015, respectively, of which $75 and $40, respectively were with respect to stock-based awards payable in cash, and $965 and $1,805 for the six months ended September 30, 2016 and 2015, respectively, of which $120 and $331, respectively, were with respect to stock-based awards payable in cash.
          The Company’s shareholders approved amendments to the 2007 Incentive Plan (the “2007 Plan”) at its annual meetings of shareholders held on August 11, 2011 and August 6, 2009, and approved the 2016 Incentive Plan (the "2016 Plan") at its annual meeting of shareholders held on August 11, 2016. Each of the 2016 Plan and the 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.
          During the three months and six months ended September 30, 2016 and 2015, respectively, the Company made the following stock-based compensation awards:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2016	2015	2016	2015
Restricted Stock
Number Granted	7	6	13	12
Grant Date Fair Value	$19.12	$20.38	$17.55	$22.15
Restricted Stock Units
Number Granted	56	—	56	—
Grant Date Fair Value	$17.76	$—	$17.76	$—
Performance-Based Stock Units
Number Granted	28	—	28	—
Grant Date Fair Value	$17.76	$—	$17.76	$—

          Restricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Restricted stock units granted during the three months ended September 30, 2016 vest ratably over a three-year period. Under the terms of the Performance-Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

On August 13, 2015, the Company’s shareholders approved an exchange offer that allowed certain employees to surrender options and receive restricted stock units in exchange for these options. The offer was made on September 14, 2015 and applied only to grants made during fiscal years 2012 and 2013 having a pre-reverse stock split exercise price of $6.00 which became $60.00 per share after the reverse stock split. The offer expired on October 13, 2015. This exchange was based on exchange of options that would vest as a fulfilment of service obligation to restricted stock units that will vest upon satisfaction of service obligations and the expense recognized in this exchange was based upon the original grant.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,058 and the total assessment including penalties and interest at September 30, 2016 is $12,808. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $3,157 at September 30, 2016, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned
IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in Pension, Postretirement and Other Long-Term Liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimated the total amount of the IPI credits to be approximately $94,316 at March
31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990 the Company believed the amount of IPI credits that were used to offset other

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

federal taxes in 2004 and 2005 were realizable beyond a reasonable doubt. Accordingly, and at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.

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

11. DEBT ARRANGEMENTS

At September 30, 2016, $200,000 was outstanding under the senior secured revolving credit facility. On October 14, 2016, the Company issued $275,000 in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof, entered into an ABL credit agreement with certain bank lenders establishing a senior secured revolving asset-based lending facility of $60,000 subject to a borrowing base composed of its eligible accounts receivable and inventory, and used a portion of the net proceeds from the offering of the First Lien Notes to repay in full all outstanding indebtedness and accrued and unpaid interest owed under the existing senior secured revolving credit facility. Upon such repayment, Alliance One terminated the senior secured revolving credit facility. See Note 20 "Subsequent Event" of Notes to Condensed Consolidated Financial Statements for further information.
         The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At September 30, 2016, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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
At September 30, 2016 and 2015, and March 31, 2016, there were no derivatives outstanding.

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2016 and 2015.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2016	2015	2016	2015

Foreign currency contracts	Cost of goods and services sold	$—	$(609)	$—	$(2,001)

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

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Service cost	$120	$527	$240	$1,029
Interest expense	1,176	1,462	2,352	2,924
Expected return on plan assets	(1,403)	(1,555)	(2,806)	(3,109)
Amortization of prior service cost	10	41	20	83
Actuarial loss	524	850	1,048	1,699
Net periodic pension cost	$427	$1,325	$854	$2,626

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the six months ended September 30, 2016, contributions of $2,916 were made to pension plans for fiscal 2017. Additional contributions to pension plans of approximately $3,544 are expected during the remainder of fiscal 2017. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of September 30, 2016, contributions of $152 were made to the plans for fiscal 2017. Additional contributions of $222 to the plans are expected during the rest of fiscal 2017. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Service cost	$3	$10	$6	$20
Interest expense	67	110	134	221
Amortization of prior service cost	(177)	(3)	(354)	(6)
Actuarial loss	104	112	208	224
Net periodic pension cost (benefit)	$(3)	$229	$(6)	$459

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2016	September 30, 2015	March 31, 2016
Processed tobacco	$690,805	$682,564	$584,158
Unprocessed tobacco	223,166	247,465	175,933
Other	30,041	33,361	31,249
	$944,012	$963,390	$791,340

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax		Accumulated Other Comprehensive Loss
Balances, March 31, 2016	$(14,046)	$(39,802)		$(53,848)
Other comprehensive loss before reclassifications	(2,274)	—		(2,274)
Amounts reclassified to net earnings, net of tax	—	461		461
Other comprehensive earnings (loss), net of tax	(2,274)	461		(1,813)
Balances, June 30, 2016	(16,320)	(39,341)		(55,661)
Other comprehensive loss before reclassifications	(585)	—		(585)
Amounts reclassified to net earnings, net of tax	—	460	—	460
Other comprehensive earnings (loss), net of tax	(585)	460		(125)
Balances, September 30, 2016	(16,905)	(38,881)		(55,786)

Balances, March 31, 2015	$(14,154)	$(52,232)		$(66,386)
Other comprehensive earnings before reclassifications	2,307	225		2,532
Amounts reclassified to net earnings, net of tax	—	1,000		1,000
Other comprehensive earnings, net of tax	2,307	1,225		3,532
Balances, June 30, 2015	(11,847)	(51,007)		(62,854)
Other comprehensive earnings before reclassifications	(1,664)	4,461		2,797
Amounts reclassified to net earnings, net of tax	—	1,000		1,000
Other comprehensive earnings, net of tax	(1,664)	5,461		3,797
Balances, September 30, 2015	(13,511)	(45,546)		(59,057)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Pension and postretirement plans (*):
Actuarial loss	$627	$961	$1,255	$1,923
Amortization of prior service cost	(167)	39	(334)	77
Amounts reclassified from accumulated other comprehensive losses to net earnings	$460	$1,000	$921	$2,000
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the six months ended September 30, 2016, the investment limit of this program was adjusted from up to $150,000 trade receivables to up to $100,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES (continued)

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
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $1,531, $4,170, and $9,113 as a result of the net settlement as of September 30, 2016 and 2015 and March 31, 2016, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30,		March 31,
	2016	2015	2016
Receivables outstanding in facility	$95,030	$101,723	$188,764
Beneficial interest	$29,371	$21,792	$40,368
Servicing liability	$—	$29	$58
Cash proceeds for the three months ended June 30:
Cash purchase price	$246,235	$201,161	$585,648
Deferred purchase price	113,509	81,181	233,753
Service fees	286	298	553
Total	$360,030	$282,640	$819,954

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

	September 30, 2016	September 30, 2015	March 31, 2016
Carrying value	$911,930	$937,316	$920,444
Estimated fair value	803,924	820,783	753,038

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the
LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of September 30, 2016 and 2015 and March 31, 2016 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at September 30, 2016 by $61 and $123, respectively.

Guarantees
The Company guarantees certain funds issued to tobacco suppliers by third-party lending institutions and also guarantees funds borrowed by certain unconsolidated subsidiaries. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to certain third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at September 30, 2016 would change by $661 or $1,302, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	September 30, 2016			September 30, 2015			March 31, 2016
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Securitized beneficial interests	$—	$29,371	$29,371	$—	$21,792	$21,792	$—	$40,368	$40,368
Total Assets	$—	$29,371	$29,371	$—	$21,792	$21,792	$—	$40,368	$40,368
Liabilities
Guarantees	$—	$4,467	$4,467	$—	$4,865	$4,865	$—	$7,350	$7,350
Total liabilities	$—	$4,467	$4,467	$—	$4,865	$4,865	$—	$7,350	$7,350

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended September 30, 2016		Six Months Ended September 30, 2016
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$14,681	$5,891	$40,368	$7,350
Issuances of guarantees/sales of receivables	41,651	3,122	102,856	4,125
Settlements	(26,093)	(4,518)	(112,727)	(6,980)
Losses recognized in earnings	(868)	(28)	(1,126)	(28)
Ending Balance September 30, 2016	$29,371	$4,467	$29,371	$4,467

	Three Months Ended September 30, 2015		Six Months Ended September 30, 2015
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$23,256	$7,723	$40,712	$8,650
Issuances of guarantees/sales of receivables	35,986	1,812	69,767	6,369
Settlements	(36,794)	(3,762)	(87,960)	(9,246)
Losses recognized in earnings	(656)	(908)	(727)	(908)
Ending Balance September 30, 2015	$21,792	$4,865	$21,792	$4,865

The amount of unrealized losses relating to assets still held at the respective dates of September 30, 2016 and 2015 and March 31, 2016 were $639, $568 and $1,521 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at September 30, 2016:

	Fair Value at September 30, 2016		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$29,371	Discounted Cash Flow	Discount Rate	3.83%
			Payment Speed	61 days
Tobacco Supplier Guarantees	$918	Historical Loss	Historical Loss	9.90% to 15.92%
Tobacco Supplier Guarantees	$3,549	Discounted Cash Flow	Market Interest Rate	16.50% to 24.75%
18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2016	September 30, 2015	March 31, 2016
Balances:
Accounts receivable, related parties	$8,965	$8,489	$1,920
Due to related parties	17,357	44,121	20,490

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Transactions:
Sales	$21,674	$7,947	$38,920	$15,510
Purchases	17,496	56,480	27,544	79,131

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At September 30, 2016, the basis difference was $10,997.

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT

On October 14, 2016, the Company issued $275,000 in aggregate principal amount of its 8.500% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof, entered into an ABL credit agreement with certain bank lenders establishing a senior secured revolving asset-based lending facility (the “ABL Facility”) of $60,000 subject to a borrowing base composed of its eligible accounts receivable and inventory, and used a portion of the net proceeds from the offering of the First Lien Notes to repay in full all outstanding indebtedness and accrued and unpaid interest owed under its existing senior secured revolving credit facility (the “Existing Credit Facility”). Upon such repayment, Alliance One terminated the Existing Credit Facility.
First Lien Notes
The First Lien Notes, which bear interest at a rate of 8.500% per year, are payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning April 15, 2017, to holders of record at the close of business on the preceding April 1 and October 1, respectively. The First Lien Notes mature on April 15, 2021. The First Lien Notes are initially guaranteed on a senior secured basis by Alliance One’s subsidiary, Alliance One Specialty Products, LLC (the “Initial Guarantor”), and each of its future material domestic subsidiaries are required to guarantee the First Lien Notes on a senior secured basis. The Initial Guarantor is not a material domestic subsidiary, and Alliance One currently has no material domestic subsidiaries. The Initial Guarantor and any future guarantors of the First Lien Notes are referred to as the “guarantors.”
Alliance One’s and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) and under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) are secured by first-priority liens on substantially all of Alliance One’s and the guarantors’ tangible and intangible assets, subject to certain exceptions and permitted liens (the “Collateral”). Alliance One’s and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) have first-priority in the waterfall set forth in a senior lien intercreditor agreement entered into in connection with the issuance of the First Lien Notes and the establishment of the ABL Facility (the “Senior Lien Intercreditor Agreement”) in respect of the liens on the Collateral that is not ABL Priority Collateral (as defined below), including owned material real property in the United States, capital stock of subsidiaries owned directly by Alliance One or a guarantor (except that, in the case of foreign subsidiaries, only capital stock of only direct foreign subsidiaries that are material are to be pledged and only 65% of the voting capital stock and 100% of the non-voting capital stock are to be pledged), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other related assets of the foregoing and proceeds of the foregoing (collectively, the “Notes Priority Collateral”). Alliance One’s and the guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) have second-priority in the waterfall set forth in the Senior Lien Intercreditor Agreement in respect of the liens on the Notes Priority Collateral. Alliance One’s and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) have second-priority in the waterfall set forth in the Senior Lien Intercreditor Agreement in respect of the liens on the Collateral consisting of accounts receivable, inventories, cash (other than identifiable cash proceeds of the Notes Priority Collateral), deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing and proceeds of the foregoing (collectively, the “ABL Priority Collateral”). Alliance One’s and the guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) have first-priority in the waterfall set forth in the Senior Lien Intercreditor Agreement in respect of the liens on the ABL Priority Collateral.
If a change of control (as defined in the indenture governing the First Lien Notes) occurs at any time, holders of the First Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the First Lien Notes for cash at a price equal to 101% of the principal amount of First Lien Notes being repurchased, plus accrued and unpaid interest, to, but excluding, the date of repurchase. The indenture governing the First Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.

ABL Facility
The ABL Facility may be used for revolving credit loans, swingline loans and letters of credit from time to time up to an initial maximum principal amount of $60,000, subject to the limitations described below in this paragraph. Under certain conditions, Alliance One may solicit the ABL Facility lenders or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15,000 (less the aggregate principal amount of any notes exceeding $275,000 issued under the First Lien Notes Indenture). The maximum amount available under the revolving credit facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

Alliance One International, Inc. and Subsidiaries

20. SUBSEQUENT EVENT (continued)

•	85% of eligible accounts receivable, plus

•
the lesser of (i) 85% of the appraised net-orderly-liquidation value of eligible inventory or (ii) 65% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits).

The borrowing base is subject to a $25,000 deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time.
In addition, loans under the ABL Facility shall not be made if after incurrence of such loans there will be more than $180,000 of unrestricted cash and cash equivalents in the aggregate on the consolidated balance sheet of the Company and its subsidiaries.
The ABL Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the ABL Facility bear interest at an annual rate equal to LIBOR plus 250 basis points or 150 basis points above base rate, as applicable, with a fee on unused borrowings initially at an annual rate of 50 basis points until March 31, 2017 and thereafter at annual rates of either 37.5 or 50 basis points based on average quarterly historical utilization under the ABL Facility. The ABL Facility matures on January 14, 2021.
In addition, customary mandatory prepayments of the loans under the ABL Facility are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Facility, unrestricted cash and cash equivalents on the Company’s consolidated balance sheet exceeding $180.0 million for a period of seven consecutive business days, and certain casualty and condemnation events.
The Company’s obligations under the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) are (a) guaranteed by the Initial Guarantor and are required to be guaranteed by each material domestic subsidiary of Alliance One (currently there are no material domestic subsidiaries of Alliance One) (collectively with the Company, the “Credit Parties”) and (b) secured by the Collateral.
The liens and other security interests granted by the Credit Parties on the Collateral for the benefit of the ABL Lenders (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on a pari passu basis with the security interests securing the First Lien Notes, with respective priorities in a waterfall with respect to portions of the Collateral as set forth in the Senior Lien Intercreditor Agreement described above.
Under the terms of the ABL Facility, if (i) an event of default has occurred and is continuing or (ii) excess borrowing availability under the ABL Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below the greater of (x) $12,500 and (y) 25% of the lesser of (A) the commitments under the ABL Facility at such time and (B) the borrowing base at such time (such greater amount being the “Cash Dominion Threshold”) for more than three consecutive business days, the Credit Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the Credit Parties, including concentration accounts, and will restrict the Credit Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, or (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than the Cash Dominion Threshold for a period of 30 consecutive days.
The ABL Credit Agreement governing the ABL Facility contains a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.00 to 1.00 during any period commencing when our Excess Availability is less than the greater of (x) $10,000 and (y) 20% of the lesser of (A) the commitments under the ABL Facility at such time and (B) the borrowing base at such time (such greater amount being the “Financial Covenant Threshold”) until such time as our Excess Availability has been equal to or greater than the Financial Covenant Threshold for a period of 30 consecutive days.
The ABL Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things incur certain guarantees, merge, consolidate or dispose of substantially all of its assets,     grant liens on assets, pay dividends, redeem stock or make other distributions or restricted payments, create certain dividend and payment restrictions on subsidiaries, repurchase or redeem capital stock or prepay subordinated or certain other material debt (including the First Lien Notes and the Company’s senior secured second lien notes due 2021), make certain investments, agree to restrictions on the payment of dividends to Alliance One by its subsidiaries, sell or otherwise dispose of assets, including equity interests of subsidiaries, enter into transactions with affiliates, enter into certain sale and leaseback transactions.

Alliance One International, Inc. and Subsidiaries

21. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As described in Note 1, “Basis of Presentation and Significant Accounting Policies” to the “Notes to Condensed Consolidated Financial Statements,” the Company identified and corrected certain misstatements relating to prior years’ consolidated financial statements that impact the September 30, 2015 condensed consolidated financial statements. In addition, the Company adopted new accounting guidance related to the classification of debt issuance costs on a retrospective basis that also impacts the September 30, 2015 condensed consolidated financial statements. The impact of these changes on selected financial amounts within the accompanying condensed consolidated financial statements are summarized below:

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Cost of goods and services sold	$360,615	$(636)	$—	$—	$359,979
Gross profit	54,238	636	—	—	54,874
Operating income	25,647	636	—	—	26,283
Income (loss) before income taxes and other items	(1,861)	636	—	—	(1,225)
Net loss	(21,759)	636	—	—	(21,123)
Net loss attributable to Alliance One International, Inc.	(21,701)	636	—	—	(21,065)

	Condensed Consolidated Statements of Operations
	Six Months Ended September 30, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Cost of goods and services sold	$597,500	$(636)	$—	$—	$596,864
Gross profit	83,635	636	—	—	84,271
Operating income	22,742	636	—	—	23,378
Income (loss) before income taxes and other items	(31,165)	636	—	—	(30,529)
Net loss	(47,716)	636	—	—	(47,080)
Net loss attributable to Alliance One International, Inc.	(47,651)	636	—	—	(47,015)

Alliance One International, Inc. and Subsidiaries

21. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION (Continued)

	Condensed Consolidated Balance Sheet as of
	September 30, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Total current assets	$1,559,974	$(2,568)	$11,808	$—	$1,569,214
Total non-current assets	155,302	—	—	(10,810)	144,492
Total assets	1,947,690	(2,568)	11,808	(10,810)	1,946,120
Non-current liabilities	1,000,546	—	11,808	(10,810)	1,001,544
Total equity	158,499	(2,568)	—	—	155,931
Total liabilities and equity	1,947,690	(2,568)	11,808	(10,810)	1,946,120

Statement of Consolidated Stockholders' Equity
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Retained Deficit at March 31, 2015	$(208,184)	$(3,204)	$—	$—	$(211,388)
Net loss	(47,651)	636	—	—	(47,015)
Retained Deficit at September 30, 2015	(255,835)	(2,568)	—	—	(258,403)

	Consolidated Balance Sheet as of
	March 31, 2016
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Total non-current assets	$210,190	$—	$—	$(9,875)	$200,315
Total assets	1,978,073	—	—	(9,875)	1,968,198
Non-current liabilities	1,028,575	—	—	(9,875)	1,018,700
Total liabilities and equity	1,978,073	—	—	(9,875)	1,968,198

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview for the six months ended September 30, 2016 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the six months, volumes increased 6.8% to 150.0 million kilos this year versus last year as a result of improved full service customer requirements while sales decreased 4.5% to $650.5 million driven by El Niño impacts on the Brazilian crop, timing of shipments, the stronger U.S. dollar, and product mix that favored by-products this year. Gross profit remained consistent at $84.3 million despite the effect of El Niño on the Brazilian crop and $8.7 million of lower of cost or market adjustments this year. Selling, general and administrative expense increased 24.7% to $72.2 million mainly due to Kenyan related legal and professional fees, increased incentive compensation costs, additional audit related costs, and the inclusion of our reconsolidated Zimbabwe subsidiary’s costs that were not included last year. Primarily the result of increased SG&A, operating income decreased to $13.1 million this year.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Working capital at September 30, 2016 improved $21.3 million when compared to the prior year, driven by trade receivables that decreased $50.2 million to $196.0 million and a $19.4 million inventory reduction to $944.0 million. The improvement is even greater when considering that this year’s results include our Zimbabwe subsidiary’s accounts receivable and inventory while last year’s balances do not. Additionally, our uncommitted inventory continues to decrease. On October 14, 2016, the $210.3 million revolver was refinanced with a new $60.0 million asset-based (“ABL”) revolver and $275.0 million of 8.5% senior secured 1st lien notes. The new capital structure eliminates financial maintenance covenants that were challenging due to changes in crop timing from year to year. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

The August 2016 report of the Food and Agriculture Organization of the United Nations highlights a return of La Niña weather patterns, which is characterized by drier weather in the tobacco growing areas of south Brazil. We anticipate this will result in a much larger 2017 crop for which plantings are currently underway and will be sold during our fiscal year ended March 31, 2018. The 2015 Brazilian crop for Virginia flue cured was approximately 570.0 million kilos and for 2016 was approximately 410.0 million kilos. The 2017 crop is anticipated to be approximately 600.0 million kilos. In addition, we continue to work with our customers to meet their dynamic requirements and are encouraging supply chain simplification strategies focused on increased utilization of our assets while driving reversal of manufacturers’ more expensive partial vertical integration strategies. Further, our sustainability programs essential to our Company, our customers and local communities where we operate, continue to differentiate our company and provide further growth opportunities. Our global team is motivated, focusing on strategy and plan execution that will improve our operations and enhance our position as the preferred global supplier. We believe our balanced strategy is well measured and should improve shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended September 30,							Six Months Ended September 30,
			Change						Change
(in millions, except per kilo amounts)	2016		$		%	2015		2016		$		%	2015
Kilos sold	88.8		4.0		4.7	84.8		150.0		9.5		6.8	140.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$358.5		$(42.4)		(10.6)	$400.9		$599.8		$(47.3)		(7.3)	$647.1
Average price per kilo	4.04		(0.69)		(14.6)	4.73		4.00		(0.61)		(13.2)	4.61
Processing and other revenues	30.9		17.0		122.3	13.9		50.7		16.7		49.1	34.0
Total sales and other operating revenues	389.4		(25.4)		(6.1)	414.8		650.5		(30.6)		(4.5)	681.1
Tobacco cost of goods sold:
Tobacco costs	294.4		(29.2)		(9.0)	323.6		494.6		(35.6)		(6.7)	530.2
Transportation, storage and other period costs	22.3		(6.3)		(22.0)	28.6		36.1		(5.2)		(12.6)	41.3
Derivative financial instrument and exchange losses (gains)	(0.3)		(1.7)		(121.4)	1.4		(2.3)		(7.6)		(143.4)	5.3
Total tobacco cost of goods sold	316.4		(37.2)		(10.5)	353.6		528.4		(48.4)		(8.4)	576.8
Average cost per kilo	3.56		(0.61)		(14.6)	4.17		3.52		(0.59)		(14.4)	4.11
Processing and other revenues cost of services sold	22.7		16.4		260.3	6.3		37.8		17.8		89.0	20.0
Total cost of goods and services sold	339.1		(20.8)		(5.8)	359.9		566.2		(30.6)		(5.1)	596.8
Gross profit	50.3		(4.6)		(8.4)	54.9		84.3		—		—	84.3
Selling, general and administrative expenses	33.4		5.4		19.3	28.0		72.2		14.3		24.7	57.9
Other income (expense)	2.1		3.1		310.0	(1.0)		1.6		2.0		500.0	(0.4)
Restructuring and asset impairment charges	0.6		1.0		250.0	(0.4)		0.6		(2.0)		(76.9)	2.6
Operating income	18.4		(7.9)		(30.0)	26.3		13.1		(10.3)		(44.0)	23.4
Interest expense	31.9		3.1		10.8	28.8		62.5		6.0		10.6	56.5
Interest income	2.2		0.9		69.2	1.3		4.0		1.4		53.8	2.6
Income tax expense (benefit)	3.6		(19.3)		(84.3)	22.9		(0.3)		(20.0)		(101.3)	19.7
Equity in net income (loss) of investee companies	(0.7)		(3.7)		(123.3)	3.0		(2.1)		(5.2)		(167.7)	3.1
Loss attributable to noncontrolling interests	—		0.1		100.0	(0.1)		—		0.1		100.0	(0.1)
Loss attributable to Alliance One International, Inc.	$(15.7)	*	$5.4	*	25.6	$(21.1)	*	$(47.2)	*	$(0.2)	*	(0.4)	$(47.0)

* Amounts do not equal column totals due to rounding

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary. Total sales and other operating revenues decreased 6.1% to $389.4 million and total costs of goods and services sold decreased 5.8% to $339.1 million primarily due to lower average sales prices and tobacco costs per kilo attributable to changes in product mix, customer mix and lower prices paid to tobacco suppliers across most regions. Partially offsetting the impact of lower prices and costs per kilo was a 4.7% increase in volumes from opportunistic sales in South America and the timing of shipments in Africa and Europe. The positive impact of currency movements on tobacco costs per kilo were offset by $5.7 million in lower of cost or market adjustments this quarter. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. Mainly due to inventory cost adjustments and product mix, gross margin decreased 8.4% to $50.3 million while gross margin as a percentage of sales decreased slightly from 13.2% to 12.9%. Selling, general and administrative expense ("SG&A") increased 19.3% primarily from increased legal and professional fees associated with matters involving the former green leaf sourcing operation in Kenya and the inclusion of costs from our reconsolidated Zimbabwe subsidiary this year. Other income increased from the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 (continued)

America. Restructuring and asset impairment charges in the current period are mainly attributable to impairment of our former U.S. cut rag facility. Our interest costs increased from the prior year primarily due to higher average borrowings on our seasonal lines of credit at higher average rates, increased amortization of debt issuance costs and the inclusion of interest costs from our reconsolidated Zimbabwe subsidiary this year. Our effective tax rate was (32.2)% this year compared to (1,869.6)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended September 30,
		Change
	2016	$	%	2015
Kilos sold	8.3	(2.5)	(23.1)	10.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$49.2	$(6.5)	(11.7)	$55.7
Average price per kilo	5.93	0.77	14.9	5.16
Processing and other revenues	9.6	0.4	4.3	9.2
Total sales and other operating revenues	58.8	(6.1)	(9.4)	64.9
Tobacco cost of goods sold:
Tobacco costs	39.9	(5.3)	(11.7)	45.2
Transportation, storage and other period costs	2.8	0.4	16.7	2.4
Derivative financial instrument and exchange losses	0.1	0.1	100.0	—
Total tobacco cost of goods sold	42.8	(4.8)	(10.1)	47.6
Average cost per kilo	5.16	0.75	17.0	4.41
Processing and other revenues cost of services sold	5.7	(0.2)	(3.4)	5.9
Total cost of goods and services sold	48.5	(5.0)	(9.3)	53.5
Gross profit	10.3	(1.1)	(9.6)	11.4
Selling, general and administrative expenses	6.1	0.3	5.2	5.8
Other income	—	—	—	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$3.7	$(1.9)	(33.9)	$5.6

Total sales and other operating revenues decreased 9.4% to $58.8 million and total costs of goods and services sold decreased 9.3% to $48.5 million from a 23.1% decrease in volumes attributable to opportunistic sales in the prior year, the timing of shipments as well as a shift in customer requirements from full service to processing. The decrease in revenues and costs were partially offset by a 14.9% increase in average sales prices per kilo and a 17.0% increase in average tobacco costs per kilo primarily due to product mix. The proportion of lamina sold increased by 16.0 percentage points when compared to the prior year. Mainly driven by decreased volumes, gross margin decreased 9.6% to $10.3 million this year while gross margin as a percentage of sales remained consistent with the prior year. SG&A was also comparable to the prior year. Restructuring and asset impairment charges during the current year were attributable to our former U.S. cut rag facility. As a result, operating income declined $1.9 million from the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended September 30,
		Change
	2016	$	%	2015
Kilos sold	80.5	6.5	8.8	74.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$309.3	$(35.9)	(10.4)	$345.2
Average price per kilo	3.84	(0.82)	(17.6)	4.66
Processing and other revenues	21.3	16.6	353.2	4.7
Total sales and other operating revenues	330.6	(19.3)	(5.5)	349.9
Tobacco cost of goods sold:
Tobacco costs	254.5	(23.9)	(8.6)	278.4
Transportation, storage and other period costs	19.5	(6.7)	(25.6)	26.2
Derivative financial instrument and exchange gains (losses)	(0.4)	(1.8)	(128.6)	1.4
Total tobacco cost of goods sold	273.6	(32.4)	(10.6)	306.0
Average cost per kilo	3.40	(0.74)	(17.9)	4.14
Processing and other revenues cost of services sold	17.0	16.6	4,150.0	0.4
Total cost of goods and services sold	290.6	(15.8)	(5.2)	306.4
Gross profit	40.0	(3.5)	(8.0)	43.5
Selling, general and administrative expenses	27.3	5.1	23.0	22.2
Other income (expense)	2.1	3.1	310.0	(1.0)
Restructuring and asset impairment charges	0.1	0.5	125.0	(0.4)
Operating income	$14.7	$(6.0)	(29.0)	$20.7

Total sales and other operating revenues decreased 5.5% to $330.6 million and total costs of goods and services sold decreased 5.2% to $290.6 million primarily due to a 17.6% decrease in average sales prices with average tobacco costs per kilo decreasing 17.9%. The decrease in prices and costs per kilo were primarily driven by product mix, customer mix and lower prices paid to tobacco suppliers in Africa and South America. Partially offsetting the decrease in prices and costs per kilo was an 8.8% increase in volumes related to opportunistic sales in South America and the timing of shipments in Africa and Europe. The positive impact of currency movements in Africa and South America on average tobacco costs per kilo was offset by $5.7 million of lower of cost or market adjustments. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. As a result, gross margin decreased 8.0% to $40.0 million while gross margin as a percentage of sales remained consistent with the prior year. Increases in SG&A are primarily associated with increased Kenya-related legal and professional fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary this year. Decreases in operating income were partially offset by increased other income from the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America. As a result, operating income declined 29.0% to $14.7 million this year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

Summary. Total sales and other operating revenues decreased by 4.5% to $650.5 million primarily due to lower average sales prices attributable to product mix and lower prices paid to tobacco suppliers across most regions. Partially offsetting the impact of lower prices is a 6.8% increase in volumes from increased customer demand, opportunistic sales in Africa and the timing of shipments in North America and Africa. Changes in product mix, lower prices paid to tobacco suppliers in most regions as well as the positive impact of currency movements in most regions lowered average tobacco costs on a per kilo basis that were partially offset by $8.7 million in lower of cost or market adjustments this year. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. Gross margin remained consistent with the prior year mainly due to increased volumes which also improved gross margin as a percentage of sales from 12.4% to 13.0%. SG&A increased 24.7% primarily from increased Kenya-related legal and professional fees, incentive compensation costs, additional audit related fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary this year. Increases in SG&A costs were partially offset by increased other income from the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America as well as the non-recurrence of restructuring and asset impairment charges in the prior year that were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. Restructuring and asset impairment charges in the current year are mainly related to our former U.S. cut rag facility. Our interest costs increased from the prior year primarily due to higher average borrowings and higher average rates on our seasonal lines of credit as well as increased amortization of debt issuance costs and the inclusion of interest costs from our reconsolidated Zimbabwe subsidiary this year. Our effective tax rate was 0.5% this year compared to (64.5)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Six Months Ended September 30,
		Change
	2016	$	%	2015
Kilos sold	20.8	4.1	24.6	16.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$95.7	$13.1	15.9	$82.6
Average price per kilo	4.60	(0.35)	(7.1)	4.95
Processing and other revenues	13.0	0.5	4.0	12.5
Total sales and other operating revenues	108.7	13.6	14.3	95.1
Tobacco cost of goods sold:
Tobacco costs	77.2	$10.8	16.3	66.4
Transportation, storage and other period costs	5.6	1.5	36.6	4.1
Derivative financial instrument and exchange losses	0.1	(0.6)	(85.7)	0.7
Total tobacco cost of goods sold	82.9	11.7	16.4	71.2
Average cost per kilo	3.99	(0.27)	(6.3)	4.26
Processing and other revenues cost of services sold	7.8	—	—	7.8
Total cost of goods and services sold	90.7	11.7	14.8	79.0
Gross profit	18.0	1.9	11.8	16.1
Selling, general and administrative expenses	14.8	5.1	52.6	9.7
Other income	—	—	—	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$2.7	$(3.7)	(57.8)	$6.4

Total sales and other operating revenues increased 14.3% to $108.7 million and total costs of goods and services sold increased 14.8% to $90.7 million from a 24.6% increase in volumes attributable to increased customer demand and the timing of shipments.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015 (continued)

North America Region (continued)

The increase in revenues and costs were partially offset by a 7.1% decrease in average sales prices per kilo and a 6.3% decrease in average tobacco costs per kilo due to product mix. Mainly driven by increased volumes, gross margin increased 11.8% to $18.0 million this year while gross margin as a percentage of sales declined slightly from 16.9% to 16.6%. Increases in SG&A were attributable to allocations for general corporate services due to its increased relative contribution to consolidated sales and other operating revenues. Restructuring and asset impairment charges during the current year were attributable to our former U.S. cut rag facility. The increase in SG&A and asset impairment charges more than offset the increase in gross margin and operating income declined $3.7 million from the prior year.

Other Regions

Other Regions Supplemental Information
	Six Months Ended September 30,
		Change
	2016	$	%	2015
Kilos sold	129.2	5.4	4.4	123.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$504.1	$(60.4)	(10.7)	$564.5
Average price per kilo	3.90	(0.66)	(14.5)	4.56
Processing and other revenues	37.7	16.2	75.3	21.5
Total sales and other operating revenues	541.8	(44.2)	(7.5)	586.0
Tobacco cost of goods sold:
Tobacco costs	417.4	(46.4)	(10.0)	463.8
Transportation, storage and other period costs	30.5	(6.7)	(18.0)	37.2
Derivative financial instrument and exchange gains	(2.4)	(7.0)	(152.2)	4.6
Total tobacco cost of goods sold	445.5	(60.1)	(11.9)	505.6
Average cost per kilo	3.45	(0.63)	(15.4)	4.08
Processing and other revenues cost of services sold	30.0	17.8	145.9	12.2
Total cost of goods and services sold	475.5	(42.3)	(8.2)	517.8
Gross profit	66.3	(1.9)	(2.8)	68.2
Selling, general and administrative expenses	57.4	9.2	19.1	48.2
Other income (expense)	1.6	2.0	500.0	(0.4)
Restructuring and asset impairment charges	0.1	(2.5)	(96.2)	2.6
Operating income	$10.4	$(6.6)	(38.8)	$17.0

Total sales and other operating revenues decreased 7.5% to $541.8 million primarily due to a 14.5% decrease in average sales prices driven by product mix and lower prices paid to tobacco suppliers in Africa and South America. Volumes increased as opportunistic sales of old crop and the timing of shipments in Africa that resulted from the overbooking of shipping vessels at March 31, 2016 were partially offset by the timing of shipments in Asia. Average tobacco costs per kilo decreased 15.4% from product mix, lower prices paid to tobacco suppliers in Africa and South America as well as the positive impact of currency movements in Africa and South America that were partially offset by $8.3 million of lower of cost or market adjustments. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. As a result, gross margin decreased slightly by 2.8% to $66.3 million while gross margin as a percentage of sales increased from 11.6% to 12.2% that was primarily attributable to currency movement. Increases in SG&A are associated with increased Kenya-related legal and professional fees, incentive compensation costs, additional audit related fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary partially offset by increased allocations for general corporate services to the North America region. Increases in SG&A costs were partially offset by increased other income from the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America as well as the non-recurrence of restructuring and asset impairment charges in the prior year that were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. As a result, operating income declined 38.8% to $10.4 million this year.

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
As of September 30, 2016, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased, with processing and shipping scheduled to occur during the third quarter. Indonesian purchasing also began in August, and we are processing and beginning to ship. Europe has almost completed processing, and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur in full effect during the third quarter, seasonally elevating working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $815.5 million at March 31, 2016 to $759.3 million at September 30, 2016. Our current ratio was 2.0 to 1 at September 30, 2016 and 2.2 to 1 at March 31, 2016. The decrease in working capital is primarily related to decreased accounts receivables resulting from the timing of sales and collections in accordance with terms combined with the seasonal increase of notes payable to finance the purchase and processing of the of the Africa and South America crops partially offset by the related seasonal buildup of South American and African inventories and advances to tobacco suppliers.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $146.2 million of our outstanding cash balance at September 30, 2016 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2016	2015	2016
Cash and cash equivalents	$159.3	$150.8	$199.7
Trade and other receivables, net	284.7	344.5	401.0
Inventories and advances to tobacco suppliers	1,001.1	1,010.3	833.2
Total current assets	1,514.9	1,569.2	1,490.4
Notes payable to banks	581.9	504.5	476.0
Accounts payable	51.8	49.2	81.6
Advances from customers	15.2	51.7	9.9
Total current liabilities	755.6	788.6	674.8
Current ratio	2.0 to 1	2.0 to 1	2.2 to 1
Working capital	759.3	780.6	815.5
Long-term debt	901.6	893.6	910.2
Stockholders’ equity attributable to Alliance One International, Inc.	222.9	152.5	271.1
Net cash provided (used) by:
Operating activities	(134.3)	(359.0)	(135.3)
Investing activities	(7.0)	(8.1)	(13.5)
Financing activities	101.3	373.6	193.6

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities decreased $224.7 million in 2016 compared to 2015. The decrease in cash used was primarily due to the timing of collections of accounts receivable in accordance with terms and less cash used to finance inventory balances due to reduced carryover amounts as well as lower green prices paid to tobacco suppliers across the regions for the current crops.

Investing Cash Flows
Net cash used by investing activities decreased $1.1 million in 2016 compared to 2015. The decrease in cash used was primarily due to less purchases of property, plant and equipment in accordance with capital improvements plans for fiscal 2017.

Financing Cash Flows
Net cash provided by financing activities decreased $272.3 million in 2016 compared to 2015. This decrease is primarily due to the timing of cash flows from our revolver borrowings resulting in less proceeds this year as well as lower net proceeds from short-term borrowings due to the timing of shipments and reductions in purchasing requirements for the current crop due to lower prices paid to tobacco suppliers across regions.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, a senior secured revolving credit facility, long-term debt securities, customer advances and cash from operations when available. At September 30, 2016, we had cash of $159.3 million and total debt outstanding of $1,493.8 million comprised of $591.9 million of short-term and long-term notes payable to banks, $200.0 million of borrowings under our senior secured revolving credit facility, $701.0 million of 9.875% senior secured second lien notes, and $0.9 million of other long-term debt. The $105.9 million seasonal increase in notes payable to banks from March 31, 2016 to September 30, 2016 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended September 30, 2016 and 2015, respectively, were $688.7 million at a weighted average interest rate of 5.8% and $596.0 million at a weighted average interest rate of 4.7%. Aggregated peak borrowings by facility occurring at any time during the three months ended September 30, 2016 and 2015 were repaid with cash provided by operating activities. Available credit as of September 30, 2016 was $305.6 million comprised of $10.3 million under our senior secured revolving credit facility, $282.1 million of notes payable to banks and $13.2 million of availability exclusively for letters of credit. In fiscal 2017, we expect to incur capital expenditures of approximately $22.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.
No cash dividends were paid to shareholders during the quarter ended September 30, 2016 and payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the First Lien Notes and our senior secured second lien notes due 2021. We believe that our sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.
On October 14, 2016, we issued $275.0 million in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof, entered into an ABL credit agreement with certain bank lenders establishing a senior secured revolving asset-based lending facility of $60.0 million subject to a borrowing base composed of its eligible accounts receivable and inventory, and used a portion of the net proceeds from the offering of the First Lien Notes to repay in full all outstanding indebtedness and accrued and unpaid interest owed under our existing senior secured revolving credit facility. Upon such repayment, we terminated our then-existing secior secured revolving credit facility. See Note 20 "Subsequent Event" of Notes to Condensed Consolidated Financial Statements for further information.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of September 30, 2016:

			September 30, 2016
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2016	2016	Available	Rate
Senior secured credit facility:
Revolver (1)	$200.0	$200.0	10.3	5.2%
Senior notes:
9.875% senior second lien notes due 2021 (3)	699.3	701.0	—	9.9%
Long-term foreign seasonal borrowings	10.0	10.0	—	4.6%
Other long-term debt	1.3	0.9	—	6.9%	(2)
Notes payable to banks (4)	476.0	581.9	282.1	5.7%	(2)
Total debt	$1,386.6	$1,493.8	292.4
Short term	$476.0	$581.9
Long term:
Long term debt current	$0.4	$10.3
Long term debt	910.2	901.6
	$910.6	$911.9
Letters of credit	$4.7	$6.9	13.2
Total credit available			$305.6
(1)  As of September 30, 2016 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $210.3 million Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the six months ended September 30, 2016.

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

(4) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2016, we had approximately $581.9 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $884.1 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $13.2 million available in unused letter of credit capacity with $6.9 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of September 30, 2016, approximately $10.0 million was drawn and outstanding with a maximum capacity totaling $10.0 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2016 and are being remediated as of September 30, 2016:

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2016 and are being remediated as of September 30, 2016:

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

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted above related to the material weaknesses at the Kenya subsidiary and Africa regional levels and as noted below.

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

•
We enhanced regional review procedures at the corporate level with the implementation of semi-annual regional risk management committee meetings to review business risks and controls, and results of the region based on new analyses and trends as well.

•
The Company’s fraud risk assessment of a location is being included as a factor in determining the scope of our SOX compliance program, in order to more specifically tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q for the quarters ended September 30, 2016 and 2015 are fairly presented, in all material respects, in accordance with US GAAP.

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

N/A

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

10.01
Alliance One International, Inc. 2016 Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Alliance One International, Inc. on July 15, 2016 (SEC File No. 001-13684))

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: November 7, 2016	Todd B. Compton Vice President - Controller (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

10.01
Alliance One International, Inc. 2016 Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Alliance One International, Inc. on July 15, 2016 (SEC File No. 001-13684))

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