Form 10-Q
period 2016-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2017-02-06
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2016.

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
                                               Yes [ ]                                                                              No [X]

As of January 31, 2017, the registrant had 8,949,345 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Nine Months Ended December 31, 2016 and 2015	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Nine Months Ended December 31, 2016 and 2015	4

		Condensed Consolidated Balance Sheets
		December 31, 2016 and 2015 and March 31, 2016	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Nine Months Ended December 31, 2016 and 2015	6

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended December 31, 2016 and 2015	7

		Notes to Condensed Consolidated Financial Statements	8 – 27

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	28 – 38

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

	Item 4.	Controls and Procedures	38 – 39

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

Signature			42

Index of Exhibits			43

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2016	2015	2016	2015

Sales and other operating revenues	$454,535	$491,139	$1,105,060	$1,172,274
Cost of goods and services sold	389,383	422,401	955,576	1,019,265
Gross profit	65,152	68,738	149,484	153,009
Selling, general and administrative expenses	28,736	29,124	100,904	86,986
Other income	2,688	594	4,311	125
Restructuring and asset impairment charges	450	1,525	1,068	4,087
Operating income	38,654	38,683	51,823	62,061
Debt retirement expense	2,339	—	2,339	—
Interest expense (includes debt amortization of $2,649 and $2,497 for the three months and $8,846 and $7,123 for the nine months in 2016 and 2015, respectively)	35,129	30,356	97,635	86,911
Interest income	1,845	2,744	5,888	5,393
Income (loss) before income taxes and other items	3,031	11,071	(42,263)	(19,457)
Income tax expense	20,977	1,930	20,774	21,617
Equity in net income of investee companies	2,351	2,544	290	5,679
Net income (loss)	(15,595)	11,685	(62,747)	(35,395)
Less: Net loss attributable to noncontrolling interests	(138)	(50)	(127)	(115)
Net income (loss) attributable to Alliance One International, Inc.	$(15,457)	$11,735	$(62,620)	$(35,280)

Income (loss) per share:
Basic	$(1.73)	$1.32	$(7.02)	$(3.97)
Diluted	$(1.73)	$1.32	$(7.02)	$(3.97)

Weighted average number of shares outstanding:
Basic	8,941	8,889	8,923	8,878
Diluted	8,941	8,889	8,923	8,878

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2016	2015	2016	2015

Net Income (loss)	$(15,595)	$11,685	$(62,747)	$(35,395)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(4,529)	(1,075)	(7,388)	(432)
Defined benefit pension amounts reclassified to income:
Negative plan amendment/reclassified to liability	—	2,534	—	7,220
Curtailment	—	1,062	—	1,062
Settlement	1,120	—	1,120	—
Amounts reclassified to income	461	725	1,382	2,725
Defined benefit plan adjustment	1,581	4,321	2,502	11,007
Total other comprehensive income (loss), net of tax	(2,948)	3,246	(4,886)	10,575
Total comprehensive income (loss)	(18,543)	14,931	(67,633)	(24,820)
Comprehensive loss attributable to noncontrolling interests	(138)	(50)	(127)	(115)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(18,405)	$14,981	$(67,506)	$(24,705)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2016	December 31, 2015	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents				$296,490	$195,230	$199,720
Trade receivables, net				175,860	230,159	303,907
Other receivables				94,321	98,863	97,101
Accounts receivable, related parties				12,015	7,058	1,920
Inventories				845,133	935,600	791,340
Advances to tobacco suppliers				97,037	62,648	41,837
Recoverable income taxes				16,065	12,987	13,421
Current deferred taxes, net				—	7,773	—
Prepaid expenses				18,012	23,257	20,016
Other current assets				15,615	13,529	21,096
Total current assets				1,570,548	1,587,104	1,490,358
Other assets
Investments in unconsolidated affiliates				52,797	57,698	58,259
Goodwill				16,463	2,794	16,463
Other intangible assets				47,317	26,454	50,571
Long-term recoverable income taxes				—	7,786	8,686
Deferred income taxes, net				45,079	24,208	38,773
Other deferred charges				4,819	5,049	3,934
Other noncurrent assets				37,490	20,812	23,629
				203,965	144,801	200,315
Property, plant and equipment, net				261,802	228,786	277,525
				$2,036,315	$1,960,691	$1,968,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$558,095	$522,538	$475,989
Accounts payable				50,400	57,548	81,649
Due to related parties				7,258	30,137	20,490
Advances from customers				17,504	20,661	9,895
Accrued expenses and other current liabilities				90,372	109,044	74,425
Income taxes				10,562	5,961	12,022
Long-term debt current				10,356	30,269	356
Total current liabilities				744,547	776,158	674,826

Long-term debt				969,253	909,444	910,214
Deferred income taxes				25,298	2,341	16,924
Liability for unrecognized tax benefits				10,220	9,872	9,809
Pension, postretirement and other long-term liabilities				78,809	91,518	81,753
				1,083,580	1,013,175	1,018,700
Commitments and contingencies
Stockholders’ equity	December 31, 2016	December 31, 2015	March 31, 2016
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,735	9,680	9,685	471,979	470,480	470,830
Retained deficit				(208,476)	(246,668)	(145,856)
Accumulated other comprehensive loss				(58,734)	(55,811)	(53,848)
Total stockholders’ equity of Alliance One International, Inc.				204,769	168,001	271,126
Noncontrolling interests				3,419	3,357	3,546
Total equity				208,188	171,358	274,672
				$2,036,315	$1,960,691	$1,968,198
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2015	$468,564	$(211,388)	$(14,154)	$(52,232)	$3,274	$194,064
Net loss	—	(35,280)	—	—	(115)	(35,395)
Increase in capitalization of non-controlling interest	—	—	—	—	198	198
Stock-based compensation	2,075	—	—	—	—	2,075
Restricted stock surrendered	(159)	—	—	—	—	(159)
Other comprehensive loss, net of tax	—	—	(432)	11,007	—	10,575

Balance, December 31, 2015	$470,480	$(246,668)	$(14,586)	$(41,225)	$3,357	$171,358

Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$3,546	$274,672
Net income (loss)	—	(62,620)	—	—	(127)	(62,747)
Restricted stock surrendered	(31)	—	—	—	—	(31)
Stock-based compensation	1,180	—	—	—	—	1,180
Other comprehensive income (loss), net of tax	—	—	(7,388)	2,502	—	(4,886)

Balance, December 31, 2016	$471,979	$(208,476)	$(21,434)	$(37,300)	$3,419	$208,188

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2016 and 2015 (Unaudited)

(in thousands)	December 31, 2016	December 31, 2015

Operating activities
Net loss	$(62,747)	$(35,395)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,859	21,018
Debt amortization/interest	10,142	8,207
Debt retirement	2,339	—
(Gain) loss on foreign currency transactions	(10,780)	16,713
Restructuring and asset impairment charges	1,068	4,087
Gain on sale of property, plant and equipment	(490)	(496)
Bad debt expense (recovery)	(2,801)	(181)
Equity in net income of unconsolidated affiliates, net of dividends	4,194	(3,710)
Stock-based compensation	1,360	2,323
Changes in operating assets and liabilities, net	(10,588)	(358,192)
Other, net	180	620
Net cash used by operating activities	(42,264)	(345,006)

Investing activities
Purchases of property, plant and equipment	(9,483)	(13,356)
Proceeds from sale of property, plant and equipment	771	1,072
Surrender of life insurance policies	—	1,657
Other, net	66	(266)
Net cash used by investing activities	(8,646)	(10,893)

Financing activities
Net proceeds from short-term borrowings	93,552	203,968
Proceeds from long-term borrowings	472,484	210,000
Repayment of long-term borrowings	(400,355)	(2,867)
Debt issuance cost	(17,618)	(5,325)
Debt retirement cost	(73)	—
Other, net	—	303
Net cash provided by financing activities	147,990	406,079

Effect of exchange rate changes on cash	(310)	1,201

Increase in cash and cash equivalents	96,770	51,381
Cash and cash equivalents at beginning of period	199,720	143,849
Cash and cash equivalents at end of period	$296,490	$195,230

Other information:
Cash paid for income taxes	$7,147	$12,445
Cash paid for interest	64,322	58,240
Cash received from interest	5,888	5,606

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
      In fiscal 2006, the Company deconsolidated its Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"), in accordance with accounting requirements that apply to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions that casted significant doubt on the parent's ability to control the subsidiary. As of March 31, 2016, the Company determined that significant doubt about its ability to control MTC was eliminated due to changes in the political landscape and the recent issuance of clarifications to the indigenization laws within Zimbabwe. As a result, the Company reconsolidated MTC on March 31, 2016. Beginning April 1, 2016, the financial results of MTC are included in the consolidated statements of operations, consolidated balance sheet and consolidated statement of cash flows.
Prior to March 31, 2016, the Company accounted for its investment in MTC on the cost method and had been reporting it in Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets since March 31, 2006 and had written its investment in MTC down to zero in fiscal 2007.

Restatement of Previously Reported Financial Information
During the year ended March 31, 2016, the Company identified certain immaterial errors in previously issued financial statements related to inventory, cost of goods sold and income tax. In addition, the Company corrected the classification of amounts between line items on the Consolidated Balance Sheets included in the previously issued financial statements. The correction of these immaterial errors and reclassification between line items at March 31, 2015 also impact the previously reported balances at December 31, 2015. For the three months and nine months ended December 31, 2015, cost of goods sold was adjusted by $165 and $801, respectively. For the nine months ended December 31, 2015, inventory was adjusted by $581, recoverable income tax was adjusted by $1,822 and retained earnings was adjusted by $2,403. In addition, reclassifications of $11,808 between "Accounts receivable, related parties" and "Pension, postretirement and other long-term liabilities" were made. The Company has evaluated the effect of the above misstatements on its condensed consolidated financial statements for the three months and nine months ended December 31, 2015 in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatement When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that the three months and nine months ended December 31, 2015 were not materially misstated. See Note 20 "Restatement of Previously Reported Financial Information" to the "Notes to Condensed Consolidated Financial Statements" for the impact of this change on selected financial amounts.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $5,412 and $5,796 for the three months ended December 31, 2016 and 2015, respectively and $18,003 and $14,408 for the nine months ended December 31, 2016 and 2015, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recent Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that changed the presentation of debt issuance costs in financial statements. The primary objective of this accounting guidance was to present these costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is still reported as interest expense. The Company adopted this guidance on April 1, 2016 on a retrospective basis. On the condensed consolidated balance sheets, $10,343 and $9,875 were reclassified from Other Deferred Charges to Long-Term Debt at December 31, 2015 and March 31, 2016, respectively. See Note 20 "Restatement of Previously Reported Financial Information" to the "Notes to Condensed Consolidated Financial Statements."

Alliance One International, Inc. and Subsidiaries

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance, as amended, is effective for the Company on April 1, 2018. The Company is evaluating alternative methods of adoption and the effect on its financial statements and related disclosures.
     In August 2014, the FASB issued new accounting guidance on determining when and how to disclose going concern uncertainties in the financial statements. The primary objective of this accounting guidance is for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting guidance is effective for the Company on March 31, 2017. The Company does not expect this new guidance to have a material impact on its financial condition or results of operations.
In May 2015, the FASB issued new accounting guidance for disclosures of investments that calculate net asset value per share (or its equivalent). The primary objective is to reduce the diversity in practice on how these investments are categorized in the fair value hierarchy. This accounting guidance is effective for the Company on March 31, 2017. The Company does not expect this new guidance to have a material impact on its financial condition or results of operations.
In July 2015, the FASB issued new accounting guidance that simplifies the measurement of inventory. Under the previous accounting guidance, an entity measured inventory at the lower of cost or market with market defined as one of three different measures. The primary objective of this accounting guidance is to require a single measurement of inventory at the lower of cost and net realizable value. This accounting guidance is effective for the Company on April 1, 2017. The Company does not expect this new guidance to have a material impact on its financial condition or results of operations.
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
In March 2016, the FASB issued new accounting guidance for simplifying the treatment of employee share-based payments. The primary objective is improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of information provided to users of financial statements. This accounting guidance will be effective for the Company on April 1, 2017. The Company does not expect this new guidance to have a material impact on its financial condition or results of operations.
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
In November of 2016, the FASB issued new accounting guidance that clarifies the presentation of restricted cash on the statement of cash flows. The primary objective is to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. This accounting guidance will be effective for the Company on April 1, 2018. The Company is currently evaluating the impact of this new guidance.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of December 31, 2016, the Company’s unrecognized tax benefits totaled $16,682, all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, accrued interest and penalties totaled $1,588 and $960 respectively.  The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements. During the three months ended December 31, 2016, the Zimbabwe High Court of Harare rejected the Company's appeal relating to the recovery of an income tax receivable for certain withholding taxes which were assessed against the Company's subsidiary in Switzerland. As a

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Accounting for Uncertainty in Income Taxes (continued)

result, the Company concluded it was no longer more-likely-than-not that the receivable will be realized and a non-cash tax provision of approximately $9,000 was recorded as a discrete adjustment to tax expense. The tax expense recognized this quarter does not impact cash flow as the Company had previously made a deposit of the amount due as part of the appeal process. The Company plans to appeal the adverse decision to the Supreme Court of Zimbabwe.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2016, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2013; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2016
The effective tax rate used for the nine months ended December 31, 2016 was (49.2)% compared to (111.1)% for the nine months ended December 31, 2015. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.
         For the nine months ended December 31, 2016, the Company recorded a discrete event adjustment expense of $6,821, bringing the effective tax rate estimated for the nine months of (33.0)% to (49.2)%. This discrete event adjustment expense relates primarily to net exchange gains on income tax accounts, net exchange losses related to liabilities for unrecognized tax benefits and the release of uncertain tax positions. For the nine months ended December 31, 2015, the Company recorded a discrete event adjustment expense of $9,492, bringing the effective tax rate estimated for the nine months of (62.3)% to (111.1)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the nine months ended December 31, 2016 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2016	December 31, 2015	March 31, 2016
Amounts guaranteed (not to exceed)	$184,096	$256,300	$210,703
Amounts outstanding under guarantee	86,218	131,706	107,615
Fair value of guarantees	4,759	5,852	7,350

         Of the guarantees outstanding at December 31, 2016, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2016, the Company had a balance of $16,699 that was due to local banks on behalf of suppliers. As of December 31, 2016 and 2015, there were no amounts due. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced the first phase of a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations, and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to be implemented as the Company restructures certain operations not meeting strategic business objectives and performance metrics. During the three months ended December 31, 2016, the Company recorded $420 for employee severance charges, primarily related to certain operations in Africa, and $30 for other cash charges. During the nine months ended December 31, 2016, severance charges were $483, other cash charges were $90 and asset impairment charges, primarily related to the Company's formerly used cut rag facility, were $495. During the three months ended December 31, 2015, the Company recorded $127 of employee severance charges and $1,398 of asset impairment charges primarily related to changes in certain U.S. pension plans and equipment located in Bulgaria. During the nine months ended December 31, 2015, the Company recorded $116 of employee severance charges and $3,971 of asset impairment charges in connection with the restructuring of certain operations primarily in Africa and Bulgaria and changes to certain U.S. pension plans.

The following table summarizes the restructuring charges recorded during the three months and nine months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring and Asset Impairment Charges	2016	2015	2016	2015
Employee separation and other cash charges:
Beginning balance	$80	$1,563	$398	$8,087
Period charges:
Severance charges	420	127	483	116
Other cash charges	30	—	90	—
Total period charges	450	127	573	116
Payments through December 31	(62)	(1,052)	(503)	(7,565)
Ending balance December 31	$468	$638	$468	$638
Asset impairment and other non-cash charges	$—	$1,398	$495	$3,971
Total restructuring charges for the period	$450	$1,525	$1,068	$4,087

The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Separation and Other Cash Charges	2016	2015	2016	2015
Beginning balance:	$80	$1,563	$398	$8,087
North America	—	—	—	—
Other regions	80	1,563	398	8,087
Period charges:	$450	$127	$573	$116
North America	45	—	45	—
Other regions	405	127	528	116
Payments through December 31	$(62)	$(1,052)	$(503)	$(7,565)
North America	—	—	—	—
Other regions	(62)	(1,052)	(503)	(7,565)
Ending balance December 31	$468	$638	$468	$638
North America	45	—	45	—
Other regions	423	638	423	638

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of December 31, 2016	—	12.25	4.00	—	—
March 31, 2015 balance
Gross carrying amount	$2,794	$33,700	$14,893	$18,502	$69,889
Accumulated amortization	—	(16,639)	(5,786)	(15,573)	(37,998)
Net March 31, 2015	2,794	17,061	9,107	2,929	31,891
Amortization expense	—	(842)	(542)	(409)	(1,793)
Net September 30, 2015	2,794	16,219	8,565	2,520	30,098
Amortization expense	—	(421)	(237)	(192)	(850)
Net December 31, 2015	2,794	15,798	8,328	2,328	29,248
Additions	13,669	24,830	—	—	38,499
Amortization expense	—	(422)	(46)	(245)	(713)
Net March 31, 2016	16,463	40,206	8,282	2,083	67,034
Amortization expense	—	(1,670)	(118)	(381)	(2,169)
Net September 30, 2016	16,463	38,536	8,164	1,702	64,865
Amortization expense	—	(835)	(67)	(183)	(1,085)
Net December 31, 2016	16,463	37,701	8,097	1,519	63,780

(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.

 The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
January 1, 2017 through March 31, 2017	$835	$1,097	$284	$2,216
2018	3,340	1,405	620	5,365
2019	3,340	1,405	367	5,112
2020	3,340	1,397	248	4,985
2021	3,340	1,397	—	4,737
Later	23,506	1,396	—	24,902
	$37,701	$8,097	$1,519	$47,317
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2016. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. At December 31, 2016 and 2015, and March 31, 2016, the Company’s investment in these joint ventures was $51,781, $56,682, and $57,243, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at December 31, 2016 and 2015, and March 31, 2016, respectively were $12,015, $3,484 and $1,920 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $85,004, $95,486 and $100,238 at December 31, 2016 and 2015, and March 31, 2016, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

The following table presents the summary segment information for the three months and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Sales and other operating revenues:
North America	$108,869	$148,971	$217,629	$244,101
Other regions	345,666	342,168	887,431	928,173
Total revenue	$454,535	$491,139	$1,105,060	$1,172,274

Operating income:
North America	$5,685	$8,642	$8,366	$15,061
Other regions	32,969	30,041	43,457	47,000
Total operating income	38,654	38,683	51,823	62,061
Debt retirement expense	2,339	—	2,339	—
Interest expense	35,129	30,356	97,635	86,911
Interest income	1,845	2,744	5,888	5,393
Income (loss) before income taxes and other items	$3,031	$11,071	$(42,263)	$(19,457)

Analysis of Segment Assets	December 31, 2016	December 31, 2015	March 31, 2016
Segment assets:
North America	$465,925	$514,524	$338,833
Other regions	1,570,390	1,446,167	1,629,365
Total assets	$2,036,315	$1,960,691	$1,968,198

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at December 31, 2016 and 2015. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 459 at a weighted average exercise price of $61.05 per share at December 31, 2016 and 471 at a weighted average exercise price of $60.70 per share at December 31, 2015.
          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2016 and 2015, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands, except per share data)	2016		2015	2016		2015
BASIC INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(15,457)		$11,735	$(62,620)		$(35,280)

SHARES
Weighted average number of shares outstanding	8,941		8,889	8,923		8,878

BASIC INCOME (LOSS) PER SHARE	$(1.73)		$1.32	$(7.02)		$(3.97)

DILUTED INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(15,457)		$11,735	$(62,620)		$(35,280)

SHARES
Weighted average number of common shares outstanding	8,941		8,889	8,923		8,878
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	—	*	—	*
Adjusted weighted average number of common shares outstanding	8,941		8,889	8,923		8,878
DILUTED INCOME (LOSS) PER SHARE	$(1.73)		$1.32	$(7.02)		$(3.97)

* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $395 and $518 for the three months ended December 31, 2016 and 2015, respectively, of which $60 and $(82), respectively were with respect to stock-based awards payable in cash, and $1,360 and $2,323 for the nine months ended December 31, 2016 and 2015, respectively, of which $180 and $249, respectively, were with respect to stock-based awards payable in cash.
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
          During the three months and nine months ended December 31, 2016 and 2015, respectively, the Company made the following stock-based compensation awards:

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2016	2015	2016	2015
Restricted Stock
Number Granted	8	5	21	17
Grant Date Fair Value	$19.20	$11.47	$18.15	$18.70
Restricted Stock Units
Number Granted	—	28	56	28
Grant Date Fair Value	$—	$19.65	$17.76	$19.65
Cash-Settled Restricted Stock Units
Number Granted	—	1	—	1
Grant Date Fair Value	$—	$19.65	$—	$19.65
Performance-Based Stock Units
Number Granted	—	—	28	—
Grant Date Fair Value	$—	$—	$17.76	$—

          Restricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Restricted stock units granted during the nine months ended December 31, 2016 vest ratably over a three-year period. Under the terms of the Performance-Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

On August 13, 2015, the Company’s shareholders approved an exchange offer that allowed certain employees to surrender options and receive restricted stock units in exchange for these options. The offer was made on September 14, 2015 and applied only to grants made during fiscal years 2012 and 2013 having a pre-reverse stock split exercise price of $6.00 which became $60.00 per share after the reverse stock split effected on June 26, 2015. The exchange offer was consummated on October 13, 2015. This exchange was based on exchange of options that would vest as a fulfilment of service obligation to restricted stock units that will vest upon satisfaction of service obligations and the expense recognized in this exchange was based upon the original grant.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,042 and the total assessment including penalties and interest at December 31, 2016 is $12,973. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $2,707 at December 31, 2016, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

11. DEBT ARRANGEMENTS

On October 14, 2016, the Company issued $275,000 in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof, entered into an ABL credit agreement (the “ABL Credit Agreement”) with certain bank lenders establishing a senior secured revolving asset-based lending facility (the “ABL Facility”) of $60,000 subject to a borrowing base composed of its eligible accounts receivable and inventory, and used a portion of the net proceeds from the offering of the First Lien Notes to repay in full all outstanding indebtedness and accrued and unpaid interest owed under the Company’s then existing senior secured revolving credit facility. Upon such repayment, Alliance One terminated the senior secured revolving credit facility.
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and its outstanding senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At December 31, 2016, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.
The terms of the First Lien Notes and the ABL Facility, and certain effects of these refinancing transactions, are summarized below:

First Lien Notes

The First Lien Notes, which bear interest at a rate of 8.500% per year, are payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning April 15, 2017, to holders of record at the close of business on the preceding April 1 and October 1, respectively. The First Lien Notes mature on April 15, 2021. The First Lien Notes are initially guaranteed on a senior secured basis by Alliance One’s subsidiary, Alliance One Specialty Products, LLC (the “Initial Guarantor”), and each of its future material domestic subsidiaries are required to guarantee the First Lien Notes on a senior secured basis. The Initial Guarantor is

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)

not a material domestic subsidiary, and Alliance One currently has no material domestic subsidiaries. The Initial Guarantor and any future guarantors of the First Lien Notes are referred to as the “guarantors.”
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

The borrowing base is subject to a $25,000 deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At December 31, 2016, no borrowings were outstanding under the ABL Facility and $60,000 was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000.  At December 31, 2016, the Company’s unrestricted cash and cash equivalents significantly exceeded $180,000.
In addition, loans under the ABL Facility shall not be made if after incurrence of such loans there will be more than $180,000 of unrestricted cash and cash equivalents in the aggregate on the consolidated balance sheet of the Company and its subsidiaries.
The ABL Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the ABL Facility bear interest at an annual rate equal to LIBOR plus 250 basis points or 150 basis points above base rate, as applicable, with a fee on

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)

ABL Facility (continued)

unused borrowings initially at an annual rate of 50 basis points until March 31, 2017 and thereafter at annual rates of either 37.5 or 50 basis points based on average quarterly historical utilization under the ABL Facility. The ABL Facility matures on January 14, 2021.
In addition, customary mandatory prepayments of the loans under the ABL Facility are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Facility, unrestricted cash and cash equivalents on the Company’s consolidated balance sheet exceeding $180,000 for a period of seven consecutive business days, and certain casualty and condemnation events.
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

Termination of Existing Senior Secured Revolving Credit Facility

On October 14, 2016, the Company terminated its then existing senior secured revolving credit facility and repaid in full all outstanding indebtedness plus accrued and unpaid interest and other costs, of which $73 was charged to debt retirement expense. As a result, the Company accelerated $2,266 of deferred financing costs during the three months ended December 31, 2016.

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
At December 31, 2016 and 2015, and March 31, 2016, there were no derivatives outstanding.

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2016 and 2015.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2016	2015	2016	2015

Foreign currency contracts	Cost of goods and services sold	$—	$—	$—	$(2,001)

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
During the nine months ended December 31, 2016, the Company's activity of cash payments triggered settlement accounting. The settlement accounting resulted in a settlement loss of $1,120 recorded in Selling, General and Administrative Expenses and a reduction in accumulated other comprehensive income as of December 31, 2016.
Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Service cost	$120	$526	$360	$1,555
Interest expense	1,176	1,462	3,528	4,386
Expected return on plan assets	(1,403)	(1,554)	(4,209)	(4,663)
Amortization of prior service cost	10	42	30	125
Actuarial loss	524	849	1,572	2,548
Settlement loss	1,120	—	1,120	—
Curtailment loss	—	1,062	—	1,062
Net periodic pension cost	$1,547	$2,387	$2,401	$5,013

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the nine months ended December 31, 2016, contributions of $3,629 were made to pension plans for fiscal 2017. Additional contributions to pension plans of approximately $2,831 are expected during the remainder of fiscal 2017. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of December 31, 2016, contributions of $227 were made to the plans for fiscal 2017. Additional contributions of $147 to the plans are expected during the rest of fiscal 2017. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Service cost	$3	$—	$9	$20
Interest expense	67	59	201	280
Amortization of prior service cost	(177)	(265)	(531)	(271)
Actuarial loss	104	99	312	323
Net periodic pension cost (benefit)	$(3)	$(107)	$(9)	$352

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2016	December 31, 2015	March 31, 2016
Processed tobacco	$716,743	$765,388	$584,158
Unprocessed tobacco	102,668	142,912	175,933
Other	25,722	27,300	31,249
	$845,133	$935,600	$791,340

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax		Accumulated Other Comprehensive Loss
Balances, March 31, 2016	$(14,046)	$(39,802)		$(53,848)
Other comprehensive loss before reclassifications	(2,859)	—		(2,859)
Amounts reclassified to net earnings, net of tax	—	921		921
Other comprehensive earnings (loss), net of tax	(2,859)	921		(1,938)
Balances, September 30, 2016	(16,905)	(38,881)		(55,786)
Other comprehensive loss before reclassifications	(4,529)	—		(4,529)
Amounts reclassified to net earnings, net of tax	—	1,581	—	1,581
Other comprehensive earnings (loss), net of tax	(4,529)	1,581		(2,948)
Balances, December 31, 2016	$(21,434)	$(37,300)		$(58,734)

Balances, March 31, 2015	$(14,154)	$(52,232)		$(66,386)
Other comprehensive earnings before reclassifications	643	4,686		5,329
Amounts reclassified to net earnings, net of tax	—	2,000		2,000
Other comprehensive earnings, net of tax	643	6,686		7,329
Balances, September 30, 2015	(13,511)	(45,546)		(59,057)
Other comprehensive earnings before reclassifications	(1,075)	2,534		1,459
Amounts reclassified to net earnings, net of tax	—	1,787		1,787
Other comprehensive earnings, net of tax	(1,075)	4,321		3,246
Balances, December 31, 2015	$(14,586)	$(41,225)		$(55,811)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Pension and postretirement plans (*):
Actuarial loss	$628	$948	$1,883	$2,871
Amortization of prior service cost	(167)	(223)	(501)	(146)
Curtailment	—	1,062	—	1,062
Settlement loss	1,120	—	1,120	—
Amounts reclassified from accumulated other comprehensive losses to net earnings	$1,581	$1,787	$2,502	$3,787
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the nine months ended December 31, 2016, the investment limit of this program was adjusted from up to $150,000 trade receivables to up to $100,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.

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
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $7,359, $14,309, and $9,113 as a result of the net settlement as of December 31, 2016 and 2015 and March 31, 2016, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2016	2015	2016
Receivables outstanding in facility	$108,464	$97,974	$188,764
Beneficial interest	$21,081	$20,796	$40,368
Servicing liability	$45	$21	$58
Cash proceeds for the nine months ended December 31:
Cash purchase price	$416,754	$338,214	$585,648
Deferred purchase price	180,879	169,777	233,753
Service fees	400	425	553
Total	$598,033	$508,416	$819,954

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

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

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

	December 31, 2016	December 31, 2015	March 31, 2016
Carrying value	$993,853	$950,056	$920,444
Estimated fair value	901,076	786,520	753,038

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the
LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of December 31, 2016 and 2015 and March 31, 2016 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at December 31, 2016 by $105 and $211, respectively.

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

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Tobacco supplier guarantees - The Company provides guarantees to certain third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at December 31, 2016 would change by $726 or $1,432, respectively.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	December 31, 2016			December 31, 2015			March 31, 2016
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—
Securitized beneficial interests	—	21,081	21,081	—	20,796	20,796	—	40,368	40,368
Total Assets	$—	$21,081	$21,081	$—	$20,796	$20,796	$—	$40,368	$40,368
Liabilities
Guarantees	$—	$4,759	$4,759	$—	$5,852	$5,852	$—	$7,350	$7,350
Derivative financial instruments	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$4,759	$4,759	$—	$5,852	$5,852	$—	$7,350	$7,350

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2016		Nine Months Ended December 31, 2016
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$29,371	$4,467	$40,368	$7,350
Issuances of guarantees/sales of receivables	61,371	1,272	164,228	5,397
Settlements	(68,503)	(980)	(181,230)	(7,960)
Losses recognized in earnings	(1,158)	—	(2,285)	(28)
Ending Balance December 31, 2016	$21,081	$4,759	$21,081	$4,759

	Three Months Ended December 31, 2015		Nine Months Ended December 31, 2015
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$21,792	$4,865	$40,712	$8,650
Issuances of guarantees/sales of receivables	65,710	1,291	135,477	7,660
Settlements	(65,763)	(304)	(153,723)	(9,550)
Losses recognized in earnings	(943)	—	(1,670)	(908)
Ending Balance December 31, 2015	$20,796	$5,852	$20,796	$5,852

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

The amount of unrealized losses relating to assets still held at the respective dates of December 31, 2016 and 2015 and March 31, 2016 were $922, $542 and $1,521 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at December 31, 2016:

	Fair Value at December 31, 2016		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$21,081	Discounted Cash Flow	Discount Rate	3.94% to 4.25%
			Payment Speed	82 to 101 days
Tobacco Supplier Guarantees	$708	Historical Loss	Historical Loss	9.90% to 15.92%
Tobacco Supplier Guarantees	$4,051	Discounted Cash Flow	Market Interest Rate	16.50% to 38.00%
18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2016	December 31, 2015	March 31, 2016
Balances:
Accounts receivable, related parties	$12,015	$7,058	$1,920
Due to related parties	7,258	30,137	20,490

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Transactions:
Sales	$383	$430	$39,303	$15,940
Purchases	11,687	50,830	39,231	129,961

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At December 31, 2016, the basis difference was $10,414.

Alliance One International, Inc. and Subsidiaries

20. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

As described in Note 1, “Basis of Presentation and Significant Accounting Policies” to the “Notes to Condensed Consolidated Financial Statements,” the Company identified and corrected certain misstatements relating to prior years’ consolidated financial statements that impact the December 31, 2015 condensed consolidated financial statements. In addition, the Company adopted new accounting guidance related to the classification of debt issuance costs on a retrospective basis that also impacts the December 31, 2015 condensed consolidated financial statements. The impact of these changes on selected financial amounts within the accompanying condensed consolidated financial statements are summarized below:

	Condensed Consolidated Statements of Operations
	Three Months Ended December 31, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Cost of goods and services sold	$422,566	$(165)	$—	$—	$422,401
Gross profit	68,573	165	—	—	68,738
Operating income	38,518	165	—	—	38,683
Income before income taxes and other items	10,906	165	—	—	11,071
Net income	11,520	165	—	—	11,685
Net income attributable to Alliance One International, Inc.	11,570	165	—	—	11,735

	Condensed Consolidated Statements of Operations
	Nine Months Ended December 31, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Cost of goods and services sold	$1,020,066	$(801)	$—	$—	$1,019,265
Gross profit	152,208	801	—	—	153,009
Operating income	61,260	801	—	—	62,061
Income (loss) before income taxes and other items	(20,258)	801	—	—	(19,457)
Net loss	(36,196)	801	—	—	(35,395)
Net loss attributable to Alliance One International, Inc.	(36,081)	801	—	—	(35,280)

Alliance One International, Inc. and Subsidiaries

20. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION (Continued)

	Condensed Consolidated Balance Sheet as of
	December 31, 2015
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Total current assets	$1,577,699	$(2,403)	$11,808	$—	$1,587,104
Total non-current assets	155,144	—	—	(10,343)	144,801
Total assets	1,961,629	(2,403)	11,808	(10,343)	1,960,691
Non-current liabilities	1,011,710	—	11,808	(10,343)	1,013,175
Total equity	173,761	(2,403)	—	—	171,358
Total liabilities and equity	1,961,629	(2,403)	11,808	(10,343)	1,960,691

Statement of Consolidated Stockholders' Equity
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Retained Deficit at March 31, 2015	$(208,184)	$(3,204)	$—	$—	$(211,388)
Net loss	(36,081)	801	—	—	(35,280)
Retained Deficit at December 31, 2015	(244,265)	(2,403)	—	—	(246,668)

	Consolidated Balance Sheet as of
	March 31, 2016
(in thousands)	As Previously Reported	Inventory and Tax Adjustments	Reclassifications	Adoption of New Accounting Guidance	As Restated
Total non-current assets	$210,190	$—	$—	$(9,875)	$200,315
Total assets	1,978,073	—	—	(9,875)	1,968,198
Non-current liabilities	1,028,575	—	—	(9,875)	1,018,700
Total liabilities and equity	1,978,073	—	—	(9,875)	1,968,198

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview for the three months ended December 31, 2016 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the three months, total sales and other operating revenues and total costs of goods and services sold decreased primarily due to changes in product mix, smaller crops in the U.S. and Tanzania related to El Niño weather conditions, and the stronger U.S. dollar that resulted in lower prices paid to tobacco suppliers across most regions which also resulted in reduced average sales prices and tobacco costs per kilo. Processing and other revenues and processing costs decreases were related to the impact of the weather on the U.S. crop this year, and the timing of processing customer requirements in South America. As a result, gross profit decreased while gross profit as a percentage of sales improved to 14.3% compared to 14.0% in the prior year. Volumes decreased slightly as the smaller crops were significantly offset by the timing of shipments and prior year inventory sales in most regions. Selling, general and administrative expense decreases were primarily from the non-recurrence of reserves for customer receivables in the prior year that were offset by increased personnel costs. With other income increases mainly attributable to net insurance recovery related to tobacco lost by fire in Zimbabwe last year and lower restructuring and asset impairment charges this year, operating income was consistent with the prior year.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Our liquidity position is strong at $623.9 million as of December 31, 2016, comprised of $296.5 million of cash and $327.4 million of available credit lines. Account receivable and inventory reductions generated $144.8 million of cash at December 31, 2016, when compared to the same period end of the prior year. Also, during the quarter we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of senior secured first lien notes due April 2021 and a $60.0 million ABL credit facility that matures in January 2021. As part of the refinancing, we eliminated certain financial covenants that enhance business flexibility. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

While it is still early, as we look to next fiscal year La Niña weather patterns, that support better global growing conditions, are present and should support crop size increases in a number of key markets. As such, initial reports indicate larger 2017 crops that we have begun to purchase in Brazil and will start to purchase in Africa during the quarter ending March 31, 2017, which are planned to be sold during our fiscal year ending March 31, 2018. The 2016 Brazilian Virginia flue crop was abnormally low at approximately 410.0 million kilos versus 570.0 million in the prior year. The 2017 crop is anticipated to be approximately 50% larger at 600.0 million kilos and current quality appears to be good and in line with expectations. We are expecting similar positive crop size increases in other key markets. In addition, we are confident in the underlying strength of our Company and ability to navigate challenging industry dynamics. The impact of our implemented strategic initiatives should be recognized as crop sizes return to more normal levels in certain markets related to crops we are now buying and will sell next fiscal year. Additionally, our talented employees continue to develop new, cost-effective solutions to meet changing customer requirements. Our customers are focused on their supply chains, increasing regulation and changing nicotine consumption habits. Supply chain simplification is a priority for them, and we have the capabilities and infrastructure to further support our customers’ reversal of their partial vertical integration strategies. Further, our agronomy and operational teams are well-positioned to support manufacturers’ next generation reduced risk products. Continued focus on key strategic initiatives that support our customers’ growth strategies should drive improved long-term shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended December 31,						Nine Months Ended December 31,
			Change					Change
(in millions, except per kilo amounts)	2016		$		%	2015	2016	$	%	2015
Kilos sold	101.6		(0.7)		(0.7)	102.3	251.6	8.8	3.6	242.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$434.1		$(26.9)		(5.8)	$461.0	$1,034.0	$(74.1)	(6.7)	$1,108.1
Average price per kilo	4.27		(0.24)		(5.3)	4.51	4.11	(0.45)	(9.9)	4.56
Processing and other revenues	20.4		(9.7)		(32.2)	30.1	71.1	6.9	10.7	64.2
Total sales and other operating revenues	454.5		(36.6)		(7.5)	491.1	1,105.1	(67.2)	(5.7)	1,172.3
Tobacco cost of goods sold:
Tobacco costs	363.4		(20.4)		(5.3)	383.8	858.0	(56.0)	(6.1)	914.0
Transportation, storage and other period costs	17.6		0.1		0.6	17.5	53.7	(5.0)	(8.5)	58.7
Derivative financial instrument and exchange losses (gains)	(6.5)		(5.6)		(622.2)	(0.9)	(8.7)	(13.1)	(297.7)	4.4
Total tobacco cost of goods sold	374.5		(25.9)		(6.5)	400.4	903.0	(74.1)	(7.6)	977.1
Average cost per kilo	3.69		(0.22)		(5.6)	3.91	3.59	(0.43)	(10.7)	4.02
Processing and other revenues cost of services sold	14.8		(7.2)		(32.7)	22.0	52.6	10.4	24.6	42.2
Total cost of goods and services sold	389.3		(33.1)		(7.8)	422.4	955.6	(63.7)	(6.2)	1,019.3
Gross profit	65.2		(3.5)		(5.1)	68.7	149.5	(3.5)	(2.3)	153.0
Selling, general and administrative expenses	28.7		(0.4)		(1.4)	29.1	100.9	13.9	16.0	87.0
Other income	2.7		2.1		350.0	0.6	4.3	4.2	4,200.0	0.1
Restructuring and asset impairment charges	0.5		(1.0)		(66.7)	1.5	1.1	(3.0)	(73.2)	4.1
Operating income	38.7		—		—	38.7	51.8	(10.2)	(16.5)	62.0
Debt retirement expense	2.3		2.3		100.0	—	2.3	2.3	100.0	—
Interest expense	35.1		4.7		15.5	30.4	97.6	10.7	12.3	86.9
Interest income	1.8		(0.9)		(33.3)	2.7	5.9	0.5	9.3	5.4
Income tax expense	21.0		19.1		1,005.3	1.9	20.8	(0.8)	(3.7)	21.6
Equity in net income of investee companies	2.4		(0.1)		(4.0)	2.5	0.3	(5.4)	(94.7)	5.7
Loss attributable to noncontrolling interests	(0.1)		—		—	(0.1)	(0.1)	—	—	(0.1)
Income (loss) attributable to Alliance One International, Inc.	$(15.5)	*	$(27.2)	*	(232.5)	$11.7	$(62.6)	$(27.3)	(77.3)	$(35.3)

* Amounts do not equal column totals due to rounding

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Summary. Total sales and other operating revenues decreased 7.5% to $454.5 million and total costs of goods and services sold decreased 7.8% to $389.3 million primarily due to lower average sales prices and tobacco costs per kilo attributable to smaller crops in the U.S. and Tanzania related to weather conditions, lower prices paid to tobacco suppliers across most regions and changes in product mix with an increased percentage of byproduct sales versus lamina. Volumes decreased slightly as the smaller crops were significantly offset by the timing of shipments and sales of prior crop in most regions. Processing and other revenues and processing costs decreases were related to the impact of the weather on the U.S. crop this year and the timing of processing customer requirements in South America. As a result, gross profit decreased 5.1% to $65.2 million while gross profit as a percentage of sales improved from the prior year of 14.0% to 14.3% due to product mix and currency movement. Selling, general and administrative expense ("SG&A") decreased 1.4% primarily from the non-recurrence of reserves for customer receivables in the prior year that were offset by increased personnel costs. Other income increased from the net insurance recovery related to tobacco lost by fire in Zimbabwe last year and restructuring and asset impairment charges were reduced this year. With the lower gross profit offset by improved SG&A, other income and restructuring charges, operating income was consistent with the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015 (continued)

During the three months ended December 31, 2016, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. Our interest costs increased from the prior year primarily due to higher average borrowings on our seasonal lines of credit at higher average rates and the inclusion of interest costs from our reconsolidated Zimbabwe subsidiary this year. Our effective tax rate was 692.1% this year compared to 17.4% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended December 31,
		Change
	2016	$	%	2015
Kilos sold	15.1	(3.7)	(19.7)	18.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$92.4	$(33.1)	(26.4)	$125.5
Average price per kilo	6.12	(0.56)	(8.4)	6.68
Processing and other revenues	16.4	(7.1)	(30.2)	23.5
Total sales and other operating revenues	108.8	(40.2)	(27.0)	149.0
Tobacco cost of goods sold:
Tobacco costs	82.1	(29.8)	(26.6)	111.9
Transportation, storage and other period costs	5.1	0.9	21.4	4.2
Derivative financial instrument and exchange (gains) losses	(0.4)	(0.4)	(100.0)	—
Total tobacco cost of goods sold	86.8	(29.3)	(25.2)	116.1
Average cost per kilo	5.75	(0.43)	(7.0)	6.18
Processing and other revenues cost of services sold	13.7	(3.2)	(18.9)	16.9
Total cost of goods and services sold	100.5	(32.5)	(24.4)	133.0
Gross profit	8.3	(7.7)	(48.1)	16.0
Selling, general and administrative expenses	2.6	(4.7)	(64.4)	7.3
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$5.7	$(3.0)	(34.5)	$8.7

The U.S. experienced adverse weather conditions during the growing season this year. As a result, the crop size was negatively impacted. The impact of the smaller crop as well as a shift in customer requirements from full service to processing resulted in a 19.7% decrease in volumes, a 27.0% decrease in total sales and other operating revenues to $108.8 million and a 24.4% decrease in total costs of goods and services sold to $100.5 million. The decrease in average sales prices per kilo and average tobacco costs per kilo reflects the shift in customer requirements. The smaller U.S. crop also negatively impacted customer requirements for processing and other services which decreased processing and other revenues and costs of services when compared with the prior year. As a result, gross profit decreased 48.1% this year to $8.3 million and gross profit as a percentage of sales decreased from 10.7% to 7.6%. Partially offsetting the decrease in gross profit, SG&A improved 64.4% due to lower allocations for general corporate services. However, operating income declined 34.5% from the prior year to $5.7 million.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended December 31,
		Change
	2016	$	%	2015
Kilos sold	86.5	3.0	3.6	83.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$341.7	$6.2	1.8	$335.5
Average price per kilo	3.95	(0.07)	(1.7)	4.02
Processing and other revenues	4.0	(2.6)	(39.4)	6.6
Total sales and other operating revenues	345.7	3.6	1.1	342.1
Tobacco cost of goods sold:
Tobacco costs	281.3	9.4	3.5	271.9
Transportation, storage and other period costs	12.5	(0.8)	(6.0)	13.3
Derivative financial instrument and exchange (gains) losses	(6.1)	(5.2)	(577.8)	(0.9)
Total tobacco cost of goods sold	287.7	3.4	1.2	284.3
Average cost per kilo	3.33	(0.08)	(2.3)	3.41
Processing and other revenues cost of services sold	1.1	(4.0)	(78.4)	5.1
Total cost of goods and services sold	288.8	(0.6)	(0.2)	289.4
Gross profit	56.9	4.2	8.0	52.7
Selling, general and administrative expenses	26.1	4.3	19.7	21.8
Other income	2.7	2.1	350.0	0.6
Restructuring and asset impairment charges	0.5	(1.0)	(66.7)	1.5
Operating income	$33.0	$3.0	10.0	$30.0

Total sales and other operating revenues increased 1.1% to $345.7 million while total costs of goods and services sold of $288.8 million decreased slightly from the prior year. Volumes increased 3.6% primarily due to the timing of shipments and sales of prior crop in the current year in most regions but were partially offset by the short crop in Tanzania this year. Although volumes increased, the product mix of sales this year changed with an increased percentage of byproduct sales versus lamina. The change in product mix and lower prices paid to tobacco suppliers in Africa lowered average sales prices by 1.7% and average tobacco costs per kilo by 2.3%. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were mainly offset by higher conversion costs per kilo in Tanzania due to the smaller crop size. Processing and other revenues and processing costs decreases were related to South America and the timing of processing customer requirements for the current crop. As a result, gross profit increased 8.0% to $56.9 million and gross profit as a percentage of sales increased from 15.4% to 16.5% from product mix and currency movement. Increases in SG&A are primarily associated with lower allocations of general corporate services to North America due to its lower profitability this year as increased personnel costs were offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe last year. As a result, operating income improved 10.0% to $33.0 million this year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

Summary. Total sales and other operating revenues decreased by 5.7% to $1,105.1 million and total costs of goods and services sold decreased 6.2% to $955.6 million primarily due to lower average sales prices and tobacco costs per kilo attributable to smaller crops in the U.S., Brazil and Tanzania related to weather conditions, lower prices paid to tobacco suppliers across most regions and changes in product mix with an increased percentage of byproduct sales versus lamina. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were partially offset by $9.2 million of lower of cost or market adjustments. Partially offsetting the impact of lower prices is a 3.6% increase in volumes from changes in certain customer requirements, sales of prior crop in most regions and the timing of shipments in North America and Africa. Processing and other revenues and processing costs increases were primarily related to the reconsolidation of our Zimbabwe subsidiary. As a result of lower average sales price and costs per kilo, gross profit decreased 2.3% to $149.5 million while gross profit as a percentage of sales improved slightly from 13.1% to 13.5%. SG&A increased 16.0% primarily from increased Kenya-related legal and professional fees, incentive compensation costs, additional audit related fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary this year partially offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe last year, the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America. Restructuring and asset impairment charges in the current year are mainly related to our former U.S. cut rag facility. Restructuring and asset impairment charges in the prior year were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. During the three months ended December 31, 2016, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. Our interest costs increased from the prior year primarily due to higher average borrowings and higher average rates on our seasonal lines of credit as well as increased amortization of debt issuance costs and the inclusion of interest costs from our reconsolidated Zimbabwe subsidiary this year. Our effective tax rate was (49.2)% this year compared to (111.1)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefit.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015 (continued)

North America Region

North America Region Supplemental Information
	Nine Months Ended December 31,
		Change
	2016	$	%	2015
Kilos sold	35.9	0.4	1.1	35.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$188.2	$(19.9)	(9.6)	$208.1
Average price per kilo	5.24	(0.62)	(10.6)	5.86
Processing and other revenues	29.5	(6.5)	(18.1)	36.0
Total sales and other operating revenues	217.7	(26.4)	(10.8)	244.1
Tobacco cost of goods sold:
Tobacco costs	159.3	$(19.0)	(10.7)	178.3
Transportation, storage and other period costs	10.7	2.4	28.9	8.3
Derivative financial instrument and exchange losses	(0.4)	(1.1)	(157.1)	0.7
Total tobacco cost of goods sold	169.6	(17.7)	(9.5)	187.3
Average cost per kilo	4.72	(0.56)	(10.6)	5.28
Processing and other revenues cost of services sold	21.6	(3.2)	(12.9)	24.8
Total cost of goods and services sold	191.2	(20.9)	(9.9)	212.1
Gross profit	26.5	(5.5)	(17.2)	32.0
Selling, general and administrative expenses	17.6	0.6	3.5	17.0
Other income	—	(0.1)	(100.0)	0.1
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$8.4	$(6.7)	(44.4)	$15.1

Total sales and other operating revenues decreased 10.8% to $217.7 million and total costs of goods and services sold decreased 9.9% to $191.2 million due to a 10.6% decrease in average sales prices per kilo and a 10.6% decrease in average tobacco costs per kilo primarily attributable to the impact of adverse weather conditions during the U.S. growing season that resulted in a smaller crop this year. Also decreasing average sales prices and cost per kilo was product mix with an increased percentage of byproduct sales versus lamina. Volumes increased slightly as the negative impact from the smaller U.S. crop was offset by changes in certain customer requirements and the timing of shipments. The smaller U.S. crop also negatively impact customer requirements for processing and other services which decreased processing and other revenues and costs of services when compared with the prior year. As a result, gross profit decreased 17.2% to $26.5 million this year and gross profit as a percentage of sales declined slightly from 13.1% to 12.2%. Increases in SG&A were attributable to allocations for general corporate services. Restructuring and asset impairment charges during the current year were attributable to our former U.S. cut rag facility. Primarily due to the decrease in gross profit, operating income declined $6.7 million from the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015 (continued)

Other Regions

Other Regions Supplemental Information
	Nine Months Ended December 31,
		Change
	2016	$	%	2015
Kilos sold	215.7	8.4	4.1	207.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$845.8	$(54.2)	(6.0)	$900.0
Average price per kilo	3.92	(0.42)	(9.7)	4.34
Processing and other revenues	41.6	13.4	47.5	28.2
Total sales and other operating revenues	887.4	(40.8)	(4.4)	928.2
Tobacco cost of goods sold:
Tobacco costs	698.7	(37.0)	(5.0)	735.7
Transportation, storage and other period costs	43.0	(7.4)	(14.7)	50.4
Derivative financial instrument and exchange gains	(8.3)	(12.0)	(324.3)	3.7
Total tobacco cost of goods sold	733.4	(56.4)	(7.1)	789.8
Average cost per kilo	3.40	(0.41)	(10.8)	3.81
Processing and other revenues cost of services sold	31.0	13.6	78.2	17.4
Total cost of goods and services sold	764.4	(42.8)	(5.3)	807.2
Gross profit	123.0	2.0	1.7	121.0
Selling, general and administrative expenses	83.3	13.3	19.0	70.0
Other income	4.3	4.3	100.0	—
Restructuring and asset impairment charges	0.6	(3.5)	(85.4)	4.1
Operating income	$43.4	$(3.5)	(7.5)	$46.9

Total sales and other operating revenues decreased 4.4% to $887.4 million and total costs of goods and services sold decreased 5.3% to $764.4 million. Volumes increased 4.1% primarily due to the timing of shipments and sales of prior crop in the current year in most regions but were partially offset by the short crops in Brazil and Tanzania this year. Although volumes increased, the product mix of sales this year changed with an increased percentage of byproduct sales versus lamina. The change in product mix and lower prices paid to tobacco suppliers in Africa and South America lowered average sales prices by 9.7% and average tobacco costs per kilo by 10.8%. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were partially offset by $8.0 million of lower of cost or market adjustments and higher conversion costs per kilo in Tanzania due to the smaller crop size. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. As a result, gross profit increased slightly by 1.7% to $123.0 million and gross profit as a percentage of sales increased from 13.0% to 13.9%. Increases in SG&A are associated with increased Kenya-related legal and professional fees, incentive compensation costs, additional audit related fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary partially offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe last year, the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America as well reduced restructuring and asset impairment charges from the prior year that were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. Primarily the result of increased SG&A, operating income declined 7.5% to $43.4 million this year.

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
As of December 31, 2016, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2017 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
Our working capital increased from $815.5 million at March 31, 2016 to $826.0 million at December 31, 2016. Our current ratio was 2.1 to 1 at December 31, 2016 and 2.2 to 1 at March 31, 2016. The increase in working capital is primarily related to the seasonal buildup of African inventories and advances to tobacco suppliers partially offset by the related seasonal increase of notes payable to finance the purchase and processing of the Africa crops.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $189.2 million of our outstanding cash balance at December 31, 2016 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2016	2015	2016
Cash and cash equivalents	$296.5	$195.2	$199.7
Trade and other receivables, net	270.2	329.0	401.0
Inventories and advances to tobacco suppliers	942.2	998.2	833.2
Total current assets	1,570.5	1,587.1	1,940.4
Notes payable to banks	558.1	522.5	476.0
Accounts payable	50.4	57.5	81.6
Advances from customers	17.5	20.7	9.9
Total current liabilities	744.5	776.2	674.8
Current ratio	2.1 to 1	2.0 to 1	2.2 to 1
Working capital	826.0	801.9	815.5
Long-term debt	969.3	909.4	910.2
Stockholders’ equity attributable to Alliance One International, Inc.	204.8	168.0	271.1
Net cash provided (used) by:
Operating activities	(42.3)	(345.0)	(135.3)
Investing activities	(8.6)	(10.9)	(13.5)
Financing activities	148.0	406.1	193.6

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities decreased $302.7 million in 2016 compared to 2015. The decrease in cash used was primarily due to the timing of collections of accounts receivable in accordance with terms and less cash used to finance inventory balances due to reduced carryover amounts as well as lower green prices paid to tobacco suppliers across the regions for the current crops.

Investing Cash Flows
Net cash used by investing activities decreased $2.3 million in 2016 compared to 2015. The decrease in cash used was primarily due to less purchases of property, plant and equipment in accordance with capital improvements plans for fiscal 2017.

Financing Cash Flows
Net cash provided by financing activities decreased $258.1 million in 2016 compared to 2015. This decrease is primarily due to lower net proceeds from short-term borrowings due to the timing of shipments and reductions in purchasing requirements for the current crop due to lower prices paid to tobacco suppliers across regions, the timing of cash flows from our previously existing revolver borrowings and payments for debt issuance costs in connection with the issuance of 8.5% first lien notes and new ABL facility described below. Partially offsetting the decrease in cash provided by financing activities were the proceeds received from the issuance of the first lien notes.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances and cash from operations when available. At December 31, 2016, we had cash of $296.5 million and total debt outstanding of $1,537.7 million comprised of $568.1 million of short-term and long-term notes payable to banks, $266.8 million of 8.5% senior secured first lien notes, $701.9 million of 9.875% senior secured second lien notes, and $0.9 million of other long-term debt. The $82.1 million seasonal increase in notes payable to banks from March 31, 2016 to December 31, 2016 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended December 31, 2016 and 2015, respectively, were $652.7 million at a weighted average interest rate of 6.0% and $558.0 million at a weighted average interest rate of 5.0%. Aggregated peak borrowings by facility occurring at any time during the three months ended December 31, 2016 and 2015 were repaid with cash provided by operating activities. Available credit as of December 31, 2016 was $327.4 million comprised of $60.0 million under our ABL facility, $262.0 million of notes payable to banks and $5.4 million of availability exclusively for letters of credit. In fiscal 2017, we expect to incur capital expenditures of approximately $22.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.
On October 14, 2016, we issued $275.0 million in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof, entered into an ABL credit agreement with certain bank lenders establishing a senior secured revolving asset-based lending facility of $60.0 million subject to a borrowing base composed of its eligible accounts receivable and inventory, and used a portion of the net proceeds from the offering of the First Lien Notes to repay in full all outstanding indebtedness and accrued and unpaid interest owed under our then existing senior secured revolving credit facility. Upon such repayment, we terminated our then-existing senior secured revolving credit facility. See Note 11 "Debt Arrangements" of Notes to Condensed Consolidated Financial Statements for further information.
No cash dividends were paid to shareholders during the quarter ended December 31, 2016 and payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the First Lien Notes and our senior secured second lien notes due 2021. We believe that our sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of December 31, 2016:

			December 31, 2016
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
	2016	2016	Available	Rate
Senior secured credit facility:
Revolver (1)	$200.0	$—	$—	—%
ABL facility (2)	—	—	60.0	5.2%
Senior notes:
8.5% senior first lien notes due 2021	—	266.8	—	8.5%
9.875% senior second lien notes due 2021 (4)	709.2	701.9	—	9.9%
Long-term foreign seasonal borrowings	10.0	10.0	—	5.4%	(3)
Other long-term debt	1.3	0.9	—	7.4%	(3)
Notes payable to banks (5)	476.0	558.1	262.0	5.9%	(3)
Total debt	$1,396.5	$1,537.7	322.0
Short term	$476.0	$558.1
Long term:
Long term debt current	$0.4	$10.3
Long term debt	920.1	969.3
	$920.5	$979.6
Letters of credit	$4.7	$7.8	5.4
Total credit available			$327.4
(1) As of October 14, 2016, revolving credit facility was paid in full and cancelled.

(2)  As of December 31, 2016, the full amount of the ABL facility was available. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.  At December 31, 2016, the Company’s unrestricted cash and cash equivalents significantly exceeded $180.0 million.

(3) Weighted average rate for the nine months ended December 31, 2016.

(4)  On April 1, 2016, we adopted new accounting guidance that changed the presentation of debt issuance costs in financial statements on a retrospecitve basis. Therefore, the March 31, 2016 balance previously reported of $709.2 million has been adjusted by $9.9 million to $699.3 million in accordance with the adoption of this new accounting guidance.

(5) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2016, we had approximately $558.1 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $833.3 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $13.2 million available in unused letter of credit capacity with $7.8 million issued but unfunded.
         The Company also has foreign seasonal borrowings with an original maturity greater than one year. As of December 31, 2016, approximately $10.0 million was drawn and outstanding with a maximum capacity totaling $10.0 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2016 and are being remediated as of December 31, 2016:

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2016 and are being remediated as of December 31, 2016:

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

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted above related to the material weaknesses at the Kenya subsidiary and Africa regional levels and as noted below.

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

•
The Company’s fraud risk assessment of a location has been included as a factor in determining the scope of our SOX compliance program, in order to more specifically tailor the design of internal control over financial reporting to mitigate the risk of material misstatement caused by fraud or otherwise.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q for the quarters ended December 31, 2016 and 2015 are fairly presented, in all material respects, in accordance with US GAAP.

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
The Company received a subpoena from the SEC, dated November 28, 2016, for documents relating to the restatement of its financial statements for the years ended March 31, 2013, 2014 and 2015 and the three months ended June 30, 2015, which restatements were filed with the SEC on May 25, 2016. The Company is cooperating fully with the SEC and providing the requested materials.
          In addition to the above-mentioned matters, certain of the Company’s subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters.  While the outcome of these matters cannot be predicted with certainty, the Company is vigorously defending them and does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

4.01
Indenture dated as of October 14, 2016 among Alliance One International, Inc., Alliance One Specialty Products, LLC, as initial guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee, collateral agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Alliance One International, Inc. on October 14, 2016 (SEC File No. 001-13684))

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: February 6, 2017	Todd B. Compton Vice President - Controller (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

4.01
Indenture dated as of October 14, 2016 among Alliance One International, Inc., Alliance One Specialty Products, LLC, as initial guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee, collateral agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Alliance One International, Inc. on October 14, 2016 (SEC File No. 001-13684))

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