Form 10-K
period 2017-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2017-06-14
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                 Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company' in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   []    Accelerated Filer   [X]    Non-Accelerated filer   []   (Do not check if a smaller reporting company)
Smaller Reporting Company   []    Emerging Growth Company   []
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $157.7 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of June 1, 2017, there were 8,962,891 shares of Common Stock outstanding (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 10, 2017) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

A. The Company

Alliance One International, Inc. ("we," "Alliance One" or the "Company") is a Virginia corporation with revenues of approximately $1.7 billion and operating income of approximately $84.6 million for the year ended March 31, 2017. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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
          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Several of the large multinational cigarette manufacturers have operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to access and penetrate the international brand cigarette markets. As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs. We believe that for some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices. For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of the operations of existing leaf tobacco merchants, establishing new operations or contracting directly with suppliers. In recent years, Japan Tobacco, Inc. (“JTI”) enhanced their direct leaf procurement capabilities with the acquisition of small leaf processors in Malawi and Brazil and the formation a joint venture for tobacco leaf in the United States. Philip Morris International, Inc. (“PMI”) has also strengthened their direct leaf procurement capabilities with the acquisition of supplier contracts and the related assets from Alliance One and from another tobacco merchant in Brazil. In addition, some customers have entered into joint venture arrangements to secure their future leaf requirements. Beginning in fiscal 2016, some customers began reversing certain aspects of their previous vertical integration of operations. We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 30 countries. During the three years ended March 31, 2017, 2016 and 2015, approximately 24%, 24% and 20%, respectively, of our purchases of tobacco were from the North America operating segment and approximately 76%, 76% and 80%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 60%, 61% and 63% of our total purchases for the three years ended March 31, 2017, 2016 and 2015, respectively, were from China, Brazil, Turkey and the Africa Region.

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
          We process tobacco in more than 34 owned and third-party facilities around the world including Argentina, Brazil, China, Zimbabwe, Jordan, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Germany, Indonesia, Macedonia, Bulgaria and Turkey. These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.
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
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of PMI and China Tobacco International, Inc. for the years ended March 31, 2017, 2016 and 2015.
          In 2017, Alliance One delivered approximately 39% of its tobacco sales to customers in Europe and approximately 16% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In 2017, these Belgium sales accounted for 7% of sales to customers in Europe. The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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
          The leaf tobacco industry is highly competitive and competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. In addition to the primary global independent leaf tobacco merchants, there are a number of other independent global, regional or national competitors. Local independent leaf merchants with low fixed costs and overhead also supply cigarette manufacturers. Recent vertical integration initiatives and other changes in customer buying patterns have resulted in a more dynamic and competitive operating environment. There is also competition in all countries to buy the available leaf tobacco and, in many areas, total leaf tobacco processing capacity exceeds demand.

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

Alliance One Employees
Alliance One's consolidated entities employed approximately 3,277 persons, excluding seasonal employees, in our worldwide operations at March 31, 2017. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,673 employees at March 31, 2017, excluding approximately 6,031 seasonal employees. Most seasonal employees are covered by collective bargaining agreements. In the North America operating segment, Alliance One's consolidated entities employed approximately 604 employees at March 31, 2017, excluding approximately 165 seasonal employees. Most seasonal employees as well as approximately 208 full-time factory personnel in the United States are covered by collective bargaining agreements. We consider Alliance One's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company's executive officers as of April 1, 2017, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
J. Pieter Sikkel	53	President and Chief Executive Officer

Graham J. Kayes	52	Executive Vice President - Business Relationship Management and Leaf

Jose Maria Costa Garcia	51	Executive Vice President - Global Operations and Supply Chain

Joel L. Thomas	50	Executive Vice-President - Chief Financial Officer

William L. O’Quinn, Jr.	48	Senior Vice President - Chief Legal Officer and Secretary

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
          For the year ended March 31, 2017, each of Philip Morris International, Inc. and China Tobacco International Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. During fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. In recent years, Japan Tobacco, Inc. vertically integrated operations in Malawi, Brazil and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Although recently, some customers began reversing certain aspects of their previous vertical integration of operations, further vertical integration by our customers could have a material adverse effect on our financial statements.

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

We are subject to the Foreign Corrupt Practices Act (the “FCPA”) and we operate in jurisdictions that pose a high risk of potential FCPA violations.
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

Our exposure to foreign tax regimes, and changes in U.S. or foreign tax regimes, could adversely impact our business.
We do business in countries that have tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change. This is especially true with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of these tax regimes. Certain of our subsidiaries are and may in the future be involved in tax matters in foreign countries. While the outcome of any of these existing matters cannot be predicted with certainty, we are vigorously defending them and do not currently expect that any of them will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.
          We seek to optimize our tax footprint across all operations in U.S. and non-U.S. jurisdictions alike. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. Political leaders in the U.S. have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income or may require previously earned but untaxed foreign earnings and profits to be taxed immediately but at a rate lower than the current 35% U.S. Federal tax rate.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
We conduct our business in many countries around the world. Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole. However, we generally must purchase tobacco in non-U.S. countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. When the U.S. dollar weakens against foreign currencies, our costs for purchasing and processing tobacco in such currencies increases. We attempt to minimize such currency risks by matching

Risks relating to Our Operations (continued)

the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.
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
          In addition to the two primary global independent publicly held leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level, particularly Brazil and parts of Africa, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

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
In the course of downsizing and terminating certain operations of our subsidiary, Alliance One Tobacco (Kenya) Limited (“AOTK”), and preparing our financial statements for the quarter ended September 30, 2015, we identified errors in accounts receivable, inventory, sales and cost of goods sold in AOTK. Specifically, the value of inventory was overstated due to improper accounting for shrinkage, deferred crop costs, lower of cost or market valuations and inventory counts. Further, sales and other operating revenues, and trade and other receivables, net were incorrectly stated due to improper revenue recognition for external sales.  As a result of these errors, we restated our consolidated financial statements for the years ended March 31, 2015, 2014 and 2013, and the selected quarterly financial data for each of the quarters in the fiscal years then ended, our condensed consolidated financial statements for the period ended June 30, 2015 and selected consolidated statement of operations data for the fiscal year ended March 31, 2012 and selected consolidated balance sheet data at March 31, 2012 and 2011.

 Risks relating to Our Operations (continued)

We have identified material weaknesses related to our internal controls and there can be no assurance that material weaknesses will not be identified in the future. (continued)
Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the following material weaknesses in internal control over financial reporting existed at AOTK:

•
Processes and control activities designed to support the amounts of inventory recorded in the general ledger were not effective, were incorrectly applied or were overridden. It appears that local AOTK management, through collusion, overrode controls to record fictional inventory balances.

•
Processes and control activities designed to support the amounts of deferred crop costs recorded in the general ledger were not effective, were incorrectly applied or were overridden. It appears that local AOTK management, through collusion, overrode controls to inappropriately cost redried inventory and understate cost of goods sold.

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

          In addition, our Chief Executive Officer and Chief Financial Officer have also concluded that, as of March 31, 2016, the following material weaknesses existed at the regional and corporate levels:

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

•	The Company’s controls applicable to the accounting for the reconsolidation of its Zimbabwe subsidiary did not operate effectively.

We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2017 as reported elsewhere in this Annual Report. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

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
          As of March 31, 2017, we had approximately $486.0 million drawn and outstanding on short-term and long-term foreign seasonal lines with maximum capacity totaling $818.7 million subject to limitations under our asset-based revolving credit facility (the "ABL Facility"). Additionally against these lines there was $13.0 million available in unused letter of credit capacity with $5.2 million issued but unfunded.

Risks relating to Our Capital Structure (continued)

We may not have access to available capital to finance our local operations in non-U.S. jurisdictions. (continued)
Because the lenders under these operating lines typically have the right to cancel the loan at any time and each line must be renewed with each crop season, there can be no assurance that this capital will be available to our subsidiaries. If a number of these lenders cease lending to our subsidiaries or dramatically decrease such lending, it could have a material adverse effect on our liquidity.

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

We may not be able to satisfy the covenants included in our financing arrangements, which could result in the default of our outstanding debt obligations.
The agreement governing the ABL Facility includes certain restrictive covenants and a springing covenant requiring that our fixed charge coverage ratio be no less than 1.00 to 1.00 during any period commencing at any time that the excess borrowing availability under the ABL Facility is less than a specified amount and ending on the first date after excess borrowing availability has been equal to or greater than such specified amount for a period of 30 consecutive days. The agreements governing our other indebtedness and the indentures governing our 8.500% senior secured first lien notes due 2021 (the “senior secured first lien notes”) and our 9.875% senior secured second lien notes due 2021 (the “senior secured second line notes”) also include restrictive covenants. In the recent past, we have sought and obtained waivers and amendments under our existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents. You should consider this in evaluating our ability to comply with financial and restrictive covenants in our debt instruments and the financial costs of our ability to do so. Any future defaults for which we do not obtain waivers or amendments could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness.

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the senior notes and subjecting us to additional risks.
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2017, we had approximately $1,428.9 million of indebtedness. If we incur additional indebtedness to our current indebtedness levels, including borrowings under the ABL Facility or other short or long-term credit facilities, the related risks that we now face could increase.
          Our substantial debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the senior notes and our other obligations;

•
limiting our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions and other general corporate requirements;

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

•	our ability to adjust to changing market conditions and to compete with other global leaf tobacco merchants may be hampered by the amount of debt we owe;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	restricting us from making strategic acquisitions or exploiting business opportunities.

          In addition, the agreement governing the ABL Facility and the indentures governing the senior secured first lien notes and the senior secured second lien notes each contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with certain covenants within the ABL Facility could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including borrowings under the ABL Facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Risks Relating to Our Capital Structure (continued)

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future under the terms of the indentures governing the senior secured first lien notes and the senior secured second lien notes and the agreement governing the ABL Facility. The ABL Facility provides for a revolving credit line of up to $60.0 million subject to a borrowing base of eligible inventory and accounts receivable, and under certain conditions, we may solicit the lenders under the ABL Facility or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15.0 million (less the aggregate principal amount of any additional notes issued under the indenture governing the senior secured first lien notes). As of March 31, 2017, we had no outstanding borrowings under the ABL Facility and $60.0 million, subject to limitations under the ABL Facility, was available for borrowing under the ABL Facility and an additional $327.6 million was available for borrowing under other short and long-term credit facilities, including $7.8 million with respect to issued but unfunded letters of credit. If new debt is added to our current debt levels, the risks discussed above could intensify.

Our debt agreements will contain restrictions that limit our flexibility in operating our business.
The agreement governing the ABL Facility and the indentures governing the senior secured first lien notes and the senior secured second lien notes contain a number of significant covenants. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	make investments;

•	pay dividends and make other restricted payments;

•	sell certain assets;

•	create liens;

•	enter into sale and leaseback transactions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

          In addition, the ABL Facility requires us to periodically satisfy a fixed charge coverage ratio during any period commencing at any time that excess borrowing availability is less than a specified amount and ending on the first date after excess borrowing availability has been equal to or greater than such specified amount for a period of 30 consecutive days. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. The failure to comply with these covenants and tests would cause a default under the ABL Facility and under the indentures governing the senior secured first lien notes and the senior secured second lien notes and would prevent us from taking certain actions, such as incurring additional debt, paying dividends or redeeming the senior secured first lien notes, the senior secured second lien notes or any subordinated debt. A default, if not waived, could result in the debt under the ABL Facility and the indentures governing the senior secured first lien notes and the senior secured second lien notes becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including the senior secured first lien notes and the senior secured second lien notes, or to fund our other liquidity needs.

We may not be able to refinance or renew our indebtedness, including the senior secured first lien notes, the senior secured second lien notes and the ABL Facility, or be able to borrow under the ABL Facility or other future credit facilities, which may have a material adverse effect on our financial condition.
We anticipate that loans under the ABL Facility will mature on January 14, 2021. We may not be able to renew or refinance the ABL Facility or other indebtedness, including the senior secured first lien notes and the senior secured second lien notes, on substantially similar terms, or at all. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance the ABL Facility, the senior secured first lien notes, the senior secured second lien notes or our other indebtedness on terms which are not materially less favorable than the terms currently available to us or obtain alternative or additional financing

Risks Relating to Our Capital Structure (continued)

We may not be able to refinance or renew our indebtedness, including the senior secured first lien notes, the senior secured second lien notes and the ABL Facility, or be able to borrow under the ABL Facility or other future credit facilities, which may have a material adverse effect on our financial condition. (continued)
arrangements, we may not be able to repay the ABL Facility, the senior secured first lien notes, the senior secured second lien notes or certain of our other indebtedness, which may result in a default under other indebtedness.
          We may need to refinance all or a portion of our indebtedness, including the ABL Facility, the senior secured first lien notes and the senior secured second lien notes, on or before maturity. Additionally, to the extent permitted under the agreement governing the ABL Facility and indentures governing the senior secured first lien notes and the senior secured second lien notes, we may repurchase, repay or tender for our bank debt, senior secured first lien notes and the senior secured second lien notes or other debt, which may place pressure on future cash requirements to the extent that the debt repurchased, repaid or tendered cannot be redrawn.

Risks Related to Global Financial and Credit Markets

Volatility and disruption of global financial and credit markets may negatively impact our ability to access financing and expose us to unexpected risks.
Global financial and credit markets expose us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2017, we had approximately $486.0 million drawn and outstanding on short-term and long-term foreign seasonal lines with maximum capacity totaling $818.7 million subject to limitations under the ABL Facility. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under the ABL Facility, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks that are lenders in the ABL Facility could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

Derivative transactions may expose us to potential losses and counterparty risk.
We may, from time to time, enter into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions may be financial institutions or affiliates of financial institutions, and we would be subject to risks that these counterparties default under these transactions. In some of these transactions, our exposure to counterparty credit risk may not be secured by any collateral. Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy. If one or more of the counterparties to one or more of our derivative transactions not secured by any collateral becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. We can provide no assurances as to the financial stability or viability of any of our counterparties.

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
In May 2016, the FDA finalized regulations, which became effective in August 2016, that extend its regulatory authority under the act to tobacco products not previously covered by its regulations, including vaporizers, vape pens, hookah pens, electronic cigarettes (or, e-cigarettes), e-pipes, and other types of electronic nicotine delivery systems, including e-liquids used in these devices, as well as pipe tobacco and cigars (including little cigars and cigarillos), and future novel tobacco products. These regulations require manufacturers of these additional tobacco products to, among other things submit an application and obtain FDA authorization to market a new tobacco product; register establishment(s) and submit product listing to FDA; submit listing of ingredients; submit information on harmful and potentially harmful constituents; submit tobacco health documents; not introduce into interstate commerce modified-risk tobacco products (e.g., products with label, labeling, or advertising representing that they reduce risk or are less harmful compared to other tobacco products on the market) without an FDA order; and include the required warning statement on packaging and advertisements. These regulations will extend to certain of our operations that had not previously been subject to the act, including the processing of pipe tobacco and tobacco for little cigars and cigarillos at our U.S. cut rag processing facility, and to Purilum, LLC, a 50% owned joint venture that develops, produces and sells consumable e-liquids to manufacturers and distributors of e-vapor products. In addition, the May 2016 regulations make these additional tobacco products subject to certain existing restrictions on the sale of cigarettes, including restrictions prohibiting sale to individuals under

Risks Relating to the Tobacco Industry (continued)

Legislation and regulatory and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services. (continued)
18 years of age. In addition, in finalizing the May 2016 regulations, the FDA announced that it intends in the future to issue a proposed product standard that would, if finalized, eliminate characterizing flavors in all cigars, including cigarillos and little cigars.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2017.

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

	High	Low	Dividends Declared
Year Ended March 31, 2017
Fourth Quarter	$19.50	$12.30	$—
Third Quarter	19.81	13.75	—
Second Quarter	22.69	15.35	—
First Quarter	27.23	14.40	—
Year Ended March 31, 2016
Fourth Quarter	$17.94	$8.33	$—
Third Quarter	21.03	10.35	—
Second Quarter	26.47	18.79	—
First Quarter	25.40	10.80	—
          As of March 31, 2017, there were 4,187 shareholders, including 3,549 non-objecting beneficial holders of our common stock.
          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors. The agreement governing the ABL Facility and the indentures governing our senior secured first lien notes and our senior secured second lien notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

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
*$100 invested on 3/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright ©2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Cumulative Total Return

	3/12	3/13	3/14	3/15	3/16	3/17
Alliance One International, Inc.	$100.00	$103.18	$77.45	$29.18	46.58	34.08
S&P 500	$100.00	$113.96	$138.87	$156.55	159.34	186.71
S&P Smallcap 600	$100.00	$116.14	$148.44	$161.39	156.22	194.63
Custom Peer Group	$100.00	$125.16	$129.53	$114.21	143.20	183.20

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

		Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2017	2016	2015	2014	2013
Summary of Operations
Sales and other operating revenues	$1,714,750	$1,904,592	$2,066,865	$2,354,996	$2,240,996
Other income (expense) (1)	4,896	105,427	(66)	18,760	20,721
Restructuring and asset impairment charges (recoveries)	1,375	5,888	9,118	5,111	(55)
Operating income	84,568	201,787	97,295	105,513	162,201
Debt retirement expense (income) (2)	(300)	—	(771)	57,449	1,195
Net income (loss)	(63,271)	65,445	(28,034)	(102,876)	24,612
Net income (loss) attributable to Alliance One International, Inc.	(62,928)	65,532	(27,862)	(102,533)	23,913
Earnings Per Share Attributable to Alliance One International, Inc.:
Basic earnings (loss) per share	$(7.05)	$7.38	$(3.16)	$(11.69)	$2.74

Diluted earnings (loss) per share (3)	$(7.05)	$7.38	$(3.16)	$(11.69)	$2.53

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$797,326	$815,532	$641,275	$803,038	$841,700
Total assets (6)	1,971,872	1,968,198	1,622,460	1,744,460	1,899,232
Long-term debt (6)	942,959	910,214	727,197	886,475	822,831
Stockholders’ equity attributable to Alliance One International, Inc.	203,518	271,126	190,790	243,830	324,504

Other Data
Ratio of earnings to fixed charges	—	1.75	—	—	1.44
Coverage deficiency	35,335	n/a	8,939	60,852	n/a
Common shares outstanding at year end (4)	8,963	8,900	8,858	8,816	8,764
Number of stockholders at year end (5)	4,187	4,465	4,995	5,346	5,582

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
(3) For the years ended March 31, 2017, 2015 and 2014, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the years ended March 31, 2015 and 2014, assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
(4) Excluding 785 shares owned by a wholly owned subsidiary.
(5) Includes the number of stockholders of record and non-objecting beneficial owners.
(6) On April 1, 2016, new accounting guidance that changed the presentation of debt issuance costs in financial statements was adopted on a retrospective basis. Therefore the March 31, 2016, 2015, 2014 and 2013 balances have been adjusted in accordance with the adoption of this guidance.

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

Financial Results
With our heavy weighting in Brazil, the United States and Tanzania - three crops that were hardest hit by El Nino weather-related crop size reductions, yield and consequent increases in conversion cost we were hard hit in Fiscal 2017 by unusual and uncontrollable events, which overshadowed significant improvements in many origins and targeted improvements to the balance sheet. Smaller crops in the U.S., Brazil and Tanzania related to weather conditions, lower prices paid to tobacco suppliers across most regions and an increased percentage of byproduct sales versus lamina resulted in reduced revenues and cost of sales. As a result, gross profit decreased 3.9% to $217.0 million while gross profit as a percentage of sales improved from 11.9% to 12.7% due to the positive impact of currency movements and reduced lower of cost or market adjustments this year. SG&A increased from increased legal and professional fees, incentive compensation costs and the inclusion of costs from our reconsolidated Zimbabwe subsidiary this year. Primarily due to the non-recurrence of a one-time gain of $106.2 million related to the reconsolidation of our Zimbabwe subsidiary in the prior year, operating income declined $117.3 million. Accounts receivable and inventory reductions from prior year-end levels generated $253.6 million of cash this year and we ended the fiscal year with an uncommitted inventory level well within our stated target range of $50-$150 million. The significantly lower levels of inventory positions us well for improved quality and size of most 2017 crops.

Liquidity
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. During March and April 2017, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $57.1 million of our Senior Secured Second Lien Notes, leaving $662.9 million after purchases in April. We remain confident in our targets to purchase $25.0-$50.0 million per year of our more expensive debt with surplus cash. After giving effect to the initial $28.4 million purchased in March, our year-end cash position was $473.1 million with $475.9 million in notes payable to banks. Our liquidity position is strong and in line with internal expectations at $852.9 million as of March 31, 2017, comprised of cash and $379.8 million of available credit lines. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook
As we look to fiscal year 2018, global market conditions are positive with good early weather patterns that support better global growing conditions. These conditions have resulted in increased global Flue Cured crop sizes particularly in Brazil and Argentina, while total Burley production will see some decline particularly from wetter conditions in Africa. Based on current conditions, our internal forecast anticipates significantly increased full-service and processing volumes across most regions and improved sales boosted by increased demand, crop size and pricing in fiscal 2018. Our Company is well positioned to address complex industry dynamics and the impact of our strategic initiatives should become more apparent as crop sizes return to normalized levels in key markets. Our strong employee base continues to innovate and develop cost-driven solutions to meet evolving customer requirements. Our customers remain focused on optimizing their supply chains with reduced complexity. They are planning for improvement in global sustainability and driving positive change in nicotine consumption habits with reduced risk products. We are well positioned to assist them with all of these requirements, investing where appropriate returns should be achievable. Growth opportunities exist and we continue to take the necessary steps to further strengthen our preferred supplier position. Continued focus on strategic plan execution to meet our customer’s growth initiatives is anticipated to improve shareholder value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Condensed Consolidated Statements of Operations and Supplemental Information
	Twelve Months Ended March 31,
			Change					Change
(in millions, except per kilo amounts)	2017		$		%	2016		$		%	2015
Kilos sold	381.4		(1.0)		(0.3)	382.4		4.0		1.1	378.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,631.3		$(196.6)		(10.8)	$1,827.9		$(120.6)		(6.2)	$1,948.5
Average price per kilo	4.28		(0.50)		(10.5)	4.78		(0.37)		(7.2)	5.15
Processing and other revenues	83.4		6.7		8.7	76.7		(41.7)		(35.2)	118.4
Total sales and other operating revenues	1,714.7		(189.9)		(10.0)	1,904.6		(162.3)		(7.9)	2,066.9
Tobacco cost of goods sold:
Tobacco costs	1,371.6		(181.6)		(11.7)	1,553.2		(120.4)		(7.2)	1,673.6
Transportation, storage and other period costs	70.7		(0.7)		(1.0)	71.4		(6.8)		(8.7)	78.2
Derivative financial instrument and exchange (gains) losses	(7.5)		(10.4)		(358.6)	2.9		3.4		680.0	(0.5)
Total tobacco cost of goods sold	1,434.8		(192.7)		(11.8)	1,627.5		(123.8)		(7.1)	1,751.3
Average cost per kilo	3.76		(0.50)		(11.7)	4.26		(0.37)		(8.0)	4.63
Processing and other revenues cost of services sold	62.9		11.6		22.6	51.3		(20.8)		(28.8)	72.1
Total cost of goods and services sold	1,497.7		(181.1)		(10.8)	1,678.8		(144.6)		(7.9)	1,823.4
Gross profit	217.0		(8.8)		(3.9)	225.8		(17.7)		(7.3)	243.5
Selling, general, and administrative expenses	136.0		12.5		10.1	123.5		(13.5)		(9.9)	137.0
Other income (expense)	4.9		(100.5)		(95.4)	105.4		105.5		105,500.0	(0.1)
Restructuring and asset impairment charges	1.4		(4.5)		(76.3)	5.9		(3.2)		(35.2)	9.1
Operating income	84.5		(117.3)		(58.1)	201.8		104.5		107.4	97.3
Debt retirement expense (income)	(0.3)		(0.3)		(100.0)	—		0.8		100.0	(0.8)
Interest expense	132.7		15.5		13.2	117.2		3.9		3.4	113.3
Interest income	8.2		1.1		15.5	7.1		0.8		12.7	6.3
Income tax expense	23.5		(8.7)		(27.0)	32.2		10.3		47.0	21.9
Equity in net income (loss) of investee companies	(0.1)		(6.1)		(101.7)	6.0		3.2		114.3	2.8
Loss attributable to noncontrolling interests	(0.3)		(0.2)		(200.0)	(0.1)		0.1		50.0	(0.2)
Income (loss) attributable to Alliance One International, Inc.	$(62.9)	*	$(128.4)	*	(196.0)	$65.5	*	93.4	*	334.8	$(27.9)	*
*Amounts do not equal column totals due to rounding.

Comparison of the Year Ended March 31, 2017 to the Year Ended March 31, 2016
Summary
Total sales and other operating revenues decreased by 10.0% to $1,714.7 million and total costs of goods and services sold decreased 10.8% to $1,497.7 million primarily due to lower average sales prices and tobacco costs per kilo attributable to smaller crops in the U.S., Brazil and Tanzania related to weather conditions, lower prices paid to tobacco suppliers across most regions and changes in product mix with an increased percentage of byproduct sales versus lamina. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were partially offset by $4.8 million of lower of cost or market adjustments. Volumes were down slightly as volume increases from expanded cut rag services in the Africa Region, sales of prior crop in most regions and the timing of shipments in Africa were offset by the weather-related smaller crop sizes and the timing of shipments in other regions. Processing and other revenues and processing costs increases were primarily related to the reconsolidation of our Zimbabwe subsidiary. As a result of lower average sales price and costs per kilo, gross profit decreased 3.9% to $217.0 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2017 to the Year Ended March 31, 2016

Summary - (continued)
while gross profit as a percentage of sales improved from 11.9% to 12.7%. SG&A increased 10.1% primarily from increased legal and professional fees, incentive compensation costs and the inclusion of costs from our reconsolidated Zimbabwe subsidiary this year partially offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe last year, the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America. During the prior year, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income. Restructuring and asset impairment charges in the current year are mainly related to our former U.S. cut rag facility. Restructuring and asset impairment charges in the prior year were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. During third quarter of fiscal 2017, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. During the fourth quarter of fiscal 2017, we purchased $28.4 million of our senior secured second lien notes on the open market. As a result, one-time related discounts of $3.4 million offset by $0.7 million for the accelerated amortization of debt issuance costs and original issue discount were recorded. Our interest costs increased from the prior year primarily due to higher average borrowings and higher average rates on our seasonal lines of credit as well as increased amortization of debt issuance costs and the inclusion of interest costs from our reconsolidated Zimbabwe subsidiary this year. Our effective tax rate was (59.2)% this year compared to 35.1% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefit.

North America Region

North America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2017	$	%	2016
Kilos sold	67.1	(4.5)	(6.3)	71.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$357.4	$(63.3)	(15.0)	$420.7
Average price per kilo	5.33	(0.55)	(9.4)	5.88
Processing and other revenues	38.8	(8.6)	(18.1)	47.4
Total sales and other operating revenues	396.2	(71.9)	(15.4)	468.1
Tobacco cost of goods sold
Tobacco costs	315.6	(54.1)	(14.6)	369.7
Transportation, storage and other period costs	10.1	(2.9)	(22.3)	13.0
Derivative financial instrument and exchange (gains) losses	(0.2)	(1.0)	(125.0)	0.8
Total tobacco cost of goods sold	325.5	(58.0)	(15.1)	383.5
Average cost per kilo	4.85	(0.51)	(9.5)	5.36
Processing and other revenues costs of services sold	29.8	(3.8)	(11.3)	33.6
Total cost of goods and services sold	355.3	(61.8)	(14.8)	417.1
Gross profit	40.9	(10.1)	(19.8)	51.0
Selling, general and administrative expenses	25.0	(0.9)	(3.5)	25.9
Other income (expense)	(0.1)	(0.2)	(200.0)	0.1
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$15.3	$(9.9)	(39.3)	$25.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2017 to the Year Ended March 31, 2016 (continued)

North America Region (continued)

Total sales and other operating revenues decreased 15.4% to $396.2 million and total costs of goods and services sold decreased 14.8% to $355.3 million due to a 9.4% decrease in average sales prices per kilo and a 9.5% decrease in average tobacco costs per kilo primarily attributable to the impact of adverse weather conditions during the U.S. growing season that resulted in a smaller crop this year. Also decreasing average sales prices and costs per kilo was product mix with an increased percentage of byproduct sales versus lamina. Volume decreases resulted from the negative impact of smaller U.S. crops and the timing of shipments. The smaller U.S. crops also negatively impacted customer requirements for processing and other services which decreased processing and other revenues and costs of services when compared with the prior year. As a result, gross profit decreased 19.8% to $40.9 million this year and gross profit as a percentage of sales declined slightly from 10.9% to 10.3%. Decreases in SG&A were related to allocations for general corporate services. Restructuring and asset impairment charges during the current year were from our former U.S. cut rag facility. Primarily due to the decrease in gross profit, operating income declined $9.9 million from the prior year.

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2017	$	%	2016
Kilos sold	314.3	3.5	1.1	310.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,274.0	$(133.2)	(9.5)	$1,407.2
Average price per kilo	4.05	(0.48)	(10.6)	4.53
Processing and other revenues	44.6	15.3	52.2	29.3
Total sales and other operating revenues	1,318.6	(117.9)	(8.2)	1,436.5
Tobacco cost of goods sold
Tobacco costs	1,056.0	(127.5)	(10.8)	1,183.5
Transportation, storage and other period costs	60.6	2.2	3.8	58.4
Derivative financial instrument and exchange losses	(7.3)	(9.4)	(447.6)	2.1
Total tobacco cost of goods sold	1,109.3	(134.7)	(10.8)	1,244.0
Average cost per kilo	3.53	(0.47)	(11.8)	4.00
Processing and other revenues costs of services sold	33.1	15.4	87.0	17.7
Total cost of goods and services sold	1,142.4	(119.3)	(9.5)	1,261.7
Gross profit	176.2	1.4	0.8	174.8
Selling, general and administrative expenses	111.0	13.4	13.7	97.6
Other income (expense)	5.0	(100.3)	(95.3)	105.3
Restructuring and asset impairment charges	0.9	(5.0)	(84.7)	5.9
Operating income	$69.3	$(107.3)	(60.8)	$176.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Other Regions (continued)

Total sales and other operating revenues decreased 8.2% to $1,318.6 million and total costs of goods and services sold decreased 9.5% to $1,142.4 million. Volumes increased 1.1% primarily due to expansion of our cut rag services in the Africa Region, the timing of shipments and sales of prior crop in the current year in most regions that were partially offset by the short crops in Brazil and Tanzania this year. Although volumes increased, the product mix of sales this year changed with an increased percentage of byproduct sales versus lamina. The change in product mix and lower prices paid to tobacco suppliers in Africa and South America lowered average sales prices by 10.6% and average tobacco costs per kilo by 11.8%. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were partially offset by $4.2 million of lower of cost or market adjustments, and higher conversion costs per kilo in Tanzania due to the smaller crop size. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. As a result, gross profit increased slightly by 0.8% to $176.2 million and gross profit as a percentage of sales increased from 12.2% to 13.4%. Increases in SG&A are associated with increased Kenya-related legal and professional fees, incentive compensation costs, additional audit related fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary partially offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe last year, the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America as well as reduced restructuring and asset impairment charges from the prior year related to impairment of advances to tobacco suppliers and real property in Africa. During the prior year, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income in fiscal 2016. Primarily the result of the gain on reconsolidation of MTC in the prior year and increased SG&A, operating income declined 60.8% to $69.3 million this year.

Comparison of the Year Ended March 31, 2016 to the Year Ended March 31, 2015

Summary
Total sales and other operating revenues decreased by 7.9% to $1,904.6 million. Tobacco revenues decreased 6.2% and average sales prices decreased 7.2% due to changes in product mix, the negative impact on pricing resulting from an oversupply of tobacco in the market and lower prices paid to tobacco suppliers in most regions due to a stronger U.S. dollar. Certain customers in North America changed their requirements during fiscal 2016 from processing-services-only to purchases of full-service tobaccos. This shift in requirements resulted in increased volumes, tobacco revenues and tobacco costs which were partially offset by decreased processing revenues and processing costs related to the change in sales terms and weather-related reduced crop sizes when compared with the previous year. However, volumes remained consistent with the prior year from reduced requirements in some markets and the timing of shipments in North America and Europe. Changes in product mix and lower prices paid to tobacco suppliers across all regions partially offset by currency movement reduced tobacco costs overall as well as lowered average tobacco costs on a per kilo basis. As a result, gross margin decreased 7.3% to $225.8 million however gross margin as a percentage of sales remained consistent with the prior year. SG&A decreased primarily from the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement that were partially offset by increased Kenya-related legal and professional fees. During the fourth quarter of fiscal 2016, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income. Restructuring and asset impairment charges in fiscal 2016 were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa and to changes in certain defined benefit plans as a result of our restructuring initiative that began in the prior fiscal year. Charges in the prior year are primarily employee severance charges in connection with our restructuring plan that began in the fourth quarter of the prior year. Due to the changes in our results for fiscal 2016, operating income increased 107.4% to $201.8 million.
Our interest costs increased from the prior year primarily due to higher amortization of debt costs and higher average borrowings. Our effective tax rate was 35.1% in fiscal 2016 compared to (245.2)% in the prior year. The variance in the effective tax rate between fiscal 2016 and the prior year is the result of many factors that include but are not limited to differences in income for the respective years; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the years that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

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

Total sales and other operating revenues increased 6.1% to $468.1 million while total cost of goods and services sold increased 12.6% to $417.1 million. In fiscal 2016, certain customer requirements changed from providing processing-services-only in the prior year to providing full-service tobacco sales in fiscal 2016. As a result, volumes, tobacco revenues and tobacco costs increased but were partially offset by the related decrease in processing revenues and cost of services. The 33.6% increase in volumes was partially offset by the timing of shipments. Tobacco revenues and tobacco costs of goods sold increases due to the change in customer requirements were partially offset by the timing of shipments and product mix which also decreased average sales prices and average cost of tobacco on a per kilo basis. In addition, the decrease in tobacco costs of goods sold was partially offset by increased period costs as a result of maintaining two U.S. cut rag facilities in fiscal 2016 and the negative impact of exchange rate movement. Processing revenues and costs of services also decreased due to weather-related reduced crop sizes which particularly negatively impacted costs of services as a result of lower throughput. As a result, gross margin decreased 27.8% to $51.0 million and gross margin as a percentage of sales decreased from 16.0% to 10.9% when compared to the prior year. Reductions in SG&A were attributable to allocations for general corporate services. Asset impairment charges in the prior year are for machinery and equipment related to our previous U.S. cut rag facility due to the construction of a new facility. Operating income declined 37.6% from the prior year as a result of the impact of the change in results for the region.

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

Total sales and other operating revenues decreased 11.6% to $1,436.5 million primarily due to a 4.3% decrease in volumes sold primarily due to lower customer requirements in Asia and Europe and the timing of shipments in Europe. Average sales prices decreased 7.2% and average tobacco costs per kilo decreased 8.9% primarily due to product mix, lower prices paid to tobacco suppliers across all regions and the impact on costs due to a stronger U.S. dollar. Processing and other revenues and processing costs decreased primarily due to timing of processing for our former Brazilian subsidiary. As a result of product mix, gross margin increased slightly to $174.8 million and gross margin as a percentage of sales increased from 10.6% to 12.2%. Decreases in SG&A are associated with the non-recurrence of reserves for customer receivables in the prior year, decreased compensation costs due to headcount reduction, lower travel costs and the favorable impact of currency movement that were partially offset by increased Kenya-related legal and professional fees. During the fourth quarter of fiscal 2016, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income. Restructuring and asset impairment charges in fiscal 2016 were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa and to changes in certain defined benefit plans as a result of our restructuring initiative that began in the prior fiscal year compared to charges in the prior year primarily due to employee severance costs in connection the same restructuring plan. Operating income improved 210.3% from the prior year as a result of the impact of these changes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Overview
Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries. Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be greater or less as a result. Our long-term borrowings consist of senior secured first lien notes, senior secured second lien notes and an ABL facility. We also have a combination of short-term and long-term seasonal lines of credit available with a number of banks throughout the world that finances seasonal working capital and corresponds to regional peak requirements.
          At March 31, 2017, we had $473.1 million in cash on our balance sheet, $60.0 million available under the ABL facility,$485.9 million outstanding under short-term and long-term foreign lines with an additional $319.8 million available under those lines and $0.9 million outstanding of other debt for a total of $852.9 million of debt availability and cash on hand around the world, excluding $5.2 million in issued but unfunded letters of credit with $7.8 million available. Another source of liquidity as of March 31, 2017 was $175.8 million funded under our accounts receivable sale programs. Additionally, customer advances were $30.9 million at March 31, 2017 compared to $9.9 million at March 31, 2016. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. Effective March 31, 2017, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indentures governing our senior secured first lien notes and our senior secured second lien notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
Alliance One affirms our belief that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2018. Our access to capital meets our current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill our future funding requirements. General deterioration of our business and the cash flow that it generates or failure to renew foreign lines could impact our ability to meet our future liquidity requirements.
          Seasonal liquidity beyond cash flow from operations is provided by our ABL facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2017 and 2016, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2017	2016
Average short-term borrowings	$528.2	$444.8
Aggregated peak short-term borrowings outstanding	$688.7	$665.0
Weighted-average interest rate on short-term borrowings	5.89%	5.18%

          Aggregated peak borrowings for 2017 were during the second quarter of 2017 compared to during the fourth quarter for 2016. The peak borrowings occurred in the second quarter of 2017 due to the timing of purchases of tobacco and repayments in the South America and Africa regions as compared to 2016. Peak borrowings for 2017 and 2016 were repaid with cash provided by operating activities.
          As of March 31, 2017, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Working Capital
Our working capital decreased to $797.3 million at March 31, 2017 from $815.5 million at March 31, 2016. Our current ratio was 2.1 to 1 at March 31, 2017 compared to 2.2 to 1 at March 31, 2016. The decrease in working capital is primarily attributable to increased customer advances and interest accruals due to our first lien notes issued during fiscal 2017 and the timing of the related interest payments. The decrease in working capital is partially offset by increased cash balances due to the timing of collections of receivables, efforts to reduce uncommitted inventory balances and other inventory reductions due to the timing of shipments.
          The following table is a summary of items from the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Approximately $322.3 million of our outstanding cash balance at March 31, 2017 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, due to the valuation allowance on U.S. tax loss carryovers and foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
		Change				Change
(in millions except for current ratio)	2017	$	%	2016		$	%	2015
Cash and cash equivalents	$473.1	$273.4	136.9	$199.7		$55.9	38.9	$143.8
Net trade and other receivables	254.2	(146.8)	(36.6)	401.0		161.5	67.4	239.5
Inventories and advances to tobacco suppliers	733.0	(100.2)	(12.0)	833.2		55.9	7.2	777.3
Total current assets	1,510.1	19.7	1.3	1,490.4		264.7	21.6	1,225.7
Notes payable to banks	475.9	(0.1)	—	476.0	(1)	145.7	44.1	330.3
Accounts payable	89.4	7.8	9.6	81.6		8.3	11.3	73.3
Advances from customers	30.9	21.0	212.1	9.9		(9.0)	(47.6)	18.9
Total current liabilities	712.8	38.0	5.6	674.8		90.4	15.5	584.4
Current ratio	2.1 to 1			2.2 to 1				2.1 to 1
Working capital	797.3	(18.2)	(2.2)	815.5		174.2	27.2	641.3
Total long term debt	943.0	32.8	3.6	910.2		183.0	25.2	727.2
Stockholders’ equity attributable to Alliance One International, Inc.	203.5	(67.6)	(24.9)	271.1		80.3	42.1	190.8

Net cash provided (used) by:
Operating activities	$247.2	$382.5	282.7	$(135.3)		$(80.1)	$(145.1)	$(55.2)
Investing activities	(11.5)	2.0	14.8	(13.5)		(1.8)	(15.4)	(11.7)
Financing activities	38.2	(155.4)	(80.3)	193.6		217.0	927.4	(23.4)

(1) Includes $130.6 million of debt owed by MTC under a short-term credit facility in which one of our other subsidiaries had a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84.3 million of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC. At March 31, 2017, our subsidiary's participation interest no longer remained.

Operating Cash Flows
Net cash provided by operating activities increased $382.5 million compared to net cash used by operating activities in 2016 which increased $80.1 million compared to 2015. The increase in cash provided in 2017 compared to 2016 is primarily due to increased collections of accounts receivable in accordance with terms and the timing of shipments in the fourth quarter. Cash provided also increased due to lower inventory balances from the timing of shipments in the fourth quarter as well as smaller crop sizes resulting in lower balances of inventory carried over to the next fiscal year. The increase in cash used in 2016 compared to 2015 is primarily due to the increase in accounts receivable as a result of the timing of sales in the fourth quarter partially offset by less cash used for accounts payable due to the timing of payments in accordance with terms.

Investing Cash Flows
Net cash used by investing activities decreased $2.0 million in 2017 compared to 2016 which increased $1.8 million compared to 2015. The decrease in cash used in 2017 is primarily due to lower purchases of property and equipment while the increase in cash used in 2016 is primarily due to lower proceeds from the sale of property partially offset by lower purchases of property and equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash provided by financing activities decreased $155.4 million in 2017 compared to 2016 which increased $217.0 million compared to 2015. The decrease in cash provided in 2017 is primarily due to repayments and cancellation of our former senior revolving credit facility during the year and our repurchase of $28.4 million of second lien notes partially offset by proceeds from the issuance of $275.0 million first lien notes. The increase in cash provided in 2016 compared to 2015 is primarily due to less repayment of our former senior revolving credit facility during the year due to the higher balance outstanding at year end.
          Certain debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of March 31, 2017:

			March 31, 2017
	Outstanding		Lines and
	March 31, 2016	March 31, 2017	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2018	2019	2020	2021	2022	Later
Senior secured credit facility:
Revolver (1)	$200.0	$—	$—	—%	(3)	$—	$—	$—	$—	$—	$—
ABL facility (2)	—	—	60.0	—%	(3)	—	—	—	—	—	—
Senior notes:
8.5% senior secured first lien notes due 2021 (6)	—	267.0	—	8.5%		—	—	—	—	267.0	—
9.875% senior secured second lien notes due 2021 (4) (5)	699.3	675.1	—	9.9%		—	—	—	—	675.1	—
Long-term foreign seasonal borrowings	10.0	10.0	—	4.1%	(3)	10.0	—	—	—	—	—
Other long-term debt	1.3	0.9	—	7.2%	(3)	0.1	0.2	0.3	0.1	0.1	0.1
Notes payable to banks (7)	476.0	475.9	319.8	5.9%	(3)	—	—	—	—	—	—
Total debt	$1,386.6	$1,428.9	379.8			$10.1	$0.2	$0.3	$0.1	$942.2	$0.1
Short-term (7)	$476.0	$475.9
Long-term:
Long-term debt current	$0.4	$10.0
Long-term debt	910.2	943.0
	$910.6	$953.0
Letters of credit	$4.7	$5.2	7.8
Total credit available			$387.6
(1)  As of October 14, 2016, the revolving credit facility was paid in full and cancelled.
(2)  As of March 31, 2017, the full amount of the ABL facility was available. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.  At March 31, 2017, the Company’s unrestricted cash and cash equivalents significantly exceeded $180.0 million.
(3) Weighted average rate for the twelve months ended March 31, 2017.
(4)  On April 1, 2016, we adopted new accounting guidance that changed the presentation of debt issuance costs in financial statements on a retrospecitve basis. Therefore, the March 31, 2016 balance previously reported of $709.2 million has been adjusted by $9.9 million to $699.3 million in accordance with the adoption of this new accounting guidance.
(5) Repayment of $675.1 million is net of original issue discount of $8.8 million and unamortized debt issuance of $7.7 million. Total repayment will be $691.6 million.
(6) Repayment of $267.0 million is net of original issue discount of $2.3 million and unamortized debt issuance of $5.7 million. Total repayment will be $275.0 million.
(7)  Primarily foreign seasonal lines of credit. At March 31, 2016, the outstanding amount includes $130.6 million of debt owed by MTC under a short-term credit facility in which one of the Company’s other subsidiaries has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84.3 million of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC. See Note 21 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information. At March 31, 2017, our subsidiary's participation interest no longer remained.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

On October 14, 2016, the Company issued $275.0 million in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof, entered into an ABL credit agreement (the “ABL Credit Agreement”) with certain bank lenders establishing a senior secured revolving asset-based lending facility (the “ABL Facility”) of $60.0 million subject to a borrowing base composed of its eligible accounts receivable and inventory, and used a portion of the net proceeds from the offering of the First Lien Notes to repay in full all outstanding indebtedness and accrued and unpaid interest owed under the Company’s then existing senior secured revolving credit facility. Upon such repayment, Alliance One terminated the senior secured revolving credit facility.
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and its outstanding senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

ABL Facility

The ABL Facility may be used for revolving credit loans, swingline loans and letters of credit from time to time up to an initial maximum principal amount of $60.0 million, subject to the limitations described below in this paragraph. Under certain conditions, Alliance One may solicit the ABL Facility lenders or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15.0 million (less the aggregate principal amount of any notes exceeding $275.0 million issued under the First Lien Notes Indenture). The maximum amount available under the revolving credit facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•	85% of eligible accounts receivable, plus

•
the lesser of (i) 85% of the appraised net-orderly-liquidation value of eligible inventory or (ii) 65% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits).

The borrowing base is subject to a $25.0 million deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At March 31, 2017, no borrowings were outstanding under the ABL Facility and $60.0 million was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.  At March 31, 2017, the Company’s unrestricted cash and cash equivalents significantly exceeded $180.0 million.
In addition, loans under the ABL Facility shall not be made if after incurrence of such loans there will be more than $180.0 million of unrestricted cash and cash equivalents in the aggregate on the consolidated balance sheet of the Company and its subsidiaries.
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

ABL Facility (continued)
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
         The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Termination of Existing Senior Secured Revolving Credit Facility

On October 14, 2016, the Company terminated its then existing senior secured revolving credit facility and repaid in full all outstanding indebtedness plus accrued and unpaid interest and other costs, of which $0.1 million was charged to debt retirement expense. As a result, the Company accelerated $2.3 million of deferred financing costs during the three months ended December 31, 2016.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735.0 million in aggregate principal amount of its 9.875% senior secured second lien notes due 2021 (the "Second Lien Notes"). The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720.3 million. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Alliance One International, Inc. for which the senior secured credit facility is secured by a first priority lien. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
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
          During the year ended March 31, 2017, the Company purchased $28.4 million of its senior notes on the open market. All purchased securities were canceled leaving $691.6 million of the 9.875% senior notes outstanding at March 31, 2017. Associated costs paid were $0.1 million and related discounts were $(3.4) million resulting in net cash repayment of $25.6 million and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $0.7 million were accelerated. In April 2017, the Company purchased $28.6 million of its existing $691.6 million senior notes on the open market. See Note 20 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and certain lenders can demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2017, the Company had approximately $475.9 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $808.7 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $13.0 million available in unused letter of credit capacity with $5.2 million issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2017, approximately $10.0 million was drawn and outstanding with maximum capacity totaling $10.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2017.

		Payments / Expirations by Period
(in millions)	Total	2018	Years 2019-2020	Years 2021-2022	After 2022
Long-Term Debt Obligations*	$1,367.2	$108.0	$196.8	$1,062.4	$—
Other Long-Term Obligations**	46.9	6.8	8.8	9.0	22.3
Operating Lease Obligations	43.9	18.1	17.2	7.0	1.6
Tobacco and Other Purchase Obligations	745.2	663.1	82.1	—	—
Beneficial Interest in Receivables Sold	38.2	38.2	—	—	—
Amounts Guaranteed for Tobacco Suppliers	182.2	182.2	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,423.6	$1,016.4	$304.9	$1,078.4	$23.9
* Long-Term Debt Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no additional drawings after March 31, 2017 on the ABL credit facility until the maturity of January 14, 2021, in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2017. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2022" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (continued)

Planned Capital Expenditures
We have projected a total of $30.7 million in capital investments for our 2018 fiscal year. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Income Taxes (continued)

          Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not that the remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced. See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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
          Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal. If the yield adjustment is normal, then we capitalize the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then we immediately charge the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country. Our normal yield adjustment in the South America region is less than 5.0%.
          We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on our advances are recognized upon delivery of tobacco as a decrease in our cost of the current crop.
          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2017, 2016 and 2015. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2017	2016	2015
Favorable variances (including mark-up)	$16.9	$14.2	$19.8
Unfavorable variances (including unrecoverable advances)	(9.1)	(8.5)	(11.4)
Net favorable variance in crop cost in inventory	$7.8	$5.7	$8.4

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
For 2017, favorable variances increased primarily due to more normalized crop sizes but were partially offset by the continued devaluation of the U.S. dollar against South American and African currencies. Unfavorable variances are comparable with the prior year due to increases from larger crop sizes offset by currency impact and improved recoverability in certain locations. For 2016, favorable variances decreased due to the currency impact in South America and due to smaller crops in Other Regions due to the global oversupply situation. Additionally, unfavorable variances decreased for similar reasons, as well as fewer unrecoverable advances in certain locations.
We believe the favorable variances relating to the 2017, 2016 and 2015 crops are representative of average favorable variance percentages based on market conditions and currency rates in each year. The Company did not incur any other changes in net variances within the Other Regions operating segments for 2017, 2016 and 2015 that were absorbed into inventory.

North America Region
In Guatemala, we advance some inputs to suppliers for the coming crop based on expected crop production. For 2017, 2016, and 2015, advances in North America have a minor impact to the consolidated favorable and unfavorable variances.

Asset Impairment
Long-lived assets, including recoverable intrastate trade tax credits, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Additionally, goodwill is reviewed for impairment on an annual basis. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate. Accordingly, the fair value of an asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $1.4 million in the fiscal year ended March 31, 2018 as compared to March 31, 2017. We continually evaluate ways to better manage benefits and control costs. The cash contribution to our employee benefit plans in fiscal 2017 was $6.2 million and is expected to be $6.8 million in fiscal 2018.
          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.
          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(16,842)	$70
1% decrease in discount rate	$19,799	$124

1% increase in salary increase assumption	$207	$46
1% decrease in salary increase assumption	$(191)	$(46)

1% increase in cash balance crediting rate	$1,307	$98
1% decrease in cash balance crediting rate	$(1,131)	$(85)

1% increase in rate of return on assets		$(909)
1% decrease in rate of return on assets		$909

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
CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements Not Yet Adopted
See Note 1 "Significant Accounting Policies" to the "Notes to Consolidated Financial Statements" for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives policies: Hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in accordance with management's policies and reduce the risks inherent in currency fluctuations. We do not utilize derivatives for speculative purposes or enter into market risk sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific contract or invoice determines the amount, maturity and other specifics of the hedge.

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.
However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $8.7 million, $(0.9) million and $3.8 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. We recognized exchange gains (losses) of $3.1 million, $(5.6) million and $(7.9) million related to tax balances in our tax expense for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $(8.2) million, $0.1 million and $(12.5) million in 2017, 2016, and 2015, respectively, as a result of fluctuations in these currencies.
          Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 24.1% or $32.8 million of our total SG&A expenses for the twelve months ended March 31, 2017. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.3 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $5.0 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2017	2016	2015
Sales and other operating revenues	$1,714,750	$1,904,592	$2,066,865
Cost of goods and services sold	1,497,721	1,678,798	1,823,366
Gross profit	217,029	225,794	243,499
Selling, general and administrative expenses	135,982	123,546	137,020
Other income (expense)	4,896	105,427	(66)
Restructuring and asset impairment charges	1,375	5,888	9,118
Operating income	84,568	201,787	97,295
Debt retirement expense (income)	(300)	—	(771)
Interest expense	132,667	117,190	113,273
Interest income	8,157	7,077	6,268
Income (loss) before income taxes and other items	(39,642)	91,674	(8,939)
Income tax expense	23,480	32,215	21,918
Equity in net income (loss) of investee companies	(149)	5,986	2,823
Net income (loss)	(63,271)	65,445	(28,034)
Less: Net loss attributable to noncontrolling interests	(343)	(87)	(172)
Net income (loss) attributable to Alliance One International, Inc.	$(62,928)	$65,532	$(27,862)

Earnings (loss) per share:
Basic	$(7.05)	$7.38	$(3.16)
Diluted	$(7.05)	$7.38	$(3.16)

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2017	2016	2015
Net income (loss)	$(63,271)	$65,445	$(28,034)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(8,247)	108	(12,514)
Pension prior service credit (cost) and net actuarial gain (loss), net of tax of $(670) in 2017, $(328) in 2016 and $186 in 2015	3,137	12,437	(15,546)
Loss on derivatives, net of tax	(1,100)	—	—
Total other comprehensive income (loss), net of tax	(6,210)	12,545	(28,060)
Total comprehensive income (loss)	(69,481)	77,990	(56,094)
Comprehensive loss attributable to noncontrolling interests	(354)	(80)	(172)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(69,127)	$78,070	$(55,922)

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

	March 31, 2017	March 31, 2016
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$473,110	$199,720
Trade receivables, net	239,558	303,907
Other receivables	14,627	97,101
Accounts receivable, related parties	8,133	1,920
Inventories	678,325	791,340
Advances to tobacco suppliers	54,713	41,837
Recoverable income taxes	7,389	13,421
Prepaid expenses	17,924	20,016
Current derivative asset	943	—
Other current assets	15,354	21,096
Total current assets	1,510,076	1,490,358
Other assets
Investments in unconsolidated affiliates	52,328	58,259
Goodwill	16,463	16,463
Other intangible assets	46,136	50,571
Long-term recoverable income taxes	—	8,686
Deferred income taxes	38,507	38,773
Other deferred charges	5,397	3,934
Other noncurrent assets	46,454	23,629
	205,285	200,315
Property, plant and equipment, net	256,511	277,525
	$1,971,872	$1,968,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$475,863	$475,989
Accounts payable	89,434	81,649
Due to related parties	9,773	20,490
Advances from customers	30,925	9,895
Accrued expenses and other current liabilities	91,332	74,425
Income taxes	5,377	12,022
Long-term debt current	10,046	356
Total current liabilities	712,750	674,826

Long-term debt	942,959	910,214
Deferred income taxes	17,608	16,924
Liability for unrecognized tax benefits	10,073	9,809
Pension, postretirement and other long-term liabilities	81,772	81,753
	1,052,412	1,018,700
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 9,748 issued and outstanding (9,685 at March 31, 2016)	472,349	470,830
Retained deficit	(208,784)	(145,856)
Accumulated other comprehensive loss	(60,047)	(53,848)
Total stockholders’ equity of Alliance One International, Inc.	203,518	271,126
Noncontrolling interests	3,192	3,546
Total equity	206,710	274,672
	$1,971,872	$1,968,198
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2014	$465,682	$(183,526)	$(1,640)	$(36,686)	$—	$3,295	$247,125
Net loss	—	(27,862)	—	—	—	(172)	(28,034)
Acquisition of noncontrolling interest	—	—	—	—	—	151	151
Restricted stock surrendered	(146)	—	—	—	—	—	(146)
Stock-based compensation	3,028	—	—	—	—	—	3,028
Other comprehensive loss, net of tax	—	—	(12,514)	(15,546)	—	—	(28,060)
Balance, March 31, 2015	$468,564	$(211,388)	$(14,154)	$(52,232)	$—	$3,274	$194,064
Net income (loss)	—	65,532	—	—	—	(87)	65,445
Acquisition of noncontrolling interest	—	—	—	—	—	352	352
Restricted stock surrendered	(157)	—	—	—	—	—	(157)
Stock-based compensation	2,423	—	—	—	—	—	2,423
Other comprehensive income, net of tax	—	—	108	12,430	—	7	12,545
Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$—	$3,546	$274,672
Net loss	—	(62,928)	—	—	—	(343)	(63,271)
Restricted stock surrendered	(32)	—	—	—	—	—	(32)
Stock-based compensation	1,551	—	—	—	—	—	1,551
Other comprehensive income (loss), net of tax	—	—	(8,247)	3,148	(1,100)	(11)	(6,210)
Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2017	2016	2015
Operating activities
Net income (loss)	$(63,271)	$65,445	$(28,034)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	34,476	28,361	29,623
Debt amortization/interest	13,122	11,333	8,816
Debt retirement	(300)	—	(771)
Restructuring and asset impairment charges	1,375	5,888	9,118
(Gain) loss on foreign currency transactions	(11,816)	6,498	8,274
Gain on sale of property, plant and equipment	(658)	(597)	(1,751)
Reconsolidation of subsidiary	—	(106,203)	—
Bad debt expense (recovery)	(5,545)	(169)	12,368
Equity in net (income) loss of unconsolidated affiliates, net of dividends	4,348	(4,105)	(2,823)
Stock-based compensation	1,712	2,874	3,194
Changes in operating assets and liabilities, net:
Trade and other receivables	146,109	(149,825)	(50,358)
Inventories and advances to tobacco suppliers	92,586	(13,747)	(3,992)
Deferred items	611	(2,439)	(18,025)
Recoverable income taxes	15,410	(8,563)	(1,372)
Payables and accrued expenses	13,192	46,767	(23,408)
Advances from customers	21,096	(19,224)	(3,638)
Current derivative asset	(2,044)	1,373	(1,373)
Prepaids	(10,413)	6,218	1,743
Income taxes	(6,331)	2,943	5,511
Other operating assets and liabilities	5,376	(8,382)	1,452
Other, net	(1,806)	227	223
Net cash provided (used) by operating activities	247,229	(135,327)	(55,223)

Investing activities
Purchases of property, plant and equipment	(13,683)	(17,194)	(25,273)
Intangibles, including internally developed software costs	(79)	—	(781)
Proceeds from sale of property, plant and equipment	1,890	2,270	16,840
Payments to acquire equity method investments	—	—	(1,655)
Change in restricted cash	389	(276)	(1,678)
Surrender of life insurance policies	91	1,675	1,194
Other, net	(89)	—	(309)
Net cash used by investing activities	(11,481)	(13,525)	(11,662)

	Years Ended March 31,
(in thousands)	2017	2016	2015
Financing activities
Net proceeds of short-term borrowings	$10,544	$21,360	$145,988
Proceeds from long-term borrowings	472,484	210,000	300,000
Repayment of long-term borrowings	(425,426)	(32,867)	(463,341)
Debt issuance cost	(19,305)	(5,325)	(6,538)
Other, net	(95)	455	455
Net cash provided (used) by financing activities	38,202	193,623	(23,436)

Effect of exchange rate changes on cash	(560)	823	(608)

Increase (decrease) in cash and cash equivalents	273,390	45,594	(90,929)
Cash and cash equivalents at beginning of year	199,720	143,849	234,778
Cash assumed in reconsolidation of subsidiary	—	10,277	—
Cash and cash equivalents at end of year	$473,110	$199,720	$143,849

Other information:
Cash paid for income taxes	$18,088	$20,369	$16,192
Cash paid for interest	107,116	104,882	98,957
Cash received from interest	(8,140)	(7,291)	(6,529)

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
          In fiscal 2006, the Company deconsolidated its Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC") in accordance with accounting requirements that apply to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions that casted significant doubt on the parent's ability to control the subsidiary. As of March 31, 2016, the Company determined that significant doubt about its ability to control MTC were eliminated due to changes in the political landscape and the recent issuance of clarifications to the indigenization laws within Zimbabwe. The recent issuance of clarifications to the indigenization law within Zimbabwe resulted in the Company's development and filing with the Zimbabwean government of a plan of compliance with the indigenization law on March 31, 2016, the date of reconsolidation of MTC. The reconsolidation was treated as a purchase business combination for accounting purposes, with the Company designated as the acquirer. As such, the Consolidated Balance Sheet includes 100% of the fair value of the assets and liabilities of MTC as of March 31, 2016. See Note 21 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information.
Beginning April 1, 2016, the financial results of MTC are included in the Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows.
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

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of goods and services sold and were $25,631, $23,451 and $25,282 for the years ended March 31, 2017, 2016 and 2015, respectively.

Shipping and Handling
Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income (Expense)
At March 31, 2016, the Company reconsolidated MTC. As a result, the Company recorded a gain of $106,203 to record the fair value of MTC of which $10,277 was cash and the remaining $95,926 was non-cash.
Other Income (Expense) also includes gains on sales of property, plant and equipment and assets held for sale. This caption also includes expenses related to the Company's sale of receivables and Brazilian intrastate trade tax credits. See Note 16 "Contingencies and other Information" and Note 17 "Sale of Receivables" to the "Notes to Consolidated Financial Statement" for further information.

The following table summarizes the significant components of Other Income (Expense).

	Years Ending March 31,
	2017	2016	2015
Gain on reconsolidation of subsidiary	$—	$106,203	$—
Other sales of assets and expenses	1,994	595	5,286
Sales of Brazilian intrastate trade tax credits	9,356	4,309	2,073
Losses on sale of receivables	(6,454)	(5,680)	(7,425)
	$4,896	$105,427	$(66)

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2017 and 2016, respectively, customer funding that was restricted for social responsibility programs maintained by the Company of $153 and $188 and cash held on deposit as a compensating balance for short-term borrowings of $1,767 and $2,137 were included in Other Current Assets.

Trade Receivables, Net
Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30-day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.
          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectability and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $6,990 and $12,984 at March 31, 2017 and 2016 respectively. The provision for doubtful accounts was $(5,545), $(169) and $12,446 for the years ending March 31, 2017, 2016 and 2015, respectively and is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Receivables
Other receivables consist primarily of receivables related to participation in a subsidiary funding arrangement of $84,258 at March 31, 2016 (the subsidiary funding arrangement no longer remained at March 31, 2017); and value added tax receivables of $12,449 and $9,377 at March 31, 2017 and 2016, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is currently engaged in two revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income (Expense). As of March 31, 2017 and 2016, respectively, accounts receivable sold and outstanding were $200,084 and $188,764. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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
 The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $16,919 and $14,208 as of March 31, 2017 and 2016, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $9,125 and $8,535 at March 31, 2017 and 2016, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2017	March 31, 2016
Current	$54,713	$41,837
Noncurrent	5,855	2,612
	$60,568	$44,449

Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $1,085 for the year ended March 31, 2015. There were no such abnormal yield adjustments or unrecovered amounts for the years ended March 31, 2017 and 2016. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

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

	March 31, 2017	March 31, 2016
Amounts guaranteed (not to exceed)	$194,656	$210,703
Amounts outstanding under guarantees	106,465	107,615
Fair value of guarantees	7,126	7,350

          Of the guarantees outstanding at March 31, 2017, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which are included in Accounts Receivable, Related Parties. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Guarantees (continued)
In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2017 and 2016, respectively, the Company had balances of $20,860 and $16,699 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over fair value of net assets acquired, and is allocated to the appropriate reporting unit when acquired. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. The components within the Company’s operating segments were aggregated into three reporting units (North America, Africa and Other Regions) due to their similar economic characteristics. Goodwill is not amortized; rather it is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of the asset may be impaired. Goodwill is evaluated for impairment by determining the fair value of the related reporting unit. Fair value is measured based on a discounted cash flow method or relative market-based approach. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.
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

Other Noncurrent Assets
For the year ended March 31, 2017, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $4,170, long-term advances to suppliers of $5,855, long-term escrow deposits of $12,745, long-term retirement benefit assets of $7,555 and cash surrender value of life insurance of $5,502. For the year ended March 31, 2016, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $4,816, long-term advances to suppliers of $2,612, long-term retirement benefit assets of $2,450 and cash surrender value of life insurance of $5,575.

Property, Plant and Equipment
Property, plant and equipment at March 31, 2017 and 2016, are summarized as follows:

	2017	2016
Land	$27,705	$26,995
Buildings	207,833	211,540
Machinery and equipment	178,182	183,000
Total	413,720	421,535
Less accumulated depreciation	(157,209)	(144,010)
Total property, plant and equipment, net	$256,511	$277,525

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2017, 2016 and 2015 was $27,730, $23,132 and $24,179, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2017, 2016 and 2015 was $2,662, $2,699 and $2,998, respectively. Total property and equipment purchases, including internally developed software intangibles, were $12,737 for the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)
year ended March 31, 2017 of which $413 was unpaid at March 31, 2017 and included in Accounts Payable; $17,786 for the year ended March 31, 2016 of which $1,359 was unpaid at March 31, 2016 and included in Accounts Payable; and $22,673 for the year ended March 31, 2015 of which $1,024 was unpaid at March 31, 2015 and included in Accounts Payable. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

Derivative Financial Instruments
The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases, processing costs, and selling, general and administrative costs. Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivative instruments designated as hedging instruments are recorded each period according to the determination of the derivative's effectiveness. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of the derivatives is recognized in Cost of Goods and Services Sold immediately as incurred.
As of March 31, 2017, Other Comprehensive Loss includes $1,100, net of tax, of unrealized (gains)/losses related to designated cash flow hedges. These contracts did not qualify for hedge accounting as defined by generally accepted accounting principles in the previous years. The Company recorded losses of $1,161, $2,001 and $3,123 in its Cost of Goods and Services Sold for the years ended March 31, 2017, 2016, and 2015, respectively. The Company recorded a current derivative asset of $943 as of March 31, 2017. There was no current derivative asset as of March 31, 2016.
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

New Accounting Standards

Recent Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15 “Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of uncertainties about and Entity’s ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for the Company as of March 31, 2017. Additional disclosures were added in Note 8 “Long-Term Debt” to the "Notes to Consolidated Financial Statements" as a result of the adoption of this guidance.
In April 2015, the FASB issued ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changed the presentation of debt issuance costs in financial statements from an asset on the balance sheet to a direct deduction of the related debt liability. Amortization of debt issuance costs are reported as interest expense. The Company adopted this guidance as of April 1, 2016, on a retrospective basis. As a result of the adoption of this guidance, $9,875 was reclassified from Other Deferred Charges to Long-Term Debt on the consolidated balance sheets at March 31, 2016.
In May 2015, the FASB issued ASU 2015-07 "Fair Value Measurement, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent,” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminates certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted this guidance as of March 31, 2017. Additional disclosures were added in Note 13 "Employee Benefits" to the "Notes to Consolidated Financial Statements” as a result of the adoption of this guidance.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers”, which outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance provides companies the option of applying a full or modified retrospective approach upon adoption and is effective for the Company April 1, 2018. An implementation group for this ASU has been established and is evaluating the impact this guidance will have on the consolidated financial statements and related disclosures, business processes, systems and controls. The Company is analyzing its current contracts and comparing its current accounting policies and practices pertaining to revenue recognition to those required under the new ASU to identify potential differences; however, any potential effect of adoption of this ASU has not yet been quantified. Additionally, the Company anticipates election of the full retrospective approach upon adoption.
In July 2015, the FASB issued ASU 2015-11 “Inventory,” which simplifies the measurement of inventory and requires a single measurement of inventory at the lower of cost and net realizable value. Under the previous accounting guidance, an entity measured inventory at the lower of cost or market with market defined as one of three different measures. This guidance is effective for the Company April 1, 2017. The Company does not expect this new guidance to have a material impact on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01 “Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities,” which requires equity investments (excluding equity method investments) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for the Company April 1, 2018. The Company does not expect this new guidance to have a material impact on its consolidated financial statements and related disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

New Accounting Standards (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. The guidance must be adopted using a modified retrospective approach and is effective for the Company April 1, 2020. Early adoption is permitted. The Company is evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance is effective for the Company April 1, 2020. The Company is evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.
In August of 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. This guidance is effective for the Company March 31, 2018. The Company is evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.
In November of 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. This guidance is effective for the Company April 1, 2018. The Company is evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to determine implied goodwill in measuring an impairment loss. Upon adoption, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the amount of goodwill. This guidance is effective for the Company April 1, 2020. Early adoption is permitted. The Company is evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.
In March 31, 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. This guidance is effective for the Company April 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2017		2016		2015
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(62,928)		$65,532		$(27,862)
SHARES
Weighted Average Number of Shares Outstanding	8,930		8,882		8,829
BASIC EARNINGS (LOSS) PER SHARE	$(7.05)		$7.38		$(3.16)

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(62,928)		$65,532		$(27,862)
Plus interest expense on 5 ½% convertible notes, net of tax	—		—		—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$(62,928)		$65,532		$(27,862)
SHARES
Weighted average number of shares outstanding	8,930		8,882		8,829
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	1		—	*
Assuming conversion of 5 ½% convertible notes	—		—		—	*
Shares applicable to stock warrants	—		—	**	—	**
Adjusted weighted average number of shares outstanding	8,930		8,883		8,829
DILUTED EARNINGS (LOSS) PER SHARE	$(7.05)		$7.38		$(3.16)

*
Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**
For the years ended March 31, 2016 and 2015 the warrants were not assumed exercised because the exercise price was more than the average price for the period. The warrants were fully expired on April 8, 2015.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at March 31, 2017 and 2016. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 458 at a weighted average exercise price of $61.00 per share at March 31, 2017, 471 at a weighted average exercise price of $60.70 per share at March 31, 2016 and 661 at a weighted average exercise price of $60.37 per share at March 31, 2015.
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
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)
The following tables set forth the changes in each component of accumulated other comprehensive income (loss), net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net Tax	Accumulated Other Comprehensive Income (Loss)
Balances, March 31, 2014	$(1,640)	$(36,686)	$—	$(38,326)
Other comprehensive losses before reclassifications	(12,514)	(16,257)	—	(28,771)
Amounts reclassified to net income, net of tax	—	711	—	711
Other comprehensive losses, net of tax	(12,514)	(15,546)	—	(28,060)
Balances, March 31, 2015	(14,154)	(52,232)	—	(66,386)
Other comprehensive income before reclassifications	108	7,811	—	7,919
Amounts reclassified to net loss, net of tax	—	4,619	—	4,619
Other comprehensive income, net of tax	108	12,430	—	12,538
Balances, March 31, 2016	(14,046)	(39,802)	—	(53,848)
Other comprehensive losses before reclassifications	(8,247)	(573)	(1,100)	(9,920)
Amounts reclassified to net loss, net of tax	—	3,721	—	3,721
Other comprehensive losses, net of tax	(8,247)	3,148	(1,100)	(6,199)
Balances, March 31, 2017	$(22,293)	$(36,654)	$(1,100)	$(60,047)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive income (loss) to net income (loss) for the years ended March 31, 2017, 2016 and 2015:

	Years Ended March 31,

	2017	2016	2015
Pension and postretirement plans *:
Actuarial loss	$3,911	$3,629	$3,092
Amortization of prior service cost (credit)	(670)	840	(2,213)
Deferred income tax benefit	480	150	(168)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss)	$3,721	$4,619	$711

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

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2017, 10,000 shares of preferred stock were authorized and no shares had been issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 2 – Inventories

	March 31, 2017	March 31, 2016
Processed tobacco	$424,984	$584,158
Unprocessed tobacco	220,625	175,933
Other	32,716	31,249
	$678,325	$791,340

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $4,833, $5,996 and $7,533 for the years ended March 31, 2017, 2016 and 2015, respectively.

Note 3 – Variable Interest Entities

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2017 and 2016, the Company’s investment in these joint ventures was $51,443 and $57,243, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $8,133 and $1,920 at March 31, 2017 and 2016, respectively, and are classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $96,378 and $100,238 at March 31, 2017 and 2016, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

Note 4 – Restructuring and Asset Impairment Charges

During the quarter ended March 31, 2015, the Company announced a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics in future periods. At March 31, 2017, the costs of any future initiatives is not estimable. During the fiscal year ended March 31, 2017, the Company recorded $517 for employee severance charges, primarily related to certain operations in Africa, $120 for other cash charges and $738 for asset impairment charges primarily related to the Company's former U.S. cut rag facility. During the fiscal year ended March 31, 2016, the Company recorded $(498) of employee severance charges and $5,723 of asset impairment charges. The asset impairment charges were incurred due to restructuring of certain operations in Africa, Bulgaria and Brazil as well as the curtailment of certain U.S. pension plans. During the fiscal year ended March 31, 2015, charges of $8,612 were incurred in connection with the reduction in the global workforce. Also during the fiscal year ended March 31, 2015, the Company recorded a $500 asset impairment charge resulting from certain machinery in a former U.S. cut rag facility as operations moved to a new facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

The following table summarizes the restructuring actions as of March 31, 2017, 2016 and 2015:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2017	2016	2015
Employee separation and other cash charges:
Beginning balance	$398	$8,087	$397
Period Charges:
Employee separation charges (recoveries)	517	(498)	8,612
Other cash charges	120	662	6
Total employee separation and other cash charges	637	164	8,618
Payments	(846)	(7,853)	(928)
Ending balance March 31	$189	$398	$8,087
Asset impairment and other non-cash charges	738	5,724	500
Total restructuring and asset impairment charges	$1,375	$5,888	$9,118

The following table summarizes the employee separation and other cash charges recorded in the Company’s North America and Other Regions segments as of March 31, 2017, 2016 and 2015:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2017	2016	2015
Beginning balance:	$398	$8,087	$397
North America	—	—	—
Other regions	398	8,087	397
Period charges:	$637	$164	$8,618
North America	180	—	—
Other regions	457	164	8,618
Payments:	$(846)	$(7,853)	$(928)
North America	(120)	—	—
Other regions	(726)	(7,853)	(928)
Ending balance March 31:	$189	$398	$8,087
North America	60	—	—
Other regions	129	398	8,087

The following table summarizes non-cash charges for the Company's North America and Other Regions segments for fiscal years ended March 31, 2017, 2016 and 2015:

	North America	Other Regions
Years ended March 31,
2017	495	243
2016	712	5,012
2015	500	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2017, 2016 and 2015 and determined that the fair value of each reporting unit is substantially in excess of its carrying value including goodwill.
          The carrying value of other intangible assets as of March 31, 2017 represents customer relationship, production and supply contracts and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives. Amortization expense associated with these intangible assets was $4,514, $3,356 and $3,532 for the years ended March 31, 2017, 2016 and 2015, respectively and is recorded in Selling, General and Administrative Expenses except for production and supply contracts which is recorded against the associated revenues.
          The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company's goodwill and other intangibles for the years ended March 31, 2017, 2016 and 2015.

Goodwill and Intangible Asset Rollforward:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2017		12	4.25	3
March 31, 2015 balance:
Gross carrying amount	$2,794	$33,700	$14,893	$18,502	$69,889
Accumulated amortization	—	(16,639)	(5,786)	(15,573)	(37,998)
Net March 31, 2015 balance	2,794	17,061	9,107	2,929	31,891
Additions (2)	13,669	24,830	—	—	38,499
Amortization expense	—	(1,685)	(825)	(846)	(3,356)
Net March 31, 2016 balance	16,463	40,206	8,282	2,083	67,034
Additions	—	—	—	79	79
Amortization expense	—	(3,340)	(432)	(742)	(4,514)
Net March 31, 2017 balance	$16,463	$36,866	$7,850	$1,420	$62,599
(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.
(2) Additions relate to the reconsolidation of MTC. See Note 21 "Reconsolidation of MTC" to the "Notes to Consolidated Financial Statements" for further information.

          The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2018	$3,340	$1,492	$646	$5,478
2019	3,340	1,405	427	5,172
2020	3,340	1,397	247	4,984
2021	3,340	1,397	86	4,823
2022	3,340	1,397	14	4,751
Later	20,166	762	—	20,928
	$36,866	$7,850	$1,420	$46,136
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2017.
    These estimates will change as new costs are incurred and until the software is placed into service in all locations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 6 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2017	March 31, 2016
Balances:
Accounts receivable	$8,133	$1,920
Accounts payable	$9,773	$20,490

	Year Ended March 31,
	2017	2016	2015
Transactions:
Sales	$47,726	$18,827	$20,692
Purchases	$62,350	$264,707	$271,466
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

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $808,695 and $910,131 at March 31, 2017 and 2016, respectively. The weighted average variable interest rate for the years ending March 31, 2017 and 2016 was 5.9% and 5.2%, respectively. At March 31, 2017 and 2016, amounts outstanding under the lines were $475,863 and $475,989, respectively. Unused lines of credit at March 31, 2017 amounted to $319,844, net of $12,989 of letters of credit and $416,352 at March 31, 2016, net of $17,790 of letters of credit. Certain non-U.S. borrowings of approximately $144,881 and $103,366 have inventories of $56,040 and $99,442 as collateral at March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, respectively, $1,767 and $2,137 were held on deposit as a compensating balance.
The foregoing amounts at March 31, 2016 reflected aggregate borrowing availability, outstanding borrowings and unused borrowing availability under a short-term credit facility extended to MTC in which one of the Company’s other subsidiaries had a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $100,000 of the aggregate borrowing availability was with respect to borrowing such other subsidiary would be required to fund under the terms of the participation interest. Aggregate outstanding borrowings attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest are $84,258 and $15,742 of the unused borrowing availability was with respect to unused borrowing availability such other subsidiary would be required to fund under the terms of the participation interest. Because such other subsidiary’s funding was pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility was required to be reflected as consolidated debt upon the reconsolidation of MTC. See Note 21 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information. At March 31, 2017, the other subsidiary's participation interest no longer remained.

Note 8 – Long-Term Debt

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt (continued)

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and its outstanding senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

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

ABL Facility (continued)

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

The borrowing base is subject to a $25,000 deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At March 31, 2017, no borrowings were outstanding under the ABL Facility and $60,000 was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000.  At March 31, 2017, the Company’s unrestricted cash and cash equivalents significantly exceeded $180,000.
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

ABL Facility (continued)

to restrictions on the payment of dividends to Alliance One by its subsidiaries, sell or otherwise dispose of assets, including equity interests of subsidiaries, enter into transactions with affiliates, enter into certain sale and leaseback transactions.
         The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Termination of Existing Senior Secured Revolving Credit Facility

On October 14, 2016, the Company terminated its then existing senior secured revolving credit facility and repaid in full all outstanding indebtedness plus accrued and unpaid interest and other costs, of which $73 was charged to debt retirement expense. As a result, the Company accelerated $2,266 of deferred financing costs during the three months ended December 31, 2016, which was charged to debt retirement expense.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735,000 in aggregate principal amount of its 9.875% senior secured second lien notes due 2021 (the "Second Lien Notes"). The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720,300. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Alliance One International, Inc. for which the amended and restated senior secured credit facility is secured by a first priority lien. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
          The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects. During the year ended March 31, 2017, the Company purchased $28,409 of its senior notes on the open market. All purchased securities were canceled leaving $691,591 of the 9.875% senior notes outstanding at March 31, 2017. Associated costs paid were $71 and related discounts were $(3,409) resulting in net cash repayment of $25,606 and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $678 were accelerated.  In April 2017, the Company purchased $28,645 of its existing $691,591 senior notes on the open market. See Note 20 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2017, the Company had approximately $475,863 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $808,695 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $12,988 available in unused letter of credit capacity with $5,211 issued but unfunded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2017, approximately $10,000 was drawn and outstanding with maximum capacity totaling $10,000.

Summary of Debt
Certain debt agreements contain cross-default or cross-acceleration provisions. The Company has considered its short-term liquidity needs, the adequacy of estimated cash flows from operating activities, and other financing sources to meet these needs. The Company expects that its cash and cash equivalents, available borrowings from foreign lines of credit and accounts receivable securitization programs, and cash flows from operating activities are sufficient to meet anticipated cash flow needs for operations, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. The following table summarizes the Company’s debt financing as of March 31, 2017:

			March 31, 2017
	Outstanding		Lines and
	March 31, 2016	March 31, 2017	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2018	2019	2020	2021	2022	Later
Senior secured credit facility:
Revolver (1)	$200,000	$—	$—	—%		$—	$—	$—	$—	$—	$—
ABL facility (2)	—	—	60,000	—%		—	—	—	—	—	—
Senior notes:
8.5% senior first lien notes due 2021 (6)	—	267,049	—	8.5%		—	—	—	—	267,049	—
9.875% senior secured second lien notes due 2021 (4) (5)	699,321	675,076	—	9.9%		—	—	—	—	675,076	—
Long-term foreign seasonal borrowings	10,000	10,000	—	4.1%	(3)	10,000	—	—	—	—	—
Other long-term debt	1,249	880	—	7.2%	(3)	46	205	329	100	100	100
Notes payable to banks (7)	475,989	475,863	319,844	5.9%	(3)	—	—	—	—	—	—
Total debt	$1,386,559	$1,428,868	379,844			$10,046	$205	$329	$100	$942,225	$100
Short term (7)	$475,989	$475,863
Long term:
Long term debt current	$356	$10,046
Long term debt	910,214	942,959
	$910,570	$953,005
Letters of credit	$4,733	$5,211	7,777
Total credit available			$387,621

(1)  As of October 14, 2016, the revolving credit facility was paid in full and cancelled.
(2)  As of March 31, 2017, the full amount of the ABL facility was available. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000.  At March 31, 2017, the Company’s unrestricted cash and cash equivalents significantly exceeded $180,000.
(3) Weighted average rate for the twelve months ended March 31, 2017.
(4)  On April 1, 2016, we adopted new accounting guidance that changed the presentation of debt issuance costs in financial statements on a retrospecitve basis. Therefore, the March 31, 2016 balance previously reported of $709,196 has been adjusted by $9,875 to $699,321 in accordance with the adoption of this new accounting guidance.
(5) Repayment of $675,076 is net of original issue discount of $8,821 and unamortized debt issuance of $7,694. Total repayment will be $691,591.
(6) Repayment of $267,049 is net of original issue discount of $2,303 and unamortized debt issuance of $5,648. Total repayment will be $275,000.
(7)  Primarily foreign seasonal lines of credit. At March 31, 2016, the outstanding amount includes $130,600 of debt owed by MTC under a short-term credit facility in which one of the Company’s other subsidiaries has a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84,258 of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC. See Note 21 “Reconsolidation of MTC” to the “Notes to Consolidated Financial Statements” for further information. At March 31, 2017, the other subsidiary's participation interest no longer remained.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $21,689, $22,989 and $22,622 for the years ended March 31, 2017, 2016 and 2015, respectively. Minimum future obligations are as follows:

Operating Leases
2018	$18,150
2019	10,096
2020	7,056
2021	4,716
2022	2,259
Remaining	1,601
$43,878

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity method investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, and Adams International Ltd. (Thailand) 49%. The Company owns a 50% equity based interest in Oryantal Tutun Paketleme which processes tobacco in Turkey. On March 26, 2014, the Company completed the formation of a new joint venture in Brazil with the disposition of 51% interest in China Brasil Tobacos Exportadora SA (“CBT”). The Company retained a 49% equity based interest in CBT which purchases and processes tobacco. Upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. For the year ended March 31, 2017, the Company’s earnings from the equity method investment were reduced by amortization expense of $1,518 related to these basis differences. At March 31, 2017, the basis difference was $10,104. On April 2, 2014 the Company completed the purchase of a 50% interest in Purilum, LLC, a U.S. company that develops, produces and sells consumable e-liquids to manufacturers and distributors of e-vapor products. Summarized combined financial information for these investees for fiscal years ended March 31, 2017, 2016 and 2015 follows:

	Years Ended March 31,
Operations Statement Information	2017	2016	2015
Sales	$232,145	$274,183	$297,474
Gross profit	23,739	42,143	33,246
Net income	3,072	15,254	11,394
Company's dividends received	4,307	1,887	—

	March 31,
Balance Sheet Information	2017	2016
Current assets	$139,146	$118,745
Property, plant and equipment and other assets	54,674	61,845
Current liabilities	102,550	77,908
Long-term obligations and other liabilities	7,432	10,222

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
          The table below summarizes certain data for the Company’s stock-based compensation plans:

	Year Ended March 31,
	2017	2016	2015
Compensation expense for all stock based compensation plans	$1,712	$2,874	$3,194
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Fair value of stock options vested	$315	$2,043	$3,353

The Company’s shareholders approved the 2016 Incentive Plan (the “2016 Plan”) at its Annual Meeting of Shareholders on August 12, 2016, which is the successor to the 2007 Incentive Plan (the “2007 Plan”) as amended on August 11, 2011 and August 6, 2009. The 2016 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.
As of March 31, 2017, a maximum of 1,109 shares may be issued under the 2016 Plan, inclusive of 900 original to the 2016 Plan and 209 carried forward from the 2007 Plan. The 2016 Plan requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 140. As of March 31, 2017, 142 equity awards have been granted, 2 equity awards have been cancelled and 22 vested under the 2016 Plan, leaving 828 shares available for future awards under the 2016 Plan, inclusive of 620 original to the 2016 Plan and 209 carried forward from the 2007 Plan.
Total equity awards outstanding are 660, inclusive of 542 awards granted and outstanding under the previous 2007 plan and 118 awards granted under the 2016 Plan. Shares issued are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. No stock options were granted during 2017, 2016 and 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock–Based Compensation (continued)

Stock Option Awards (continued)
A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	688	$60.45
Forfeited	(18)	61.49
Expired	(9)	64.50
Outstanding at March 31, 2015	661	60.37
Forfeited	(9)	66.21
Expired	(182)	59.23
Outstanding at March 31, 2016	470	60.70
Forfeited	(4)	66.73
Expired	(8)	39.40
Outstanding at March 31, 2017	458	61.00	4.29	$—
Vested and expected to vest at March 31, 2017	458	61.00	4.29	$—
Exercisable at March 31, 2017	441	61.04	4.26	$—

The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2017, 2016, and 2015 was $277, $1,097, and $1,363, respectively. There were no options exercised in 2017, 2016 and 2015.
          The table below shows the movement in unvested options from March 31, 2016 to March 31, 2017.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2016	38	$15.80	$599
Forfeited	(1)	15.80	(9)
Vested	(20)	15.80	(315)
Unvested March 31, 2017	17	15.80	$275

          As of March 31, 2017, there is $13 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 0.1 years.

Restricted Stock
Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. The fair value of restricted shares is determined on grant date and is amortized over the vesting period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock–Based Compensation (continued)

Restricted Stock (continued)

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2014	20	$38.00
Granted	27	16.12
Vested	(47)	25.39
Restricted at March 31, 2015	—	—
Granted	23	18.42
Vested	(23)	18.42
Restricted at March 31, 2016	—	—
Granted	28	16.74
Vested	(28)	16.74
Restricted at March 31, 2017	—	—

          As of March 31, 2017, there was no remaining unamortized deferred compensation. Expense recognized due to the vesting of restricted stock awards was $469, $417 and $701 for the years ended March 31, 2017, 2016 and 2015, respectively.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2014	63	$38.50
Granted	22	27.20
Vested	(21)	38.50
Forfeited	(6)	38.50
Outstanding at March 31, 2015	58	34.18
Granted	58	14.73
Vested	(25)	35.16
Forfeited	(2)	38.50
Outstanding at March 31, 2016	89	21.28
Granted	64	17.19
Vested	(48)	25.43
Forfeited	(1)	22.41
Outstanding at March 31, 2017	104	16.84

          As of March 31, 2017, there was $1,119 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through August 15, 2019. Expense recognized due to the vesting of these awards was $805, $1,113 and $859 during the years ended March 31, 2017, 2016 and 2015 respectively.
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
(in thousands)

Note 11 – Stock–Based Compensation (continued)

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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2014	62	$38.50
Granted	22	27.20
Forfeited	(1)	38.50
Outstanding as of March 31, 2015	83	35.52
Granted	30	10.11
Forfeited	(61)	38.50
Outstanding as of March 31, 2016	52	17.33
Granted	56	17.76
Forfeited	(23)	26.81
Outstanding as of March 31, 2017	85	15.06

 As of March 31, 2017, the Company anticipates that no performance-based restricted stock units will vest resulting in $0 to be expensed over the remaining service life through August 15, 2019. Expense recognized due to the expected vesting of these awards were $(202) and $104 during the years ended March 31, 2016 and 2015, respectively. There was no expense recognized for the year ending March 31, 2017.

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

Cash-Settled Restricted Stock Units
Cash-settled restricted stock units vest ratably over the first, second and third anniversaries of the date of award.

Cash-Settled Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2015	44	$27.06
Granted	1	19.65
Vested	(14)	27.06
Forfeited	(2)	27.20
Outstanding as of March 31, 2016	29	26.85
Vested	(14)	26.84
Forfeited	(2)	25.82
Outstanding as of March 31, 2017	13	27.01

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock–Based Compensation (continued)

Cash-Settled Restricted Stock Units (continued)
As of March 31, 2017, there was $46 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through August 13, 2017. Expense recognized due to the vesting of these awards was $161, $488 and $128 during the years ended March 31, 2017, 2016 and 2015, respectively.

Cash-Settled Performance-Based Restricted Stock Units
Cash-settled restricted stock units vest at the end of a three-year performance period but the level of the award to vest is subject to similar performance criteria as the Performance-Based Restricted Stock Units described above. The awards are also variable in that they range from zero to 200% of the plan’s target contingent on the performance level attained. The table below includes the maximum number of restricted stock units that may be earned under the plan.

Cash-Settled Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2015	44	$27.06
Forfeited	(2)	27.20
Outstanding as of March 31, 2016	42	27.10
Forfeited	(42)	27.10
Outstanding as of March 31, 2017	—	—

          As of March 31, 2017, the Company anticipates that no performance-based restricted stock units will vest resulting in $0 to be expensed over the remaining service period through August 13, 2017. Expense recognized due to the expected vesting of these awards was $(39) and $39 during the years ended March 31, 2016 and 2015. There was no expense recognized for the year ending March 31, 2017.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2017, 2016 and 2015, the Company’s unrecognized tax benefits totaled $15,196, $16,675 and $17,752, respectively, of which $7,710 would impact the Company’s March 31, 2017 effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance at April 1	$16,675	$17,752	$12,635
Increase for current year tax positions	275	24	7,260
Reduction for prior year tax positions	(1,764)	(223)	(1,055)
Impact of changes in exchange rates	10	(878)	(1,088)
Balance at March 31	$15,196	$16,675	$17,752

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2017 and 2016, the Company accrued (reduced) interest, penalties and related exchange losses related to unrecognized tax benefits by $255 and $(224), respectively. As of March 31, 2017, accrued interest and penalties totaled $1,545 and $818, respectively. During the year ending March 31, 2017, the Company reduced its accrued interest and penalties for $287 related to the expiration of statute of limitations. As of March 31, 2016, accrued interest and penalties totaled $1,315 and $793, respectively.
         During the fiscal year ending March 31, 2017, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, decreased from $18,784 to $17,558. The change in the liability for unrecognized tax benefits relates to expiration of statute of limitations of approximately $505 and decreases related to current period activity of approximately $721.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 – Income Taxes (continued)

Income Tax Provision (continued)

During the fiscal year ending March 31, 2017, the Zimbabwe High Court of Harare rejected the Company’s appeal relating to the recovery of an income tax receivable for certain withholding taxes which were assessed against the Company’s subsidiary in Switzerland. As a result, the Company concluded it was no longer more-likely-than-not that the receivable will be realized and a non-cash tax provision of approximately $9,000 was recorded as an adjustment to tax expense. The tax expense recognized this fiscal year does not impact cash flow as the Company had previously made a deposit of the amount due as part of the appeal process. The Company is in the process of appealing the decision to the Supreme Court of Zimbabwe.
It is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $261 due to the expiration of the statute of limitations, but the Company must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2017, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2014; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income (loss) before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2017	2016	2015
U.S.	$(87,963)	$(55,073)	$(24,749)
Non-U.S.	48,321	146,747	15,810
Total	$(39,642)	$91,674	$(8,939)

 The details of the amount shown for income taxes in the Consolidated Statements of Operations follow:

	Years Ended March 31,
	2017	2016	2015
Current
Federal	$(926)	$—	$—
State	—	—	—
Non-U.S.	23,974	26,476	19,850
	$23,048	$26,476	$19,850
Deferred
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	432	5,739	2,068
	$432	$5,739	$2,068
Total	$23,480	$32,215	$21,918

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
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2017	2016	2015
Tax expense (benefit) at U.S. statutory rate	$(13,875)	$32,086	$(3,129)
Effect of non-U.S. income taxes	(6,410)	(15,131)	647
U.S. taxes on non-U.S. income	3,736	23,734	14,768
Foreign tax credits expiration	—	47,552	—
Change in valuation allowance	13,748	(47,135)	(14,908)
Increase (decrease) in reserves for uncertain tax positions	264	(1,203)	5,227
Change in tax rates	(308)	2,480	—
Exchange effects and currency translation	6,046	15,492	14,308
Permanent items	4,859	891	5,005
Write-down of state tax loss carryovers	6,430	—	—
Nontaxable gain - Zimbabwe subsidiary reconsolidation	—	(26,551)	—
Write-down of withholding tax recoverable	8,990	—	—
Actual tax expense	$23,480	$32,215	$21,918

 The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2017	March 31, 2016
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$30,581	$27,641
Intangible assets	8,397	9,334
Fixed assets	7,242	11,435
Total deferred tax liabilities	$46,220	$48,410
Deferred tax assets:
Reserves and accruals	$(24,308)	$(23,870)
Tax credits	(7,286)	(8,191)
Tax loss carryforwards	(125,601)	(104,337)
Derivative transactions	(669)	(892)
Postretirement and other benefits	(28,512)	(30,635)
Unrealized exchange loss	(4,046)	(12,645)
Other	(8,471)	(8,207)
Gross deferred tax assets	(198,893)	(188,777)
Valuation allowance	131,774	118,518
Total deferred tax assets	$(67,119)	$(70,259)
Net deferred tax asset	$(20,899)	$(21,849)

          The following table presents the breakdown between non-current (assets) liabilities:

	March 31, 2017	March 31, 2016
Non-current asset	$(38,507)	$(38,773)
Non-current liability	17,608	16,924
Net deferred tax asset	$(20,899)	$(21,849)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

During the year ended March 31, 2017, the net deferred tax asset balance decreased by $(454) for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income (Loss) and currency translation adjustments.
         For the year ended March 31, 2017, the valuation allowance increased by $13,256 which is inclusive of $(595) related to adjustments in other comprehensive income and $100 related primarily to currency translation adjustments. The valuation allowance increased primarily due to U.S. federal, U.S. state and non-U.S. tax losses. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2017, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.
         At March 31, 2017, the Company has U.S federal tax loss carryovers of $324,608, non-U.S. tax loss carryovers of $75,873, and U.S. state tax loss carryovers of $575,419. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $29,129 will expire within the next 5 years, $31,586 will expire in later years, and $15,158 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $1,854 will expire within the next five years and $573,565 will expire thereafter. At March 31, 2017, the Company has foreign tax credit carryovers in the United States of $4,348, of which $2,195 will expire within the next five years.
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
         A provision of $30,581 has been made for U.S. or foreign taxes that may result from future remittances of foreign earnings of $95,662. No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $353,032 at March 31, 2017 and $334,445 at March 31, 2016 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 – Employee Benefits (continued)

Retirement Benefits (continued)
During the year ended March 31, 2017, the Company's activity of cash payments triggered settlement accounting. The settlement accounting resulted in a settlement loss of $1,454 recorded in Selling, General and Administrative Expenses ("SGA") and a reduction in accumulated other comprehensive income as of March 31, 2017. In addition, as a result of payments made to employees due to involuntary dismissal in a foreign subsidiary, special termination benefits of $14 were recorded in SGA and the benefit obligation.
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
A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2017 and 2016, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning	$99,632	$107,423	$63,570	$69,939
Service cost	250	1,434	226	271
Interest cost	2,863	3,640	1,728	2,146
Plan amendments	—	—	18	(4)
Plan curtailments	—	(1,963)	—	(256)
Actuarial losses (gains)	(161)	(3,288)	6,245	(5,025)
Settlements/special termination benefits	(4,802)	—	(123)	—
Effects of currency translation	—	—	(4,693)	(681)
Benefits paid	(5,149)	(7,614)	(2,433)	(2,820)
Benefit obligation, ending	$92,633	$99,632	$64,538	$63,570

Change in Plan Assets
Fair value of plan assets, beginning	$40,982	$44,921	$52,774	$53,709
Actual return on plan assets	2,954	(471)	8,784	(289)
Employer contributions	2,902	4,146	2,868	3,211
Plan settlements	(4,802)	—	(136)	—
Effects of currency translation	—	—	(4,731)	(1,037)
Benefits paid	(5,149)	(7,614)	(2,433)	(2,820)
Fair value of plan assets, ending	$36,887	$40,982	$57,126	$52,774
Net amount recognized	$(55,746)	$(58,650)	$(7,412)	$(10,796)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2017	2016	2017	2016
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$—	$—	$7,555	$2,450
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(3,010)	(2,967)	(1,224)	(1,166)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(52,736)	(55,683)	(13,743)	(12,080)
Net amount recognized	$(55,746)	$(58,650)	$(7,412)	$(10,796)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2017	2016	2017	2016
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$92,633	$99,632	$34,391	$32,683
Accumulated benefit obligation	92,633	99,632	33,715	32,068
Fair value of plan assets	36,887	40,982	19,423	19,437

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
Service cost	$250	$1,434	$1,856	$226	$271	$173
Interest cost	2,863	3,640	3,969	1,728	2,146	2,711
Expected return on plan assets	(2,578)	(3,070)	(3,131)	(2,760)	(3,110)	(3,477)
Amortization of actuarial losses	1,136	1,809	1,440	905	1,388	740
Amortization of prior service cost	40	136	192	(1)	1	1
Curtailment loss	—	1,062	—	—	—	—
Special termination benefits	—	—	—	14	—	72
Effects of settlement	1,363	—	35	91	—	(13)
Net periodic pension cost	$3,074	$5,011	$4,361	$203	$696	$207

          The amounts showing in accumulated other comprehensive income at March 31, 2017, March 31, 2016 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(516)	$3,733	$3,217
Net actuarial losses	(49,819)	(4,018)	(53,837)
Deferred taxes	11,347	(529)	10,818
Balance at March 31, 2016	$(38,988)	$(814)	$(39,802)
Prior service credit (cost)	$26	$(691)	$(665)
Net actuarial gains	5,098	(615)	4,483
Deferred taxes	(891)	221	(670)
Total change for 2017	$4,233	$(1,085)	$3,148
Prior service credit (cost)	$(490)	$3,042	$2,552
Net actuarial losses	(44,721)	(4,633)	(49,354)
Deferred taxes	10,456	(308)	10,148
Balance at March 31, 2017	$(34,755)	$(1,899)	$(36,654)

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
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.86%	3.60%	4.20%	3.38%	3.13%	4.30%
Rate of increase in future compensation	Not applicable	4.50%	4.50%	3.47%	3.56%	3.94%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%	5.63%	5.73%	6.83%

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
          The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2017 and 2016:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2017	2016	2017	2016
Discount rate	3.90%	3.86%	2.59%	3.38%
Rate of increase in future compensation	Not applicable	Not applicable	5.91%	3.47%

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2017 is $(1,142) and $(943), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2017 and 2016 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2017	March 31,		March 31,
(percentages)		2017	2016	2017	2016
Asset Category:
Cash and cash equivalents	—%	3.7%	3.2%	34.5%	1.5%
Equity securities	36.0%	34.3%	34.6%	19.6%	58.8%
Debt securities	24.0%	22.4%	22.8%	10.6%	34.2%
Real estate and other investments	40.0%	39.6%	39.4%	35.3%	5.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)
          The Company's investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs and portfolio volatility. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Manager and composite portfolio performance is measured against investment objectives and objective benchmarks, including but not limited to: Citibank 90 Day Treasury Bill, Bloomberg Barclays Intermediate Govt/Credit, Bloomberg Barclays Aggregate, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2500 Growth, MSCI EAFE, HFR Absolute Return, HFR Equity Hedge, and others. The Portfolio Objective is to exceed the actuarial return on assets assumption. Management and the Plan's Consultant regularly review portfolio allocations and periodically rebalance the portfolio to the targeted allocations according to the guidelines set forth in the Company's investment policy. Equity securities do not include the Company's common stock. The Company's diversification and risk control processes serve to minimize the concentration and experience of risk. There are no significant concentrations of risk, in terms of sector, industry, geography or individual company or companies.

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,342	$851	$491	$—
U.S. equities / equity funds	7,649	7,649	—	—
International equities / equity funds	4,997	4,997	—	—
U.S. fixed income funds	7,251	7,251	—	—
International fixed income funds	1,028	1,028	—	—
Other investments:
Diversified funds (1)	10,496	10,463	—	—
Real estate and other (1)	4,124	—	—	—
Total	$36,887	$32,239	$491	$—

U.S. Pension Plans	March 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,326	$815	$511	$—
U.S. equities / equity funds	8,712	8,712	—	—
International equities / equity funds	5,466	5,466	—	—
U.S. fixed income funds	8,178	8,178	—	—
International fixed income funds	1,169	1,169	—	—
Other investments:
Diversified funds (1)	11,791	11,741	—	—
Real estate (1)	4,352	—	—	—
Total	$40,994	$36,081	$511	$—

(1) In accordance with new guidance retrospectively adopted this year, certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy.

Coast Access III Ltd (UL) Class (Diversified). The hedge fund's objective is to use leveraged, long, short, and derivative positions in both domestic and international markets with the goal of generating positive absolute returns uncorrelated to other asset classes over full market cycles. The fund is in process of periodic and self-liquidating drawdown, to be fully liquidated by January 2018.

Trumbull Property Fund (Real Estate and Other). The real estate fund invests primarily in commercial real estate and includes mortgage loans which are backed by associated properties. It focuses on properties that return both lease income and appreciation of the buildings' marketable value. This fund has a quarterly redemption frequency with a 60-day notice period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

The following table summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	March 31, 2017				March 31, 2016
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Diversified funds	33	None	Self-Liquidating	None	50	None	Self-Liquidating	None
Real estate and other	4,124	None	Quarterly	60 Days	4,352	None	Quarterly	60 Days

Non-U.S. Pension Plans	March 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$19,749	$19,749	$—	$—
U.S. equities / equity funds	—	—	—	—
International equities / equity funds	5,208	—	5,208	—
Global equity funds	6,000	—	6,000	—
U.S. fixed income funds	—	—	—	—
International fixed income funds	6,040	—	6,040	—
Global fixed income funds	—	—	—	—
Other investments:
Diversified funds	20,201	—	20,201	—
Real estate	—	—	—	—
Total	$57,198	$19,749	$37,449	$—

Non-U.S. Pension Plans	March 31, 2016
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$776	$776	$—	$—
U.S. equities / equity funds	7,340	7,340	—	—
International equities / equity funds	13,615	4,335	9,280	—
Global equity funds	10,083	—	10,083	—
US fixed income funds	2,829	2,829	—	—
International fixed income funds	8,415	—	8,415	—
Global fixed income funds	6,813	1,384	5,429	—
Other investments:
Diversified funds	1,685	1,685	—	—
Real estate	1,268	1,268	—	—
Total	$52,824	$19,617	$33,207	$—

        The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements." For all periods presented, the Company had no Non-U.S. pension plan assets measured at fair value using the net asset value. Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are general descriptions of asset categories, as well as the valuation methodologies and inputs used to determine the fair value of each major category of plan assets.
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

Cash Flows

Contributions
The Company expects to contribute $3,751 to its U.S. benefits plans and $2,571 to its non-U.S. benefit plans in fiscal 2018.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017
2018	$8,981	$2,996	$339	$142
2019	7,047	2,805	341	147
2020	7,299	2,492	279	162
2021	6,920	2,949	280	169
2022	6,807	2,632	268	175
Years 2023-2027	31,888	15,385	1,320	991

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $4,843 in 2017, $3,978 in 2016 and $4,009 in 2015.

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
          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2017	2016
Discount rate	9.74%	11.33%
Health care cost trend rate assumed for next year	8.00%	8.00%
Ultimate trend rate	8.00%	8.00%

          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
          For 2017 and 2016, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For 2017 the additional cost related to these contracts was $45.
          Prior service credits of $710 and unrecognized net actuarial losses of $460 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)

A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning	$4,217	$8,841	$1,229	$1,243
Service cost	8	23	4	3
Interest cost	132	247	148	113
Effect of currency translation	—	—	144	(107)
Plan amendments	—	(3,933)	—	—
Actuarial losses (gains)	351	(450)	662	93
Benefits paid	(347)	(511)	(102)	(116)
Benefit obligation, ending	$4,361	$4,217	$2,085	$1,229
Change in Plan Assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	347	511	102	116
Benefits paid	(347)	(511)	(102)	(116)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(4,361)	$(4,217)	$(2,085)	$(1,229)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2017	2016	2017	2016
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(339)	$(278)	$(142)	$(96)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(4,022)	(3,939)	(1,943)	(1,133)
Net amount recognized	$(4,361)	$(4,217)	$(2,085)	$(1,229)

          There are no plan assets for 2017 or 2016. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2017	2016	2015	2017	2016	2015
Service cost	$8	$23	$39	$4	$3	$3
Interest cost	132	247	361	148	113	154
Prior service credit	(698)	(349)	(1,196)	(11)	(10)	(14)
Actuarial losses (gains)	413	432	450	3	(2)	(5)
Net periodic benefit costs (income)	$(145)	$353	$(346)	$144	$104	$138

          The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $480 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2018.
          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in 2017, 2016 and 2015.

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

	Years Ended March 31,
Analysis of Segment Operations	2017	2016	2015
Sales and other operating revenues:
North America	$396,217	$468,098	$440,985
Other Regions	1,318,533	1,436,494	1,625,880
Total revenue	$1,714,750	$1,904,592	$2,066,865
Operating income:
North America	$15,333	$25,230	$40,437
Other Regions	69,235	176,557	56,858
Total operating income	84,568	201,787	97,295
Debt retirement expense (income)	(300)	—	(771)
Interest expense	132,667	117,190	113,273
Interest income	8,157	7,077	6,268
Income (loss) before income taxes and other items	$(39,642)	$91,674	$(8,939)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Assets	2017	2016	2015
Segment assets:
North America	$375,782	$338,834	$230,842
Other Regions	1,596,090	1,629,364	1,391,618
Total assets	$1,971,872	$1,968,198	$1,622,460
Trade and other receivables, net
North America	$40,212	$48,229	$26,781
Other Regions	213,973	352,779	212,722
Total trade and other receivables, net	$254,185	$401,008	$239,503
Goodwill:
North America	2,794	2,794	2,794
Other Regions	13,669	13,669	—
Total Goodwill	$16,463	$16,463	$2,794
Equity in net assets of investee companies:
North America	$—	$—	$—
Other Regions	51,443	57,243	53,678
Total equity in net assets of investee companies	$51,443	$57,243	$53,678
Depreciation and amortization:
North America	$7,543	$6,432	$5,618
Other Regions	26,933	21,929	24,005
Total depreciation and amortization	$34,476	$28,361	$29,623
Capital expenditures:
North America	$3,638	$7,516	$10,044
Other Regions	9,099	10,270	12,629
Total capital expenditures	$12,737	$17,786	$22,673

          Geographic information as to sales and other operating revenues is based on the destination of the product shipped. The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2017	2016	2015
Sales and Other Operating Revenues:
United States	$272,161	$311,634	$363,964
China	230,226	209,781	254,658
Belgium	115,632	132,817	137,513
Germany	88,650	110,318	116,713
Russia	87,461	116,941	118,233
Indonesia	75,346	82,867	58,609
Other	845,274	940,234	1,017,175
	$1,714,750	$1,904,592	$2,066,865

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc. and China Tobacco International Inc. for the years ended March 31, 2017, 2016 and 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Property, Plant and Equipment by Location	2017	2016	2015
Property, Plant and Equipment, Net:
Brazil	$77,653	$82,307	$87,161
United States	56,028	59,713	57,861
Zimbabwe	48,738	51,295	—
Malawi	22,299	24,609	25,704
Tanzania	20,997	22,831	23,610
Argentina	6,580	6,914	7,390
Asia	6,130	6,447	6,960
Europe	5,467	6,895	15,191
Zambia	3,877	4,366	6,582
Turkey	2,654	2,955	3,454
Other	6,088	9,193	4,001
	$256,511	$277,525	$237,914

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange (gains) losses in 2017, 2016 and 2015 were $(11,816), $6,498 and $8,274, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,158 and the total assessment including penalties and interest at March 31, 2017 is $13,475. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $2,393. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables

During the year ended March 31, 2017, the Company sold trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit is $100,000. On May 31, 2017, the investment limit was increased to $155,000. See Note 20 "Subsequent Events" to the "Notes to Consolidated Financial Statements" for further information.
          The Company incurred program costs of $1,468 and $1,580 during the years ending March 31, 2017 and 2016 which were included in Other Income (Expense) in the Statements of Consolidated Operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations.
          The agreement for the second securitization program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the respective unaffiliated financial institution which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. The investment limit under the second agreement is $110,000
          Under the programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2017 and 2016, Trade and Other Receivables, Net in the Consolidated Balance Sheets has been reduced by $11,985 and $9,113 as a result of the net settlement. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Statements of Consolidated Operations.
The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2017	2016
Receivables outstanding in facility as of March 31:	$200,084	$188,764

Beneficial interest as of March 31	$38,206	$40,368

Servicing Liability as of March 31	$101	$58

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$648,730	$585,648
Deferred purchase price	231,658	233,753
Service fees	492	553
Total	$880,880	$819,954

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

	March 31,
	2017	2016
Carrying value	$953,006	$920,444
Estimated fair value	867,825	753,038

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of March 31, 2017 and March 31, 2016 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions which are not observable, and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2017 by $207 and $413, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco Supplier Guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is the greater of using a discounted cash flow based on rates with and without the guarantees or applying historical loss rates generated from guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at March 31, 2017 would change by $983 or $1,946, respectively.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017			March 31, 2016
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$943	$—	$943	$—	$—	$—
Securitized beneficial interests	—	38,206	38,206	—	40,368	40,368
Total Assets	$943	$38,206	$39,149	$—	$40,368	$40,368
Liabilities
Guarantees	$—	$7,126	$7,126	$—	$7,350	$7,350
Derivative financial instruments	—	—	—	—	—	—
Total Liabilities	$—	$7,126	$7,126	$—	$7,350	$7,350

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Reconciliation of Change in Recurring Level 3 Balances

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2015	$40,712	$8,650
Sales of receivables/issuance of guarantees	249,326	11,327
Settlements	(246,009)	(11,719)
Losses recognized in earnings	(3,661)	(908)
Ending Balance at March 31, 2016	40,368	7,350
Sales of receivables/issuance of guarantees	229,580	7,478
Settlements	(227,495)	(5,921)
Losses recognized in earnings	(4,247)	(1,781)
Ending Balance at March 31, 2017	$38,206	$7,126

          The amount of total losses included in earnings for the years ended March 31, 2017 and 2016 attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,722 and $1,521 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2017 and 2016:

	Fair value at March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests			Discount Rate	2.9% to 4.37%
	$38,206	Discounted Cash Flow	Payment Speed	46 days to 101 days
Tobacco Supplier Guarantees	2,850	Historical Loss	Historical Loss	10.0% to 16.0%
	4,276	Discounted Cash Flow	Market Interest Rate	16.5% to 38.0%

	Fair value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$40,368	Discounted Cash Flow	Discount Rate	3.17% to 3.77%
			Payment Speed	94.7 to 116.0 days
Tobacco Supplier Guarantees	3,278	Historical Loss	Historical Loss	5.0% to 15.9%
	4,072	Discounted Cash Flow	Market Interest Rate	15.8% to 22.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 19 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2017
	Sales and other operating revenue	$261,101	$389,423	$454,535	$609,691	$1,714,750
	Gross profit	34,051	50,281	65,152	67,545	217,029
	Other income (expense)	(481)	2,104	2,688	585	4,896
	Restructuring	41	577	450	307	1,375
	Net income (loss)	(31,539)	(15,613)	(15,595)	(524)	(63,271)
	Net earnings (loss) attributable to noncontrolling interest	(34)	44	(138)	(215)	(343)
	Net income (loss) attributable to Alliance One International, Inc.	(31,505)	(15,657)	(15,457)	(309)	(62,928)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(3.54)	(1.75)	(1.73)	(0.03)	(7.05)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(3.54)	(1.75)	(1.73)	(0.03)	(7.05)
Market Price	- High	27.23	22.69	19.81	19.50	27.23
	- Low	14.40	15.35	13.75	12.30	12.30
	Year Ended March 31, 2016
	Sales and other operating revenue	$266,282	$414,853	$491,139	$732,318	$1,904,592
	Gross profit	29,398	54,874	68,738	72,784	225,794
	Other income (expense)	560	(1,029)	594	105,302	105,427
	Restructuring	2,948	(386)	1,525	1,801	5,888
	Net income (loss)	(25,957)	(21,123)	11,685	100,840	65,445
	Net earnings (loss) attributable to noncontrolling interest	(7)	(58)	(50)	28	(87)
	Net income (loss) attributable to Alliance One International, Inc.	(25,950)	(21,065)	11,735	100,812	65,532
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(2.93)	(2.37)	1.32	11.33	7.38
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(2.93)	(2.37)	1.32	11.33	7.38
Market Price	- High	25.40	26.47	21.03	17.94	26.47
	- Low	10.80	18.79	10.35	8.33	8.33

(1) Does not add due to quarterly change in average shares outstanding.

Fourth Quarter 2016 - As of March 31, 2016, the Company determined that the significant doubt about the Company's ability to control MTC was eliminated and recorded a gain of $106,203 upon reconsolidation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 - Subsequent Events

Debt Repurchase
In April 2017, the Company purchased $28,645 of its existing $691,591 Second Lien Notes on the open market. All purchased securities were canceled leaving $662,946 of the Second Lien Notes outstanding. Associated costs paid were $72 and related discounts were $(3,730) resulting in net cash repayment of $24,915.

Accounts Receivable Securitization Programs
On May 31, 2017, the Company amended one of its accounts receivable securitization programs. This amendment increased the facility amount from $100,000 to $155,000; replaced one unaffiliated financial institution with another; and changed the agent for the special purpose entity from one unaffiliated financial institution to another.

Note 21 - Reconsolidation of MTC

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
Since the Company already owned 100% of the equity interest, no consideration was transferred as part of the reconsolidation. The Company estimated the fair value of its equity interest in MTC at March 31, 2016 to be $94,395 based on a discounted cash flow model. The amount was then allocated to the fair value of the acquired assets and liabilities, which were recorded on the Consolidated Balance Sheet at March 31, 2016. The fair value of the recognized assets included a customer relationship intangible asset of $24,830 and goodwill of $13,669. The effect of the reconsolidation under the purchase business combination guidance resulted in a gain of $106,203 which has been recorded and shown in “Other Income (Expense)” on the Statement of Consolidated Operations for the year ended March 31, 2016. The gain is the result of the fair value of the equity interest of $94,395 and the reversal of a deferred liability of $11,808.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 - Reconsolidation of MTC (continued)

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

Alliance One Selected Unaudited Pro Forma Combined Financial Information
The unaudited pro forma information in the table below summarizes the combined results of the Company and MTC for the year ended March 31, 2016 as if the companies were combined as of April 1, 2014. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the reconsolidation taken place at the beginning of each period or results of future periods. The following information has been adjusted for intercompany eliminations as required for consolidation accounting.

	Unaudited Proforma Twelve Months Ended March 31,
thousands except per share data	2016	2015
Revenues	$1,912,324	$2,077,732
Operating income	114,615	108,669
Net loss	(31,409)	(24,885)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliance One International, Inc.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2017, and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 14, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
         In making this evaluation, our management considered the matters relating to the prior material weaknesses discussed below. Based on this evaluation, and in light of our completion of remediation of prior material weaknesses as discussed below, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017.

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on that assessment, and in light of our completion of remediation of prior material weaknesses as described below, management believes our internal control over financial reporting was effective as of March 31, 2017.

Remediation of Previously Reported Material Weaknesses
Our Chief Executive Officer and Chief Financial Officer concluded that the following material weaknesses in internal control over financial reporting existed at the Kenyan subsidiary as of March 31, 2016:

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

As discussed below, we completed remediation of these material weakness as of March 31, 2017.

ITEM 9A. CONTROLS AND PROCEDURES (AS REVISED) (continued)

Evaluation of Disclosure Controls and Procedures (continued)

Our Chief Executive Officer and Chief Financial Officer also concluded that the following material weaknesses existed at the regional and corporate levels as of March 31, 2016:

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

As discussed below, we completed remediation of these material weaknesses as of March 31, 2017.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, we completed remediation of these material weaknesses. In connection with our remediation process, we implemented the following:

•	The Kenyan operation is under new management including the Managing Director and the Finance & Operations Manager.

•
The Company has been standardizing key controls across regions. As part of this process, which is being led by Corporate Audit Services, the deficient control activities at the Kenya location were replaced with the standardized key control activities. The control activities in Kenya were tested for design and operating effectiveness in fiscal 2017.

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

Other than the remediation measures described above, there were no other changes that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
          The effectiveness of our internal control over financial reporting as of March 31, 2017 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.
Morrisville, North Carolina

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2017 of the Company and our report dated June 14, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 14, 2017

ITEM 9B. OTHER INFORMATION

None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2017
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	659,673	$61.00	828,340
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	659,673	$61.00	828,340

1) These shares consist of 117,760 restricted stock units and performance share units issued and outstanding under the 2016 Incentive Plan and 541,913 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2017, 2016 and 2015
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2017, 2016 and 2015
Consolidated Balance Sheets - March 31, 2017 and 2016
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2017, 2016 and 2015
Statements of Consolidated Cash Flows - Years ended March 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed June 21, 2016 (SEC File No. 001-13684).

4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684).

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

4.03
Indenture dated as of October 14, 2016 among Alliance One International, Inc., Alliance One Specialty Products, LLC, as initial guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, collateral agent, registrar and paying agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 14, 2016 of Alliance One International, Inc. (SEC File No. 001-13684).

10.01
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.02
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.03
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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)
(b)    Exhibits (continued)

10.04
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 11, 2011 (SEC File No. 001-13684).*

10.05
Alliance One International, Inc. 2016 Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Alliance One International, Inc. on July 15, 2016 (SEC File No. 001-13684)).*

10.06
Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.07
Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.08
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.09	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 001-13684).*

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

10.13
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 001-13684).*

10.14	Summary of director and executive officer compensation arrangements (filed herewith).*

10.15
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2017 and 2016; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2017, 2016 and 2015; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

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

ITEM 16. FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended March 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,418	$12,456	$—	$1,921 (A)	$13,953
Valuation allowance on deferred tax assets	$181,843	$(14,926) (C)	$3,999 (B)	$1,112 (A)	$169,804

Year Ended March 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$13,953	$(169)	$—	$800 (A)	$12,984
Valuation allowance on deferred tax assets	$169,804	$(47,103) (C)	$(3,370) (B)	$813 (A)	$118,518

Year Ended March 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$12,984	$(5,545)	$—	$449 (A)	$6,990
Valuation allowance on deferred tax assets	$118,518	$13,748 (C)	$(595) (B)	$(103) (A)	$131,774

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss
(C) Deferred tax on unremitted earnings of foreign subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2017.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2017.

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer (Principal Executive Officer)	/s/ Carl L. Hausmann By________________________________________________ Carl L. Hausmann Director

/s/ Joel L. Thomas By________________________________________________ Joel L. Thomas Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Jeffrey A. Eckmann By________________________________________________ Jeffrey A. Eckmann Director

/s/ Todd B. Compton By________________________________________________ Todd B. Compton Vice President - Controller (Principal Accounting Officer)	/s/ John D. Rice By________________________________________________ John D. Rice Director

/s/ Joyce L. Fitzpatrick By________________________________________________ Joyce L. Fitzpatrick Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

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

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed June 21, 2016 (SEC File No. 001-13684).

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 29, 2015 (SEC File No. 001-13684).

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

4.03
Indenture dated as of October 14, 2016 among Alliance One International, Inc., Alliance One Specialty Products, LLC, as initial guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, collateral agent, registrar and paying agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 14, 2016 of Alliance One International, Inc. (SEC File No. 001-13684).

10.01
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.02
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.03
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

10.04
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 11, 2011(SEC File No. 001-13684).*

10.05
Alliance One International, Inc. 2016 Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Alliance One International, Inc. on July 15, 2016 (SEC File No. 001-13684)).*

10.06
Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.07
Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.08
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

	10.09	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 001-13684).*

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

10.13
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 001-13684).*

10.14		Summary of director and executive officer compensation arrangements (file herewith).*

10.15
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2017 and 2016; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2017, 2016 and 2015; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

	*	Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.