Form 10-Q
period 2017-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2017-08-03
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ] No [X]

As of July 31, 2017, the registrant had 8,975,159 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three Months Ended June 30, 2017 and 2016	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three Months Ended June 30, 2017 and 2016	4

		Condensed Consolidated Balance Sheets
		June 30, 2017 and 2016 and March 31, 2017	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Three Months Ended June 30, 2017 and 2016	6

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended June 30, 2017 and 2016	7

		Notes to Condensed Consolidated Financial Statements	8 – 22

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	23 – 29

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4.	Controls and Procedures	30

Part II.	Other Information

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Mine Safety Disclosures	31

	Item 5.	Other Information	31

	Item 6.	Exhibits	32

Signature			33

Index of Exhibits			34

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2017	2016

Sales and other operating revenues	$276,993	$261,101
Cost of goods and services sold	248,358	227,050
Gross profit	28,635	34,051
Selling, general and administrative expenses	33,843	38,805
Other income (expense)	4,304	(481)
Restructuring and asset impairment charges	—	41
Operating loss	(904)	(5,276)
Debt retirement expense (income)	(2,975)	—
Interest expense (includes debt amortization of $2,224 and $3,110 for the three months in 2017 and 2016, respectively)	34,101	30,602
Interest income	968	1,838
Loss before income taxes and other items	(31,062)	(34,040)
Income tax expense (benefit)	646	(3,830)
Equity in net income (loss) of investee companies	(925)	(1,329)
Net loss	(32,633)	(31,539)
Less: Net loss attributable to noncontrolling interests	(90)	(34)
Net loss attributable to Alliance One International, Inc.	$(32,543)	$(31,505)

Loss per share:
Basic	$(3.63)	$(3.54)
Diluted	$(3.63)	$(3.54)

Weighted average number of shares outstanding:
Basic	8,964	8,904
Diluted	8,964	8,904

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2017	2016

Net loss	$(32,633)	$(31,539)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	3,742	(2,274)
Defined benefit pension amounts reclassified to income:
Amounts reclassified to income	459	461
Change in fair value of derivatives accounted for as hedges, net of tax	(562)	—
Total other comprehensive income (loss), net of tax	3,639	(1,813)
Total comprehensive loss	(28,994)	(33,352)
Comprehensive loss attributable to noncontrolling interests	(90)	(34)
Comprehensive loss attributable to Alliance One International, Inc.	$(28,904)	$(33,318)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2017	June 30, 2016	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents				$264,406	$158,211	$473,110
Trade receivables, net				200,583	125,682	239,558
Other receivables				12,092	80,669	14,627
Accounts receivable, related parties				14,828	9,266	8,133
Inventories				894,449	938,808	678,325
Advances to tobacco suppliers				70,097	57,906	54,713
Recoverable income taxes				10,568	9,413	7,389
Prepaid expenses				25,290	24,612	17,924
Current derivative asset				275	—	943
Other current assets				17,707	21,356	15,354
Total current assets				1,510,295	1,425,923	1,510,076
Other assets
Investments in unconsolidated affiliates				51,336	56,637	52,328
Goodwill				16,463	16,463	16,463
Other intangible assets				44,616	49,432	46,136
Long-term recoverable income taxes				—	8,941	—
Deferred income taxes, net				40,681	47,112	38,507
Other deferred charges				4,881	4,683	5,397
Other noncurrent assets				53,845	37,204	46,454
				211,822	220,472	205,285
Property, plant and equipment, net				252,885	272,303	256,511
				$1,975,002	$1,918,698	$1,971,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$535,339	$458,165	$475,863
Accounts payable				80,264	77,624	89,434
Due to related parties				8,329	15,496	9,773
Advances from customers				26,183	9,509	30,925
Accrued expenses and other current liabilities				101,817	91,491	91,332
Income taxes				7,365	6,058	5,377
Long-term debt current				10,046	200,355	10,046
Total current liabilities				769,343	858,698	712,750

Long-term debt				916,265	710,713	942,959
Deferred income taxes				20,425	16,936	17,608
Liability for unrecognized tax benefits				10,444	9,643	10,073
Pension, postretirement and other long-term liabilities				80,518	81,008	81,772
				1,027,652	818,300	1,052,412
Commitments and contingencies
Stockholders’ equity	June 30, 2017	June 30, 2016	March 31, 2017
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,760	9,709	9,748	472,640	471,210	472,349
Retained deficit				(241,327)	(177,361)	(208,784)
Accumulated other comprehensive loss				(56,408)	(55,661)	(60,047)
Total stockholders’ equity of Alliance One International, Inc.				174,905	238,188	203,518
Noncontrolling interests				3,102	3,512	3,192
Total equity				178,007	241,700	206,710
				$1,975,002	$1,918,698	$1,971,872
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$—	$3,546	$274,672
Net loss	—	(31,505)	—	—	—	(34)	(31,539)
Stock-based compensation	392	—	—	—	—	—	392
Restricted stock surrendered	(12)	—	—	—	—	—	(12)
Other comprehensive loss, net of tax	—	—	(2,274)	461	—	—	(1,813)

Balance, June 30, 2016	$471,210	$(177,361)	$(16,320)	$(39,341)	$—	$3,512	$241,700

Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss	—	(32,543)	—	—	—	(90)	(32,633)
Stock-based compensation	291	—	—	—	—	—	291
Other comprehensive income (loss), net of tax	—	—	3,742	459	(562)	—	3,639

Balance, June 30, 2017	$472,640	$(241,327)	$(18,551)	$(36,195)	$(1,662)	$3,102	$178,007

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2017 and 2016 (Unaudited)

(in thousands)	June 30, 2017	June 30, 2016

Operating activities
Net loss	$(32,633)	$(31,539)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,387	8,752
Debt amortization/interest	2,742	3,500
Debt retirement	(2,975)	—
(Gain) loss on foreign currency transactions	4,827	(4,310)
Restructuring and asset impairment charges	—	41
Gain on sale of property, plant and equipment	(13)	(215)
Equity in net loss of unconsolidated affiliates, net of dividends	1,187	1,486
Stock-based compensation	345	437
Changes in operating assets and liabilities, net	(208,855)	6,341
Other, net	697	(335)
Net cash used by operating activities	(226,291)	(15,842)

Investing activities
Purchases of property, plant and equipment	(6,061)	(4,058)
Proceeds from sale of property, plant and equipment	1,347	268
Restricted cash	(17)	(457)
Other, net	148	69
Net cash used by investing activities	(4,583)	(4,178)

Financing activities
Net proceeds from short-term borrowings	51,710	(14,936)
Proceeds from long-term borrowings	—	200,035
Repayment of long-term borrowings	(24,961)	(200,355)
Debt issuance cost	(4,628)	(6,428)
Debt retirement cost	(72)	—
Net cash provided (used) by financing activities	22,049	(21,684)

Effect of exchange rate changes on cash	121	195

Decrease in cash and cash equivalents	(208,704)	(41,509)
Cash and cash equivalents at beginning of period	473,110	199,720
Cash and cash equivalents at end of period	$264,406	$158,211

Other information:
Cash paid for income taxes	$885	$3,749
Cash paid for interest	17,910	11,292
Cash received from interest	(968)	(1,838)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $3,854 and $6,185 for the three months ended June 30, 2017 and 2016, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Cash and Cash Equivalents
At June 30, 2017, the Company held $13,576 in the Zimbabwe Real Time Gross Settlement (“RTGS”) System.  RTGS is a local currency equivalent that is exchanged 1:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

New Accounting Standards

Recent Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11 "Inventory," which simplifies the measurement of inventory. Under the previous accounting guidance, an entity measured inventory at the lower of cost or market with market defined as one of three different measures. The primary objective of this accounting guidance is to require a single measurement of inventory at the lower of cost and net realizable value. The Company adopted this guidance on April 1, 2017. There was no impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 “Revenue Recognition (Topic 606), Revenue from Contracts with Customers,” which outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance is effective for the Company April 1, 2018 and the full retrospective approach upon adoption is expected. The implementation group for this ASU is continuing to evaluate the impact of this guidance on the consolidated financial statements and related disclosures, business processes, systems and controls. The Company has identified certain revenue streams for which the timing of revenue recognition could be impacted by this new ASU; however, any potential effect of adoption of this ASU has not yet been quantified.
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

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of June 30, 2017, the Company’s unrecognized tax benefits totaled $15,165, all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2017, accrued interest and penalties totaled $1,765 and $1,009 respectively.  The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2017, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2014; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2017

The effective tax rate used for the three months ended June 30, 2017 was (2.1)% compared to 11.3% for the three months ended June 30, 2016. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Provision for the Three Months Ended June 30, 2017 (continued)

For the three months ended June 30, 2017, the Company recorded a discrete event adjustment expense of $1,554, bringing the effective tax rate estimated for the three months of 2.9% to (2.1)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and liabilities for unrecognized tax benefits. For the three months ended June 30, 2016, the Company recorded a discrete event adjustment benefit of $3,474, bringing the effective tax rate estimated for the three months of 1.1% to 11.3%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the three months ended June 30, 2017 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2017	June 30, 2016	March 31, 2017
Amounts guaranteed (not to exceed)	$195,840	$229,486	$194,656
Amounts outstanding under guarantee	116,257	111,287	106,465
Fair value of guarantees	6,388	5,891	7,126

         Of the guarantees outstanding at June 30, 2017, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2017 and 2016 and March 31, 2017, respectively, the Company had balances of $24,142, $13,127 and $20,860 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the quarter ended March 31, 2015, the Company announced a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations, and initiatives were implemented to increase operational efficiency and effectiveness. The Company will continue to evaluate whether operations meet strategic business objectives and performance metrics in future periods.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (continued)

The following table summarizes the restructuring charges recorded during the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,
Restructuring and Asset Impairment Charges	2017	2016
Employee separation and other cash charges:
Beginning balance	$189	$398
Period charges:
Severance charges	—	7
Other cash charges	—	34
Total period charges	—	41
Payments through June 30	(60)	(340)
Ending balance June 30	$129	$99
Asset impairment and other non-cash charges	$—	$—
Total restructuring charges for the period	$—	$41

The following table summarizes the employee separations and other cash charges recorded in the Company's North America and Other Regions segment during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Employee Separation and Other Cash Charges	2017	2016
Beginning balance:	$189	$398
North America	60	—
Other regions	129	398
Period charges:	$—	$41
North America	—	—
Other regions	—	41
Payments through June 30	$(60)	$(340)
North America	(60)	—
Other regions	—	(340)
Ending balance June 30	$129	$99
North America	—	—
Other regions	129	99

5. GOODWILL AND INTANGIBLES

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization, but rather is tested for impairment annually or whenever events and circumstances indicate that impairment may have occurred. The Company has chosen the first day of the last quarter of its fiscal year as the date to perform its annual goodwill impairment test.

Alliance One International, Inc. and Subsidiaries

5. GOODWILL AND INTANGIBLES (continued)

The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2017		11.54	4.07	2.18
March 31, 2016 balance
Gross carrying amount	$16,463	$58,530	$14,893	$18,502	$108,388
Accumulated amortization	—	(18,324)	(6,611)	(16,419)	(41,354)
Net March 31, 2016	16,463	40,206	8,282	2,083	67,034
Amortization expense	—	(836)	(110)	(193)	(1,139)
Net June 30, 2016	16,463	39,370	8,172	1,890	65,895
Additions	—	—	—	79	79
Amortization expense	—	(2,504)	(322)	(549)	(3,375)
Net March 31, 2017	16,463	36,866	7,850	1,420	62,599
Amortization expense	—	(835)	(518)	(167)	(1,520)
Net June 30, 2017	16,463	36,031	7,332	1,253	61,079

(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.

 The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
July 1, 2017 through March 31, 2018	$2,505	$1,311	$479	$4,295
2019	3,340	1,405	427	5,172
2020	3,340	1,405	247	4,992
2021	3,340	1,396	86	4,822
2022	3,340	1,396	14	4,750
Later	20,166	419	—	20,585
	$36,031	$7,332	$1,253	$44,616
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2017. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company guarantees two of its joint ventures' borrowings which represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. At June 30, 2017 and 2016, and March 31, 2017, the Company’s investment in these joint ventures was $50,450, $55,620, and $51,443, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at June 30, 2017 and 2016, and March 31, 2017, respectively were $14,828, $9,266 and $8,133 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $103,955, $107,009 and $96,378 at June 30, 2017 and 2016, and March 31, 2017, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

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

The following table presents the summary segment information for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Sales and other operating revenues:
North America	$65,287	$49,938
Other regions	211,706	211,163
Total revenue	$276,993	$261,101

Operating income (loss):
North America	$(1,649)	$(978)
Other regions	745	(4,298)
Total operating loss	(904)	(5,276)
Debt retirement expense	(2,975)	—
Interest expense	34,101	30,602
Interest income	968	1,838
Loss before income taxes and other items	$(31,062)	$(34,040)

Analysis of Segment Assets	June 30, 2017	June 30, 2016	March 31, 2017
Segment assets:
North America	$293,057	$316,215	$375,782
Other regions	1,681,945	1,602,483	1,596,090
Total assets	$1,975,002	$1,918,698	$1,971,872

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at June 30, 2017 and 2016. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 458 at a weighted average exercise price of $61.00 per share at June 30, 2017 and 469 at a weighted average exercise price of $60.70 per share at June 30, 2016.

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)

The following table summarizes the computation of earnings per share for the three months ended June 30, 2017 and 2016, respectively.

(in thousands, except per share data)	2017		2016
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(32,543)		$(31,505)

SHARES
Weighted average number of shares outstanding	8,964		8,904

BASIC LOSS PER SHARE	$(3.63)		$(3.54)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(32,543)		$(31,505)

SHARES
Weighted average number of common shares outstanding	8,964		8,904
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Adjusted weighted average number of common shares outstanding	8,964		8,904
DILUTED LOSS PER SHARE	$(3.63)		$(3.54)

* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $345 and $437 for the three months ended June 30, 2017 and 2016, respectively, of which $54 and $45, respectively were with respect to stock-based awards payable in cash.
          The Company’s shareholders approved the 2016 Incentive Plan (the "2016 Plan") at its annual meeting on August 12, 2016, which is the successor to the 2007 Incentive Plan (the “2007 Plan”) as amended on August 11, 2011 and August 6, 2009. The 2016 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.
          During the three months ended June 30, 2017 and 2016, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended June 30,
(in thousands, except grant date fair value)	2017	2016
Restricted Stock
Number Granted	7	6
Grant Date Fair Value	$14.40	$15.40
Restricted Stock Units
Number Granted	57	—
Grant Date Fair Value	$11.75	$—
Performance-Based Stock Units
Number Granted	29	—
Grant Date Fair Value	$11.75	$—

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)

Restricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Restricted stock units granted during the three months ended June 30, 2017 vest ratably over a three-year period. Under the terms of the Performance-Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,982 and the total assessment including penalties and interest at June 30, 2017 is $13,082. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $1,951 at June 30, 2017, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

11. DEBT ARRANGEMENTS

ABL Facility
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and its outstanding senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At June 30, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Senior Secured Second Lien Notes
During the three months ended June 30, 2017, the Company purchased $28,645 of its existing $691,591 9.875% senior secured second lien notes on the open market. All purchased securities were canceled leaving $662,946 of the 9.875% senior secured second lien notes outstanding at June 30, 2017. Related discounts were $(3,730) resulting in net cash repayment of $24,915 and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Associated costs paid were $72, and deferred financing costs and amortization of original issue discount of $683 were accelerated.

12. DERIVATIVE FINANCIAL INSTRUMENTS

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
As of June 30, 2017, Other Comprehensive Loss includes $1,662, net of tax, of unrealized (gains)/losses related to designated cash flow hedges. These contracts did not qualify for hedge accounting as defined by generally accepted accounting principles in the previous years. There were no gains or losses recorded for the three months ended June 30, 2016. The Company recorded losses of $1,206 in its Cost of Goods and Services Sold for the three months ended June 30, 2017. The Company recorded a current derivative asset of $275 and $943 as of June 30, 2017 and March 31, 2017, respectively. There was no current derivative asset as of June 30, 2016.
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

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2017	2016
Service cost	$116	$120
Interest expense	1,063	1,176
Expected return on plan assets	(1,264)	(1,403)
Amortization of prior service cost	10	10
Actuarial loss	511	524
Net periodic pension cost	$436	$427

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the three months ended June 30, 2017, contributions of $1,205 were made to pension plans for fiscal 2018.
    Additional contributions to pension plans of approximately $5,118 are expected during the remainder of fiscal 2018. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of June 30, 2017, contributions of $142 were made to the plans for fiscal 2018. Additional contributions of $338 to the plans are expected during the rest of fiscal 2018. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2017	2016
Service cost	$3	$3
Interest expense	84	67
Amortization of prior service cost	(178)	(177)
Actuarial loss	115	104
Net periodic pension cost (benefit)	$24	$(3)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2017	June 30, 2016	March 31, 2017
Processed tobacco	$596,126	$675,523	$424,984
Unprocessed tobacco	272,303	232,618	220,625
Other	26,020	30,667	32,716
	$894,449	$938,808	$678,325

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2017	$(22,293)	$(36,654)	$(1,100)	$(60,047)
Other comprehensive income (loss) before reclassifications	3,742	—	(562)	3,180
Amounts reclassified to net income, net of tax	—	459	—	459
Other comprehensive income (loss), net of tax	3,742	459	(562)	3,639
Balances, June 30, 2017	(18,551)	(36,195)	(1,662)	(56,408)

Balances, March 31, 2016	$(14,046)	$(39,802)	$—	$(53,848)
Other comprehensive loss before reclassifications	(2,274)	—	—	(2,274)
Amounts reclassified to net income, net of tax	—	461	—	461
Other comprehensive income, net of tax	(2,274)	461	—	(1,813)
Balances, June 30, 2016	(16,320)	(39,341)	—	(55,661)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Pension and postretirement plans (*):
Actuarial loss	$626	$628
Amortization of prior service cost	(167)	(167)
Amounts reclassified from accumulated other comprehensive losses to net earnings	$459	$461
(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the three months ended June 30, 2017, the investment limit of this program was adjusted from up to $100,000 trade receivables to up to $155,000 trade receivables. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.
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
The agreement for the second program also allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES (continued)

the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The investment limit under this agreement is $110,000.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $3,887, $13,673, and $11,985 as a result of the net settlement as of June 30, 2017 and 2016 and March 31, 2017, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.
          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30,		March 31,
	2017	2016	2017
Receivables outstanding in facility	$44,490	$65,786	$200,084
Beneficial interest	$13,199	$14,681	$38,206
Servicing liability	$7	$—	$101
Cash proceeds for the three months ended June 30:
Cash purchase price	$65,233	$136,046	$648,730
Deferred purchase price	75,543	95,658	231,658
Service fees	136	183	492
Total	$140,912	$231,887	$880,880

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

Debt
The fair value of debt is measured for purpose of disclosure. Debt is shown at historical value in the Condensed Consolidated Balance Sheets. When possible, to measure the fair value of its debt the Company uses quoted market prices of its own debt with

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Debt (continued)

approximately the same remaining maturities. When this is not possible, the fair value of debt is calculated using discounted cash flow models with interest rates based upon market based expectations, the Company's credit risk and the contractual terms of the debt instrument. The Company also has portions of its debt with maturities of one year or less for which book value is a reasonable approximation of the fair value of this debt. The fair value of debt is considered to fall within Level 2 of the fair value hierarchy as significant value drivers such as interest rates are readily observable. The carrying value and estimated fair value of the Company's Long-Term Debt are shown in the table below.

	June 30, 2017	June 30, 2016	March 31, 2017
Carrying value	$926,311	$911,068	$953,006
Estimated fair value	855,066	800,394	867,825

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the
LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of June 30, 2017 and 2016 and March 31, 2017 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at June 30, 2017 by $29 and $57, respectively.

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
Tobacco supplier guarantees - The Company provides guarantees to certain third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at June 30, 2017 would change by $881 or $1,743, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	June 30, 2017			June 30, 2016			March 31, 2017
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$275	$—	$275	$—	$—	$—	$943	$—	$943
Securitized beneficial interests	—	13,199	13,199	—	14,681	14,681	—	38,206	38,206
Total Assets	$275	$13,199	$13,474	$—	$14,681	$14,681	$943	$38,206	$39,149
Liabilities
Guarantees	$—	$6,388	$6,388	$—	$5,891	$5,891	$—	$7,126	$7,126
Derivative financial instruments	—	—	—	—	—	—	—	—	—
Total liabilities	$—	$6,388	$6,388	$—	$5,891	$5,891	$—	$7,126	$7,126

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended June 30, 2017
	Securitized Beneficial Interests	Guarantees
Beginning Balance	$38,206	$7,126
Issuances of guarantees/sales of receivables	58,557	638
Settlements	(83,668)	(1,376)
Losses recognized in earnings	104	—
Ending Balance June 30, 2017	$13,199	$6,388

	Three Months Ended June 30, 2016
	Securitized Beneficial Interest	Guarantees
Beginning Balance	$40,368	$7,350
Issuances of guarantees/sales of receivables	61,205	1,003
Settlements	(86,634)	(2,462)
Losses recognized in earnings	(258)	—
Ending Balance June 30, 2016	$14,681	$5,891

The amount of unrealized losses relating to assets still held at the respective dates of June 30, 2017 and 2016 and March 31, 2017 were $340, $458 and $1,722 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at June 30, 2017:

	Fair Value at June 30, 2017		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$13,199	Discounted Cash Flow	Discount Rate	3.23% to 4.28%
			Payment Speed	57 to 99 days
Tobacco Supplier Guarantees	$2,576	Historical Loss	Historical Loss	10.0% to 15.92%
Tobacco Supplier Guarantees	$3,812	Discounted Cash Flow	Market Interest Rate	16.50% to 38.00%
18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2017	June 30, 2016	March 31, 2017
Balances:
Accounts receivable, related parties	$14,828	$9,266	$8,133
Due to related parties	8,329	15,496	9,773

	Three Months Ended June 30,
	2017	2016
Transactions:
Sales	$15,242	$17,246
Purchases	9,938	10,048

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
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At June 30, 2017, the basis difference was $9,786.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview for the three months ended June 30, 2017 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Fiscal year 2018 is progressing favorably and in line with our expectations. Excluding Malawi that has a much smaller crop this year, global market conditions are positive and weather patterns are good, supporting better growing conditions with crop sizes that have returned to more normal levels in key markets where we are currently buying. Total kilos sold this quarter were similar to last year at 61.2 million, although South American shipments were noticeably reduced from the prior year due to minimal carryover of smaller El Niño affected 2016 crops. Other Regions focused mainly on shipments of prior year crops. Revenue for the quarter improved 6.1% or $15.9 million to $277.0 million versus last year due to a 4.8% increase in average sales price, driven by higher lamina sales this year versus byproducts when compared to last year’s quarter. Due to selling mainly prior year crops during the quarter that were impacted by currency and smaller crops sizes last year, gross profit decreased $5.5 million to $28.6 million. Excluding the impact of currency movement in Other Regions, gross profit would have been consistent with the prior year. Offsetting these increased costs, SG&A decreased 12.8% or $5.0 million to $33.8 million, as a result of reduced professional fees and reduced incentive compensation. Additionally, other income improved $4.8 million mainly related to increased sales of intrastate trade tax credits in South America.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Consistent with our plan, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $28.6 million of our 9.875% senior secured second lien notes, leaving $662.9 million at June 30, 2017. Our liquidity at quarter end was strong with available credit lines and cash of $573.3 million including available lines for letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

As we progress into the second quarter we anticipate that our results will begin to reflect improvement versus last year in both sales and profitability. Our customers are focused on enhancing global supply chain sustainability and driving positive change in nicotine consumption habits with reduced risk products. Alliance One is well positioned to continue to meet customer requirements for traditional products with directed agronomy investments in systems and people. Such investments, as well as others, uniquely position our Company as a key supplier for new products our customers are developing and we will continue to invest where appropriate returns should be achievable. We will also pursue additional growth opportunities and take further steps to strengthen our preferred supplier position across our customers’ multiple product requirements. Our focus remains on execution with a well measured approached to best position our company for success in the future and to improve shareholder value.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)			Change
(percentage change is calculated based on thousands)	2017		$		%	2016
Kilos sold	61.2		—		(0.1)	61.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$253.0		$11.7		4.9	$241.3
Average price per kilo	4.13		0.19		4.8	3.94
Processing and other revenues	24.0		4.2		20.7	19.8
Total sales and other operating revenues	277.0		15.9		6.1	261.1
Tobacco cost of goods sold:
Tobacco costs	215.1		14.9		7.5	200.2
Transportation, storage and other period costs	12.7		(1.1)		(8.4)	13.8
Derivative financial instrument and exchange losses (gains)	4.9		7.0		334.4	(2.1)
Total tobacco cost of goods sold	232.7		20.8		9.8	211.9
Average cost per kilo	3.80		0.34		9.8	3.46
Processing and other revenues cost of services sold	15.7		0.6		4.0	15.1
Total cost of goods and services sold	248.4		21.4		9.4	227.0
Gross profit	28.6		(5.5)		(15.9)	34.1
Selling, general and administrative expenses	33.8		(5.0)		(12.8)	38.8
Other income (expense)	4.3		4.8		996.5	(0.5)
Restructuring and asset impairment charges	—		—		100.0	—
Operating loss	(0.9)		4.3		82.9	(5.2)
Debt retirement expense (income)	(3.0)		(3.0)		(297.5)	—
Interest expense	34.1		3.5		11.4	30.6
Interest income	1.0		(0.8)		(47.3)	1.8
Income tax expense (benefit)	0.6		4.4		116.9	(3.8)
Equity in net loss of investee companies	(0.9)		0.4		30.4	(1.3)
Loss attributable to noncontrolling interests	(0.1)		(0.1)		(200.0)	—
Loss attributable to Alliance One International, Inc.	$(32.5)	*	$(1.0)	*	(3.3)	$(31.5)

* Amounts do not equal column totals due to rounding

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary. Total sales and other operating revenues increased 6.1% to $277.0 million primarily due to a 4.8% increase in average sales price due to product mix. Lamina as a percentage of total sales was 10.1% higher this year compared to last year. Volumes were unchanged compared to the prior year due to the timing of shipments. The U.S. dollar strengthened against most foreign currencies last year compared to this year, primarily in Europe. As a result, total costs of goods and services sold increased 9.4% compared to a 6.1% increase in total revenues and gross profit decreased 15.9% to $28.6 million. The impact of currency movement in European currencies and higher conversion costs per kilo in the prior U.S. crop resulted in lowering gross profit as a percentage of sales from 13.0% in the prior year to 10.3% in the current year. Excluding the impact of currency movement, gross profit would have been consistent with the prior year. Selling, general and administrative expense ("SG&A") decreased 12.8% primarily from lower incentive compensation and decreased professional fees. Other income increased $4.8 million primarily related to sales of intrastate trade tax credits in South America. With the lower gross profit offset by improved SG&A and other income, operating loss improved 82.9% from the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 (continued)

During the three months ended June 30, 2017, we purchased $28.6 million of our existing 9.875% senior secured second lien notes due 2021 at a discount resulting in debt retirement income of $3.0 million. Our interest costs increased from the prior year primarily due to higher average borrowings on our seasonal lines of credit at higher average rates. Our effective tax rate was (2.1)% this year compared to 11.3% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts) )		Change
(percentage change is calculated based on thousands)	2017	$	%	2016
Kilos sold	10.8	(1.7)	(13.5)	12.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$61.9	$15.4	33.1	$46.5
Average price per kilo	5.73	2.01	54.0	3.72
Processing and other revenues	3.4	—	(1.3)	3.4
Total sales and other operating revenues	65.3	15.4	30.7	49.9
Tobacco cost of goods sold:
Tobacco costs	52.9	15.7	41.9	37.2
Transportation, storage and other period costs	2.5	(0.2)	(8.1)	2.7
Derivative financial instrument and exchange (gains) losses	0.2	0.2	1,269.2	—
Total tobacco cost of goods sold	55.6	15.7	38.9	39.9
Average cost per kilo	5.15	1.96	61.4	3.19
Processing and other revenues cost of services sold	2.0	(0.2)	(5.7)	2.2
Total cost of goods and services sold	57.6	15.5	36.6	42.1
Gross profit	7.7	(0.1)	(1.1)	7.8
Selling, general and administrative expenses	9.1	0.4	4.0	8.7
Other income (expense)	(0.2)	(0.2)	(2,360.0)	—
Restructuring and asset impairment charges	—	—	—	—
Operating loss	$(1.6)	$(0.7)	(68.5)	$(0.9)

The current year included sales of lamina that were delayed from fiscal 2017 compared to the prior year that primarily included sales of byproducts. The result was a 54.0% increase in average sales prices and a 30.7% improvement in total sales and other operating revenues that was partially offset by a 13.5% decrease in volumes. Average tobacco costs per kilo increased 61.4% from the change in product mix, partially offset by lower volumes, as well as higher conversion costs per kilo due to the smaller weather-related 2016 U.S. crop sold this year. As a result, gross profit was comparable to the prior year; however, gross profit as a percentage of sales decreased from 15.6% last year to 11.8% this year. SG&A increased 4.0% primarily due to timing of franchise taxes in the current year which resulted in an increase in operating loss from the prior year to $(1.6) million.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2017	$	%	2016
Kilos sold	50.4	1.7	3.3	48.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$191.1	$(3.7)	(1.9)	$194.8
Average price per kilo	3.79	(0.21)	(5.3)	4.00
Processing and other revenues	20.6	4.2	25.2	16.4
Total sales and other operating revenues	211.7	0.5	0.3	211.2
Tobacco cost of goods sold:
Tobacco costs	162.2	(0.8)	(0.4)	163.0
Transportation, storage and other period costs	10.2	(0.9)	(8.5)	11.1
Derivative financial instrument and exchange (gains) losses	4.7	6.8	328.5	(2.1)
Total tobacco cost of goods sold	177.1	5.1	3.0	172.0
Average cost per kilo	3.51	(0.02)	(0.6)	3.53
Processing and other revenues cost of services sold	13.7	0.8	5.6	12.9
Total cost of goods and services sold	190.8	5.9	3.2	184.9
Gross profit	20.9	(5.4)	(20.3)	26.3
Selling, general and administrative expenses	24.7	(5.4)	(17.7)	30.1
Other income (expense)	4.5	5.0	1,067.9	(0.5)
Restructuring and asset impairment charges	—	—	(100.0)	—
Operating income (loss)	$0.7	$5.0	117.3	$(4.3)

Total sales and other operating revenues increased slightly with the impact of volume increases offset by lower average sales prices due to product mix primarily in Asia. Volume increases in Asia and Europe from sales that were delayed from fiscal 2017 were primarily offset by less carryover tobacco for sale in Africa and delayed shipments into future quarters in South America. The U.S. dollar strengthened against most foreign currencies last year compared to this year, primarily in Europe. As a result, total costs of goods and services sold increased 3.2% compared to a 0.3% increase in total revenues. As a result, gross profit decreased 20.3% to $20.9 million and gross profit as a percentage of sales decreased from 12.4% to 9.9%. Excluding the impact of currency movement, gross profit and gross margin as a percentage of sales would have been consistent with the prior year. Decreases in SG&A were primarily associated with lower incentive compensation and lower professional fees. In addition, other income increased $5.0 million primarily related to sales of intrastate trade tax credits in South America. As a result of lower SG&A and increased other income offsetting the impact of currency movement in gross profit, operating income improved 117.3% from the prior year.

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
As of June 30, 2017, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2016 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $797.3 million at March 31, 2017 to $741.0 million at June 30, 2017. Our current ratio was 2.0 to 1 at June 30, 2017 and 2.1 to 1 at March 31, 2017. The decrease in working capital is primarily related to the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops partially offset by lower cash balances and accounts receivable due to the timing of collections.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $140.3 million of our outstanding cash balance at June 30, 2017 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2017	2016	2017
Cash and cash equivalents	$264.4	$158.2	$473.1
Trade and other receivables, net	212.7	206.4	254.2
Inventories and advances to tobacco suppliers	964.5	996.7	733.0
Total current assets	1,510.3	1,425.9	1,510.1
Notes payable to banks	535.3	458.2	475.9
Accounts payable	80.3	77.6	89.4
Advances from customers	26.2	9.5	30.9
Total current liabilities	769.3	858.7	712.8
Current ratio	2.0 to 1	1.7 to 1	2.1 to 1
Working capital	741.0	567.2	797.3
Long-term debt	916.3	710.7	943.0
Stockholders’ equity attributable to Alliance One International, Inc.	174.9	238.2	203.5
Net cash provided (used) by:
Operating activities	(226.3)	(15.8)	247.2
Investing activities	(4.6)	(4.2)	(11.5)
Financing activities	22.0	(21.7)	38.2

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $210.5 million in 2017 compared to 2016. The increase in cash used was primarily due to the seasonal buildup of African and South American inventories and advances to tobacco suppliers partially offset by the timing of collections of accounts receivable in accordance with terms.

Investing Cash Flows
Net cash used by investing activities increased $0.4 million in 2017 compared to 2016. The increase in cash used was primarily due to increased purchases of property, plant and equipment in accordance with capital improvements plans for fiscal 2018 partially offset by higher proceeds from the sale of equipment primarily located in Africa.

Financing Cash Flows
Net cash provided by financing activities increased $43.7 million in 2017 compared to 2016. This increase is primarily due to higher net proceeds from short-term borrowings due to the timing of shipments and increases in purchasing requirements for the current African and South American crops.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances and cash from operations when available. At June 30, 2017, we had cash of $264.4 million and total debt outstanding of $1,461.6 million comprised of $545.3 million of short-term and long-term notes payable to banks, $267.5 million of 8.5% senior secured first lien notes, $647.9 million of 9.875% senior secured second lien notes, and $0.9 million of other long-term debt. The $59.5 million seasonal increase in notes payable to banks from March 31, 2017 to June 30, 2017 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended June 30, 2017 and 2016, respectively, were $658.4 million at a weighted average interest rate of 6.2% and $586.7 million at a weighted average interest rate of 5.9%. Aggregated peak borrowings by facility occurring at any time during the three months ended June 30, 2017 and 2016 were repaid with cash provided by operating activities. Available credit as of June 30, 2017 was $308.9 million comprised of $60.0 million under our ABL facility, $241.7 million of notes payable to banks and $7.2 million of availability exclusively for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At June 30, 2017, our unrestricted cash and cash equivalents significantly exceeded $180.0 million. In fiscal 2018, we expect to incur capital expenditures of approximately $30.7 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.
No cash dividends were paid to shareholders during the quarter ended June 30, 2017 and payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and our 9.875% senior secured second lien notes due 2021. We believe that our sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of June 30, 2017:

			June 30, 2017
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
(in millions)	2017	2017	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	267.0	267.5	—	8.5%
9.875% senior secured second lien notes due 2021	675.1	647.9	—	9.9%
Long-term foreign seasonal borrowings	10.0	10.0	—	4.2%	(2)
Other long-term debt	0.9	0.9	—	7.1%	(2)
Notes payable to banks (3)	475.9	535.3	241.7	6.0%	(2)
Total debt	$1,428.9	$1,461.6	301.7
Short term	$475.9	$535.3
Long term:
Long term debt current	$10.0	$10.0
Long term debt	943.0	916.3
	$953.0	$926.3
Letters of credit	$5.2	$5.8	7.2
Total credit available			$308.9

(1)  As of June 30, 2017, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.  At June 30, 2017, the Company’s unrestricted cash and cash equivalents significantly exceeded $180.0 million.

(2) Weighted average rate for the three months ended June 30, 2017.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2017, we had approximately $535.3 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $790.0 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $13.0 million available in unused letter of credit capacity with $5.8 million issued but unfunded.
         The Company also has foreign seasonal borrowings with an original maturity greater than one year. As of June 30, 2017, approximately $10.0 million was drawn and outstanding with a maximum capacity totaling $10.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
See Note 1 "Basis of Presentation and Significant Accounting Policies" of Notes to Condensed Consolidated Financial Statements for further information.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2017. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2017.

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
          There were no changes that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: August 3, 2017	Todd B. Compton Vice President - Controller (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)