Form 10-Q
period 2017-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2017-11-01
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017.

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
 Yes [ ] No [X]

As of October 27, 2017, the registrant had 9,001,255 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Sales and other operating revenues	$447,339	$389,423	$724,332	$650,524
Cost of goods and services sold	378,008	339,142	626,366	566,192
Gross profit	69,331	50,281	97,966	84,332
Selling, general and administrative expenses	34,806	33,362	68,649	72,167
Other income	4,587	2,104	8,889	1,624
Restructuring and asset impairment charges	—	577	—	619
Operating income	39,112	18,446	38,206	13,170
Debt retirement expense	—	—	(2,975)	—
Interest expense (includes debt amortization of $2,668 and $3,087 for the three months and $4,892 and $6,197 for the six months in 2017 and 2016, respectively)	32,756	31,904	66,856	62,507
Interest income	727	2,204	1,694	4,042
Income (loss) before income taxes and other items	7,083	(11,254)	(23,981)	(45,295)
Income tax expense (benefit)	6,403	3,627	7,049	(204)
Equity in net income (loss) of investee companies	276	(732)	(649)	(2,061)
Net income (loss)	956	(15,613)	(31,679)	(47,152)
Less: Net income (loss) attributable to noncontrolling interests	(68)	44	(159)	11
Net income (loss) attributable to Alliance One International, Inc.	$1,024	$(15,657)	$(31,520)	$(47,163)

Earnings (loss) per share:
Basic	$0.11	$(1.75)	$(3.51)	$(5.29)
Diluted	$0.11	$(1.75)	$(3.51)	$(5.29)

Weighted average number of shares outstanding:
Basic	8,982	8,923	8,973	8,914
Diluted	9,010	8,923	8,973	8,914

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$956	$(15,613)	$(31,679)	$(47,152)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,349	(585)	6,091	(2,859)
Defined benefit pension amounts reclassified to income	459	460	918	921
Change in fair value of derivatives accounted for as hedges, net of tax	—	—	(562)	—
Amounts reclassified to income for derivatives	71	—	71	—
Total other comprehensive income (loss), net of tax	2,879	(125)	6,518	(1,938)
Total comprehensive income (loss)	3,835	(15,738)	(25,161)	(49,090)
Comprehensive income (loss) attributable to noncontrolling interests	(68)	44	(159)	11
Comprehensive income (loss) attributable to Alliance One International, Inc.	$3,903	$(15,782)	$(25,002)	$(49,101)

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2017		September 30, 2016	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents				$188,936		$159,297	$473,110
Trade receivables, net				215,113		195,954	239,558
Other receivables				15,654		88,775	14,627
Accounts receivable, related parties				5,325		8,965	8,133
Inventories				928,931		944,012	678,325
Advances to tobacco suppliers				65,639		57,091	54,713
Recoverable income taxes				6,102		18,619	7,389
Prepaid expenses				24,439		26,005	17,924
Current derivative asset				64		—	943
Other current assets				18,448		16,162	15,354
Total current assets				1,468,651		1,514,880	1,510,076

Investments in unconsolidated affiliates				52,606		55,655	52,328
Goodwill				16,463		16,463	16,463
Other intangible assets				43,388		48,402	46,136
Long-term recoverable income taxes				—		8,990	—
Deferred income taxes, net				42,113		48,144	38,507
Other deferred charges				4,364		889	5,397
Other noncurrent assets				55,112		37,634	46,454
Property, plant and equipment, net				252,506		267,667	256,511
Total assets				$1,935,203		$1,998,724	$1,971,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$549,045		$581,891	$475,863
Accounts payable				56,352		51,809	89,434
Due to related parties				21,117		17,357	9,773
Advances from customers				15,079		15,205	30,925
Accrued expenses and other current liabilities				83,513		72,857	91,332
Income taxes				—		6,114	5,377
Long-term debt current				142		10,355	10,046
Total current liabilities				725,248		755,588	712,750

Long-term debt				917,491		901,575	942,959
Deferred income taxes				21,549		25,349	17,608
Liability for unrecognized tax benefits				10,603		10,169	10,073
Pension, postretirement and other long-term liabilities				78,220		79,630	81,772
Total liabilities				1,753,111		1,772,311	1,765,162

Commitments and contingencies					—
Stockholders’ equity	September 30, 2017	September 30, 2016	March 31, 2017
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,781	9,716	9,748	472,892		471,661	472,349
Retained deficit				(240,304)		(193,019)	(208,784)
Accumulated other comprehensive loss				(53,529)		(55,786)	(60,047)
Total stockholders’ equity of Alliance One International, Inc.				179,059		222,856	203,518
Noncontrolling interests				3,033		3,557	3,192
Total stockholders’ equity				182,092		226,413	206,710
Total liabilities and stockholders’ equity				$1,935,203		$1,998,724	$1,971,872
See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$—	$3,546	$274,672
Net income (loss)	—	(47,163)	—	—	—	11	(47,152)
Stock-based compensation	845	—	—	—	—	—	845
Restricted stock surrendered	(14)	—	—	—	—	—	(14)
Other comprehensive income (loss), net of tax	—	—	(2,859)	921	—	—	(1,938)
Balance, September 30, 2016	$471,661	$(193,019)	$(16,905)	$(38,881)	$—	$3,557	$226,413

Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss	—	(31,520)	—	—	—	(159)	(31,679)
Stock-based compensation	545	—	—	—	—	—	545
Restricted stock surrendered	(2)	—	—	—	—	—	(2)
Other comprehensive income (loss), net of tax	—	—	6,091	918	(491)	—	6,518
Balance, September 30, 2017	$472,892	$(240,304)	$(16,202)	$(35,736)	$(1,591)	$3,033	$182,092

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2017 and 2016 (Unaudited)

(in thousands)	September 30, 2017	September 30, 2016

Operating activities
Net loss	$(31,679)	$(47,152)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,671	17,353
Debt amortization/interest	6,235	6,987
Debt retirement	(2,975)	—
Loss (gain) on foreign currency transactions	4,678	(4,536)
Restructuring and asset impairment charges	—	619
Equity in net loss of unconsolidated affiliates, net of dividends	2,745	2,252
Stock-based compensation	598	965
Changes in operating assets and liabilities, net	(289,285)	(110,833)
Other, net	919	79
Net cash used by operating activities	(292,093)	(134,266)

Investing activities
Purchases of property, plant and equipment	(13,318)	(7,202)
Proceeds from sale of property, plant and equipment	1,660	431
Payments to acquire equity method investments	(3,000)	—
Restricted cash	(352)	(256)
Other, net	153	(4)
Net cash used by investing activities	(14,857)	(7,031)

Financing activities
Net proceeds from short-term borrowings	62,287	108,057
Proceeds from long-term borrowings	—	200,000
Repayment of long-term borrowings	(34,961)	(200,355)
Debt issuance cost	(4,910)	(6,451)
Debt retirement cost	(72)	—
Net cash provided by financing activities	22,344	101,251

Effect of exchange rate changes on cash	432	(377)

Decrease in cash and cash equivalents	(284,174)	(40,423)
Cash and cash equivalents at beginning of period	473,110	199,720
Cash and cash equivalents at end of period	$188,936	$159,297

Other information:
Cash paid for income taxes	$10,040	$4,736
Cash paid for interest	63,000	57,845
Cash received from interest	(1,690)	(4,042)

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation, and cash flows at the dates and for the periods presented have been included. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Taxes Collected from Customers
Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in Sales and Other Operating Revenues and Cost of Goods and Services Sold and were $7,244 and $6,406 for the three months ended September 30, 2017 and 2016, respectively, and $11,098 and $12,591 for the six months ended September 30, 2017 and 2016, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Cash and Cash Equivalents
At September 30, 2017, the Company held $3,921 in the Zimbabwe Real Time Gross Settlement (“RTGS”) System.  RTGS is a local currency equivalent that is exchanged 1:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

New Accounting Standards

Recent Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-11, Inventory. ASU 2015-11 simplifies the measurement of inventory. Under the previous accounting guidance, an entity measured inventory at the lower of cost or market with market defined as one of three different measures. The primary objective of this accounting guidance is to require a single measurement of inventory at the lower of cost and net realizable value. The Company adopted this guidance on April 1, 2017. There was no impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606), Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This guidance is effective for the Company on April 1, 2018 and the full retrospective approach upon adoption is expected. The implementation group for this ASU is continuing to evaluate the impact of this guidance on the consolidated financial statements and related disclosures, business processes, systems, and controls. The Company has identified certain revenue streams for which the timing of revenue recognition could be impacted by this new ASU; however, the Company does not expect there to be a material impact to the consolidated financial statements as a result.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 requires equity investments (excluding equity method investments) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for the Company on April 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The guidance must be adopted using a modified retrospective approach and is effective for the Company on April 1, 2020. Early adoption is permitted. The Company is currently evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

Alliance One International, Inc. and Subsidiaries

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance is effective for the Company on April 1, 2020. The Company is currently evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. This guidance is effective for the Company on April 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. This guidance is effective for the Company on April 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to determine implied goodwill in measuring an impairment loss. Upon adoption, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the amount of goodwill. This guidance is effective for the Company on April 1, 2020. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. This guidance is effective for the Company on April 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued to better align risk and management activities to financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments to cash flow and net investment hedge relationships that exist on the date of adoption are applied using a modified retrospective approach. The presentation and disclosure requirements apply prospectively. This guidance is effective for the Company on April 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of September 30, 2017, the Company’s unrecognized tax benefits totaled $15,235, all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2017, accrued interest and penalties totaled $1,749 and $1,104, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.
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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Accounting for Uncertainty in Income Taxes (continued)
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2017, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2014. However, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2017
The effective tax rate used for the six months ended September 30, 2017 was (29.4)% compared to 0.5% for the six months ended September 30, 2016. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded, differences between discrete items recognized for the periods that include changes in net exchange losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.
For the six months ended September 30, 2017, the Company recorded a discrete event adjustment expense of $692, bringing the effective tax rate estimated for the six months of (26.5)% to (29.4)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and liabilities for unrecognized tax benefits. For the six months ended September 30, 2016, the Company recorded a discrete event adjustment benefit of $2,836, bringing the effective tax rate estimated for the six months of (5.8)% to 0.5%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the six months ended September 30, 2017 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate, and certain losses for which no benefit is currently recorded.

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

The following table summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2017	September 30, 2016	March 31, 2017
Amounts guaranteed (not to exceed)	$125,060	$206,923	$194,656
Amounts outstanding under guarantee	98,748	89,822	106,465
Fair value of guarantees	2,770	4,467	7,126

Of the guarantees outstanding at September 30, 2017, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2017, the Company had $20,860 due to local banks on behalf of suppliers included in Accounts Payable in the Condensed Consolidated Balance Sheets. There were no similar balances as of September 30, 2017 and 2016.

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

Alliance One International, Inc. and Subsidiaries

4. GOODWILL AND INTANGIBLES (continued)

The Company has no intangible assets with indefinite useful lives. It does have intangible assets, which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the periods provided below:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of September 30, 2017		11.31	4.14	2.09
March 31, 2016 balance
Gross carrying amount	$16,463	$58,530	$14,893	$18,502	$108,388
Accumulated amortization	—	(18,324)	(6,611)	(16,419)	(41,354)
Net March 31, 2016	16,463	40,206	8,282	2,083	67,034
Amortization expense	—	(836)	(110)	(193)	(1,139)
Net June 30, 2016	16,463	39,370	8,172	1,890	65,895
Amortization expense	—	(834)	(8)	(188)	(1,030)
Net September 30, 2016	16,463	38,536	8,164	1,702	64,865
Additions	—	—	—	79	79
Amortization expense	—	(1,670)	(314)	(361)	(2,345)
Net March 31, 2017	16,463	36,866	7,850	1,420	62,599
Amortization expense	—	(835)	(518)	(167)	(1,520)
Net June 30, 2017	16,463	36,031	7,332	1,253	61,079
Amortization expense	—	(836)	(224)	(168)	(1,228)
Net September 30, 2017	$16,463	$35,195	$7,108	$1,085	$59,851

(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.

 The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
October 1, 2017 through March 31, 2018	$1,669	$748	$311	$2,728
2019	3,340	1,467	427	5,234
2020	3,340	1,401	247	4,988
2021	3,340	1,397	86	4,823
2022	3,340	1,397	14	4,751
Later	20,166	698	—	20,864
	$35,195	$7,108	$1,085	$43,388
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2017. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

5. VARIABLE INTEREST ENTITIES

The Company holds variable interests in eight joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company guarantees two of its joint ventures' borrowings which represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. At September 30, 2017 and 2016, and March 31, 2017, the Company’s investment in these joint ventures was $51,825, $54,639, and

Alliance One International, Inc. and Subsidiaries

5. VARIABLE INTEREST ENTITIES (continued)

$51,443, respectively, and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at September 30, 2017 and 2016, and March 31, 2017, respectively, were $5,325,
$8,965, and $8,133 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $75,625, $94,054, and $96,378 at September 30, 2017 and 2016, and March 31, 2017, respectively. The investments, advances, and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

6. SEGMENT INFORMATION

The Company purchases, processes, sells, and stores leaf tobacco. Tobacco is purchased in more than 35 countries and shipped to approximately 90 countries. The sales, logistics, and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to its major customers. Within certain quality and grade constraints, tobacco is fungible, and subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.
Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices, are allocated to the segments based upon segment operating income. Intercompany transactions are allocated to the operating segment that either purchases or processes the tobacco.

The following table presents the summary segment information for the three months and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Sales and other operating revenues:
North America	$59,331	$58,823	$124,618	$108,760
Other regions	388,008	330,600	599,714	541,764
Total revenue	$447,339	$389,423	$724,332	$650,524

Operating income:
North America	$7,772	$3,659	$6,123	$2,681
Other regions	31,340	14,787	32,083	10,489
Total operating income	39,112	18,446	38,206	13,170
Debt retirement expense	—	—	(2,975)	—
Interest expense	32,756	31,904	66,856	62,507
Interest income	727	2,204	1,694	4,042
Income (loss) before income taxes and other items	$7,083	$(11,254)	$(23,981)	$(45,295)

Analysis of Segment Assets	September 30, 2017	September 30, 2016	March 31, 2017
Segment assets:
North America	$382,940	$396,413	$375,782
Other regions	1,552,263	1,602,311	1,596,090
Total assets	$1,935,203	$1,998,724	$1,971,872

7. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding, net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at September 30, 2017 and 2016. This subsidiary waives its right to receive dividends and it does not have the right to vote.

Alliance One International, Inc. and Subsidiaries

7. EARNINGS PER SHARE (continued)

Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share at September 30, 2017 and 461 at a weighted average exercise price of $61.09 per share at September 30, 2016.

The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands, except per share data)	2017	2016		2017		2016
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$1,024	$(15,657)		$(31,520)		$(47,163)
SHARES
Weighted average number of shares outstanding	8,982	8,923		8,973		8,914
BASIC EARNINGS (LOSS) PER SHARE	$0.11	$(1.75)		$(3.51)		$(5.29)
DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$1,024	$(15,657)		$(31,520)		$(47,163)
SHARES
Weighted average number of common shares outstanding	8,982	8,923		8,973		8,914
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	28	—	*	—	*	—	*
Adjusted weighted average number of common shares outstanding	9,010	8,923		8,973		8,914
DILUTED EARNINGS (LOSS) PER SHARE	$0.11	$(1.75)		$(3.51)		$(5.29)
* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

8. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $253 and $528 for the three months ended September 30, 2017 and 2016, respectively, of which $0 and $75, respectively, were for stock-based awards payable in cash and $598 and $965 for the six months ended September 30, 2017 and 2016, respectively, of which $54 and $120, respectively, were for stock-based awards payable in cash.
          The Company’s shareholders approved the 2016 Incentive Plan (the "2016 Plan") at its annual meeting on August 12, 2016, which is the successor to the 2007 Incentive Plan (the “2007 Plan”) as amended on August 11, 2011 and August 6, 2009. The 2016 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards, and incentive awards to officers, directors, and employees of the Company.

Alliance One International, Inc. and Subsidiaries

8. STOCK-BASED COMPENSATION (continued)

During the three months and six months ended September 30, 2017 and 2016, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2017	2016	2017	2016
Restricted Stock
Number Granted	7	7	14	13
Grant Date Fair Value	$10.90	$19.12	$12.65	$17.55
Restricted Stock Units
Number Granted	—	56	57	56
Grant Date Fair Value	$—	$17.76	$11.75	$17.76
Performance-Based Stock Units
Number Granted	—	28	29	28
Grant Date Fair Value	$—	$17.76	$11.75	$17.76

Restricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Restricted stock units granted during the three months ended September 30, 2017 vest ratably over a three-year period. Under the terms of the performance-based stock units, shares ultimately issued will be contingent upon the achievement of specified business performance goals.

9. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $4,158 and the total assessment including penalties and interest at September 30, 2017 is $13,821. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.  The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties. However, approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $1,926 at September 30, 2017, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

9. CONTINGENCIES AND OTHER INFORMATION (continued)

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

10. DEBT ARRANGEMENTS

ABL Facility
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing its outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At September 30, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Senior Secured Second Lien Notes
During the six months ended September 30, 2017, the Company purchased $28,645 of its existing $691,591 of the 9.875% senior secured second lien notes on the open market. All purchased securities were canceled leaving $662,946 of the 9.875% senior secured second lien notes outstanding at September 30, 2017. Related discounts were $3,730 resulting in net cash repayment of $24,915 and were recorded in Repayment of Long-Term Borrowings in the Condensed Consolidated Statements of Cash Flows. Associated costs paid were $72, and deferred financing costs and amortization of original issue discount of $683 were accelerated.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

Alliance One International, Inc. and Subsidiaries

11. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Financial Instruments (continued)
As of September 30, 2017, Other Comprehensive Loss includes $1,591, net of tax, of unrealized gains related to designated cash flow hedges. These contracts did not qualify for hedge accounting as defined by generally accepted accounting principles in the previous years. There were no gains or losses recorded for the three months and six months ended September 30, 2016. The Company recorded losses/(gains) of $283 and ($985) in its Cost of Goods and Services Sold for the three months and six months ended September 30, 2017, respectively. The Company recorded a current derivative asset of $64 and $943 as of September 30, 2017 and March 31, 2017, respectively. There was no current derivative asset as of September 30, 2016.
The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 16 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for further information of fair value methodology.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has multiple benefit plans at several locations. The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age, and compensation. The Company also maintains various other excess benefit and supplemental plans that provide additional benefits to (1) certain individuals whose compensation, and the resulting benefits that would have actually been paid, are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions. The Company funds these plans in amounts consistent with the funding requirements of federal law and regulations. The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.
Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom.

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Service cost	$116	$120	$232	$240
Interest expense	1,063	1,176	2,126	2,352
Expected return on plan assets	(1,264)	(1,403)	(2,529)	(2,806)
Amortization of prior service cost	10	10	21	20
Actuarial loss	511	524	1,022	1,048
Net periodic pension cost	$436	$427	$872	$854

	Other Postretirement Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Service cost	$3	$3	$7	$6
Interest expense	85	67	169	134
Amortization of prior service cost	(178)	(177)	(355)	(354)
Actuarial loss	115	104	230	208
Net periodic pension cost (benefit)	$25	$(3)	$51	$(6)

For the six months ended September 30, 2017, contributions of $2,919 and $229 were made to pension plans and postretirement health and life insurance benefits for fiscal 2018, respectively. Additional contributions to pension plans and postretirement health and life insurance benefits of approximately $3,403 and $251, are expected during the remainder of fiscal 2018, respectively.

Alliance One International, Inc. and Subsidiaries

13. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2017	September 30, 2016	March 31, 2017
Processed tobacco	$716,384	$690,805	$424,984
Unprocessed tobacco	192,234	223,166	220,625
Other	20,313	30,041	32,716
	$928,931	$944,012	$678,325

14. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of Accumulated Other Comprehensive Loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2017	$(22,293)	$(36,654)	$(1,100)	$(60,047)
Other comprehensive income (loss) before reclassifications	3,742	—	(562)	3,180
Amounts reclassified to net income, net of tax	—	459	—	459
Other comprehensive income (loss), net of tax	3,742	459	(562)	3,639
Balances, June 30, 2017	(18,551)	(36,195)	(1,662)	(56,408)
Other comprehensive income before reclassifications	2,349	—	—	2,349
Amounts reclassified to net earnings, net of tax	—	459	71	530
Other comprehensive income, net of tax	2,349	459	71	2,879
Balances, September 30, 2017	$(16,202)	$(35,736)	$(1,591)	$(53,529)

Balances, March 31, 2016	$(14,046)	$(39,802)	$—	$(53,848)
Other comprehensive loss before reclassifications	(2,274)	—	—	(2,274)
Amounts reclassified to net income net of tax	—	461	—	461
Other comprehensive income (loss), net of tax	(2,274)	461	—	(1,813)
Balances, June 30, 2016	(16,320)	(39,341)	—	(55,661)
Other comprehensive loss before reclassifications	(585)	—	—	(585)
Amounts reclassified to net income, net of tax	—	460	—	460
Other comprehensive income (loss), net of tax	(585)	460	—	(125)
Balances, September 30, 2016	$(16,905)	$(38,881)	$—	$(55,786)

The following table sets forth amounts by component, reclassified from Accumulated Other Comprehensive Loss to earnings for the three months and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Pension and postretirement plans*:
Actuarial loss	$626	$627	$1,252	$1,255
Amortization of prior service cost	(167)	(167)	(334)	(334)
Amounts reclassified from accumulated other comprehensive losses to net income	$459	$460	$918	$921
* Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 12 "Pension and Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

17-

Alliance One International, Inc. and Subsidiaries

15. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the six months ended September 30, 2017, the investment limit of this program was adjusted from up to $100,000 trade receivables to up to $155,000 trade receivables. The agreement for the second program is an uncommitted program, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution.
Under the programs, the Company receives a cash payment and a deferred purchase price receivable in exchange for receivables sold. Following the sale and transfer of the receivables to the unaffiliated financial institutions, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institutions, which have all rights, including the right to pledge or sell the receivables.
Under the programs, all of the receivables sold are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included in Net Cash Used by Operating Activities in the Condensed Consolidated Statements of Cash Flows. The deferred purchase price receivable is paid as payments on the receivables are collected from account debtors and represents a continuing involvement and a beneficial interest in the transferred financial assets. This beneficial interest is recognized at fair value and is included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets. See Note 16 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
The Company is servicer of both facilities and may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $6,433, $1,531, and $11,985 as a result of the net settlement as of September 30, 2017 and 2016, and March 31, 2017, respectively.
The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30,		March 31,
	2017	2016	2017
Receivables outstanding in facility	$123,526	$95,030	$200,084
Beneficial interest	$23,668	$29,371	$38,206
Servicing liability	$—	$—	$101

Cash proceeds for the six months ended September 30:
Cash purchase price	$228,930	$246,235	$648,730
Deferred purchase price	118,118	113,509	231,658
Service fees	225	286	492
Total	$347,273	$360,030	$880,880

16. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs utilized in valuation techniques to measure fair value may be observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect the Company's market assumptions.

The fair value hierarchy categorizes these inputs into the following three levels:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the items measured at fair value on a recurring basis:

	September 30, 2017			September 30, 2016			March 31, 2017
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$64	$—	$64	$—	$—	$—	$943	$—	$943
Securitized beneficial interests	—	23,668	23,668	—	29,371	29,371	—	38,206	38,206
Total assets	$64	$23,668	$23,732	$—	$29,371	$29,371	$943	$38,206	$39,149
Liabilities
Long-term debt	$852,082	$—	$852,082	$803,924	$—	$803,924	$867,825	$—	$867,825
Guarantees	—	2,770	2,770	—	4,467	4,467	—	7,126	7,126
Total liabilities	$852,082	$2,770	$854,852	$803,924	$4,467	$808,391	$867,825	$7,126	$874,951

Level 2 measurements

•
Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations whose inputs are observable. The primary inputs to the valuation include market expectations, the Company's credit risk, and the contractual terms of the debt instrument.

•
Derivatives: The fair value of derivatives is based on the discounted cash flow analysis of the expected future cash flows. The primary inputs to the valuation include forward yield curves, implied volatilities, LIBOR rates, and credit valuation adjustments.

Level 3 measurements

•
Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates ranging between 15.0% and 35.0% and the Company’s historical loss rates ranging between 2.6% and 8.9% as of September 30, 2017.

•
Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 54 days a discount rate of 3.7% as of September 30, 2017.

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

The following table presents the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended September 30, 2017		Six Months Ended September 30, 2017
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance, March 31, 2017	$13,199	$6,388	$38,206	$7,126
Issuances of guarantees/sales of receivables	52,206	1,428	110,763	2,066
Settlements	(40,503)	(4,578)	(124,171)	(5,954)
Losses recognized in earnings	(1,234)	(468)	(1,130)	(468)
Ending balance, September 30, 2017	$23,668	$2,770	$23,668	$2,770

	Three Months Ended September 30, 2016		Six Months Ended September 30, 2016
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning balance, March 31, 2016	$14,681	$5,891	$40,368	$7,350
Issuances of guarantees/sales of receivables	41,651	3,122	102,856	4,125
Settlements	(26,093)	(4,518)	(112,727)	(6,980)
Losses recognized in earnings	(868)	(28)	(1,126)	(28)
Ending balance, September 30, 2016	$29,371	$4,467	$29,371	$4,467

Unrealized losses for securitized beneficial interests as of September 30, 2017 and 2016, and March 31, 2017 were $747, $639, and $1,722, respectively. Gains and losses included in earnings are reported in Other Income (Expense).

17. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The Company's operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring or processing inventory. The following is a summary of transactions with related parties of the Company:

	September 30, 2017	September 30, 2016	March 31, 2017
Balances:
Accounts receivable, related parties	$5,325	$8,965	$8,133
Due to related parties	21,117	17,357	9,773

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Transactions:
Sales	$7,814	$21,674	23,056	$38,920
Purchases	26,423	17,496	37,937	27,544
The Company’s balances due to and from related parties are primarily with its equity method investments located in Asia, South America, North America, and Europe, which purchase and process tobacco or produce consumable e-liquids.

Alliance One International, Inc. and Subsidiaries

18. INVESTEE COMPANIES

The Company has equity method investments in companies in India, Thailand, Turkey, and Brazil that purchase and process tobacco. The investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%, Oryantal Tutun Paketleme 50%, and China Brasil Tobacos Exportadora SA (“CBT”) 49%. The Company also has a 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products. On August 21, 2017, the Company completed a $3,000 purchase of a 40% interest in an additional e-liquid company. The difference between the book basis of the Company's 40% interest and the fair value of the investment recorded was $2,481. At September 30, 2017, the basis difference remained $2,481.
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets, and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At September 30, 2017, the basis difference was $9,451.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview for the six months ended September 30, 2017 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Fiscal year 2018 continues to progress favorably and in line with our expectations. Excluding Malawi, that has a much smaller crop this year, global market conditions are positive and weather patterns are good, supporting better growing conditions with crop sizes that have returned to more normal levels in key markets where we are currently or have completed purchasing. The heavy North American hurricane season has not affected our contracted flue cured crop and qualities are generally good. Total kilos sold this quarter were slightly above last year at 92.0 million. These volumes have been affected by a prolonged shortage of containers in South America and China; however, we do expect to be able to catch up on those shipments through the third and fourth quarters. The second quarter starts the new crop shipping season with the improved marketing conditions showing through in the results. Revenue for the quarter improved 14.9% or $57.9 million to $447.3 million versus last year due to a 12.4% increase in average sales price, driven by higher lamina sales this year versus byproducts when compared to last year’s quarter. Gross profit improved by 37.9% to $69.3 million. Additionally, other income improved $2.5 million mainly related to various factors in South America.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Consistent with our plan, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $28.6 million of our 9.875% senior secured second lien notes, leaving $662.9 million at September 30, 2017. Our liquidity at quarter end was strong with available credit lines and cash of $517.1 million including available lines for letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

As we progress into the third quarter, we anticipate that our results will continue to reflect improvement versus last year in both sales and profitability. Our customers are focused on reducing costs, increasing efficiency and enhancing their global supply chains, as well as driving positive change in consumption with increased reduced risk product offerings. Future prospects for our business are bright and we are excited about developing and maximizing future opportunities that should drive improved profitability and enhanced shareholder value. We are taking measured steps to strengthen our preferred supplier role with customers, further developing our position as a key supplier for both traditional requirements as well as next generation reduced risk products.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended September 30,						Six Months Ended September 30,
(in millions, except per kilo amounts)		Change						Change
(percentage change is calculated based on thousands)	2017	$		%	2016		2017		$		%	2016
Kilos sold	92.0	3.2		3.6	88.8		153.2		3.2		2.1	150.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$417.4	$58.9		16.4	$358.5		$670.4		$70.6		11.8	$599.8
Average price per kilo	4.54	0.50		12.4	4.04		4.38		0.38		9.5	4.00
Processing and other revenues	29.9	(1.0)		(3.2)	30.9		53.9		3.2		6.3	50.7
Total sales and other operating revenues	447.3	57.9		14.9	389.4		724.3		73.8		11.3	650.5
Tobacco cost of goods sold:
Tobacco costs	337.7	43.3		14.7	294.4		552.8		58.2		11.8	494.6
Transportation, storage and other period costs	22.7	0.4		1.8	22.3		35.4		(0.7)		(1.9)	36.1
Derivative financial instrument and exchange losses (gains)	(0.1)	0.2		66.7	(0.3)		4.8		7.1		308.7	(2.3)
Total tobacco cost of goods sold	360.3	43.9		13.9	316.4		593.0		64.6		12.2	528.4
Average cost per kilo	3.92	0.36		10.1	3.56		3.87		0.35		9.9	3.52
Processing and other revenues cost of services sold	17.7	(5.0)		(22.0)	22.7		33.3		(4.5)		(11.9)	37.8
Total cost of goods and services sold	378.0	38.9		11.5	339.1		626.3		60.1		10.6	566.2
Gross profit	69.3	19.0		37.9	50.3		98.0		13.7		16.2	84.3
Selling, general and administrative expenses	34.8	1.4		4.3	33.4		68.6		(3.6)		(5.0)	72.2
Other income	4.6	2.5		118.0	2.1		8.9		7.3		447.4	1.6
Restructuring and asset impairment charges	—	(0.6)		(100.0)	0.6		—		(0.6)		(100.0)	0.6
Operating income	39.1	20.7		112.0	18.4		38.2	*	25.1	*	190.1	13.1
Debt retirement expense (income)	—	—		—	—		(3.0)		(3.0)		(100.0)	—
Interest expense	32.8	0.9		2.7	31.9		66.9		4.4		7.0	62.5
Interest income	0.7	(1.5)		(67.0)	2.2		1.7		(2.3)		(58.1)	4.0
Income tax expense (benefit)	6.4	2.8		76.6	3.6		7.0		7.3		3,555.4	(0.3)
Equity in net income (loss) of investee companies	0.3	1.0		137.7	(0.7)		(0.6)		1.5		68.5	(2.1)
Loss attributable to noncontrolling interests	(0.1)	(0.1)		(100.0)	—		(0.1)		(0.1)		(100.0)	—
Income (loss) attributable to Alliance One International, Inc.	$1.0	$16.7	*	106.5	$(15.7)	*	$(31.5)		$15.7	*	33.2	$(47.2)	*

* Amounts do not equal column totals due to rounding

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary. Total sales and other operating revenues increased $57.9 million to $447.3 million attributable to a 3.6% increase in volumes, primarily from Asia and Europe due to the timing of shipments and a 12.4% increase in average sales price due to product mix. Lamina as a percentage of total sales was 15.5% higher this year compared to last year. Normalized crop sizes in South America this year, following the smaller weather-related crop size last year, lowered conversion costs and created a normalized leaf purchasing environment. As a result, average tobacco costs per kilo only increased 10.1% and processing costs decreased 22.0%. Processing revenues remaining comparable with the prior year due to larger crop sizes in some markets. For the current quarter compared to the same quarter in the prior year, total revenues increased 14.9% while total costs of goods and services sold increased

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 (continued)

11.5%. As a result, gross profit increased 37.9% to $69.3 million and gross profit as a percentage of sales improved from 12.9% in the prior year to 15.5% in the current year. Selling, general and administrative expense ("SG&A") increased slightly by 4.3% which was offset by higher other income primarily related to the receipt of funds previously held in escrow in South America that are now covered by bond. Mainly driven by increased gross profit, operating income improved 112.0% from the prior year.
Our interest costs increased from the prior year primarily due to higher average borrowings on our seasonal lines of credit at higher average rates. Our effective tax rate was 90.4% this year compared to (32.2)% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the quarters, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Three Months Ended September 30,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2017	$	%	2016
Kilos sold	9.3	1.0	12.0	8.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$50.6	$1.4	2.8	$49.2
Average price per kilo	5.44	(0.49)	(8.3)	5.93
Processing and other revenues	8.7	(0.9)	(9.4)	9.6
Total sales and other operating revenues	59.3	0.5	0.9	58.8
Tobacco cost of goods sold:
Tobacco costs	40.5	0.6	1.5	39.9
Transportation, storage and other period costs	3.5	0.7	25.0	2.8
Derivative financial instrument and exchange (gains) losses	(0.2)	(0.3)	(300.0)	0.1
Total tobacco cost of goods sold	43.8	1.0	2.3	42.8
Average cost per kilo	4.71	(0.45)	(8.7)	5.16
Processing and other revenues cost of services sold	5.6	(0.1)	(1.8)	5.7
Total cost of goods and services sold	49.4	0.9	1.9	48.5
Gross profit	9.9	(0.4)	(3.9)	10.3
Selling, general and administrative expenses	2.5	(3.6)	(59.0)	6.1
Other income	0.4	0.4	100.0	—
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$7.8	$4.1	110.8	$3.7

The current quarter volumes increased by 12% driven by the timing of shipments when compared to the same quarter in the prior year. However, current sales included a higher ratio of byproducts to lamina than in the prior year which lowered average sales prices by 8.3%. The impact of increased volumes was partially offset by the decrease in average sales prices, with total sales and other operating revenues in the current quarter improving slightly by 0.9%. Total tobacco cost increases from higher volumes sold was significantly offset by an 8.7% decrease in average tobacco costs per kilo from the change in product mix. As a result, gross profit was comparable to the prior year. However, gross profit as a percentage of sales decreased from 17.5% last year to 16.7% this year. SG&A decreased by 59.0% primarily due to lower allocations for general corporate services. Primarily as a result of lower SG&A, operating income increased by 110.8% from the prior year to $7.8 million.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended September 30,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2017	$	%	2016
Kilos sold	82.7	2.2	2.7	80.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$366.8	$57.5	18.6	$309.3
Average price per kilo	4.44	0.60	15.6	3.84
Processing and other revenues	21.2	(0.1)	(0.5)	21.3
Total sales and other operating revenues	388.0	57.4	17.4	330.6
Tobacco cost of goods sold:
Tobacco costs	297.2	42.7	16.8	254.5
Transportation, storage and other period costs	19.2	(0.3)	(1.5)	19.5
Derivative financial instrument and exchange (gains) losses	0.1	0.5	125.0	(0.4)
Total tobacco cost of goods sold	316.5	42.9	15.7	273.6
Average cost per kilo	3.83	0.43	12.6	3.40
Processing and other revenues cost of services sold	12.1	(4.9)	(28.8)	17.0
Total cost of goods and services sold	328.6	38.0	13.1	290.6
Gross profit	59.4	19.4	48.5	40.0
Selling, general and administrative expenses	32.3	5.0	18.3	27.3
Other income	4.2	2.1	100.0	2.1
Restructuring and asset impairment charges	—	(0.1)	(100.0)	0.1
Operating income	$31.3	$16.6	112.9	$14.7

Volumes improved 2.7% primarily from Asia and Europe due to the timing of shipments. Average sales prices increased 15.6% primarily from product mix in South America and Europe as current sales included a higher ratio of lamina to byproducts than in the prior year. As a result of product mix and the current South America crop size normalizing after the smaller weather-related crop size last year which lowered conversion costs and normalized the leaf purchasing environment, average tobacco costs per kilo increased by only 12.6% and processing costs decreased by 28.8%. Processing revenues remained consistent with the prior year due to larger crop sizes in some markets. For the current quarter compared to the same quarter in the prior year, total sales and other operating revenues increased 17.4% compared to a 13.1% increase in total costs of goods and services sold. In addition, gross profit increased 48.5% to $59.4 million and gross profit as a percentage of sales increased from 12.1% to 15.3%. Increases in SG&A were due to higher allocations for general corporate services and increased compensation costs. Partially offsetting higher SG&A, other income increased $2.1 million primarily related to the receipt of funds previously held in escrow in South America that are now covered by bond. Mainly driven by improved gross profit, operating income increased 112.9% when compared with the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

Summary. Total sales and other operating revenues increased $73.8 million to $724.3 million attributable to a 2.1% increase in volumes, primarily from Asia and Europe, due to the timing of shipments and a 9.5% increase in average sales price due to product mix. Lamina as a percentage of total sales was 14.2% higher this year compared to last year. Average tobacco costs per kilo increased 9.9% from product mix and the impact of European currency movement, partially offset by lower conversion costs from the current South America crop size normalizing after the smaller weather-related crop size last year. The larger South America crop size this year was the primary driver of processing and other revenues increasing 6.3%, with processing costs decreasing 11.9% from lower conversion costs. Current year revenues increased by 11.3% ,while total costs of goods and services sold increased by 10.6%. As a result, gross profit increased by 16.2% to $98.0 million and gross profit as a percentage of sales improved from 13.0% in the prior year to 13.5% in the current year. SG&A decreased by 5.0% primarily due to lower legal and professional fees and incentive compensation costs. Other income increases of $7.3 million were mainly driven by sales of intrastate trade tax credits in South America and the receipt of South American funds previously held in escrow that are now covered by bond. Operating income improved by 190.1% to $38.2 million when compared to the prior year.
During the current year, we purchased $28.6 million of our existing 9.875% senior secured second lien notes due 2021 at a discount, resulting in debt retirement income of $3.0 million. Our interest costs increased from the prior year primarily due to higher average borrowings on our seasonal lines of credit at higher average rates. Our effective tax rate was (29.4)% this year compared to 0.5% last year. The variance in the effective tax rate between this year and last year is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the periods that include changes in valuation allowanced, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region

North America Region Supplemental Information
	Six Months Ended September 30,
		Change
	2017	$	%	2016
Kilos sold	20.1	(0.7)	(3.4)	20.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$112.5	$16.8	17.6	$95.7
Average price per kilo	5.60	1.00	21.7	4.60
Processing and other revenues	12.1	(0.9)	(6.9)	13.0
Total sales and other operating revenues	124.6	15.9	14.6	108.7
Tobacco cost of goods sold:
Tobacco costs	93.4	16.2	21.0	77.2
Transportation, storage and other period costs	6.0	0.4	7.1	5.6
Derivative financial instrument and exchange losses	—	(0.1)	(100.0)	0.1
Total tobacco cost of goods sold	99.4	16.5	19.9	82.9
Average cost per kilo	4.95	0.96	24.1	3.99
Processing and other revenues cost of services sold	7.6	(0.2)	(2.6)	7.8
Total cost of goods and services sold	107.0	16.3	18.0	90.7
Gross profit	17.6	(0.4)	(2.2)	18.0
Selling, general and administrative expenses	11.6	(3.2)	(21.6)	14.8
Other income	0.1	0.1	100.0	—
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$6.1	$3.4	125.9	$2.7

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016 (continued)

North America Region (continued)

Total sales and other operating revenues increased 14.6% primarily due to a 21.7% increase in average sales prices. The increase in average sales prices and the 24.1% increase in average tobacco costs per kilo are mainly driven by product mix. The current year sales included a higher ratio of lamina to byproducts than in the prior year. However, the lamina sold in the current year included higher levels of lower margin prior year crops. Volumes decreases of 3.4% were primarily due to reduced customer demand. As a result, gross margin decreased slightly by 2.2% to $17.6 million this year and gross margin as a percentage of sales declined from 16.6% to 14.1%. Decreases in SG&A by 21.6% were attributable to lower allocations for general corporate services. Operating income improved by 125.9% to $6.1 million primarily due to the decrease in SG&A.

Other Regions

Other Regions Supplemental Information
	Six Months Ended September 30,
		Change
	2017	$	%	2016
Kilos sold	133.1	3.9	3.0	129.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$557.9	$53.8	10.7	$504.1
Average price per kilo	4.19	0.29	7.4	3.90
Processing and other revenues	41.8	4.1	10.9	37.7
Total sales and other operating revenues	599.7	57.9	10.7	541.8
Tobacco cost of goods sold:
Tobacco costs	459.4	42.0	10.1	417.4
Transportation, storage and other period costs	29.4	(1.1)	(3.6)	30.5
Derivative financial instrument and exchange gains	4.8	7.2	300.0	(2.4)
Total tobacco cost of goods sold	493.6	48.1	10.8	445.5
Average cost per kilo	3.71	0.26	7.5	3.45
Processing and other revenues cost of services sold	25.7	(4.3)	(14.3)	30.0
Total cost of goods and services sold	519.3	43.8	9.2	475.5
Gross profit	80.4	14.1	21.3	66.3
Selling, general and administrative expenses	57.1	(0.3)	(0.5)	57.4
Other income	8.8	7.2	450.0	1.6
Restructuring and asset impairment charges	—	(0.1)	(100.0)	0.1
Operating income	$32.1	$21.7	208.7	$10.4

Total sales and other operating revenues increased 10.7% to $599.7 million primarily due to a 3.0% increase in volumes from Asia and Europe due to the timing of shipments and a 7.4% increase in average sales prices driven by product mix in South America and Europe. Average tobacco costs per kilo increased 7.5% from product mix and the impact of European currency movement partially offset by lower conversion costs from the current South America crop size normalizing after the smaller weather-related crop size last year. The larger South America crop size this year was the primary driver of processing and other revenues increasing by 10.9%, with processing costs decreasing by 14.3% from lower conversion costs. As a result, gross margin improved by 21.3% to $80.4 million while gross margin as a percentage of sales increased from 12.2% to 13.4%. SG&A remained comparable with the prior year as decreased legal and professional fees and incentive compensation costs were partially offset by higher allocations for general corporate services. Other income increases of $7.2 million were mainly driven by sales of intrastate trade tax credits in South America and the receipt of South American funds previously held in escrow that are now covered by bond. Operating income improved by 208.7% to $32.1 million when compared to the prior year.

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
As of September 30, 2017, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased, with processing and shipping scheduled to occur during the third quarter. Indonesian purchasing also began in August, and we are processing and beginning to ship. Europe has almost completed processing, and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur in full effect during the third quarter, seasonally elevating working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements and, accordingly we plan to monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $797.3 million at March 31, 2017 to $743.5 million at September 30, 2017. Our current ratio was 2.0 to 1 at September 30, 2017 and 2.1 to 1 at March 31, 2017. The decrease in working capital is primarily related to the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops partially offset by lower cash balances.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $132.7 million of our outstanding cash balance at September 30, 2017 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	September 30,		March 31,
(in millions except for current ratio)	2017	2016	2017
Cash and cash equivalents	$188.9	$159.3	$473.1
Trade and other receivables, net	230.8	284.7	254.2
Inventories and advances to tobacco suppliers	994.6	1,001.1	733.0
Total current assets	1,468.7	1,514.9	1,510.1
Notes payable to banks	549.0	581.9	475.9
Accounts payable	56.4	51.8	89.4
Advances from customers	15.1	15.2	30.9
Total current liabilities	725.2	755.6	712.8
Current ratio	2.0 to 1	2.0 to 1	2.1 to 1
Working capital	743.5	759.3	797.3
Long-term debt	917.5	901.6	943.0
Stockholders’ equity attributable to Alliance One International, Inc.	179.1	222.9	203.5
Net cash provided (used) by:
Operating activities	(292.1)	(134.3)	247.2
Investing activities	(14.9)	(7.0)	(11.5)
Financing activities	22.3	101.3	38.2

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $157.8 million in the six months ended September 30, 2017 compared to the 2016 period. The increase in cash used was primarily due to the seasonal buildup of African and South American inventories and advances to tobacco suppliers due to a larger crop size in Brazil and the timing of shipments. Net cash used also increased due to reduced collections of accounts receivable in accordance with terms due to the timing of shipments.

Investing Cash Flows
Net cash used by investing activities increased $7.9 million in the six months ended September 30, 2017 compared to the 2016 period. The increase in cash used was primarily due to increased purchases of property, plant and equipment in accordance with capital improvements plans for fiscal 2018 and payments to acquire certain equity method investments partially offset by higher proceeds from the sale of equipment primarily located in Africa.

Financing Cash Flows
Net cash provided by financing activities decreased $79.0 million in the six months ended September 30, 2017 compared to the 2016 period. This decrease is primarily due to lower net proceeds from short-term borrowings due to the timing of shipments and the purchase of $28.6 million of our existing 9.875% senior secured second lien notes due 2021 in the current year.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances and cash from operations when available. At September 30, 2017, we had cash of $188.9 million and total debt outstanding of $1,466.7 million comprised of $549.0 million of short-term notes payable to banks, $268.0 million of 8.5% senior secured first lien notes, $648.8 million of 9.875% senior secured second lien notes, and $0.9 million of other long-term debt. The $73.2 million seasonal increase in notes payable to banks from March 31, 2017 to September 30, 2017 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended September 30, 2017 and 2016, respectively, were $650.1 million at a weighted average interest rate of 5.7% and $688.7 million at a weighted average interest rate of 5.8%. Aggregated peak borrowings by facility occurring at any time during the three months ended September 30, 2017 and 2016 were repaid with cash provided by operating activities. Available credit as of September 30, 2017 was $328.2 million comprised of $60.0 million under our ABL facility, $261.2 million of notes payable to banks and $7.0 million of availability exclusively for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At September 30, 2017, our unrestricted cash and cash equivalents exceeded $180.0 million. In fiscal 2018, we expect to incur capital expenditures of approximately $30.7 million for routine replacement of equipment as well as investment in assets intended to add value to our customers or increase efficiency.
No cash dividends were paid to shareholders during the quarter ended September 30, 2017 and payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and our 9.875% senior secured second lien notes due 2021. We believe that our sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of September 30, 2017:

			September 30, 2017
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
(in millions)	2017	2017	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	267.0	268.0	—	8.5%
9.875% senior secured second lien notes due 2021	675.1	648.8	—	9.9%
Long-term foreign seasonal borrowings	10.0	—	—	4.3%	(2)
Other long-term debt	0.9	0.9	—	7.1%	(2)
Notes payable to banks (3)	475.9	549.0	261.2	5.9%	(2)
Total debt	$1,428.9	$1,466.7	321.2
Short-term	$475.9	$549.0
Long-term:
Long-term debt current	$10.0	$0.1
Long-term debt	943.0	917.6
	$953.0	$917.7
Letters of credit	$5.2	$6.1	7.0
Total credit available			$328.2

(1)  As of September 30, 2017, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.  At September 30, 2017, the Company’s unrestricted cash and cash equivalents exceeded $180.0 million.

(2) Weighted average rate for the six months ended September 30, 2017.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2017, we had approximately $549.0 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $823.3 million subject to limitations as provided for in the agreement governing our ABL credit facility. Additionally against these lines there was $13.1 million available in unused letter of credit capacity with $6.1 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
See Note 1 "Basis of Presentation and Significant Accounting Policies" of "Notes to Condensed Consolidated Financial Statements" for further information.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2017.

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
          There were no changes that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: November 1, 2017	Todd B. Compton Vice President - Controller (Principal Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)