Form 10-Q
period 2017-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2018-02-08
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2017.

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
 Yes [ ] No [X]

As of January 31, 2018, the registrant had 9,008,725 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December,
(in thousands, except per share data)	2017	2016	2017	2016

Sales and other operating revenues	$477,783	$454,535	$1,202,115	$1,105,060
Cost of goods and services sold	404,282	389,383	1,030,648	955,576
Gross profit	73,501	65,152	171,467	149,484
Selling, general and administrative expenses	34,625	28,736	103,274	100,904
Other income, net	1,019	2,688	9,909	4,311
Restructuring and asset impairment charges	—	450	—	1,068
Operating income	39,895	38,654	78,102	51,823
Debt retirement expense (benefit)	—	2,339	(2,975)	2,339
Interest expense (includes debt amortization of $2,734 and $2,649 for the three months and $7,921 and $8,846 for the nine months in 2017 and 2016, respectively)	33,222	35,129	100,079	97,635
Interest income	601	1,845	2,295	5,888
Income (loss) before income taxes and other items	7,274	3,031	(16,707)	(42,263)
Income tax expense (benefit)	(73,282)	20,977	(66,233)	20,774
Equity in net income of investee companies	7,770	2,351	7,121	290
Net income (loss)	88,326	(15,595)	56,647	(62,747)
Net income attributable to noncontrolling interests	130	138	289	127
Net income (loss) attributable to Alliance One International, Inc.	$88,456	$(15,457)	$56,936	$(62,620)

Earnings (loss) per share:
Basic	$9.83	$(1.73)	$6.34	$(7.02)
Diluted	$9.80	$(1.73)	$6.32	$(7.02)

Weighted average number of shares outstanding:
Basic	9,001	8,941	8,982	8,923
Diluted	9,029	8,941	9,009	8,923

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$88,326	$(15,595)	$56,647	$(62,747)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	725	(4,529)	6,817	(7,388)
Defined benefit pension amounts reclassified to income:
Settlement	—	1,120	—	1,120
Amounts reclassified to income	459	461	1,376	1,382
Change in the fair value of derivatives designated as cash flow hedges	(64)	—	(626)	—
Amounts reclassified to income for derivatives	656	—	727	—
Total other comprehensive income (loss), net of tax	1,776	(2,948)	8,294	(4,886)
Total comprehensive income (loss)	90,102	(18,543)	64,941	(67,633)
Comprehensive income attributable to noncontrolling interests	130	138	289	127
Comprehensive income (loss) attributable to Alliance One International, Inc.	$90,232	$(18,405)	$65,230	$(67,506)

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2017	December 31, 2016	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents				$209,490	$296,490	$473,110
Trade receivables, net				222,451	175,860	239,558
Other receivables				18,366	94,321	14,627
Accounts receivable, related parties				9,832	12,015	8,133
Inventories				905,680	845,133	678,325
Advances to tobacco suppliers				69,872	97,037	54,713
Recoverable income taxes				19,025	16,065	7,389
Prepaid expenses				17,730	18,012	17,924
Current derivative asset				—	—	943
Other current assets				18,984	15,615	15,354
Total current assets				1,491,430	1,570,548	1,510,076

Investments in unconsolidated affiliates				67,069	52,797	52,328
Goodwill				16,463	16,463	16,463
Other intangible assets				41,837	47,317	46,136
Deferred income taxes, net				128,979	45,079	38,507
Other deferred charges				3,848	4,819	5,397
Other noncurrent assets				55,091	37,490	46,454
Property, plant and equipment, net				249,471	261,802	256,511
Total assets				$2,054,188	$2,036,315	$1,971,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$536,170	$558,095	$475,863
Accounts payable				46,678	50,400	89,434
Due to related parties				22,939	7,258	9,773
Advances from customers				31,646	17,504	30,925
Accrued expenses and other current liabilities				92,446	90,372	91,332
Income taxes				14,902	10,562	5,377
Long-term debt current				142	10,356	10,046
Total current liabilities				744,923	744,547	712,750

Long-term taxes payable				15,110	—	—
Long-term debt				918,820	969,253	942,959
Deferred income taxes				15,649	25,298	17,608
Liability for unrecognized tax benefits				10,522	10,220	10,073
Pension, postretirement and other long-term liabilities				76,442	78,809	81,772
Total liabilities				1,781,466	1,828,127	1,765,162

Commitments and contingencies
Stockholders’ equity	December 31, 2017	December 31, 2016	March 31, 2017
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,794	9,735	9,748	473,156	471,979	472,349
Retained deficit				(151,848)	(208,476)	(208,784)
Accumulated other comprehensive loss				(51,753)	(58,734)	(60,047)
Total stockholders’ equity of Alliance One International, Inc.				269,555	204,769	203,518
Noncontrolling interests				3,167	3,419	3,192
Total stockholders’ equity				272,722	208,188	206,710
Total liabilities and stockholders’ equity				$2,054,188	$2,036,315	$1,971,872
See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$—	$3,546	$274,672
Net loss	—	(62,620)	—	—	—	(127)	(62,747)
Restricted stock surrender	(31)	—	—	—	—	—	(31)
Stock-based compensation	1,180	—	—	—	—	—	1,180
Other comprehensive income (loss), net of tax	—	—	(7,388)	2,502	—	—	(4,886)
Balance, December 31, 2016	$471,979	$(208,476)	$(21,434)	$(37,300)	$—	$3,419	$208,188

Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net income (loss)	—	56,936	—	—	—	(289)	56,647
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	815	—	—	—	—	—	815
Purchase of additional investment in subsidiary	—	—	—	—	—	264	264
Other comprehensive income, net of tax	—	—	6,817	1,376	101	—	8,294
Balance, December 31, 2017	$473,156	$(151,848)	$(15,476)	$(35,278)	$(999)	$3,167	$272,722

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2017 and 2016 (Unaudited)

(in thousands)	December 31, 2017	December 31, 2016
Operating activities
Net income (loss)	$56,647	$(62,747)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	24,845	25,859
Debt amortization/interest	9,514	10,142
Debt retirement (benefit) expense	(2,975)	2,339
Loss (gain) on foreign currency transactions	4,951	(10,780)
Restructuring and asset impairment charges	—	1,068
Gain on sale of property, plant and equipment	(89)	(490)
Bad debt recovery	(122)	(2,801)
Equity in net (income) loss of unconsolidated affiliates, net of dividends	(5,025)	4,194
Stock-based compensation	869	1,360
Changes in operating assets and liabilities, net	(336,336)	(10,588)
Other, net	1,129	180
Net cash used by operating activities	(246,592)	(42,264)

Investing activities
Purchases of property, plant and equipment	(17,395)	(9,483)
Proceeds from sale of property, plant and equipment	1,832	771
Payments to acquire equity method investments	(10,000)	—
Restricted cash	(440)	—
Other, net	(119)	66
Net cash used by investing activities	(26,122)	(8,646)

Financing activities
Net proceeds from short-term borrowings	48,159	93,552
Proceeds from long-term borrowings	—	472,484
Repayment of long-term borrowings	(34,961)	(400,355)
Debt issuance cost	(5,010)	(17,618)
Debt retirement cost	(72)	(73)
Net cash provided by financing activities	8,116	147,990

Effect of exchange rate changes on cash	978	(310)

(Decrease) increase in cash and cash equivalents	(263,620)	96,770
Cash and cash equivalents at beginning of period	473,110	199,720
Cash and cash equivalents at end of period	$209,490	$296,490

Other information:
Cash paid for income taxes	$12,719	$7,147
Cash paid for interest	79,083	64,322
Cash received from interest	1,647	5,888

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Due to the seasonal nature of the Company’s business, the results of operations for any fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year. In the opinion of management, all normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. All intercompany accounts and transactions have been eliminated.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Taxes Collected from Customers
Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in Sales and Cost of Sales and were $2,703 and $5,412 for the three months ended December 31, 2017 and 2016, respectively, and $13,801 and $18,003 for the nine months ended December 31, 2017 and 2016, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Cash and Cash Equivalents
As of December 31, 2017, the Company held $1,079 in the Zimbabwe Real Time Gross Settlement (“RTGS”) System.  RTGS is a local currency equivalent that is exchanged 1:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

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

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606), Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This guidance is effective for the Company on April 1, 2018 and the modified retrospective approach upon adoption is expected. The implementation group for this ASU is continuing to evaluate the impact of this guidance on the consolidated financial statements and related disclosures, business processes, systems, and controls. The Company has identified certain revenue streams for which the timing of revenue recognition could be impacted by this new ASU. While the Company does not expect the adoption of this guidance to have a material impact to the consolidated financial statements, the Company does expect the adoption of this guidance to result in additional disclosures.
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

Alliance One International, Inc. and Subsidiaries

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and liabilities arising from leases on the balance sheet. In addition, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance may be adopted using a modified retrospective approach and is effective for the Company on April 1, 2020. The Company has formed a project team to evaluate and implement this guidance. The Company has elected to adopt an accounting policy, for all asset classes, to include both the lease and non-lease components as a single component and account for it as a lease. The Company has elected to utilize the transition practical expedients, as prescribed in ASC 842-10-65-1(f). The adoption of this guidance is expected to materially increase assets and liabilities on the consolidated balance sheets. The Company does not expect the adoption of this guidance to have a material impact on its existing debt covenants.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance is effective for the Company on April 1, 2020. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. This guidance is effective for the Company on April 1, 2019. Early adoption is permitted. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued to better align risk and management activities to financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments to cash flow and net investment hedge relationships that exist on the date of adoption are applied using a modified retrospective approach. The presentation and disclosure requirements apply prospectively. This guidance is effective for the Company on April 1, 2019. Early adoption is permitted. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of December 31, 2017, the Company’s unrecognized tax benefits totaled $8,058, all of which would impact the Company’s effective tax rate if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2017, accrued interest and penalties totaled $1,815 and $939, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Accounting for Uncertainty in Income Taxes (continued)

During the three months ended December 31, 2017, the Company recognized a previously unrecognized tax benefit in connection with an uncertain tax position pertaining to the pricing of certain intercompany cross-border transactions. The total amount of the income tax benefit recognized in the current period totaled approximately $7,185. The Company’s change in judgment with regards to the recognition of this uncertain tax position was the result of further analysis after a recent U.S. Tax Court decision which provided favorable precedent to support the recognition of the tax benefit associated with the Company’s position.
The Company does not currently foresee any changes in the amount of its unrecognized tax benefits in the next twelve months but acknowledges circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly has not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2017, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2015; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Enactment of Tax Cuts and Jobs Act (“Tax Act”)
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made, to disclose and recognize at a later date.
As of December 31, 2017, the Company has not completed its accounting related to the enactment of the Tax Act but has determined that reasonable estimates can be made for the impact of the U.S. statutory rate change on its U.S. deferred tax assets and liabilities, the impact of the law change on its assessment of the realizability of the U.S. deferred tax assets, and the impact of the so-called transition tax on its tax payable position. The discrete net tax effects of the aforementioned items resulted in a one-time benefit of $59,431; consisting of a valuation allowance release on remeasured net deferred tax assets in the U.S. and other effects of tax reform totaling a net tax benefit of $92,606, partially offset by the transition tax expense net of foreign tax credits of $33,175.
In reaching these estimates, the Company utilized all available instructional guidance to the Tax Act issued by the regulatory bodies in the U.S., including the U.S. Department of the Treasury, prior to February 8, 2018. However, these estimates are not capable of finalization given the lack of regulatory guidance in many areas, as well as the complexity in acquiring the data required to calculate the impact on its tax accounts. The Company will revise and conclude its accounting as and when additional information is obtained, which in many cases is contingent on the timing of issuance of regulatory guidance.
For these reasons, the ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and changes based on additional regulatory guidance that may be issued. Acknowledging this uncertainty, accounting for the impacts of the Tax Act is expected to be completed within the next twelve months. Any future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.
The Company continues to analyze the impact of provisions which will be effective in future years. Relevant to the current financial statements, the Company's selection of an accounting policy with respect to the new Global Intangible Low-Taxed Income (“GILTI”) tax rules will depend, in part, on analyzing its foreign income to determine whether it expects to have future U.S. taxable income inclusions related to GILTI and, if so, what the impact is expected to be. The Company is currently in the process of analyzing its structure in light of the Tax Act and, as a result, has not yet made a policy decision regarding whether to record deferred taxes in accordance with the GILTI provisions.
The Company has historically accrued U.S. deferred taxes in connection with certain foreign earnings which were not considered to be permanently reinvested as these earnings were expected to be distributed to the U.S. However, the so-called transition tax, as described under the Tax Act, has resulted in immediate U.S. taxation of our previously untaxed foreign earnings as of December 31, 2017. As a result, the Company has reversed the U.S. deferred taxes previously recognized on those foreign earnings that were not considered to be permanently reinvested. No additional income taxes have been provided in connection with any remaining untaxed foreign earnings or any additional outside basis difference with respect to our investments in our foreign subsidiaries as the Company assesses whether these investments continue to be indefinitely reinvested in our foreign operations, except for certain taxable basis differences in foreign equity investees.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Provision for the Nine Months Ended December 31, 2017
The effective tax rate used for the nine months ended December 31, 2017 was 396.4% compared to (49.2)% for the nine months ended December 31, 2016. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The primary difference in the effective tax rate this year compared to last year is due to the impact of the Tax Act, which included the direct impact of the transition tax expense as well as the indirect benefit associated with the release of the U.S. federal valuation allowance that was previously recorded against our U.S. federal deferred tax assets.
For the nine months ended December 31, 2017, the Company recorded the net tax effects of certain discrete events, including the changes in U.S. tax law resulting from the Tax Act, which resulted in an income tax benefit of $56,086, bringing the effective tax rate estimated for the nine months of 60.7% to 396.4%. This discrete income tax benefit relates primarily to the impact of U.S. tax reform which resulted in a net benefit due to the release of the valuation allowance which was partially offset by the transition tax. For the nine months ended December 31, 2016, the Company recorded the tax effects of a discrete event resulting in additional income tax expense of $6,821, bringing the effective tax rate estimated for the nine months of (33.0)% to (49.2)%. This discrete income tax expense relates primarily to net exchange losses on income tax accounts, net exchange losses related to liabilities for unrecognized tax benefits, and the release of uncertain tax positions. The significant difference in the estimated effective tax rate for the nine months ended December 31, 2017 from the U.S. federal statutory rate is primarily due to the impact of the Tax Act.

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

The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2017	December 31, 2016	March 31, 2017
Amounts guaranteed (not to exceed)	$165,333	$184,096	$194,656
Amounts outstanding under guarantee	96,154	86,218	106,465
Fair value of guarantees	2,913	4,759	7,126

Of the guarantees outstanding at December 31, 2017, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which is included in Accounts Receivable, Related Parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Rural credit financing repayment is due to local banks based on contractual due dates. As of March 31, 2017, the Company had $20,860 due to local banks on behalf of suppliers included in Accounts Payable in the Condensed Consolidated Balance Sheets. There were no similar balances as of December 31, 2017 and 2016.

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

The following table presents goodwill and intangible assets as of December 31, 2017 and March 31, 2017:

	December 31, 2017					March 31, 2017
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Additions	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Additions	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationship intangible	11.08 years	$58,530	$—	$(24,170)	$34,360	$58,530	$—	$(21,664)	$36,866
Production and supply contract intangibles	3.91 years	14,893	—	(8,343)	6,550	14,893	—	(7,043)	7,850
Internally developed software intangible	1.97 years	18,581	—	(17,654)	927	18,502	79	(17,161)	1,420
Intangibles not subject to amortization:
Goodwill (1)		16,463	—	—	16,463	16,463	—	—	16,463
Total		$108,467	$—	$(50,167)	$58,300	$108,388	$79	$(45,868)	$62,599

(1) Goodwill of $2,794 relates to the North America segment and $13,669 relates to the Other Regions segment.

 The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
January 1, 2018 through March 31, 2018	$835	$191	$154	$1,180
2019	3,340	1,467	427	5,234
2020	3,340	1,401	247	4,988
2021	3,340	1,397	86	4,823
2022	3,340	1,397	13	4,750
Later	20,165	697	—	20,862
	$34,360	$6,550	$927	$41,837
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2017. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

5. VARIABLE INTEREST ENTITIES

The Company holds variable interests in nine joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company guarantees two of its joint ventures' borrowings which represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors' structure. Therefore, these entities are not consolidated. As of December 31, 2017 and 2016, and March 31, 2017, the Company’s investment in these joint ventures was $66,287, $51,781, and $51,443, respectively, and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures as of December 31, 2017 and 2016, and March 31, 2017, respectively, were $9,832, $12,015, and $8,133 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to two joint ventures not to exceed $73,223, $85,004, and $96,378 as of

Alliance One International, Inc. and Subsidiaries

5. VARIABLE INTEREST ENTITIES (continued)

December 31, 2017 and 2016, and March 31, 2017, respectively. The investments, advances, and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

6. SEGMENT INFORMATION

The Company purchases, processes, sells, and stores leaf tobacco. Tobacco is purchased in more than 35 countries and shipped to approximately 90 countries. The sales, logistics, and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to its major customers. Within certain quality and grade constraints, tobacco is fungible and customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.
Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices, are allocated to the segments based upon segment operating income. Intercompany transactions are allocated to the operating segment that either purchases or processes the tobacco.

The following table presents the summary segment information for the three months and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Sales and other operating revenues:
North America	$120,689	$108,869	$245,307	$217,629
Other regions	357,094	345,666	956,808	887,431
Total revenue	$477,783	$454,535	$1,202,115	$1,105,060

Operating income:
North America	$7,340	$5,685	$13,463	$8,366
Other regions	32,555	32,969	64,639	43,457
Total operating income	39,895	38,654	78,102	51,823
Debt retirement expense (benefit)	—	2,339	(2,975)	2,339
Interest expense	33,222	35,129	100,079	97,635
Interest income	601	1,845	2,295	5,888
Income (loss) before income taxes and other items	$7,274	$3,031	$(16,707)	$(42,263)

	December 31, 2017	December 31, 2016	March 31, 2017
Segment assets:
North America	$495,950	$465,925	$375,782
Other regions	1,558,238	1,570,390	1,596,090
Total assets	$2,054,188	$2,036,315	$1,971,872

7. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding, net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 as of December 31, 2017 and 2016. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share as of December 31, 2017 and 459 at a weighted average exercise price of $61.05 per share as of December 31, 2016. Diluted net loss per share as of December 31, 2016 was the same as basic net loss per share as the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

Alliance One International, Inc. and Subsidiaries

7. EARNINGS PER SHARE (continued)

The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2017 and 2016.

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands, except per share data)	2017	2016		2017	2016
Basic Earnings (Loss)
Net income (loss) attributable to Alliance One International, Inc.	$88,456	$(15,457)		$56,936	$(62,620)
Shares
Weighted average number of shares outstanding	9,001	8,941		8,982	8,923
Basic Earnings (Loss) Per Share	$9.83	$(1.73)		$6.34	$(7.02)

Diluted Earnings (Loss)
Net income (loss) attributable to Alliance One International, Inc.	$88,456	$(15,457)		$56,936	$(62,620)
Shares
Weighted average number of common shares outstanding	9,001	8,941		8,982	8,923
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	28	—	*	27	—	*
Adjusted weighted average number of common shares outstanding	9,029	8,941		9,009	8,923
Diluted Earnings (Loss) Per Share	$9.80	$(1.73)		$6.32	$(7.02)
* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

8. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $271 and $395 for the three months ended December 31, 2017 and 2016, respectively, of which zero and $60, respectively, were for stock-based awards payable in cash and $869 and $1,360 for the nine months ended December 31, 2017 and 2016, respectively, of which $54 and $180, respectively, were for stock-based awards payable in cash.
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
During the three months and nine months ended December 31, 2017 and 2016, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2017	2016	2017	2016
Restricted Stock
Number Granted	7	8	22	21
Grant Date Fair Value	$13.25	$19.20	$12.85	$18.15
Restricted Stock Units
Number Granted	—	—	57	56
Grant Date Fair Value	$—	$—	$11.75	$17.76
Performance-Based Stock Units
Number Granted	—	—	29	28
Grant Date Fair Value	$—	$—	$11.75	$17.76

Restricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that shares are not issued until the restrictions lapse. Restricted stock units granted during the three months ended December 31, 2017 vest ratably over a three-year period. Under the terms of the performance-based stock units, shares issued will be contingent upon the achievement of specified business performance goals.

Alliance One International, Inc. and Subsidiaries

9. CONTINGENCIES AND OTHER INFORMATION

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,978 and the total assessment including penalties and interest at December 31, 2017 is $13,222. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties. However, approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $1,646 as of December 31, 2017, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned
IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in Pension, Postretirement and Other Long-Term Liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimated the total amount of the IPI credits to be approximately $94,316 at March
31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990 the Company believed the amount of IPI credits that were used to offset other federal taxes in 2004 and 2005 were realizable beyond a reasonable doubt. Accordingly, and at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income, net. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.
Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7,400 plus interest and costs.  On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €0.5 million. On December 23, 2014, Mindo, S.r.l. appealed the judgment of the Court of Rome to the Court of Appeal of Rome.  A hearing before the Court of Appeal of Rome was held on June 12, 2015, which was adjourned pending a further hearing set for February 2018.  The outcome of, and timing of a decision on, the appeal are uncertain and therefore no amounts have been recorded.
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

Alliance One International, Inc. and Subsidiaries

10. DEBT ARRANGEMENTS

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of December 31, 2017, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.
During the nine months ended December 31, 2017, the Company purchased $28,645 of its existing $691,591 of the 9.875% senior secured second lien notes on the open market. All purchased securities were canceled leaving $662,946 of the 9.875% senior secured second lien notes outstanding as of December 31, 2017. Related discounts were $3,730 resulting in net cash repayment of $24,915 and were recorded in Repayment of Long-Term Borrowings in the Condensed Consolidated Statements of Cash Flows. Associated costs paid were $72, and deferred financing costs and amortization of original issue discount of $683 were accelerated.

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
As of December 31, 2017, Other Comprehensive Loss includes $999, net of tax, of unrealized gains related to designated cash flow hedges. These contracts did not qualify for hedge accounting as defined by generally accepted accounting principles in the previous years. There were no gains or losses recorded for the three months and nine months ended December 31, 2016. The Company recorded losses of $656 and $598 in its Cost of Goods and Services Sold for the three months and nine months ended December 31, 2017, respectively. The Company recorded a current derivative asset of $943 as of March 31, 2017. There was no current derivative asset as of December 31, 2017 and 2016.
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

Alliance One International, Inc. and Subsidiaries

12. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Service cost	$116	$120	$349	$360
Interest expense	1,063	1,176	3,189	3,528
Expected return on plan assets	(1,264)	(1,403)	(3,793)	(4,209)
Amortization of prior service cost	10	10	31	30
Actuarial loss	511	524	1,533	1,572
Settlement loss	—	1,120	—	1,120
Net periodic pension cost	$436	$1,547	$1,309	$2,401

	Other Postretirement Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Service cost	$3	$3	$10	$9
Interest expense	85	67	254	201
Amortization of prior service cost	(178)	(177)	(533)	(531)
Actuarial loss	115	104	345	312
Net periodic pension cost (benefit)	$25	$(3)	$76	$(9)

For the nine months ended December 31, 2017, contributions of $4,191 and $273 were made to pension plans and postretirement health and life insurance benefits, respectively, for fiscal 2018. Additional contributions to pension plans and postretirement health and life insurance benefits of approximately $2,132 and $207, respectively, are expected during the remainder of fiscal 2018.

13. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2017	December 31, 2016	March 31, 2017
Processed tobacco	$786,227	$716,743	$424,984
Unprocessed tobacco	98,800	102,668	220,625
Other	20,653	25,722	32,716
Total inventory	$905,680	$845,133	$678,325

14. OTHER COMPREHENSIVE LOSS

The following table sets forth the amounts of each component of Accumulated Other Comprehensive Losses, net of tax, attributable to the Company:

	December 31,	December 31,	March 31,
	2017	2016	2017
Currency translation adjustments	$(15,476)	$(21,434)	$(22,293)
Pensions, net of tax	(35,278)	(37,300)	(36,654)
Derivatives, net of tax	(999)	—	(1,100)
Total accumulated other comprehensive losses	$(51,753)	$(58,734)	$(60,047)

Alliance One International, Inc. and Subsidiaries

14. OTHER COMPREHENSIVE LOSS (continued)

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive income or loss for the nine months and three months ended December 31, 2017 and 2016.
The following table sets forth amounts by component, reclassified from Accumulated Other Comprehensive Loss to earnings for the three months and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Pension and postretirement plans*:
Actuarial loss	$626	$628	$1,878	$1,883
Amortization of prior service cost	(167)	(167)	(502)	(501)
Settlement loss	—	1,120	—	1,120
Amounts reclassified from accumulated other comprehensive losses to net income	$459	$1,581	$1,376	$2,502
* Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 12 "Pension and Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

15. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. During the nine months ended December 31, 2017, the investment limit of this program was adjusted from up to $100,000 trade receivables to up to $155,000 trade receivables. The agreement for the second program is an uncommitted program, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution.
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
The Company is servicer of both facilities and may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $7,953, $7,359, and $11,985 as a result of the net settlement as of December 31, 2017 and 2016, and March 31, 2017, respectively.
The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income, net in the Condensed Consolidated Statements of Operations.

Alliance One International, Inc. and Subsidiaries

15. SALE OF RECEIVABLES (continued)

The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2017	2016	2017
Receivables outstanding in facility	$125,581	$108,464	$200,084
Beneficial interest	26,272	21,081	38,206
Servicing liability	55	45	101

Cash proceeds for the nine months ended December 31:
Cash purchase price	$402,402	$416,754	$648,730
Deferred purchase price	183,610	180,879	231,658
Service fees	359	400	492
Total	$586,371	$598,033	$880,880

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

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.

The following table summarizes the items measured at fair value on a recurring basis:

	December 31, 2017			December 31, 2016			March 31, 2017
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$—	$—	$—	$943	$—	$943
Securitized beneficial interests	—	26,272	26,272	—	21,081	21,081	—	38,206	38,206
Total assets	$—	$26,272	$26,272	$—	$21,081	$21,081	$943	$38,206	$39,149
Liabilities
Long-term debt	$877,647	$—	$877,647	$901,076	$—	$901,076	$867,825	$—	$867,825
Guarantees	—	2,913	2,913	—	4,759	4,759	—	7,126	7,126
Total liabilities	$877,647	$2,913	$880,560	$901,076	$4,759	$905,835	$867,825	$7,126	$874,951

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

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

Level 3 measurements

•
Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates ranging between 15.0% and 35.0% and the Company’s historical loss rates ranging between 2.6% and 8.9% as of December 31, 2017.

•
Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 67 to 85 days and discount rates of 3.2% to 4.0% as of December 31, 2017.

The following table presents the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2017		Nine Months Ended December 31, 2017
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$23,668	$2,770	$38,206	$7,126
Issuances of guarantees/sales of receivables	66,496	1,128	177,259	3,193
Settlements	(62,407)	(993)	(186,582)	(6,946)
(Losses) gains recognized in earnings	(1,485)	8	(2,611)	(460)
Ending balance, December 31, 2017	$26,272	$2,913	$26,272	$2,913

	Three Months Ended December 31, 2016		Nine Months Ended December 31, 2016
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning balance	$29,371	$4,467	$40,368	$7,350
Issuances of guarantees/sales of receivables	61,371	1,272	164,228	5,397
Settlements	(68,503)	(980)	(181,230)	(7,960)
Losses recognized in earnings	(1,158)	—	(2,285)	(28)
Ending balance, December 31, 2016	$21,081	$4,759	$21,081	$4,759

Unrealized losses for securitized beneficial interests as of December 31, 2017 and 2016, and March 31, 2017 were $650, $922, and $1,722, respectively. Gains and losses included in earnings are reported in Other Income, net in the Condensed Consolidated Statement of Operations.

Alliance One International, Inc. and Subsidiaries

17. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The Company's operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring or processing inventory.
The following is a summary of sales and purchases with related parties of the Company:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Sales	$447	$383	$23,503	$39,303
Purchases	35,563	11,687	73,500	39,231
The Company’s due to related parties and accounts receivable, related parties balances are disclosed in the Condensed Consolidated Balance Sheets and are primarily with its equity method investments located in Asia, South America, North America, and Europe, which purchase and process tobacco or produce consumable e-liquids.

18. INVESTEE COMPANIES

The Company has equity method investments in companies in India, Thailand, Turkey, and Brazil that purchase and process tobacco. The investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%, Oryantal Tutun Paketleme 50%, and China Brasil Tobacos Exportadora SA (“CBT”) 49%. The Company also has a 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products. On August 21, 2017, the Company completed a purchase of a 40% interest in an additional e-liquid company. The difference between the book basis of the Company's 40% interest and the fair value of the investment recorded was $2,481. As of December 31, 2017, the basis difference remained $2,481. On December 18, 2017, the Company completed a purchase of a 40% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company that is engaged in cannabidiol ("CBD") extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law.
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets, and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. As of December 31, 2017, the basis difference was $8,939.

19. SUBSEQUENT EVENTS

On January 25, 2018, a Canadian subsidiary of the Company acquired a 75% equity position in Canada’s Island Garden Inc. (“CIG”). CIG is fully licensed to produce and sell medicinal cannabis in the Canadian province of Prince Edward Island. CIG sells its products directly to patients and through distributors. In January, 2018, CIG signed a Memorandum of Understanding with the province of Prince Edward Island to be one of three suppliers under the provincial Cannabis Board.
On January 29, 2018, the same Canadian subsidiary of the Company acquired an 80% equity position in Goldleaf Pharm Inc. ("Goldleaf"), a late-stage applicant to produce and sell medicinal cannabis located in the Canadian province of Ontario.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview for the nine months ended December 31, 2017 is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Fiscal year 2018 continues to progress in line with our expectations. We achieved solid sales growth during the third quarter when compared to last year. Excluding Africa, global market conditions have been positive and weather patterns good, supporting better growing conditions. The heavy North American hurricane season did not materially affect our contracted flue cured crop and qualities are generally good. Additionally, we anticipate that, in the fourth quarter, we will catch up with delayed shipments, which resulted from a prolonged shortage of containers in South America and China. Compared to the prior year, total sales increased $97.0 million or 8.8% to $1,202.1 million attributable to a 7.5% increase in average sales price due to product mix primarily in South America, North America, Asia and Europe. Total costs of goods and services sold increased by 7.9% which improved gross profit by 14.7% to $171.5 million, and gross profit as a percentage of sales from 13.5% in the prior year to 14.3% in the current year. Additionally, we are pleased to report that operating income increased by 50.7% to $78.1 million when compared to the prior year.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. Consistent with our plan, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $28.6 million of our 9.875% senior secured second lien notes, leaving $662.9 million at December 31, 2017. Our liquidity at quarter end was strong with available credit lines and cash of $543.8 million including available lines for letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

We are excited to announce that Alliance One has embarked on an ambitious transformation plan called “One Tomorrow.” This initiative will drive future growth opportunities and reshape our brand as the trusted provider of responsibly produced, independently verified, sustainable, and traceable agricultural products and services. As part of our “One Tomorrow” long-term business strategy, we are actively developing new business lines and building upon the strength of our core operations. Most of our new business lines focus on products that are value-added or require some degree of processing. These products generally have higher margin potential than our core business and play well to our strengths. In January, we successfully acquired majority stakes in two new joint ventures. This extension into high growth segments, namely e-liquids, industrial hemp and cannabis, expands Alliance One's presence in higher margin, fast-growing categories. We intend to broaden our business portfolio over the next three to four years by focusing on consumer-driven agricultural products, with increased operating margins when compared to our historical leaf processing business. Consistent with our commitment to high growth and incremental to our core leaf earnings, our goal is to generate a significantly increasing portion of our profit from new, higher-margin businesses by 2020. Included within our “One Tomorrow” transformation initiative is a continued focus on our core business. We recognize that building upon our core business requires us to remain focused on delivering high quality products and services to our core tobacco customers. Additionally, our contracted farmer base remains a priority for us, often producing a significant volume of non-tobacco crops utilizing the inputs and agronomic expertise that our team provides. Alliance One is working to find markets for these crops as part of our ongoing efforts to improve farmer livelihoods.
Future prospects for our business are bright. We are taking measured steps to strengthen our preferred supplier role with customers, further developing our position as a key supplier for both traditional requirements as well as next generation reduced risk products. Looking forward, we have begun to transform the company by diversifying our earnings stream through new businesses that are complementary to and help support each other by building on our core capabilities, institutional knowledge, operational expertise and corporate values. By developing a team for the future, creating an innovation-driven culture, and strengthening the balance sheet – we plan to redeploy invested capital with a goal of achieving net income growth over the next four years, ultimately improving shareholder value. These actions reflect our ongoing commitment to providing high-quality products while meeting evolving customer and consumer preferences. We are excited about developing and maximizing future opportunities to drive enhanced shareholder value.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended December 31,						Nine Months Ended December 31,
(in millions, except per kilo amounts)		Change						Change
(percentage change is calculated based on thousands)	2017	$		%	2016		2017	$	%	2016
Kilos sold	102.5	0.9		0.9	101.6		255.8	4.2	1.7	251.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$459.1	$25.0		5.8	$434.1		$1,129.5	$95.5	9.2	$1,034.0
Average price per kilo	4.48	0.21		4.9	4.27		4.42	0.31	7.5	4.11
Processing and other revenues	18.7	(1.7)		(8.3)	20.4		72.6	1.5	2.1	71.1
Total sales and other operating revenues	477.8	23.3		5.1	454.5		1,202.1	97.0	8.8	1,105.1
Tobacco cost of goods sold:
Tobacco costs	365.6	2.2		0.6	363.4		918.4	60.4	7.0	858.0
Transportation, storage and other period costs	24.9	7.3		41.5	17.6		60.3	6.6	12.3	53.7
Derivative financial instrument and exchange losses (gains)	(0.2)	6.3		96.9	(6.5)		4.6	13.3	152.9	(8.7)
Total tobacco cost of goods sold	390.3	15.8		4.2	374.5		983.3	80.3	8.9	903.0
Average cost per kilo	3.81	0.12		3.3	3.69		3.84	0.25	7.0	3.59
Processing and other revenues cost of services sold	14.0	(0.8)		(5.4)	14.8		47.3	(5.3)	(10.1)	52.6
Total cost of goods and services sold	404.3	15.0		3.9	389.3		1,030.6	75.0	7.9	955.6
Gross profit	73.5	8.3		12.8	65.2		171.5	22.0	14.7	149.5
Selling, general and administrative expenses	34.6	5.9		20.5	28.7		103.3	2.4	2.3	100.9
Other income, net	1.0	(1.7)		(62.1)	2.7		9.9	5.6	129.9	4.3
Restructuring and asset impairment charges	—	(0.5)		(100.0)	0.5		—	(1.1)	(100.0)	1.1
Operating income	39.9	1.2		3.2	38.7		78.1	26.3	50.7	51.8
Debt retirement expense (income)	—	(2.3)		(100.0)	2.3		(3.0)	(5.3)	(227.2)	2.3
Interest expense	33.2	(1.9)		(5.4)	35.1		100.1	2.5	2.5	97.6
Interest income	0.6	(1.2)		(67.4)	1.8		2.3	(3.6)	(61.0)	5.9
Income tax expense (benefit)	(73.3)	(94.3)		(449.3)	21.0		(66.2)	(87.0)	(418.8)	20.8
Equity in net income (loss) of investee companies	7.8	5.4		230.5	2.4		7.1	6.8	2,355.5	0.3
Loss attributable to noncontrolling interests	(0.1)	—		(5.8)	(0.1)		(0.3)	(0.2)	(127.6)	(0.1)
Income (loss) attributable to Alliance One International, Inc.	$88.5	$104.0	*	672.3	$(15.5)	*	$56.9	$119.5	190.9	$(62.6)

* Amounts do not equal column totals due to rounding

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Summary. Total sales and other operating revenues increased 5.1% to $477.8 million primarily attributable to a 4.9% increase in average sales prices due to product mix in Asia where lamina as a percentage of Asian sales was 32.6% higher this year compared to last year. Volumes increased slightly as volume increases in South America due to the current crop size normalizing after the smaller weather-related crop size last year and the timing of shipments in North America were offset by volume decreases in Africa due to short weather-related crops this year primarily in Malawi. Tobacco costs increased by only 0.6% driven by the impact of reduced volumes in Africa and the positive impact on conversion costs per kilo from normalized crop sizes in South America and

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016 (continued)

North America this year, following the smaller weather-related crop sizes last year, but were partially offset by the impact of the change in product mix in Asia. However, transportation, storage and other period costs increased 41.5% due to the costs associated with larger volumes in South America this year. The strengthening of most European currencies against the U.S. dollar this year was the primary driver behind the $6.3 million negative exchange impact on total tobacco cost of goods sold, which increased 4.2% compared to the same quarter in the prior year. Processing revenues and costs decreases were mainly due to the timing of services primarily from South America. For the current year quarter compared to the same quarter in the prior year, gross profit increased 12.8% to $73.5 million and gross profit as a percentage of sales improved from 14.3% in the prior year to 15.4% in the current year. Selling, general and administrative expense ("SG&A") increased by 20.5% primarily attributable to higher professional fees associated with our business development initiatives and the non-recurrence of a reversal of reserves for customer receivables due to recovery in the prior year. Other income, net in the current year is primarily related to the receipt of funds previously held in escrow in South America that are now covered by bond. Other income, net in the prior year is mainly related to the net insurance recovery for tobacco that had been lost by fire in Zimbabwe. With improved gross profit significantly offset by higher SG&A and lower other income, net, operating income improved 3.2% from the prior year to $39.9 million.
During the prior year, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. Our interest costs decreased from the prior year primarily due to lower average borrowings on our long-term debt and seasonal lines of credit which were at lower average rates.
Our effective tax rate was (1,007.6)% this year compared to 692.1% last year. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Act”) was signed by President Trump. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, we recorded a provisional discrete net tax benefit of $59.4 million due to a remeasurement of deferred tax assets and liabilities, release of the valuation allowance, and a so-called transition tax on deemed repatriation of deferred foreign income. Additionally, we are required to evaluate, on a recurring basis, if whether enough positive evidence exists to determine whether it is more-likely-than-not that deferred tax assets will be available to offset or reduce future taxes. As such, we reassessed the need for a valuation allowance against our U.S. deferred tax assets due to the Tax Act and concluded that a full valuation allowance on the U.S. deferred tax assets is not necessary. The reversal of the U.S. federal valuation allowance was due to anticipated refunds of AMT credits and anticipated future limitation of our interest expense deductions in the U.S. which we believe will allow us to be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. In reaching this conclusion, we reviewed countervailing evidence, including our recent history of U.S. losses, but determined the positive evidence outweighed the negative evidence. However, we believe that our foreign tax credits will expire unutilized and have maintained a valuation allowance against those deferred tax assets. The tax benefit, including the release of the valuation allowance, and the tax charge represent provisional amounts and are our current best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and may change as we receive additional regulatory guidance. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in SEC Staff Accounting Bulletin 118. Other factors impacting the variance in the effective tax rate include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the quarters, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016 (continued)

North America Region

North America Region Supplemental Information
	Three Months Ended December 31,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2017	$	%	2016
Kilos sold	16.2	1.1	7.3	15.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$102.9	$10.5	11.4	$92.4
Average price per kilo	6.35	0.23	3.8	6.12
Processing and other revenues	17.8	1.4	8.5	16.4
Total sales and other operating revenues	120.7	11.9	10.9	108.8
Tobacco cost of goods sold:
Tobacco costs	90.9	8.8	10.7	82.1
Transportation, storage and other period costs	4.1	(1.0)	(19.6)	5.1
Derivative financial instrument and exchange (gains) losses	(0.7)	(0.3)	(75.0)	(0.4)
Total tobacco cost of goods sold	94.3	7.5	8.6	86.8
Average cost per kilo	5.82	0.07	1.3	5.75
Processing and other revenues cost of services sold	13.6	(0.1)	(0.7)	13.7
Total cost of goods and services sold	107.9	7.4	7.4	100.5
Gross profit	12.8	4.5	54.2	8.3
Selling, general and administrative expenses	5.4	2.8	107.7	2.6
Other income, net	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$7.4	$1.7	29.8	$5.7

Current volumes increased 7.3% driven by the timing of shipments and product mix increased average sales prices by 3.8% and average tobacco costs per kilo by 1.3%. As a result, revenues increased 10.9% this quarter compared to the same quarter last year and total cost of goods sold increased 8.6%. Average tobacco costs per kilo increases related to product mix were partially offset by lower conversion costs per kilo due to the non-recurrence of the negative impact of last year’s smaller weather-related crop. As a result, gross profit increased 54.2% and gross profit as a percentage of sales increased from 7.6% last year to 10.6% this year. SG&A increased by 107.7% due to higher allocations for general corporate services. Primarily as a result of improved gross profit, operating income increased by 29.8% from the prior year to $7.4 million.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended December 31,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2017	$	%	2016
Kilos sold	86.3	(0.2)	(0.2)	86.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$356.2	$14.5	4.2	$341.7
Average price per kilo	4.13	0.18	4.6	3.95
Processing and other revenues	0.9	(3.1)	(77.5)	4.0
Total sales and other operating revenues	357.1	11.4	3.3	345.7
Tobacco cost of goods sold:
Tobacco costs	274.7	(6.6)	(2.3)	281.3
Transportation, storage and other period costs	20.8	8.3	66.4	12.5
Derivative financial instrument and exchange (gains) losses	0.5	6.6	108.2	(6.1)
Total tobacco cost of goods sold	296.0	8.3	2.9	287.7
Average cost per kilo	3.43	0.10	3.1	3.33
Processing and other revenues cost of services sold	0.4	(0.7)	(63.6)	1.1
Total cost of goods and services sold	296.4	7.6	2.6	288.8
Gross profit	60.7	3.8	6.7	56.9
Selling, general and administrative expenses	29.2	3.1	11.9	26.1
Other income, net	1.0	(1.7)	(63.0)	2.7
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$32.5	$(0.5)	(1.5)	$33.0

Volumes were comparable to the same quarter in the prior year as volume increases in South America due to normalized crop sizes this year, following the smaller weather-related crop size last year, were offset by volume decreases in Africa due to short weather-related crops this year primarily in Malawi. Average sales prices increased 4.6% primarily from product mix in Asia. Mainly driven by the reduced volumes in Africa and the positive impact on conversion costs per kilo from the return to a more normal crop size in South America this year, tobacco costs decreased 2.3% from the prior year. Tobacco cost decreases were partially offset by the impact of product mix primarily from Asia. Transportation, storage and other period costs increased 66.4% mainly from costs associated with larger volumes in South America this year. Most European currencies strengthened against the U.S. dollar this year which was the primary driver behind the $6.6 million negative exchange impact on total tobacco cost of goods sold. These cost factors resulted in average tobacco costs per kilo increasing by 3.1%. Processing revenues declined 77.5% due to the timing of services provided primarily in South America with processing costs decreasing by 63.6%. For the current quarter compared to the same quarter in the prior year, total sales and other operating revenues increased 3.3% and total costs of goods and services sold increased by 2.6%. In addition, gross profit increased 6.7% to $60.7 million and gross profit as a percentage of sales improved from 16.5% to 17.0%. Increases in SG&A were due to higher professional fees related to our business development initiatives and the non-recurrence of a reversal of reserves for customer receivables due to recovery in the prior year. Other income, net in the current year is primarily related to the receipt of funds previously held in escrow in South America that are now covered by bond. Other income, net in the prior year is mainly related to the net insurance recovery for tobacco that had been lost by fire in Zimbabwe. With improved gross profit offset by higher SG&A and lower other income, net, operating income declined slightly by 1.5% when compared with the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

Summary. Total sales and other operating revenues increased $97.0 million to $1,202.1 million attributable to a 7.5% increase in average sales price due to product mix primarily in South America, North America, Asia and Europe and a 1.7% increase in volumes. Current year sales included a higher ratio of lamina to byproducts than in the prior year. Volume increases were mainly driven by Asia due to the timing of shipments that were partially offset by volume decreases in Africa due to short weather-related crops this year primarily in Malawi. Tobacco costs per kilo increased 8.9% from product mix and the impact of European currency movement, partially offset by lower conversion costs from the current South America crop size normalizing after the smaller weather-related crop size last year. The larger South America crop size this year was the primary driver of processing and other revenues increasing 2.1%, with processing costs decreasing 10.1% from lower conversion costs. As a result, current year revenues increased by 8.8% with total costs of goods and services sold increasing by 7.9% which improved gross profit by 14.7% to $171.5 million and gross profit as a percentage of sales from 13.5% in the prior year to 14.3% in the current year. SG&A increased 2.3% primarily related to higher professional fees associated with our business development initiatives and the non-recurrence of a reversal of reserves for customer receivables in the prior year partially offset by reduced incentive compensation costs. Current year other income, net is mainly driven by sales of intrastate trade tax credits in South America and the receipt of South American funds previously held in escrow that are now covered by bond. Other income, net in the prior year is mainly related to the net insurance recovery for tobacco that had been lost by fire in Zimbabwe. Improved profitability increased operating income by 50.7% to $78.1 million when compared to the prior year.
During the current year, we purchased $28.6 million of our existing 9.875% senior secured second lien notes due 2021 at a discount, resulting in debt retirement income of $3.0 million. During the prior year, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. Our interest costs increased from the prior year primarily due to higher average rates and slightly higher average balances on our seasonal lines of credit.
Our effective tax rate was 396.4% this year compared to (49.2)% last year. The variance in the effective tax rate between this year and last year is primarily the impact of the Tax Act including a provisional discrete net tax benefit of $59.4 million due to a remeasurement of deferred tax assets and liabilities, release of the valuation allowance, and a so-called transition tax on deemed repatriation of deferred foreign income. Additionally, we are required to evaluate, on a recurring basis, if whether enough positive evidence exists to determine whether it is more-likely-than-not that the deferred tax asset will be available to offset or reduce future taxes. As such, we reassessed the need for a valuation allowance against our U.S. deferred tax assets due to the Tax Act and concluded that a full valuation allowance on the U.S. deferred tax assets is not necessary. The reversal of the U.S. federal valuation allowance was due to anticipated refunds of AMT credits and anticipated future limitation of our interest expense deductions in the U.S. which we believe will allow us to be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. In reaching this conclusion, we reviewed countervailing evidence, including our recent history of U.S. losses, but determined the positive evidence outweighed the negative evidence. However, we believe that our foreign tax credits will expire unutilized and have maintained a valuation allowance against those deferred tax assets. The tax benefit, including the release of the valuation allowance, and the tax charge represent provisional amounts and are our current best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and may change as we receive additional regulatory guidance. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in SEC Staff Accounting Bulletin 118. Other factors impacting the variance in the effective tax rate include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the periods that include changes in valuation allowanced, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016 (continued)

North America Region

North America Region Supplemental Information
	Nine Months Ended December 31,
		Change
	2017	$	%	2016
Kilos sold	36.3	0.4	1.1	35.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$215.4	$27.2	14.5	$188.2
Average price per kilo	5.93	0.69	13.2	5.24
Processing and other revenues	29.9	0.4	1.4	29.5
Total sales and other operating revenues	245.3	27.6	12.7	217.7
Tobacco cost of goods sold:
Tobacco costs	184.3	25.0	15.7	159.3
Transportation, storage and other period costs	10.1	(0.6)	(5.6)	10.7
Derivative financial instrument and exchange losses	(0.7)	(0.3)	(75.0)	(0.4)
Total tobacco cost of goods sold	193.7	24.1	14.2	169.6
Average cost per kilo	5.34	0.62	13.1	4.72
Processing and other revenues cost of services sold	21.2	(0.4)	(1.9)	21.6
Total cost of goods and services sold	214.9	23.7	12.4	191.2
Gross profit	30.4	3.9	14.7	26.5
Selling, general and administrative expenses	17.1	(0.5)	(2.8)	17.6
Other income, net	0.1	0.1	100.0	—
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$13.4	$5.0	59.5	$8.4

Total sales and other operating revenues increased 12.7% primarily due to a 13.2% increase in average sales prices. The increase in average sales prices and the 13.1% increase in average tobacco costs per kilo are mainly driven by product mix. The current year sales included a higher ratio of lamina to byproducts than in the prior year but primarily include lamina of lower margin prior year crops. Volumes increased slightly by 1.1% as increases from the non-recurrence of the smaller weather-related crop last year were partially offset by reduced customer demand. Primarily attributable to product mix, gross margin increased 14.7% to $30.4 million this year and gross margin as a percentage of sales improved slightly from 12.2% to 12.4%. SG&A remained comparable with the prior year. Improved gross margin this year was the primary driver behind increasing operating income by 59.5% to $13.4 million compared to the prior year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016 (continued)

Other Regions

Other Regions Supplemental Information
	Nine Months Ended December 31,
		Change
	2017	$	%	2016
Kilos sold	219.5	3.8	1.8	215.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$914.1	$68.3	8.1	$845.8
Average price per kilo	4.16	0.24	6.1	3.92
Processing and other revenues	42.7	1.1	2.6	41.6
Total sales and other operating revenues	956.8	69.4	7.8	887.4
Tobacco cost of goods sold:
Tobacco costs	734.1	35.4	5.1	698.7
Transportation, storage and other period costs	50.2	7.2	16.7	43.0
Derivative financial instrument and exchange gains	5.3	13.6	163.9	(8.3)
Total tobacco cost of goods sold	789.6	56.2	7.7	733.4
Average cost per kilo	3.60	0.20	5.9	3.40
Processing and other revenues cost of services sold	26.1	(4.9)	(15.8)	31.0
Total cost of goods and services sold	815.7	51.3	6.7	764.4
Gross profit	141.1	18.1	14.7	123.0
Selling, general and administrative expenses	86.2	2.9	3.5	83.3
Other income, net	9.8	5.5	127.9	4.3
Restructuring and asset impairment charges	—	(0.6)	(100.0)	0.6
Operating income	$64.7	$21.3	49.1	$43.4

Total sales and other operating revenues increased 7.8% to $956.8 million primarily due to a 6.1 % increase in average sales prices per kilo primarily driven by product mix in South America, Asia and Europe and a 1.8% increase in volumes primarily from Asia due to the timing of shipments that was partially offset by volume decreases in Africa due to short weather-related crops this year primarily in Malawi. Average tobacco costs per kilo increased 5.9% from product mix and the impact of European currency movement partially offset by lower conversion costs from the current South America crop size normalizing after the smaller weather-related crop size last year. The larger South America crop size this year was the primary driver of processing and other revenues increasing by 2.6%, with processing costs decreasing by 15.8% from lower conversion costs. As a result, gross margin improved by 14.7% to $141.1 million and gross margin as a percentage of sales increased from 13.9% to 14.7%. SG&A increased 3.5% primarily related to higher professional fees related to our business development initiatives and the non-recurrence of a reversal of reserves for customer receivables in the prior year partially offset by reduced incentive compensation costs. Other income, net increases of $5.5 million were mainly driven by sales of intrastate trade tax credits in South America and the receipt of South American funds previously held in escrow that are now covered by bond. Improved profitability was the primary driver of operating income increasing by 49.1% to $64.7 million when compared to the prior year.

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
As of December 31, 2017, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2019 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
Our working capital decreased from $797.3 million at March 31, 2017 to $746.5 million at December 31, 2017. Our current ratio was 2.0 to 1 at December 31, 2017 and 2.1 to 1 at March 31, 2017. The decrease in working capital is primarily related to the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops partially offset by lower cash balances and accounts payable in accordance with terms.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $127.6 million of our outstanding cash balance at December 31, 2017 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	December 31,		March 31,
(in millions except for current ratio)	2017	2016	2017
Cash and cash equivalents	$209.5	$296.5	$473.1
Trade and other receivables, net	240.8	270.2	254.2
Inventories and advances to tobacco suppliers	975.6	942.2	733.0
Total current assets	1,491.4	1,570.5	1,510.1
Notes payable to banks	536.2	558.1	475.9
Accounts payable	46.7	50.4	89.4
Advances from customers	31.6	17.5	30.9
Total current liabilities	744.9	744.5	712.8
Current ratio	2.0 to 1	2.1 to 1	2.1 to 1
Working capital	746.5	826.0	797.3
Long-term debt	918.8	969.3	943.0
Stockholders’ equity attributable to Alliance One International, Inc.	269.6	204.8	203.5
Net cash provided (used) by:
Operating activities	(246.6)	(42.3)	247.2
Investing activities	(26.1)	(8.6)	(11.5)
Financing activities	8.1	148.0	38.2

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $204.3 million in the nine months ended December 31, 2017 compared to the 2016 period. The increase in cash used was primarily due to the seasonal buildup of African and South American inventories and advances to tobacco suppliers due to a larger crop size in Brazil and the timing of shipments. Net cash used also increased due to reduced collections of accounts receivable in accordance with terms due to the timing of shipments.

Investing Cash Flows
Net cash used by investing activities increased $17.5 million in the nine months ended December 31, 2017 compared to the 2016 period. The increase in cash used was primarily due to payments to acquire certain equity method investments and increased purchases of property, plant and equipment in accordance with capital improvements plans for fiscal 2018. See Note 18 "Investee Companies" to the "Notes to Condensed Consolidated Financial Statements" for further information on equity method investments.

Financing Cash Flows
Net cash provided by financing activities decreased $139.9 million in the nine months ended December 31, 2017 compared to the 2016 period. This decrease is primarily due to lower net proceeds from long-term debt related to the debt refinancing that occurred in the prior year, lower net proceeds from short-term borrowings due to the timing of shipments when compared with the prior year and the purchase in the current year of $28.6 million of our existing 9.875% senior secured second lien notes due 2021 in the current year.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances and cash from operations when available. At December 31, 2017, we had cash of $209.5 million and total debt outstanding of $1,455.1 million comprised of $536.2 million of short-term notes payable to banks, $268.5 million of 8.5% senior secured first lien notes, $649.6 million of 9.875% senior secured second lien notes, and $0.8 million of other long-term debt. The $60.3 million seasonal increase in notes payable to banks from March 31, 2017 to December 31, 2017 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended December 31, 2017 and 2016, respectively, were $621.8 million at a weighted average interest rate of 5.9% and $652.7 million at a weighted average interest rate of 6.0%. Aggregated peak borrowings by facility occurring at any time during the three months ended December 31, 2017 and 2016 were repaid with cash provided by operating activities. Available credit as of December 31, 2017 was $334.3 million comprised of $60.0 million under our ABL facility, $268.4 million of notes payable to banks and $5.9 million of availability exclusively for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At December 31, 2017, our unrestricted cash and cash equivalents exceeded $180.0 million. In fiscal 2018, we expect to incur capital expenditures of approximately $30.7 million for routine replacement of equipment as well as investment in assets intended to add value to our customers or increase efficiency.
No cash dividends were paid to shareholders during the quarter ended December 31, 2017 and payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and our 9.875% senior secured second lien notes due 2021. We believe that our sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of December 31, 2017:

			December 31, 2017
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
(in millions)	2017	2017	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	267.0	268.5	—	8.5%
9.875% senior secured second lien notes due 2021	675.1	649.6	—	9.9%
Long-term foreign seasonal borrowings	10.0	—	—	4.4%	(2)
Other long-term debt	0.9	0.8	—	6.1%	(2)
Notes payable to banks (3)	475.9	536.2	268.4	5.9%	(2)
Total debt	$1,428.9	$1,455.1	328.4
Short-term	$475.9	$536.2
Long-term:
Long-term debt current	$10.0	$0.1
Long-term debt	943.0	918.8
	$953.0	$918.9
Letters of credit	$5.2	$7.2	5.9
Total credit available			$334.3

(1)  As of December 31, 2017, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.  At December 31, 2017, the Company’s unrestricted cash and cash equivalents exceeded $180.0 million.

(2) Weighted average rate for the nine months ended December 31, 2017.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2017, we had approximately $536.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $817.7 million subject to limitations as provided for in the agreement governing our ABL credit facility. Additionally against these lines there was $13.1 million available in unused letter of credit capacity with $7.2 million issued but unfunded.

CRITICAL ACCOUNTING ESTIMATES:

Income Taxes
Our annual effective income tax rate is based on our jurisdictional mix of pretax income, statutory tax rates, exchange rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex, subject to change and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available.
          Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the impact from changes in or issuance of new tax law, the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience and our short and long-range business

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Income Taxes (continued)

forecasts. As a result of the enactment of the Tax Act, we believe it is more likely than not that the majority of our deferred income tax assets in connections with our U.S. operations will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced. We continue to maintain a valuation allowance on certain U.S. deferred income tax assets which primarily relate to foreign tax credits which may only be utilized against future taxes otherwise due on certain foreign sources of taxable income. As a result, we believe it is more likely than not that these foreign tax credits will expire unutilized due to an insufficient amount of estimable future income from the appropriate source and therefore, we continue to maintain a valuation allowance against them.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
See Note 1 "Basis of Presentation and Significant Accounting Policies" of "Notes to Condensed Consolidated Financial Statements" for further information.

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 in Part II, Item 1A of this report and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2017.

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
          There were no changes that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, investors should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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
          We seek to optimize our tax footprint across all operations in U.S. and non-U.S. jurisdictions alike. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (“Tax Act”) which changed corporate tax rates, the taxation of foreign earnings and the deductibility of expenses, among other things. We estimate that the Tax Act could have a material impact on the recoverability of our deferred tax assets, could result in significant one-time changes in the period in which tax reform is enacted and as further regulations may be enacted, and could result in a material increase or decrease in the company’s effective tax rate. The final impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by us as a result of the Tax Act.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors (continued)

Risks Related to Our Recent Investments in New Business Strategies

Our recent investments as part of our expanded business strategy have been in companies with limited histories that are operating in newly developing markets and are subject to numerous risks and uncertainties.

Our minority investment in December 2017 in the Criticality joint venture and our indirect Canadian subsidiary’s investments to acquire majority interests in Goldleaf and CIG in January 2018, and the operation of these businesses, involve a high degree of risk. These investments are in businesses with limited operating histories-Criticality commenced operations in June, 2017, CIG commenced operations in August 2013, and Goldleaf proposes to commence operations upon receipt of requisite licenses and approvals. We cannot assure you that as these operations further develop they will be profitable or otherwise sustainable. While these businesses involve the cultivation and/or processing of agricultural products similar in certain ways to leaf tobacco, and accordingly share commonality with our agronomy, traceability and agricultural product processing expertise, they are subject to commercial and regulatory challenges different from our existing businesses and with respect to which we do not have the same level of experience. In addition, these businesses are subject to numerous additional risks and uncertainties, including the following:

•
Developing regulatory framework. In Canada, the cultivation and sale of cannabis (also known as marijuana) has been legal for medical use since 2001, subject to certain restrictions and compliance with applicable regulations. CIG currently cultivates and sells cannabis in Canada for this limited purpose pursuant to licenses and permits issued by applicable regulatory authorities, and Goldleaf proposes to do the same upon receipt of requisite licenses and permits. The Canadian federal government has announced an intention to enact legislation to legalize and regulate the cultivation, sale and use of cannabis for recreational use and a bill to that effect was passed by the federal House of Commons in November 2017. That bill has not yet been passed by the federal Senate. The bill provides that each Canadian province will have the power to determine the method of distribution and sale, taxation and other matters pertaining to cannabis. While certain provinces, including Ontario and British Columbia, have taken actions in anticipation of enactment of the federal bill, additional required provincial regulations have yet to be adopted. In the event that federal and applicable provincial legislation and regulation are not enacted or adopted or are materially delayed, the growth opportunities of Goldleaf and CIG will be curtailed from levels anticipated in expectation of such legalization of cannabis for recreational use. In addition, in the event that such legislation and regulations are enacted and adopted, it is uncertain whether Goldleaf and CIG will be able to obtain all licenses, permits and other regulatory approvals required to allow them to cultivate and supply cannabis in Canada for recreational use.

The Criticality joint venture was formed to procure industrial hemp under the North Carolina Industrial Hemp Commission’s Pilot Program (the “Pilot Program”) and to extract cannabidiol (known as “CBD”), a non-psychoactive oil, for sale to consumers. In general, while hemp is classified as a controlled substance under U.S. federal law, pursuant to the Agricultural Act of 2014 (the “Farm Bill”) to the extent that industrial hemp is cultivated and processed as part of a state-supervised agricultural pilot program, it is exempt from regulation as a controlled substance. Local, state and federal laws and regulations applicable to the cultivation and processing of industrial hemp are broad in scope and subject to evolving interpretations, which could require Criticality to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws (including provisions applicable to participation in the Pilot Program), or allegations of such violations, could disrupt its business and result in a material adverse effect on its operations. Moreover, the provisions of the Farm Bill that provide for the exemption of industrial hemp as a controlled substance expire in 2019. If such provisions are not renewed or otherwise extended, Criticality may no longer be permitted to pursue its business after the expiration of these provisions.

It is possible that regulations may be enacted in the future that will be directly applicable to these businesses with respect to the nature of the products produced by these businesses. We cannot predict the nature of any such future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on these businesses.

•
Necessity of rigorous compliance measures. The failure of one of these businesses to comply with regulatory requirements, including the implementation and effectiveness of rigorous controls over inventory, could result in fines, penalties, and the loss of necessary licenses and permits which could have a material adverse effect of the continued viability of such business and our investment in such business.

•
Success may attract better funded competitors. Even if the businesses in which we have invested are initially successful, such success, or the general maturing of the industry, may attract additional competition from larger competitors with greater capital resources which could adversely affect these businesses and our investment in these businesses.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors (continued)

Risks Related to Our Recent Investments in New Business Strategies (continued)

Our recent investments as part of our expanded business strategy have been in companies with limited histories that are operating in newly developing markets and are subject to numerous risks and uncertainties. (continued)

•
Illicit competition. To the extent that an illicit market continues with respect to the products produced by these businesses, the costs incurred by these businesses to comply with regulatory requirements, as well as applicable excise and sales taxes, may make it difficult to compete with the illicit market or may dampen growth opportunities.

Violations of applicable law by Goldleaf or CIG, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, may subject our company to potential criminal sanctions.

Although we believe the investments in Goldleaf and CIG are not prohibited under United States federal and state laws so long as Goldleaf and CIG’s operations remain in compliance with applicable Canadian and U.S. laws, under current U.S. law, it is unlawful to operate a business from the U.S. that engages in the possession, manufacture, distribution, and/or sale of a controlled substance, including cannabis, in a foreign country where such activities are illegal. Although we anticipate that operational decisions of Goldleaf and CIG will be made by personnel not located in the United States and funding of Goldleaf and CIG, to the extent any additional funding is required, would be made by subsidiaries not located in the United States, there is a risk that if Goldleaf or CIG were to violate Canadian federal, provincial or local law with respect to the manufacture, distribution, and/or sale of cannabis, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, that may subject our company to potential criminal sanctions and civil forfeitures in the United States.

Further, under current U.S. law, it is unlawful to import controlled substances, including cannabis, into the United States, or to transport controlled substances through U.S. territorial waters, on U.S. flagged vessels and U.S. registered aircraft, or accompanied by U.S. citizens or resident aliens. Although we anticipate that Goldleaf and CIG will take precautions to ensure that their operations remain in compliance with all U.S. laws that might apply to the foreign exportation or transport of cannabis, there is a risk that if Goldleaf or CIG were to violate U.S. federal or state law with respect to the manufacture, distribution, sale and/or transport of cannabis, even outside the United States, that may subject our company to potential criminal sanctions and civil forfeitures in the United States.

In addition, United States federal and state laws applicable to the investment in these Canadian subsidiaries is subject to evolving interpretations. Although we do not believe that such activities of Goldleaf and CIG effected in compliance with applicable laws in Canada would result in a violation of United States federal or state laws by Alliance One International, Inc. or our United States-based subsidiaries, we cannot assure you that United States federal or state law enforcement agencies may not adopt different interpretations of applicable law or that our view of prevailing applicable law will be upheld if so challenged.

We may be unable to transmit any funds generated by Goldleaf and CIG to any United States entity and such funds may not be used to fund the payment of obligations of our U.S. based operations, including Alliance One.

An indirect Canadian subsidiary, itself owned by a foreign-based subsidiary of AOI, made its investment in Goldleaf and CIG with funds generated by operations of our foreign subsidiaries. We do not currently intend to patriate any funds generated by Goldleaf or CIG into the United States and certain United States federal laws may restrict us from doing so. Accordingly, funds generated by these subsidiaries, or by the potential future sale of either or both of these subsidiaries, may not be available to fund the payment of obligations of our U.S. based operations, including AOI.

We may be adversely affected by customer, investor, lender and regulatory reactions to our investments in Goldleaf and CIG.

It is uncertain whether the activities of Goldleaf and CIG may adversely influence decisions of United States federal or state regulatory authorities with respect to Alliance One International, Inc. and its domestic subsidiaries, even if such Canadian subsidiaries are engaged in cannabis production and supply in compliance with the laws and authorization of the jurisdiction where the activity takes place. In addition, it is uncertain whether our tobacco customers, lenders and investors may react adversely to our investment in these businesses, although we do not presently believe that to be the case. Any such material adverse reaction may materially adversely affect our business, ability to renew or obtain additional necessary financing and/or the trading price of our common stock and publicly traded debt securities.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors (continued)

Risks Related to Our Recent Investments in New Business Strategies (continued)

Our expansion into the sale and supply of e-liquid products to consumers subjects us to a number of risks.

The expansion of our business to include the sale by subsidiaries of e-liquid products to consumers, directly through the internet and through distributors and other channels, subjects us to additional risks and uncertainties. For example, such subsidiary may be held liable if any of its products is found to be the cause of, or a contributing factor in the cause of, personal injury of any type. Although we insure against such potential risks, such insurance may not fully cover potential liabilities and the cost of maintaining insurance is subject to change. Additionally, as more products are brought to market, we may need to increase such insurance coverage, which may adversely affect the profitability of this business. Similar potential product liability risks apply with respect to sale of other products to consumers, including by CIG and Goldleaf.

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

Alliance One International, Inc.

/s/ Todd B. Compton
Date: February 8, 2018	Todd B. Compton Vice President - Controller (Principal Accounting Officer)