Form 10-K
period 2018-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2018-06-07
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2018

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

As of September 29, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $90.1 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of May 31, 2018, there were 9,022,662 shares of Common Stock outstanding (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 16, 2018) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

Alliance One International, Inc. ("we," "Alliance One" or the "Company") is a Virginia corporation with revenues of approximately $1.8 billion and operating income of approximately $110.6 million for the year ended March 31, 2018. Our common stock has been traded on the New York Stock Exchange since 1995.

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
Our website address is http://www.aointl.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website shall not be deemed part of this annual report on Form 10-K for any reason.

COMPANY OVERVIEW

At Alliance One, we believe everything we do is to transform people’s lives so that together we can grow a better world. A 145-year-old agricultural company, Alliance One provides responsibly-produced, independently verified, sustainable and traceable agricultural products, ingredients and services to businesses and customers. Headquartered in the Research Triangle Park region of North Carolina, we contract with growers across five continents to help them produce sustainable, compliant crops.
We are committed to responsible crop production which supports economic viability for the grower, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed through processing and final shipment, our traceability systems provide clear visibility into how products are produced at every step of the supply chain, supporting product integrity.
Historically, Alliance One’s core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. In an increasing number of markets, we also provide agronomy expertise for growing leaf tobacco. Our contracted tobacco grower base often produces a significant volume of non-tobacco crop utilizing the agronomic assistance that our team provides. Alliance One is working to find markets for these crops as part of our ongoing efforts to improve farmer livelihoods and the communities in which they live.
As we announced in February 2018, we began a transformation process that would allow the Company to diversify its products and services by leveraging its core strengths in agronomy and traceability. In addition to our existing 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products, on August 21, 2017, the Company completed a purchase of a 40% interest in Nicotine River, LLC, a manufacturer, retailer and wholesale supplier of compounds used for e-liquid production. On April 2, 2018, we purchased a 51% interest in Humble Juice, LLC, a manufacturer and distributor of e-liquids. On December 18, 2017, a subsidiary of the Company completed a purchase of a 40% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company to engage in cannabidiol ("CBD") extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law. On January 25, 2018, a Canadian subsidiary of the Company acquired a 75% equity position in Canada’s Island Garden Inc. (“CIG”). CIG is fully licensed to produce and sell medicinal cannabis in the Canadian province of Prince Edward Island. CIG sells its products in Canada directly to patients and through distributors. In January, 2018, CIG signed a Memorandum of Understanding with the province of Prince Edward Island to be one of three suppliers under the provincial Cannabis Board. On January 29, 2018, the same Canadian subsidiary of the Company acquired an 80% equity position in Goldleaf Pharm Inc. ("Goldleaf"), a late-stage applicant to produce and sell medicinal cannabis located in the Canadian province of Ontario. In general, our diversification focuses on products that are value-added, require some degree of processing and play well to our strengths as well as offering higher margin potential than our core tobacco leaf business.
To support these business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core business and a growing customer base for our new business lines. We intend to continue broadening our business portfolio over the next three to four years by focusing on consumer-driven agricultural products. Because certain of these diversification investments are accounted for under the equity method and others were made only recently and involve early-stage businesses, our core leaf tobacco operations continued to account for almost all of our revenues for the fiscal year ended March 31, 2018. It is our plan that, as these new businesses further develop and we pursue other diversification opportunities, these business lines will begin to meaningfully contribute to future years’ revenues with a more significant impact toward profitability.

Leaf Tobacco Operations. Our tobacco revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to these manufacturers of tobacco products. Processing and other revenues are less than 5% of our total revenues. We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes.
Tobacco is purchased in more than 35 countries and shipped to approximately 90 countries. Tobacco is primarily purchased directly from suppliers with small quantities still purchased at auction. In non-auction markets, we purchase tobacco directly from suppliers and we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract. In other non-auction markets, such as China, we buy tobacco from local entities that have purchased tobacco from suppliers and supervise the processing of that tobacco by those local entities. Principal auction markets include India, Malawi and Zimbabwe and our network of tobacco operations and buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world. In the United States and other locations, a number of our customers purchase tobacco directly from the suppliers in addition to the leaf merchants. Although our facilities process the tobacco purchased directly from suppliers by these customers, we do not take ownership of that tobacco and do not record sales revenues associated with its resale. Our arrangements with suppliers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital. In certain jurisdictions, we purchase seeds, fertilizer, pesticides and other products related to growing tobacco and advance them to suppliers, which represents prepaid inventory. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We generally advance inputs at a price greater than our cost, which results in a mark-up on the inputs. We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. We advance inputs only to suppliers with whom we have purchase contracts. For example, in Brazil, we generally contract to purchase a supplier's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, we provide suppliers with fertilizer and other materials necessary to grow tobacco and may guarantee Brazilian rural credit loans to suppliers to finance the crop. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.
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
Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2018, 2017, and 2016, approximately 25%, 24%, and 24%, respectively, of our purchases of tobacco were from the North America operating segment and approximately 75%, 76%, and 76%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 61%, 60%, and 61% of our total purchases for the three years ended March 31, 2018, 2017, and 2016, respectively, were from China, Brazil, Turkey, and the Africa Region.
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

Leaf Tobacco Operations (continued). Processed flue-cured, burley and oriental tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time. After redrying, whole leaves, bundles, strips or stems and scrap where applicable are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship. Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other non-tobacco related material. Customer representatives are frequently present at our facilities to monitor the processing of their particular orders. Throughout the processing, our technicians use quality control laboratory test equipment to ensure that the product meets all customer specifications.

Key Customers. In our leaf tobacco business, our primary customers are major tobacco product manufacturers. The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of Philip Morris International, Inc. ("PMI"), China Tobacco International, Inc. and Imperial Brands, PLC for the year ended March 31, 2018 and PMI and China Tobacco International, Inc. for the years ended March 31, 2017 and 2016.
In the 2018 fiscal year, Alliance One delivered approximately 39% of its tobacco sales to customers in Europe and approximately 16% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In the 2018 fiscal year, these Belgium sales accounted for 7% of total sales. The remaining sales of leaf tobacco are to customers located in Asia, Africa and other geographic regions of the world.

Competition. Alliance One is one of only two global, publicly held leaf tobacco merchants, each with similar global market shares. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all manufacturers of cigarettes and other consumer tobacco products. The leaf tobacco industry is highly competitive and competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. In addition to the primary global independent leaf tobacco merchants, there are a number of other independent global, regional or national competitors. Local independent leaf merchants with low fixed costs and overhead also supply cigarette manufacturers. Recent vertical integration initiatives and other changes in customer buying patterns have resulted in a more dynamic and competitive operating environment. There is also competition in all countries to buy the available leaf tobacco and, in many areas, total leaf tobacco processing capacity exceeds demand.
Competition in our new business lines continues to evolve, but is generally based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer and customer preferences.

Seasonality. The purchasing and processing activities of our agricultural business are seasonal. With regards to tobacco, purchases vary by market and tobacco variety. Flue-cured tobacco grown in the United States is purchased, processed and marketed generally during the five-month period beginning in July and ending in November. U.S. grown burley tobacco is purchased, processed and marketed usually from late November through January or February. Tobacco grown in Brazil is usually purchased, processed and marketed from January through July and in Africa from April through September.
Other tobacco markets around the world have similar purchasing periods, although at different times of the year. During the purchasing, processing and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign-grown tobacco.

Reportable Segments. For our leaf tobacco business, the purchasing, processing, selling and storing of tobacco is similar throughout our business. However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas. In reviewing these operations, we have concluded that the economic characteristics of North America are dissimilar from the other operating regions. Based on this fact, we disclose North America separately and aggregate the remaining four operating segments, Africa, Asia, Europe and South America into one reportable segment “Other Regions.” Our financial performance is reviewed at this level and these regions represent our operating segments. The investments in new business lines as part of our transformation process (other than our investments in entities accounted for under the equity method) are being reported in the Other Regions reportable segment. See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

OTHER

Research and Development. We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees. Alliance One's consolidated entities employed approximately 3,450 persons, excluding seasonal employees, in our worldwide operations at March 31, 2018. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,854 employees at March 31, 2018, excluding approximately 5,377 seasonal employees. Most seasonal employees are covered by collective bargaining agreements. In the North America operating segment, Alliance One's consolidated entities employed approximately 596 employees at March 31, 2018, excluding approximately 171 seasonal employees. Most seasonal employees, as well as approximately 222 full-time factory personnel in the United States, are covered by collective bargaining agreements. We consider Alliance One's employee relations to be satisfactory.

Government Regulation and Environmental Compliance.
See Item 1A. “Risk Factors” for a discussion of government regulation. Currently, there are no material estimated capital expenditures related to environmental control facilities. In addition, there is no material effect on capital expenditures, results of operations or competitive position anticipated as a result of compliance with current or pending federal or state laws and regulations relating to protection of the environment.

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company's executive officers as of April 1, 2018, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
J. Pieter Sikkel	54	President and Chief Executive Officer

Graham J. Kayes	53	Executive Vice President - Business Relationship Management and Leaf

Jose Maria Costa Garcia	52	Executive Vice President - Global Operations and Supply Chain

Bryan T. Mazur	51	Executive Vice President - Global Specialty Products

Joel L. Thomas	51	Executive Vice President - Chief Financial Officer

William L. O’Quinn, Jr.	49	Senior Vice President - Chief Legal Officer and Secretary

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

Bryan T. Mazur has served as Executive Vice President - Global Specialty Products since January 2018, having joined Alliance One International from Dr. Pepper Snapple Group, having served as its Vice President of Club since September 2010, Vice President of Marketing and General Manager (Snapple Tea and Functionals) from October 2006 to September 2010, and in other marketing and brand manager roles with that company since December 1998.

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

Risks Relating to Our Tobacco Operations

Our reliance on a small number of significant customers may adversely affect our financial statements.
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year.
For the year ended March 31, 2018, each of Philip Morris International, Inc., China Tobacco International Inc. and Imperial Brands, PLC, including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. During fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. Japan Tobacco, Inc. has vertically integrated operations in Malawi, Brazil and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Although recently, some customers began reversing certain aspects of their previous vertical integration of operations, further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively impact our organizational structure and asset base.
The global leaf tobacco industry has experienced shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and Africa, have stabilized. Additional shifts in sourcing may occur as a result of currency fluctuations, including changes in currency exchange rates against the U.S. dollar. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements have changed due to these variations in production, which could influence our ability to plan effectively for the longer term in Europe.
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

Risks Relating to Our Tobacco Operations (continued)

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
Further, the timing and unpredictability of customer indications, orders and shipments cause us to keep tobacco in inventory, increase our risk and result in variations in quarterly and annual financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping as well as infrastructure and accessibility issues in ports we use for shipment. We may, from time to time in the ordinary course of business, keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Because individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

Suppliers who have historically grown tobacco and from whom we have purchased tobacco may elect to grow other crops instead of tobacco, which affects the world supply of tobacco and may impact our quarterly and annual financial performance.
Increases in the prices for other crops have led and may in the future lead suppliers who have historically grown tobacco, and from whom we have purchased tobacco, to elect to grow these other, more profitable, items instead of tobacco. A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco. As a result, we could experience an increase in tobacco crop acquisition costs which may impact our quarterly and annual financial performance.

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

Risks Relating to Our Tobacco Operations (continued)

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
In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of Malawi's economy as highly inflationary. Devaluation and appreciation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have relatively recently had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

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

Risks Relating to Our Tobacco Operations (continued)

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

Risks Related to Our Recent Investments in New Business Lines

Our recent investments as part of our expanded business strategy have been in companies with limited histories that are operating in newly developing markets and are subject to numerous risks and uncertainties.
Our minority investment in December 2017 in the Criticality joint venture and our indirect Canadian subsidiary’s investments to acquire majority interests in Goldleaf Pharm Inc. ("Goldleaf") and Canada's Island Garden Inc. ("CIG") in January 2018, and the operation of these businesses, involve a high degree of risk. These investments are in businesses with limited operating histories-Criticality commenced operations in June 2017, CIG commenced operations in August 2013, and Goldleaf proposes to commence operations upon receipt of requisite licenses and approvals. We cannot assure you that as these operations further develop they will be profitable or otherwise sustainable. While these businesses involve the cultivation and/or processing of agricultural products similar in certain ways to leaf tobacco, and accordingly share commonality with our agronomy, traceability and agricultural product processing expertise, they are subject to commercial and regulatory challenges different from our existing businesses and with respect to which we do not have the same level of experience. In addition, these businesses are subject to numerous additional risks and uncertainties, including the following:

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

Risks Related to Our Recent Investments in New Business Lines (continued)

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

Risks Related to Our Recent Investments in New Business Lines (continued)

We may be unable to transmit any funds generated by Goldleaf and CIG to any United States entity and such funds may not be used to fund the payment of obligations of our U.S. based operations, including Alliance One.
An indirect Canadian subsidiary, itself owned by a foreign-based subsidiary of AOI, made its investment in Goldleaf and CIG with funds generated by operations of our foreign subsidiaries. We do not currently intend to repatriate any funds generated by Goldleaf or CIG into the United States and certain United States federal laws may restrict us from doing so. Accordingly, funds generated by these subsidiaries, or by the potential future sale of either or both of these subsidiaries, may not be available to fund the payment of obligations of our U.S. based operations, including AOI.

We may be adversely affected by customer, investor, lender, and regulatory reactions to our investments in Goldleaf and CIG.
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

Risks Relating to Other Aspects of Our Operations

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
We rely on information technology (IT) systems, including systems hosted by service providers. The enterprise resource planning system (SAP) we have implemented throughout the Company, for example, is hosted by Capgemini and our domestic employee payroll system is hosted by Ceridian. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in place, which are active inline services or are tested routinely, our portfolio of hardware and software products,

Risks Relating to Other Aspects of Our Operations (continued)

We rely on internal and externally hosted information technology systems and disruption, failure or security breaches of these systems could adversely affect our business. (continued)
solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses or other malicious software programs and cyber-attacks, including system hacking and other cyber-security breaches. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

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
Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, several material weaknesses in internal control over financial reporting existed at AOTK and at the regional and corporate levels.
We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2018 as reported elsewhere in this Annual Report. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.
We access the short-term capital markets and, from time to time, the long-term markets to obtain financing. Our access to, and the availability of acceptable terms and conditions of, such financing are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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
As of March 31, 2018, we had approximately $427.3 million drawn and outstanding on short-term seasonal lines with maximum capacity totaling $740.0 million subject to limitations under our asset-based revolving credit facility (the "ABL Facility"). Additionally against these lines there was $12.3 million available in unused letter of credit capacity with $4.8 million issued but unfunded.
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

Risks Relating to Our Capital Structure (continued)

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
The agreement governing the ABL Facility includes certain restrictive covenants and a springing covenant requiring that our fixed charge coverage ratio be no less than 1.00 to 1.00 during any period commencing at any time that the excess borrowing availability under the ABL Facility is less than a specified amount and ending on the first date after excess borrowing availability has been equal to or greater than such specified amount for a period of 30 consecutive days. The agreements governing our other indebtedness and the indentures governing our 8.500% senior secured first lien notes due 2021 (the “senior secured first lien notes”) and our 9.875% senior secured second lien notes due 2021 (the “senior secured second lien notes," and, together with the senior secured first lien notes, the "senior notes") also include restrictive covenants. Prior to the establishment of the ABL Facility, we sought and obtained waivers and amendments under our existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents. You should consider this in evaluating our ability to comply with financial and restrictive covenants in our debt instruments and the financial costs of our ability to do so. Any future defaults for which we do not obtain waivers or amendments could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness.

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the senior notes and subjecting us to additional risks.
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2018, we had approximately $1,347.6 million of indebtedness. If we incur additional indebtedness to our current indebtedness levels, including borrowings under the ABL Facility or other short or long-term credit facilities, the related risks that we now face could increase.

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

In addition, the agreement governing the ABL Facility and the indentures governing the senior notes each contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with certain covenants within the ABL Facility could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including any borrowings under the ABL Facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Risks Relating to Our Capital Structure (continued)

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future under the terms of the indentures governing the senior notes and the agreement governing the ABL Facility. The ABL Facility provides for a revolving credit line of up to $60.0 million subject to a borrowing base of eligible inventory and accounts receivable, and under certain conditions, we may solicit the lenders under the ABL Facility or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15.0 million (less the aggregate principal amount of any additional notes issued under the indenture governing the senior secured first lien notes). As of March 31, 2018, we had no outstanding borrowings under the ABL Facility and $60.0 million, subject to limitations under the ABL Facility, was available for borrowing under the ABL Facility and an additional $307.9 million was available for borrowing under other short and long-term credit facilities, including $7.5 million with respect to issued but unfunded letters of credit. If new debt is added to our current debt levels, the risks discussed above could intensify.

Our debt agreements will contain restrictions that limit our flexibility in operating our business.
The agreement governing the ABL Facility and the indentures governing the senior notes contain a number of significant covenants. These covenants limit our ability to, among other things:

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

In addition, the ABL Facility requires us to periodically satisfy a fixed charge coverage ratio during any period commencing at any time that excess borrowing availability is less than a specified amount and ending on the first date after excess borrowing availability has been equal to or greater than such specified amount for a period of 30 consecutive days. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. The failure to comply with these covenants and tests would cause a default under the ABL Facility and under the indentures governing the senior notes and would prevent us from taking certain actions, such as incurring additional debt, paying dividends or redeeming the senior secured first lien notes, the senior secured second lien notes or any subordinated debt. A default, if not waived, could result in the debt under the ABL Facility and the indentures governing the senior notes becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including the senior notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including the senior notes, or to fund our other liquidity needs.

We may not be able to refinance or renew our indebtedness, including the senior notes and the ABL Facility, or be able to borrow under the ABL Facility or other future credit facilities, which may have a material adverse effect on our financial condition.
Loans under the ABL Facility will mature on January 14, 2021. We may not be able to renew or refinance the ABL Facility or other indebtedness, including the senior secured notes, on substantially similar terms, or at all. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance the ABL Facility, the senior notes or our other indebtedness on terms which are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to repay the ABL Facility, the senior notes or certain of our other indebtedness, which may result in a default under other indebtedness.

Risks Relating to Our Capital Structure (continued)

We may not be able to refinance or renew our indebtedness, including the senior notes and the ABL Facility, or be able to borrow under the ABL Facility or other future credit facilities, which may have a material adverse effect on our financial condition. (continued)
We may need to refinance all or a portion of our indebtedness, including the ABL Facility, the senior secured first lien notes and the senior secured second lien notes, on or before maturity. Additionally, to the extent permitted under the agreement governing the ABL Facility and indentures governing the senior secured first lien notes and the senior secured second lien notes, we may repurchase, repay or tender for our bank debt, senior secured first lien notes and the senior secured second lien notes or other debt, which may place pressure on future cash requirements to the extent that the debt repurchased, repaid or tendered cannot be redrawn.

Risks Related to Global Financial and Credit Markets

Volatility and disruption of global financial and credit markets may negatively impact our ability to access financing and expose us to unexpected risks.
Global financial and credit markets expose us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, the ABL Facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2018, we had approximately $427.3 million drawn and outstanding on short-term foreign seasonal lines and a maximum borrowing capacity under these lines and the ABL Facility totaling $800.0 million subject to limitations under the ABL Facility. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under the ABL Facility, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks that are lenders under seasonal lines could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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
Our primary customers, the leading cigarette manufacturers, have faced thousands of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world. These lawsuits have been brought by different types of plaintiffs, including: (1) individuals and classes of individuals alleging personal injury and/or misleading advertising; (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking; and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases have ranged into the billions of dollars. There have been many jury verdicts for plaintiffs in tobacco product litigation over the past several years. Additional plaintiffs continue to file lawsuits. The effects of the previous and current lawsuits on our customers could reduce their demand for tobacco from us.

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
In May 2016, the FDA finalized regulations, which became effective in August 2016, that extend its regulatory authority under the act to tobacco products not previously covered by its regulations, including vaporizers, vape pens, hookah pens, electronic cigarettes (or, e-cigarettes), e-pipes, and other types of electronic nicotine delivery systems, including e-liquids used in these devices, as well as pipe tobacco and cigars (including little cigars and cigarillos), and future novel tobacco products. These regulations require manufacturers of these additional tobacco products to, among other things submit an application and obtain FDA authorization to market a new tobacco product; register establishment(s) and submit product listing to FDA; submit listing of ingredients; submit information on harmful and potentially harmful constituents; submit tobacco health documents; not introduce into interstate commerce modified-risk tobacco products (e.g., products with label, labeling, or advertising representing that they reduce risk or are less harmful compared to other tobacco products on the market) without an FDA order; and include the required warning statement on packaging and advertisements. These regulations will extend to certain of our operations that had not previously been subject to the act, including the processing of pipe tobacco and tobacco for little cigars and cigarillos at our U.S. cut rag processing facility, and to joint ventures and subsidiaries that develop, produce and sell consumable e-liquids. In addition, the May 2016 regulations make these additional tobacco products subject to certain existing restrictions on the sale of cigarettes, including restrictions prohibiting sale to individuals under 18 years of age. In addition, in finalizing the May 2016 regulations, the FDA announced that it intends in the future to issue a proposed product standard that would, if finalized, eliminate characterizing flavors in all cigars, including cigarillos and little cigars.

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
A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, which is binding on 181 nations as of March 31, 2018, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2018.

Corporate
Our corporate headquarters are located in Morrisville, North Carolina and are leased under an agreement that expires in May 2021.

Facilities
We own a total of 13 production facilities in 9 countries. We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season. While we believe our production facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco and other specialty products. We also believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco and other specialty products if required by customer demand.
The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE
NORTH AMERICA SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE, VA	STORAGE
OTHER REGIONS SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
ARARANGUA, BRAZIL	FACTORY/STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE
AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE
HARARE, ZIMBABWE	FACTORY/STORAGE
EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE
ASIA
NGORO, INDONESIA	FACTORY/STORAGE

GLOBAL SPECIALTY PRODUCTS
GLOBAL SPECIALTY PRODUCTS
CHARLOTTETOWN, PRINCE EDWARD ISLAND	FACTORY/STORAGE

ITEM 3. LEGAL PROCEEDINGS

Mindo, S.r.l. (“Mindo”), the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7.4 million plus interest and costs. On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo. On December 23, 2014, Mindo appealed the judgment of the Court of Rome to the Court of Appeal of Rome. Subsequent to March 31, 2018, the parties agreed to and consummated a settlement of Mindo’s claims, which settlement included the payment by the Company’s subsidiary of an immaterial amount.
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
The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

	High	Low	Dividends Declared
Year Ended March 31, 2018
Fourth Quarter	$30.70	$12.00	$—
Third Quarter	14.60	9.85	—
Second Quarter	17.00	10.35	—
First Quarter	14.20	9.95	—
Year Ended March 31, 2017
Fourth Quarter	$19.50	$12.30	$—
Third Quarter	19.81	13.75	—
Second Quarter	22.69	15.35	—
First Quarter	27.23	14.40	—
As of March 31, 2018, there were 5,355 shareholders, including 4,764 non-objecting beneficial holders of our common stock.
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
*$100 invested on 3/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright ©2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Cumulative Total Return

	3/13	3/14	3/15	3/16	3/17	3/18
Alliance One International, Inc.	$100.00	$75.06	$28.28	$45.14	$33.03	$66.97
S&P 500	$100.00	$121.86	$137.37	$139.82	$163.83	$186.75
S&P Smallcap 600	$100.00	$127.81	$138.96	$134.51	$167.58	$188.82
Custom Peer Group	$100.00	$103.49	$91.25	$114.41	$147.78	$105.06

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

	Years Ending March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2018	2017	2016	2015	2014
Summary of Operations
Sales and other operating revenues	$1,845,966	$1,714,750	$1,904,592	$2,066,865	$2,354,996
Other income (expense) (1)	14,382	4,896	105,427	(66)	18,760
Restructuring and asset impairment charges	382	1,375	5,888	9,118	5,111
Operating income	110,603	84,568	201,787	97,295	105,513
Debt retirement expense (income) (2)	(2,975)	(300)	—	(771)	57,449
Net income (loss)	51,906	(63,271)	65,445	(28,034)	(102,876)
Net income (loss) attributable to Alliance One International, Inc.	52,436	(62,928)	65,532	(27,862)	(102,533)
Earnings Per Share Attributable to Alliance One International, Inc.:
Basic earnings (loss) per share	$5.83	$(7.05)	$7.38	$(3.16)	$(11.69)

Diluted earnings (loss) per share (3)	$5.81	$(7.05)	$7.38	$(3.16)	$(11.69)

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$711,546	$797,326	$815,532	$641,275	$803,038
Total assets (6)	1,966,631	1,971,872	1,968,198	1,622,460	1,744,460
Long-term debt (6)	920,143	942,959	910,214	727,197	886,475
Stockholders’ equity attributable to Alliance One International, Inc.	271,866	203,518	271,126	190,790	243,830

Other Data
Ratio of earnings to fixed charges	—	—	1.75	—	—
Coverage deficiency	13,304	35,335	n/a	8,939	60,852
Common shares outstanding at year end (4)	9,023	8,963	8,900	8,858	8,816
Number of stockholders at year end (5)	5,355	4,187	4,465	4,995	5,346

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
(3) For the years ended March 31, 2017, 2015 and 2014, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the years ended March 31, 2015 and 2014, assumed conversion of then-outstanding convertible notes at the beginning of the period has an antidilutive effect on the loss per share.
(4) Excluding 785 shares owned by a wholly owned subsidiary.
(5) Includes the number of stockholders of record and non-objecting beneficial owners.
(6) On April 1, 2016, new accounting guidance that changed the presentation of debt issuance costs in financial statements was adopted on a retrospective basis. Therefore the March 31, 2016, 2015, and 2014 balances have been adjusted in accordance with the adoption of this guidance.

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

Financial Results
Our strong financial performance in fiscal 2018 highlights our proactive efforts to meet the needs of our leaf business. The significant year-over-year growth in fiscal year 2018 show a positive trend and were largely in-line with our expectations, with improvement in net sales by 7.7%, gross profit by 13.5%, and operating income by 30.7% that are all indicative of the strength of our customer relationships and our continued focus on our leaf business. Overall volumes only increased by 0.5% with the larger South America crop size and the timing of shipments from Asia largely offset by the limited carryover of shipments from fiscal 2017 and the short weather-related crops in Africa, primarily in Malawi. SG&A increases were primarily the result of higher professional fees associated with our business development initiatives and the non-recurrence of a reversal of reserves for customer receivables in the prior year that were substantially offset by sales of intrastate trade tax credits in South America included in Other Income.

Liquidity
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. During fiscal 2018, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $28.6 million of our Senior Secured Second Lien Notes and an additional $10.9 million of these same notes in April 2018, leaving $652.1 million outstanding after the purchases in April. We remain confident in our targets to purchase $25.0-$50.0 million per year of our more expensive debt with surplus cash. Our year-end cash position was $264.7 million with $427.3 million in notes payable to banks. Our liquidity position is in line with internal expectations at $565.1 million as of March 31, 2018, comprised of cash and $300.4 million of available credit lines, excluding letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook
Fiscal 2018 was a year of significant transformation at Alliance One. We made great progress in implementing our new ‘One Tomorrow’ transformation initiative designed to meet the critical business challenges of today while positioning the Company for continued long-term profitable growth. We are pursuing a larger purpose-driven brand vision with the goal of transforming people’s lives so that together we can grow a better world. As an agricultural company, the grower is at the heart of everything we do. Our contracted grower base often produces a significant volume of non-tobacco crops as a result of the inputs and agronomic expertise that our team provides. We have helped them feed their families and their livestock, and we are actively working to find markets for these crops as part of our continuing efforts to improve grower livelihoods and develop new markets for value-added agricultural products. When combined with our strong track and trace capabilities, our agricultural core business is central to our value proposition with customers and suppliers.
We are focused on growth far beyond improving our leaf market share, as indicated by the investments made in e-liquids, industrial hemp and legal cannabis. Over the next three to four years, we intend to broaden our business portfolio by focusing on value-added consumer-driven agricultural products. We are actively investing in human capital, and bringing in new skillsets such as branding, marketing and advertising, that will allow us to successfully grow and develop our new business lines. Our goal is to generate a significantly increasing portion of our revenue and profit from new, higher-margin businesses by 2020. We are on a strategic, long-term path designed to improve shareholder value, and we are confident in our ability to deliver best-in-class products and services to our customers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Condensed Consolidated Statements of Operations and Supplemental Information
	Years Ended March 31,
			Change					Change
(in millions, except per kilo amounts)	2018		$		%	2017		$		%	2016
Kilos sold	383.3		1.9		0.5	381.4		(1.0)		(0.3)	382.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,762.4		$131.1		8.0	$1,631.3		$(196.6)		(10.8)	$1,827.9
Average price per kilo	4.60		0.32		7.5	4.28		(0.50)		(10.5)	4.78
Processing and other revenues	83.6		0.2		0.2	83.4		6.7		8.7	76.7
Total sales and other operating revenues	1,846.0		131.3		7.7	1,714.7		(189.9)		(10.0)	1,904.6
Tobacco cost of goods sold:
Tobacco costs	1,468.0		96.4		7.0	1,371.6		(181.6)		(11.7)	1,553.2
Transportation, storage and other period costs	70.3		(0.4)		(0.6)	70.7		(0.7)		(1.0)	71.4
Derivative financial instrument and exchange (gains) losses	5.9		13.4		178.7	(7.5)		(10.4)		(358.6)	2.9
Total tobacco cost of goods sold	1,544.2		109.4		7.6	1,434.8		(192.7)		(11.8)	1,627.5
Average cost per kilo	4.03		0.27		7.2	3.76		(0.50)		(11.7)	4.26
Processing and other revenues cost of services sold	55.6		(7.3)		(11.6)	62.9		11.6		22.6	51.3
Total cost of goods and services sold	1,599.8		102.1		6.8	1,497.7		(181.1)		(10.8)	1,678.8
Gross profit	246.2		29.2		13.5	217.0		(8.8)		(3.9)	225.8
Selling, general, and administrative expenses	149.6		13.6		10.0	136.0		12.5		10.1	123.5
Other income	14.4		9.5		193.9	4.9		(100.5)		(95.4)	105.4
Restructuring and asset impairment charges	0.4		(1.0)		(71.4)	1.4		(4.5)		(76.3)	5.9
Operating income	110.6		26.0		30.7	84.6	*	(117.2)		(58.1)	201.8
Debt retirement expense (income)	(3.0)		(2.7)		(900.0)	(0.3)		(0.3)		(100.0)	—
Interest expense	133.0		0.3		0.2	132.7		15.5		13.2	117.2
Interest income	3.3		(4.9)		(59.8)	8.2		1.1		15.5	7.1
Income tax expense (benefit)	(58.8)		(82.3)		(350.2)	23.5		(8.7)		(27.0)	32.2
Equity in net income (loss) of investee companies	9.3		9.4		9,400.0	(0.1)		(6.1)		(101.7)	6.0
Loss attributable to noncontrolling interests	(0.5)		(0.2)		(66.7)	(0.3)		(0.2)		(200.0)	(0.1)
Income (loss) attributable to Alliance One International, Inc.	$52.4	*	$115.3	*	183.3	$(62.9)	*	(128.4)	*	(196.0)	$65.5	*
*Amounts do not equal column totals due to rounding.

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017

Summary
Total sales and other operating revenues increased $131.3 million to $1,846.0 million primarily attributable to a 7.5% increase in average sales price due to product mix mainly in South America and North America and the impact of higher green costs in Malawi due to the smaller weather-related crop. Current year sales included a higher ratio of lamina to byproducts than in the prior year. Volumes increased slightly by 0.5% from the South America crop size returning to normal levels, the timing of shipments from Asia and the limited carryover of shipments from North America into fiscal 2019 that were substantially offset by short weather-related crops in Africa this year, mainly in Malawi. Tobacco costs per kilo increased 7.2% from product mix, higher green costs from the short crop in Malawi and the related impact on conversion costs and the impact of European currency movement, partially

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017

Summary - (continued)
offset by lower conversion costs from the current South America crop size normalizing after the smaller weather-related crop size last year. While processing and other revenues remained consistent with the prior year, the larger South America crop size this year was the main driver of processing costs decreasing 11.6% from lower conversion costs. As a result, current year revenues increased by 7.7% with total costs of goods and services sold increasing by 6.8% which improved gross profit by 13.5% to $246.2 million and gross profit as a percentage of sales from 12.7% in the prior year to 13.3% in the current year. SG&A increases of 10.0% were driven by the non-recurrence of a reversal of reserves for customer receivables in the prior year and higher professional fees and travel costs associated with our business development initiatives. Current year other income is mainly from sales of intrastate trade tax credits in South America and the receipt of South American funds previously held in escrow that are now covered by bond. Other income in the prior year is primarily due to the net insurance recovery for tobacco that had been lost by fire in Zimbabwe. Improved profitability increased operating income by 30.7% to $110.6 million when compared to the prior year.
During the current year, we purchased $28.6 million of our existing 9.875% senior secured second lien notes due 2021 at a discount, resulting in debt retirement income of $3.0 million. During the prior year, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. In addition, we purchased $28.4 million of our senior secured second lien notes on the open market. As a result, one-time related discounts of $3.4 million offset by $0.7 million for the accelerated amortization of debt issuance costs and original issue discount were recorded. Our interest costs increased slightly from the prior year primarily due to higher average rates offset by lower average balances on our seasonal lines of credit.
Our effective tax rate was 364.3% this year compared to (59.2)% last year. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Act”) was signed by President Trump. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, a provisional net tax benefit of $78.3 million due to a remeasurement of deferred tax assets and liabilities, release of the valuation allowance, and a transition tax on deemed repatriation of deferred foreign income. Additionally, we are required to evaluate, on a recurring basis, if whether enough positive evidence exists to determine whether it is more likely than not that the deferred tax asset will be available to offset or reduce future taxes. As such, we reassessed the need for a valuation allowance against our U.S. deferred tax assets due to the Tax Act and concluded that a full valuation allowance on the U.S. deferred tax assets is not necessary. The reversal of the U.S. federal valuation allowance was due to anticipated refunds of AMT credits and anticipated future limitation of our interest expense deductions in the U.S. which we believe will allow us to be able to realize the deferred tax asset within the period that our net operating losses may be carried forward. In reaching this conclusion, we reviewed countervailing evidence, including our recent history of U.S. losses, but determined the positive evidence outweighed the negative evidence. However, we believe that our foreign tax credits and state net operating losses will expire unutilized and have maintained a valuation allowance against those deferred tax assets. The tax benefit, including the release of the valuation allowance, and the tax charge represent provisional amounts and are our current best estimates. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Act and may change as we receive additional regulatory guidance. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin 118. Other factors impacting the variance in the effective tax rate include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded, and differences between items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017 (continued)

North America Region

North America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2018	$	%	2017
Kilos sold	70.4	3.3	4.9	67.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$413.5	$56.1	15.7	$357.4
Average price per kilo	5.87	0.54	10.1	5.33
Processing and other revenues	37.9	(0.9)	(2.3)	38.8
Total sales and other operating revenues	451.4	55.2	13.9	396.2
Tobacco cost of goods sold:
Tobacco costs	359.6	44.0	13.9	315.6
Transportation, storage and other period costs	14.8	4.7	46.5	10.1
Derivative financial instrument and exchange (gains) losses	—	0.2	100.0	(0.2)
Total tobacco cost of goods sold	374.4	48.9	15.0	325.5
Average cost per kilo	5.32	0.47	9.7	4.85
Processing and other revenues costs of services sold	28.6	(1.2)	(4.0)	29.8
Total cost of goods and services sold	403.0	47.7	13.4	355.3
Gross profit	48.4	7.5	18.3	40.9
Selling, general and administrative expenses	25.0	—	—	25.0
Other income (expense)	(1.0)	(0.9)	(900.0)	(0.1)
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$22.4	$7.1	46.4	$15.3

Total sales and other operating revenues increased 13.9% driven by a 4.9% increase in volumes and a 10.1% increase in average sales prices. The increase in average sales prices and the 9.7% increase in average tobacco costs per kilo are mainly from product mix. The current year sales included a higher ratio of lamina to byproducts than in the prior year. Volume increases are attributable to timing of shipments from limited carryover of shipments into fiscal 2019 compared to shipments from fiscal 2017 carried over into fiscal 2018. Primarily due to product mix, gross margin increased 18.3% to $48.4 million this year and gross margin as a percentage of sales improved from 10.3% to 10.7%. SG&A was consistent with the prior year. Improved gross margin this year was the primary factor behind increasing operating income by 46.4% to $22.4 million compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2018	$	%	2017
Kilos sold	312.9	(1.4)	(0.4)	314.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,348.9	$74.9	5.9	$1,274.0
Average price per kilo	4.31	0.26	6.4	4.05
Processing and other revenues	45.7	1.1	2.5	44.6
Total sales and other operating revenues	1,394.6	76.0	5.8	1,318.6
Tobacco cost of goods sold:
Tobacco costs	1,108.4	52.4	5.0	1,056.0
Transportation, storage and other period costs	55.5	(5.1)	(8.4)	60.6
Derivative financial instrument and exchange (gains) losses	5.9	13.2	180.8	(7.3)
Total tobacco cost of goods sold	1,169.8	60.5	5.5	1,109.3
Average cost per kilo	3.74	0.21	5.9	3.53
Processing and other revenues costs of services sold	27.0	(6.1)	(18.4)	33.1
Total cost of goods and services sold	1,196.8	54.4	4.8	1,142.4
Gross profit	197.8	21.6	12.3	176.2
Selling, general and administrative expenses	124.6	13.6	12.3	111.0
Other income	15.4	10.4	208.0	5.0
Restructuring and asset impairment charges	0.4	(0.5)	(55.6)	0.9
Operating income	$88.2	$18.9	27.3	$69.3

Total sales and other operating revenues increases of 5.8% to $1,394.6 million are attributable to a 6.4 % increase in average sales prices per kilo primarily driven by product mix in South America and the impact of higher green costs in Malawi due to the short crop this year. Volumes decreased slightly by (0.4%) as a result of short weather-related crops in Africa this year, mainly in Malawi, that were substantially offset by the South America crop size returning to normal levels and the timing of shipments from Asia. Average tobacco costs per kilo increased 5.9% from product mix, higher green costs from the short crop in Malawi and the related impact on conversion costs and the impact of European currency movement partially offset by lower conversion costs from the current South America crop size normalizing after the smaller weather-related crop size last year. The larger South America crop size this year was the primary driver of processing and other revenues increasing by 2.5%, with processing costs decreasing by 18.4% from lower conversion costs. As a result, gross margin improved by 12.3% to $197.8 million and gross margin as a percentage of sales increased from 13.4% to 14.2%. SG&A increased 12.3% driven by higher professional fees related to our business development initiatives and the non-recurrence of a reversal of reserves for customer receivables in the prior year. Other income increases of $10.4 million were attributable to sales of intrastate trade tax credits in South America and the receipt of South American funds previously held in escrow that are now covered by bond. Improved profitability drove operating income increases of 27.3% to $88.2 million when compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2017 to the Year Ended March 31, 2016

Summary
Total sales and other operating revenues decreased by 10.0% to $1,714.7 million and total costs of goods and services sold decreased 10.8% to $1,497.7 million primarily due to lower average sales prices and tobacco costs per kilo attributable to smaller crops in the U.S., Brazil and Tanzania related to weather conditions, lower prices paid to tobacco suppliers across most regions and changes in product mix with an increased percentage of byproduct sales versus lamina. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were partially offset by $4.8 million of lower of cost or market adjustments. Volumes were down slightly as volume increases from expanded cut rag services in the Africa Region, sales of prior crop in most regions and the timing of shipments in Africa were offset by the weather-related smaller crop sizes and the timing of shipments in other regions. Processing and other revenues and processing costs increases were primarily related to the reconsolidation of our Zimbabwe subsidiary. As a result of lower average sales price and costs per kilo, gross profit decreased 3.9% to $217.0 million while gross profit as a percentage of sales increased from 11.9% to 12.7%. SG&A increased 10.1% primarily from increased legal and professional fees, incentive compensation costs and the inclusion of costs from our reconsolidated Zimbabwe subsidiary beginning in fiscal 2017 partially offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe in the prior year, the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America. During the prior year, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income. Restructuring and asset impairment charges in fiscal 2017 are mainly related to our former U.S. cut rag facility. Restructuring and asset impairment charges in the prior year were primarily attributable to impairment of advances to tobacco suppliers and real property in Africa. During third quarter of fiscal 2017, we refinanced our existing senior secured revolving credit facility with the issuance of $275.0 million of 8.5% senior secured first lien notes due 2021 and a $60.0 million ABL credit agreement. As a result, one-time debt retirement costs of $2.3 million were recorded for the accelerated amortization of debt issuance costs. During the fourth quarter of fiscal 2017, we purchased $28.4 million of our senior secured second lien notes on the open market. As a result, one-time related discounts of $3.4 million offset by $0.7 million for the accelerated amortization of debt issuance costs and original issue discount were recorded. Our interest costs increased from the prior year primarily due to higher average borrowings and higher average rates on our seasonal lines of credit as well as increased amortization of debt issuance costs and the inclusion of interest costs from our reconsolidated Zimbabwe subsidiary in fiscal 2017. Our effective tax rate was (59.2)% in fiscal 2017 compared to 35.1% in the prior year. The variance in the effective tax rate year to year is the result of many factors that include but are not limited to differences in forecasted income for the respective years; differences in year-to-date income for the quarters; certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefit.

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
Tobacco cost of goods sold:
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

Total sales and other operating revenues decreased 15.4% to $396.2 million and total costs of goods and services sold decreased 14.8% to $355.3 million due to a 9.4% decrease in average sales prices per kilo and a 9.5% decrease in average tobacco costs per kilo primarily attributable to the impact of adverse weather conditions during the U.S. growing season that resulted in a smaller crop in fiscal 2017. Also decreasing average sales prices and costs per kilo was product mix with an increased percentage of byproduct sales versus lamina. Volume decreases resulted from the negative impact of smaller U.S. crops and the timing of shipments. The smaller U.S. crops also negatively impacted customer requirements for processing and other services which decreased processing and other revenues and costs of services when compared with the prior year. As a result, gross profit decreased 19.8% to $40.9 million in fiscal 2017 and gross profit as a percentage of sales decreased slightly from 10.9% to 10.3%. Decreases in SG&A were related to allocations for general corporate services. Restructuring and asset impairment charges during fiscal 2017 were from our former U.S. cut rag facility. Primarily due to the decrease in gross profit, operating income declined $9.9 million from the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2017 to the Year Ended March 31, 2016 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2017	$	%	2016
Kilos sold	314.3	3.5	1.1	310.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,274.0	$(133.2)	(9.5)	$1,407.2
Average price per kilo	4.05	(0.48)	(10.6)	4.53
Processing and other revenues	44.6	15.3	52.2	29.3
Total sales and other operating revenues	1,318.6	(117.9)	(8.2)	1,436.5
Tobacco cost of goods sold:
Tobacco costs	1,056.0	(127.5)	(10.8)	1,183.5
Transportation, storage and other period costs	60.6	2.2	3.8	58.4
Derivative financial instrument and exchange (gains) losses	(7.3)	(9.4)	(447.6)	2.1
Total tobacco cost of goods sold	1,109.3	(134.7)	(10.8)	1,244.0
Average cost per kilo	3.53	(0.47)	(11.8)	4.00
Processing and other revenues costs of services sold	33.1	15.4	87.0	17.7
Total cost of goods and services sold	1,142.4	(119.3)	(9.5)	1,261.7
Gross profit	176.2	1.4	0.8	174.8
Selling, general and administrative expenses	111.0	13.4	13.7	97.6
Other income	5.0	(100.3)	(95.3)	105.3
Restructuring and asset impairment charges	0.9	(5.0)	(84.7)	5.9
Operating income	$69.3	$(107.3)	(60.8)	$176.6

Total sales and other operating revenues decreased 8.2% to $1,318.6 million and total costs of goods and services sold decreased 9.5% to $1,142.4 million. Volumes increased 1.1% primarily due to expansion of our cut rag services in the Africa Region, the timing of shipments and sales of prior crop in fiscal 2017 in most regions that were partially offset by the short crops in Brazil and Tanzania. Although volumes increased, the product mix of sales in fiscal 2017 changed with an increased percentage of byproduct sales versus lamina. The change in product mix and lower prices paid to tobacco suppliers in Africa and South America lowered average sales prices by 10.6% and average tobacco costs per kilo by 11.8%. The positive impact of currency movements primarily in Europe on average tobacco costs per kilo were partially offset by $4.2 million of lower of cost or market adjustments, and higher conversion costs per kilo in Tanzania due to the smaller crop size. Processing and other revenues and processing costs increases were related to the reconsolidation of our Zimbabwe subsidiary. As a result, gross profit increased slightly by 0.8% to $176.2 million and gross profit as a percentage of sales increased from 12.2% to 13.4%. Increases in SG&A are associated with increased Kenya-related legal and professional fees, incentive compensation costs, additional audit related fees and the inclusion of costs from our reconsolidated Zimbabwe subsidiary partially offset by the non-recurrence of reserves for customer receivables in the prior year. Increases in SG&A were partially offset by the net insurance recovery related to tobacco lost by fire in Zimbabwe in the prior year, the non-recurrence of one-time expenses in Africa and the sale of trade tax credits in South America as well as reduced restructuring and asset impairment charges from the prior year related to impairment of advances to tobacco suppliers and real property in Africa. During the prior year, we determined that the significant doubt about our ability to control MTC was eliminated and we reconsolidated it as of March 31, 2016. As a result, we recorded a gain of $106.2 million in other operating income in fiscal 2016. Primarily the result of the gain on reconsolidation of MTC in the prior year and increased SG&A, operating income declined 60.8% to $69.3 million in fiscal 2017.

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
At March 31, 2018, we had $264.7 million in cash on our balance sheet, $60.0 million available under the ABL facility (subject to limitations on borrowing if, after consideration of the application of the net proceeds of the borrowing, unrestricted cash and cash equivalents would exceed $180.0 million), $427.3 million outstanding under short-term foreign lines with an additional $300.4 million available under those lines and $0.9 million outstanding of other debt for a total of $565.1 million of debt availability (without regard to the ABL Facility limitation noted above) and cash on hand around the world, excluding $4.8 million in issued but unfunded letters of credit with $7.5 million available. Included in sources of liquidity as of March 31, 2018 was $193.7 million funded under our accounts receivable sale programs. Additionally, customer advances were $24.1 million at March 31, 2018 compared to $30.9 million at March 31, 2017. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. Effective March 31, 2018, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indentures governing our senior secured first lien notes and our senior secured second lien notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time, we may not satisfy the required ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
Alliance One affirms our belief that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2019. Our access to capital meets our current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill our future funding requirements. General deterioration of our business, and the cash flow that it generates, or failure to renew foreign lines could impact our ability to meet our future liquidity requirements.
Seasonal liquidity beyond cash flow from operations is provided by our seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2018 and 2017, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2018	2017
Average short-term borrowings	$510.0	$528.2
Aggregated peak short-term borrowings outstanding	$658.4	$688.7
Weighted-average interest rate on short-term borrowings	6.10%	5.89%

Aggregated peak borrowings for fiscal 2018 were during the first quarter of fiscal 2018 compared to during the second quarter for fiscal 2017. The peak borrowings occurred in the first quarter of fiscal 2018 due to the timing of purchases of tobacco and repayments in the South America and Africa regions as compared to fiscal 2017. Peak borrowings for fiscal 2018 and fiscal 2017 were repaid with cash provided by operating activities.
As of March 31, 2018, we are in our working capital build. In South America, we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital
Our working capital decreased to $711.5 million at March 31, 2018 from $797.3 million at March 31, 2017. Our current ratio was 2.1 to 1 at March 31, 2018 and March 31, 2017. The decrease in working capital is primarily attributable to lower cash balances due to the timing of collections of receivables partially offset by lower seasonal notes payable and accounts payable due to the timing of purchases and processing of tobacco in South America and Africa and other costs.
The following table is a summary of items from the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Approximately $70.3 million of our outstanding cash balance at March 31, 2018 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2018	$	%	2017	$	%	2016
Cash and cash equivalents	$264.7	(208.4)	(44.0)	$473.1	273.4	136.9	$199.7
Net trade and other receivables	304.4	50.2	19.7	254.2	(146.8)	(36.6)	401.0
Inventories and advances to tobacco suppliers	728.6	(4.4)	(0.6)	733.0	(100.2)	(12.0)	833.2
Total current assets	1,349.6	(160.5)	(10.6)	1,510.1	19.7	1.3	1,490.4
Notes payable to banks	427.3	(48.6)	(10.2)	475.9	(0.1)	—	476.0	(1)
Accounts payable	76.5	(12.9)	(14.4)	89.4	7.8	9.6	81.6
Advances from customers	24.1	(6.8)	(22.0)	30.9	21.0	212.1	9.9
Total current liabilities	638.1	(74.7)	(10.5)	712.8	38.0	5.6	674.8
Current ratio	2.1 to 1			2.1 to 1			2.2 to 1
Working capital	711.5	(85.8)	(10.8)	797.3	(18.2)	(2.2)	815.5
Total long term debt	920.1	(22.9)	(2.4)	943.0	32.8	3.6	910.2
Stockholders’ equity attributable to Alliance One International, Inc.	271.9	68.4	33.6	203.5	(67.6)	(24.9)	271.1

Net cash provided (used) by:
Operating activities	$(43.5)	$(290.7)	(117.6)	$247.2	$382.5	282.7	$(135.3)
Investing activities	(63.7)	(52.2)	(453.9)	(11.5)	2.0	14.8	(13.5)
Financing activities	(103.1)	(141.3)	(369.9)	38.2	(155.4)	(80.3)	193.6

(1) Includes $130.6 million of debt owed by MTC under a short-term credit facility in which one of our other subsidiaries had a participation interest in the lender’s rights and obligations under the facility. At March 31, 2016, $84.3 million of that amount was attributed to outstanding borrowings by MTC funded under that facility by such other subsidiary pursuant to that participation interest. Because such other subsidiary’s funding is pursuant to a participation interest through a third-party lender and not a direct intercompany loan between such other subsidiary and MTC, the total amount of debt under the facility is required to be reflected as consolidated debt upon the reconsolidation of MTC. At March 31, 2018 and 2017, our subsidiary's participation interest no longer remained.

Operating Cash Flows
Net cash used by operating activities increased $290.7 million compared to net cash provided by operating activities in fiscal 2017 which increased $382.5 million compared to fiscal 2016. The increase in cash used in fiscal 2018 compared to fiscal 2017 is primarily due to lower collections of accounts receivable in accordance with terms and the timing of shipments in the fourth quarter and less reductions in inventory as crop sizes in South America normalized this year. The increase in cash provided in fiscal 2017 compared to fiscal 2016 is primarily due to increased collections of accounts receivable in accordance with terms and the timing of shipments in the fourth quarter. Cash provided also increased due to lower inventory balances from the timing of shipments in the fourth quarter as well as smaller crop sizes resulting in lower balances of inventory carried over to fiscal 2017.

Investing Cash Flows
Net cash used by investing activities increased $52.2 million in fiscal 2018 compared to fiscal 2017 which decreased $2.0 million compared to fiscal 2016. The increase in fiscal 2018 is primarily due to the acquisition of consolidated affiliates and equity method investments. The decrease in cash used in fiscal 2017 is primarily due to lower purchases of property and equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash used by financing activities increased $141.3 million compared to net cash provided by financing activities in fiscal 2017 which decreased $155.4 million compared to fiscal 2016 . The increase in cash used in fiscal 2018 is primarily related to increased net repayments of seasonal financing from the timing of purchases and processing of tobacco as well as the repurchase of $28.6 million of second lien notes. The decrease in cash provided in fiscal 2017 is primarily due to repayments and cancellation of our former senior revolving credit facility during the year and our repurchase of $28.4 million of second lien notes partially offset by proceeds from the issuance of $275.0 million first lien notes.
Certain debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of March 31, 2018:

			March 31, 2018
	Outstanding		Lines and
	March 31, 2017	March 31, 2018	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2019	2020	2021	2022	2023	Later
Senior secured credit facility:
ABL Facility (1)	—	—	60.0	—%	(2)	—	—	—	—	—	—
Senior notes:
8.5% senior secured first lien notes due 2021 (3)	267.0	268.9	—	8.5%		—	—	—	268.9	—	—
9.875% senior secured second lien notes due 2021 (4)	675.1	650.5	—	9.9%		—	—	—	650.5	—	—
Long-term foreign seasonal borrowings	10.0	—	—	4.4%	(2)	—	—	—	—	—	—
Other long-term debt	0.9	0.9	—	6.0%	(2)	0.2	0.3	0.1	0.1	0.1	0.2
Notes payable to banks(5)	475.9	427.3	300.4	6.1%	(2)	—	—	—	—	—	—
Total debt	$1,428.9	$1,347.6	$360.4			$0.2	$0.3	$0.1	$919.5	$0.1	$0.2
Short-term (5)	$475.9	$427.3
Long-term:
Long-term debt current	$10.0	$0.2
Long-term debt	943.0	920.1
	$953.0	$920.3
Letters of credit	$5.2	$4.8	7.5
Total credit available			$367.9
(1) As of March 31, 2018 the full amount of the ABL Facility was available. Borrowing is permitted under the ABL Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2018, our unrestricted cash and cash equivalents significantly exceeded $180,000.
(2) Weighted average rate for the twelve months ended March 31, 2018.
(3) Repayment of $268,943 is net of original issue discount of $1,806 and unamortized debt issuance of $4,251. Total repayment will be $275,000.
(4) Repayment of $650,495 is net of original issue discount of $6,802 and unamortized debt issuance of $5,649. Total repayment will be $662,946.
(5) Primarily foreign seasonal lines of credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

First Lien Notes

On October 14, 2016, the Company issued $275.0 million in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof. The First Lien Notes, which bear interest at a rate of 8.500% per year, are payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning April 15, 2017, to holders of record at the close of business on the preceding April 1 and October 1, respectively. The First Lien Notes mature on April 15, 2021. The First Lien Notes are initially guaranteed on a senior secured basis by Alliance One’s subsidiary, Alliance One Specialty Products, LLC (the “Initial Guarantor”), and each of its future material domestic subsidiaries are required to guarantee the First Lien Notes on a senior secured basis. The Initial Guarantor is not a material domestic subsidiary, and Alliance One currently has no material domestic subsidiaries. The Initial Guarantor and any future guarantors of the First Lien Notes are referred to as the “guarantors.”
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

ABL Facility

On October 14, 2016, the Company entered into an ABL credit agreement (the "ABL Credit Agreement") with certain bank lenders establishing a senior secured revolving asset-based lending facility (the "ABL Facility") of $60.0 million subject to a borrowing base composed of its eligible accounts receivable and inventory. The ABL Facility may be used for revolving credit loans, swingline loans and letters of credit from time to time up to an initial maximum principal amount of $60.0 million, subject to the limitations described below in this paragraph. Under certain conditions, Alliance One may solicit the ABL Facility lenders or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15.0 million (less the aggregate principal amount of any notes exceeding $275.0 million issued under the First Lien Notes Indenture). The maximum amount available under the revolving credit facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

ABL Facility (continued)

The borrowing base is subject to a $25.0 million deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At March 31, 2018, no borrowings were outstanding under the ABL Facility and $60.0 million was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million. At March 31, 2018, the Company’s unrestricted cash and cash equivalents significantly exceeded $180.0 million.
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
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2018, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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
During the year ended March 31, 2018, the Company purchased $28.6 million of its senior notes on the open market. All purchased securities were canceled leaving $662.9 million of the 9.875% senior notes outstanding at March 31, 2018. Associated costs paid were $0.1 million and related discounts were $(3.7) million resulting in net cash repayment of $25.6 million and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $0.7 million were accelerated. In April 2018, the Company purchased $10.9 million of the Second Lien Notes notes on the open market. See Note 20 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and certain lenders can demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2018, the Company had approximately $427.3 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $740.0 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $12.3 million available in unused letter of credit capacity with $4.8 million issued but unfunded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2018.

		Payments / Expirations by Period
(in millions)	Total	2019	Years 2020-2021	Years 2022-2023	After 2023
Long-Term Debt Obligations*	$1,250.8	$95.1	$191.0	$964.5	$0.2
Other Long-Term Obligations**	46.1	7.2	8.8	8.6	21.5
Operating Lease Obligations	43.6	18.1	19.1	4.0	2.4
Tobacco and Other Purchase Obligations	568.4	568.4	—	—	—
Beneficial Interest in Receivables Sold	48.7	48.7	—	—	—
Amounts Guaranteed for Tobacco Suppliers	150.9	150.9	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,108.5	$888.4	$218.9	$977.1	$24.1
* Long-Term Debt Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no additional drawings after March 31, 2018 on the ABL Facility until the maturity of January 14, 2021, in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2018. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2023" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

Amounts Guaranteed for Tobacco Suppliers
In South America and Africa, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for financing by certain unconsolidated subsidiaries in Asia and Brazil. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (continued)

Planned Capital Expenditures
We have projected a total of $31.3 million in capital investments for our 2019 fiscal year. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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

Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP") requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with the Audit Committee of our Board of Directors. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Note 1 “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” which discusses the significant accounting policies that we have adopted.

Inventories
Costs included in inventory include processed tobacco inventory, unprocessed tobacco inventory, and other inventory costs. Inventories are valued at the lower of cost and net realizable value ("LCM"), which requires us to make significant estimates in assessing our inventory balances for potential LCM adjustments. We evaluate our inventories for LCM adjustments by country and type of inventory. Therefore, processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. We compare the cost of our processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. We consider whether our processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco. We review data on market conditions in performing our LCM evaluation for our unprocessed tobacco. See Note 1 “Significant Accounting Policies - Inventories” and Note 2 “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Income Taxes
Our annual effective income tax rate is based on our jurisdictional mix of pretax income, statutory tax rates, exchange rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex, subject to change, and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the impact from changes in or issuance of new tax law, the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience and our short and long-range business

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Income Taxes (continued)
forecasts. As a result of the enactment of the Tax Act, we believe it is more likely than not that the majority of our deferred income tax assets in connections with our U.S. operations will be fully recoverable within the applicable statutory expiration periods. We continue to maintain a valuation allowance on certain U.S. federal, state and foreign deferred income tax assets, including U.S. foreign tax credit carryforwards which may only be utilized against future taxes otherwise due on certain foreign sources of taxable income, which we believe are not more likely than not to be realized. As a result, the Company has recorded a valuation allowance against this portion of its deferred tax assets. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced. As a result, we believe it is more likely than not that these foreign tax credits will expire unutilized due to an insufficient amount of estimable future income from the appropriate source and therefore, we continue to maintain a valuation allowance against them.

Advances to Tobacco Suppliers
We purchase seeds, fertilizer, pesticides, and other products related to growing tobacco and advance them to suppliers to assist in crop production. These advances are short term, represent prepaid inventory, and are recorded as advances to tobacco suppliers. Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory.
We also have noncurrent advances, which generally represent the cost of advances to suppliers for infrastructure, such as curing barns, that are also recovered through the delivery of tobacco to us by the suppliers. Not all suppliers are able to settle the entire amount of advances that are due in any given year. In these situations, we may allow the suppliers to deliver tobacco over future crop years to recover its advances. Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances to tobacco suppliers at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on our advances to tobacco suppliers are recognized upon delivery of tobacco as a decrease in our cost of the current crop.
The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2018, 2017 and 2016. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

	Years Ended March 31,
(in millions)	2018	2017	2016
Favorable variances (including mark-up)	$15.5	$16.9	$14.2
Unfavorable variances (including unrecoverable advances)	(8.2)	(9.1)	(8.5)
Net favorable variance in crop cost in inventory	$7.3	$7.8	$5.7

Other Regions
The price and resulting mark-up of the inputs we advance to tobacco suppliers is determined at the beginning of each season and depends on various market considerations. The interest rate charged on advances to tobacco suppliers depends on market conditions as well. We purchase and advance the inputs based on an expected crop production. These advances to tobacco suppliers are in the currency of the local market. We base our estimate of the unrecoverable advances to tobacco suppliers on numerous factors including, but not limited to, our expectations of the quantity and quality of tobacco our suppliers will deliver to us.
Within the Other Regions, Brazil and Africa are the primary areas where we advance some inputs to suppliers for the coming crop based on expected crop production. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers.
For fiscal 2018, favorable and unfavorable variances were comparable with the prior year but were partially offset by the devaluation of the U.S. dollar against South American currencies. For fiscal 2017, favorable variances increased primarily due to more normalized crop sizes but were partially offset by the devaluation of the U.S. dollar against South American and African currencies. Unfavorable variances are comparable with the prior year due to increases from larger crop sizes offset by currency impact and improved recoverability in certain locations.
We believe the favorable variances relating to the fiscal 2018, 2017, and 2016 crops are representative of average favorable variance percentages based on market conditions and currency rates in each year. The Company did not incur any other changes in net variances within the Other Regions operating segments for fiscal 2018, 2017, and 2016 that were absorbed into inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Advances to Tobacco Suppliers (continued)

North America Region
In Guatemala, we advance some inputs to suppliers for the coming crop based on expected crop production. For 2018, 2017, and 2016, advances in North America have a minor impact to the consolidated favorable and unfavorable variances.

Asset Impairment
Long-lived assets, including recoverable intrastate trade tax credits, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Additionally, goodwill is reviewed for impairment on an annual basis. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, and independent appraisals, as appropriate. Accordingly, the fair value of an asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.

Other Intangible Assets
We test identified intangible assets whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We perform this test by initially comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its estimated future undiscounted cash flows, then an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives. See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

Business Combinations
The reconsolidation of MTC and the acquired interest in CIG have been treated as business combinations which require recording the assets and liabilities at their estimated fair values. The Company employed discounted cash flow models to estimate the fair values of the assets and liabilities. The models used assumptions and estimates including projections of financial information; forecasted capital expenditure requirements and related tax depreciation; cash-free, debt-free long-term growth rate; and discount rate. Management's estimates were based on historical performance, current market conditions and industry trends, long-term customer relationships and strategic plans for future business growth and opportunities. Liquidity assumptions were based on the historical and current economic environments in capital markets.

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

•	Discount rate: The discount rate is based on investment yields available at the measurement date on high-quality fixed income obligations, such as those included in the Moody’s Aa bond index.

•
Salary increase assumption: The salary increase assumption reflects our expectations with respect to long-term salary increases of our workforce. Historical pay increases, expectations for the future, and anticipated inflation and promotion rates are considered in developing this assumption.

•
Cash Balance Crediting Rate: Interest is credited on cash balance accounts based on the yield on one-year Treasury Constant Maturities plus 1%. The assumed crediting rate thus considers the discount rate, current treasury rates, current inflation rates, and expectations for the future.

•	Mortality Rates: Mortality rates are based on gender-distinct group annuity mortality ("GAM") tables.

•	Expected return on plan assets: The expected return reflects asset allocations, investment strategy and our historical actual returns.

•
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Pensions and Postretirement Health Care and Life Insurance Benefits (continued)

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $18 thousand in the fiscal year ended March 31, 2019 as compared to March 31, 2018. The cash contribution to our employee benefit plans in fiscal 2018 was $6.2 million and is expected to be $7.2 million in fiscal 2019.
The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(16,302)	$58
1% decrease in discount rate	$19,117	$131

1% increase in salary increase assumption	$204	$49
1% decrease in salary increase assumption	$(190)	$(52)

1% increase in cash balance crediting rate	$1,238	$96
1% decrease in cash balance crediting rate	$(1,072)	$(83)

1% increase in rate of return on assets		$(976)
1% decrease in rate of return on assets		$976

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

Recent Accounting Pronouncements Not Yet Adopted
See Note 1 "Significant Accounting Policies" to the "Notes to Consolidated Financial Statements" for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives policies: Hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in accordance with management's policies and reduce the risks inherent in currency fluctuations. We do not utilize derivatives for speculative purposes or enter into market risk sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific contract or invoice determines the amount, maturity, and other specifics of the hedge.

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our Cost of Goods and Services Sold, we have recognized exchange gains (losses) of $(4.1) million, $8.7 million, and $(0.9) million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. We recognized exchange gains (losses) of $(1.3) million, $3.1 million, and $(5.6) million related to tax balances in our tax expense for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $9.6 million, $(8.2) million, and $0.1 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively, as a result of fluctuations in these currencies.
Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 25.2% or $37.8 million of our total SG&A expenses for the twelve months ended March 31, 2018. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.8 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $5.2 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2018	2017	2016
Sales and other operating revenues	$1,845,966	$1,714,750	$1,904,592
Cost of goods and services sold	1,599,775	1,497,721	1,678,798
Gross profit	246,191	217,029	225,794
Selling, general, and administrative expenses	149,588	135,982	123,546
Other income	14,382	4,896	105,427
Restructuring and asset impairment charges	382	1,375	5,888
Operating income	110,603	84,568	201,787
Debt retirement expense (benefit)	(2,975)	(300)	—
Interest expense	132,978	132,667	117,190
Interest income	3,271	8,157	7,077
Income (loss) before income taxes and other items	(16,129)	(39,642)	91,674
Income tax (benefit) expense	(58,764)	23,480	32,215
Equity in net income (loss) of investee companies	9,271	(149)	5,986
Net income (loss)	51,906	(63,271)	65,445
Net loss attributable to noncontrolling interests	(530)	(343)	(87)
Net income (loss) attributable to Alliance One International, Inc.	$52,436	$(62,928)	$65,532

Earnings (loss) per share:
Basic	$5.83	$(7.05)	$7.38
Diluted	$5.81	$(7.05)	$7.38

See "Notes to Consolidated Financial Statements"

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2018	2017	2016
Net income (loss)	$51,906	$(63,271)	$65,445

Other comprehensive income (loss), net of tax:
Currency translation adjustment	9,611	(8,247)	108
Pensions, net of tax of $99 in 2018, $(670) in 2017 and $(328) in 2016	3,613	3,137	12,437
Gain (loss) on derivatives, net of tax	1,100	(1,100)	—
Total other comprehensive income (loss), net of tax	14,324	(6,210)	12,545
Total comprehensive income (loss)	66,230	(69,481)	77,990
Comprehensive loss attributable to noncontrolling interests	(991)	(354)	(80)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$67,221	$(69,127)	$78,070

See "Notes to Consolidated Financial Statements"

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

(in thousands)	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$264,660	$473,110
Trade receivables, net	285,554	239,558
Other receivables	18,845	14,627
Accounts receivable, related parties	8,188	8,133
Inventories	698,087	678,325
Advances to tobacco suppliers	30,482	54,713
Recoverable income taxes	5,994	7,389
Prepaid expenses	17,181	17,924
Current derivative asset	—	943
Other current assets	20,612	15,354
Total current assets	1,349,603	1,510,076

Investments in unconsolidated affiliates	68,151	52,328
Goodwill	27,546	16,463
Other intangible assets	70,724	46,136
Deferred income taxes	130,520	38,507
Long-term taxes recoverable	1,795	—
Other deferred charges	3,388	5,397
Other noncurrent assets	60,623	46,454
Property, plant and equipment, net	254,281	256,511
Total assets	$1,966,631	$1,971,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$427,277	$475,863
Accounts payable	76,506	89,434
Due to related parties	14,835	9,773
Advances from customers	24,128	30,925
Accrued expenses and other current liabilities	88,380	91,332
Income taxes	6,767	5,377
Long-term debt, current	164	10,046
Total current liabilities	638,057	712,750
Long-term taxes payable	10,027	—
Long-term debt	920,143	942,959
Deferred income taxes	28,937	17,608
Liability for unrecognized tax benefits	11,191	10,073
Pension, postretirement and other long-term liabilities	75,448	81,772
Total liabilities	1,683,803	1,765,162
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 9,808 issued and outstanding (9,748 at March 31, 2017)	473,476	472,349
Retained deficit	(156,348)	(208,784)
Accumulated other comprehensive loss	(45,262)	(60,047)
Total stockholders’ equity of Alliance One International, Inc.	271,866	203,518
Noncontrolling interests	10,962	3,192
Total stockholders' equity	282,828	206,710
Total liabilities and stockholders' equity	$1,966,631	$1,971,872

See "Notes to Consolidated Financial Statements"

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance at March 31, 2015	$468,564	$(211,388)	$(14,154)	$(52,232)	$—	$3,274	$194,064
Net income (loss)	—	65,532	—	—	—	(87)	65,445
Acquisition of noncontrolling interest	—	—	—	—	—	352	352
Restricted stock surrendered	(157)	—	—	—	—	—	(157)
Stock-based compensation	2,423	—	—	—	—	—	2,423
Other comprehensive income, net of tax	—	—	108	12,430	—	7	12,545
Balance at March 31, 2016	470,830	(145,856)	(14,046)	(39,802)	—	3,546	274,672

Net loss	—	(62,928)	—	—	—	(343)	(63,271)
Restricted stock surrendered	(32)	—	—	—	—	—	(32)
Stock-based compensation	1,551	—	—	—	—	—	1,551
Other comprehensive income (loss), net of tax	—	—	(8,247)	3,148	(1,100)	(11)	(6,210)
Balance at March 31, 2017	472,349	(208,784)	(22,293)	(36,654)	(1,100)	3,192	206,710

Net income (loss)	—	52,436	—	—	—	(530)	51,906
Restricted stock surrendered	(231)	—	—	—	—	—	(231)
Stock-based compensation	1,358	—	—	—	—	—	1,358
Acquisition of noncontrolling interest	—	—	—	—	—	8,761	8,761
Other comprehensive income (loss), net of tax	—	—	9,611	4,074	1,100	(461)	14,324
Balance at March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828

See "Notes to Consolidated Financial Statements"

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2018	2017	2016
Operating activities
Net income (loss)	$51,906	$(63,271)	$65,445
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33,598	34,476	28,361
Debt amortization/interest	12,586	13,122	11,333
Debt retirement	(2,975)	(300)	—
Restructuring and asset impairment charges	382	1,375	5,888
(Gain) loss on foreign currency transactions	5,396	(11,816)	6,498
Gain on sale of property, plant and equipment	(2,704)	(658)	(597)
Reconsolidation of subsidiary	—	—	(106,203)
Bad debt expense (recovery)	(152)	(5,545)	(169)
Equity in net (income) loss of unconsolidated affiliates, net of dividends	(6,345)	4,348	(4,105)
Stock-based compensation	1,189	1,712	2,874
Changes in operating assets and liabilities, net:
Trade and other receivables	(44,763)	146,109	(149,825)
Inventories and advances to tobacco suppliers	17,967	92,586	(13,747)
Deferred items	(78,944)	611	(2,439)
Recoverable income taxes	(557)	15,410	(8,563)
Payables and accrued expenses	(13,985)	13,192	46,767
Advances from customers	(6,834)	21,096	(19,224)
Current derivative asset	2,044	(2,044)	1,373
Prepaids	(9,994)	(10,413)	6,218
Income taxes	1,297	(6,331)	2,943
Other operating assets and liabilities	277	5,376	(8,382)
Other, net	(2,894)	(1,806)	227
Net cash provided (used) by operating activities	(43,505)	247,229	(135,327)

Investing activities
Purchases of property, plant and equipment	(22,783)	(13,683)	(17,194)
Intangibles, including internally developed software costs	(231)	(79)	—
Proceeds from sale of property, plant and equipment	3,161	1,890	2,270
Payments to acquire equity method investments	(10,000)	—	—
Payments to acquire consolidated investments, net of cash acquired	(32,687)	—	—
Change in restricted cash	(1,133)	389	(276)
Surrender of life insurance policies	67	91	1,675
Other, net	(113)	(89)	—
Net cash used by investing activities	(63,719)	(11,481)	(13,525)

	Years Ended March 31,
(in thousands)	2018	2017	2016
Financing activities
Net (repayments) proceeds of short-term borrowings	$(62,672)	$10,544	$21,360
Proceeds from long-term borrowings	—	472,484	210,000
Repayment of long-term borrowings	(34,961)	(425,426)	(32,867)
Debt issuance cost	(5,374)	(19,305)	(5,325)
Other, net	(71)	(95)	455
Net cash provided (used) by financing activities	(103,078)	38,202	193,623

Effect of exchange rate changes on cash	1,852	(560)	823

Increase (decrease) in cash and cash equivalents	(208,450)	273,390	45,594
Cash and cash equivalents at beginning of year	473,110	199,720	143,849
Cash assumed in reconsolidation of subsidiary	—	—	10,277
Cash and cash equivalents at end of year	$264,660	$473,110	$199,720

Other information:
Cash paid for income taxes	$18,691	$18,088	$20,369
Cash paid for interest	118,441	107,116	104,882
Cash received from interest	(2,456)	(8,140)	(7,291)

See "Notes to Consolidated Financial Statements"

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 – Significant Accounting Policies

Description of Business
The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco. The Company purchases tobacco primarily in the United States, Africa, Europe, South America and Asia for sale to customers primarily in the United States, Europe and Asia. In fiscal 2018, the Company expanded operations into other product offerings.

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
Prior to March 31, 2016, the Company accounted for its investment in MTC using the cost method and had been reporting it in Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets since March 31, 2006 and had written its investment in MTC down to zero in fiscal 2007.

Investments in Unconsolidated Affiliates
The Company’s equity method investments and its cost method investments are non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo other significant changes in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future cash flow analysis requires significant management judgment with respect to future operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Revenue Recognition
The Company recognizes revenue from the sale of tobacco when persuasive evidence of an arrangement exists, the price to the customer is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership is passed to the customer upon shipment or delivery. The Company requires that all customer-specific acceptance provisions be met at the time title and risk of ownership passes to the customer. Furthermore, the Company’s sales history indicates customer returns and rejections are not significant.
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

Taxes Collected from Customers
Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in Sales and Cost of Goods and Services Sold and were $26,033, $25,631 and $23,451 for the years ended March 31, 2018, 2017 and 2016, respectively.

Shipping and Handling
Shipping and handling costs are included in Cost of Goods and Services Sold in the Statements of Consolidated Operations.

Other Income
At March 31, 2016, the Company reconsolidated MTC. As a result, the Company recorded a gain of $106,203 to record the fair value of MTC of which $10,277 was cash and the remaining $95,926 was non-cash.
Other Income also includes gains on sales of property, plant and equipment (of which $1,839 was non-cash), and other assets, and the receipt of South American funds previously held in escrow that are now covered by bond. This caption also includes expenses related to the Company's sale of receivables and Brazilian intrastate trade tax credits. See Note 16 "Contingencies and other Information" and Note 17 "Sale of Receivables" to the "Notes to Consolidated Financial Statements" for further information.

The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2018	2017	2016
Gain on reconsolidation of subsidiary	$—	$—	$106,203
Other sales of assets and expenses	3,379	303	(306)
Sales of Brazilian intrastate trade tax credits	11,835	9,356	4,309
Receipt of funds held in escrow	3,235	—	—
Gain on sales of fixed assets	3,612	1,691	901
Losses on sale of receivables	(7,679)	(6,454)	(5,680)
Total	$14,382	$4,896	$105,427

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2018 and 2017, respectively, cash and cash equivalents included $236 and $153 of customer funding that was restricted for social responsibility programs maintained by the Company. At March 31, 2018 and 2017, respectively, $1,261 and $1,767 of cash was held on deposit as a compensating balance for short-term borrowings. At March 31, 2018, $1,487 of cash was restricted for capital investment. At March 31, 2017, no cash was restricted for capital investment. Restricted cash is included in Other Current Assets.
As of March 31, 2018, the Company held $6,043 in the Zimbabwe Real Time Gross Settlement (“RTGS”) System. RTGS is a local currency equivalent that is exchanged 1:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

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
The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectability, and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $7,048 and $6,990 at March 31, 2018 and 2017, respectively. The provision for doubtful accounts is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.

Other Receivables
Other receivables consist primarily of value-added tax receivables of $16,025 and $12,449 at March 31, 2018 and 2017, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is currently engaged in two revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its Consolidated Balance Sheet and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income. As of March 31, 2018 and 2017, respectively, accounts receivable sold and outstanding were $228,621 and $200,084. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

Inventories
Costs in inventory include processed tobacco inventory, unprocessed tobacco inventory, and other inventory. Costs of unprocessed tobacco inventories are determined by the average cost method, which include the cost of green tobacco. Costs of processed tobacco inventories are determined by the average cost method, which include both the cost of unprocessed tobacco, as well as direct and indirect costs that are related to the processing of the product. Costs of other non-tobacco inventory are determined by the first-in, first-out method, which include costs of packing materials, non-tobacco agricultural products and agricultural supplies including seed, fertilizer, herbicides and pesticides.
Inventories are carried at the lower of cost or net realizable value (“LCM”). The Company evaluates its inventories for LCM adjustments by country and type of inventory. Processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. The Company compares the cost of its processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. The Company also considers whether its processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco. The Company also reviews data on market conditions in performing its LCM evaluation for unprocessed tobacco.
See Note 2 “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Advances to Tobacco Suppliers
The Company purchases seeds, fertilizer, pesticides, and other products related to growing tobacco and advances them to suppliers to assist in crop production. These advances are short term, represent prepaid inventory, and are recorded as advances to tobacco suppliers. Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory.
The Company also has noncurrent advances, which generally represent the cost of advances to suppliers for infrastructure, such as curing barns, that are also recovered through the delivery of tobacco to the Company by the suppliers. Not all suppliers are able to settle the entire amount of advances that are due in any given year. In these situations, the Company may allow the suppliers to deliver tobacco over future crop years to recover its advances. Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Advances to Tobacco Suppliers (continued)
The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop were $15,483 and $16,919 as of March 31, 2018 and 2017, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $8,239 and $9,125 at March 31, 2018 and 2017, respectively.

The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2018	March 31, 2017
Current	$30,482	$54,713
Noncurrent	5,294	5,855
Total	$35,776	$60,568

There were no unrecovered amounts expensed directly to Cost of Goods and Services Sold in the Statements of Consolidated Operations for abnormal yield adjustments or unrecovered amounts from prior crops for the years ended March 31, 2018 and 2017. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as Cost of Goods and Services Sold as that crop is sold.

Guarantees
The Company, and certain of its foreign subsidiaries, guarantee bank loans to suppliers for crop financing. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay any guaranteed loan should the supplier default. If default occurs, the Company has recourse against the supplier. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and Brazil. The following table summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2018	March 31, 2017
Amounts guaranteed (not to exceed)	$150,900	$194,656
Amounts outstanding under guarantee	126,835	106,465
Fair value of guarantees	5,864	7,126

Of the guarantees outstanding at March 31, 2018, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for the joint venture in Brazil which are included in Accounts Receivable, Related Parties. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2018 and 2017, respectively, the Company had balances of $14,807 and $20,860 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over fair value of net assets acquired and is allocated to the appropriate reporting unit when acquired. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. The components within the Company’s operating segments were aggregated into three reporting units (North America, Africa and Other Regions) due to their similar economic characteristics. Goodwill is not subject to amortization. Goodwill is tested for impairment annually or whenever events and circumstances indicate that impairment may have occurred. Goodwill is evaluated for impairment by determining the fair value of the related reporting unit. Fair value is measured based on a discounted cash flow method or relative market-based approach. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.
The Company has intangible assets with indefinite useful lives and intangible assets with definite useful lives. These intangible assets are tested for impairment whenever factors indicate that the carrying amount may not be recoverable. Supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from three to five years. Production contracts and the customer relationship and license intangibles are all amortized on a straight-line basis ranging from five to ten years and twenty years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Internally developed software is amortized on a straight-line basis over five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets
For the year ended March 31, 2018, other noncurrent assets consist primarily of long-term value-added tax (VAT) and intrastate tax receivables of $5,431, long-term advances to suppliers of $5,294, long-term escrow deposits of $22,182, long-term retirement benefit assets of $10,417, and cash surrender value of life insurance of $5,456. For the year ended March 31, 2017, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $4,170, long-term advances to suppliers of $5,855, long-term escrow deposits of $12,745, long-term retirement benefit assets of $7,555, and cash surrender value of life insurance of $5,502.

Property, Plant and Equipment
Property, plant and equipment at March 31, 2018 and 2017, are summarized as follows:

	2018	2017
Land	$26,474	$27,705
Buildings	216,947	207,833
Machinery and equipment	185,679	178,182
Total	429,100	413,720
Less accumulated depreciation	(174,819)	(157,209)
Total property, plant and equipment, net	$254,281	$256,511

Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and three to ten years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2018, 2017 and 2016 was $26,967, $27,730 and $23,132, respectively. Depreciation expense recorded in Selling, General, and Administrative Expenses for the years ended March 31, 2018, 2017 and 2016 was $2,382, $2,662 and $2,699, respectively. Total property and equipment purchases, including internally developed software intangibles, were $23,298 for the year ended March 31, 2018 of which $697 was unpaid at March 31, 2018 and included in Accounts Payable; $12,737 for the year ended March 31, 2017 of which $413 was unpaid at March 31, 2017 and included in Accounts Payable; and $17,786 for the year ended March 31, 2016 of which $1,359 was unpaid at March 31, 2016 and included in Accounts Payable. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

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
As of March 31, 2018, there were no designated cash flow hedges remaining in Other Comprehensive Loss. The Company recorded losses of $1,818, $1,161 and $2,001 in its Cost of Goods and Services Sold for the years ended March 31, 2018, 2017, and 2016, respectively. There was no current derivative asset as of March 31, 2018. The Company recorded a current derivative asset of $943 as of March 31, 2017.
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
The Company’s annual tax rate is based on its income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts the balances as new information becomes available.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. The Company uses historical experience and short and long-range business forecasts to provide insight. The Company believes it is more likely than not that a portion of the deferred income tax assets may expire as unused and has established a valuation allowance against them. During the year ended March 31, 2018, the valuation allowance against the Company's net deferred tax assets in the U.S. were released after management determined that it is more likely than not that the net deferred tax assets will be realized in this tax jurisdiction. Although realization is not assured for the remaining deferred income tax assets, the Company believes it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act is complex, materially revises the U.S. Federal corporate income tax law by, among other things, reducing the rate from 35% to 21% starting after January 1, 2018, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and includes various changes which will impact the Company. As of March 31, 2018, the Company has not completed the accounting related to the enactment of the Tax Act but has determined that a reasonable estimate of the provisions of the Tax Act can be made. These estimates include the impact to the deferred tax balances due to the tax rate change, effects of the transition tax, and the change in the U.S. valuation allowance. See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 provides simplification for the accounting for employee stock-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the classification of transactions in the statement of cash flows. The Company adopted this guidance on April 1, 2017 using the modified retrospective transition method. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606), Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This guidance is effective for the Company on April 1, 2018. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. This guidance was adopted using the modified retrospective transition method as of April 1, 2018. The implementation group for this ASU has evaluated the impact of this guidance on the consolidated financial statements and related disclosures, business processes, systems, and controls and the adoption of this guidance does not have a material impact on the consolidated financial statements. However, the Company does expect the adoption of this guidance to result in additional disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 requires equity investments (excluding equity method investments) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for the Company on April 1, 2018. This guidance will be adopted using the modified retrospective transition method. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right of use assets and liabilities arising from leases on the balance sheet. In addition, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for the Company on April 1, 2019. This guidance will be adopted using the modified retrospective transition method. The Company has formed a project team to evaluate and implement this guidance. The Company has elected to adopt an accounting policy, for all asset classes, to include both the lease and non-lease components as a single component and account for it as a lease. The Company has elected to utilize the transition practical expedients, as prescribed in ASC 842-10-65-1(f). The adoption of this guidance is expected to materially increase assets and liabilities on the consolidated balance sheets. The Company does not expect the adoption of this guidance to have a material impact on its existing debt covenants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

New Accounting Standards (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance is effective for the Company on April 1, 2020. This guidance will be adopted using the modified retrospective transition method. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. This guidance is effective for the Company on April 1, 2018. This guidance will be adopted using the full retrospective transition method. The adoption of this guidance is expected to result in a material reclassification from cash flows from operating activities to cash flows from investing activities in the consolidated statement of cash flows and the disclosure of beneficial interests obtained as consideration for transferring trade receivables in securitization transactions.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. This guidance is effective for the Company on April 1, 2018. This guidance will be adopted using the full retrospective transition method. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to determine implied goodwill in measuring an impairment loss. Upon adoption, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the amount of goodwill. This guidance is effective for the Company on April 1, 2020. Early adoption is permitted. This guidance will be adopted prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. This guidance is effective for the Company on April 1, 2019. Early adoption is permitted. This guidance will be adopted using the full retrospective transition method. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued to better align risk and management activities to financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments to cash flow and net investment hedge relationships that exist on the date of adoption are applied using a modified retrospective method. The presentation and disclosure requirements apply prospectively. This guidance is effective for the Company on April 1, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for the Company on April 1, 2019. Early adoption is permitted. Amendments in the update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2018	2017		2016
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$52,436	$(62,928)		$65,532
SHARES
Weighted Average Number of Shares Outstanding	8,989	8,930		8,882
BASIC EARNINGS (LOSS) PER SHARE	$5.83	$(7.05)		$7.38

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$52,436	$(62,928)		$65,532
SHARES
Weighted average number of shares outstanding	8,989	8,930		8,882
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	33	—	*	1
Adjusted weighted average number of shares outstanding	9,022	8,930		8,883
DILUTED EARNINGS (LOSS) PER SHARE	$5.81	$(7.05)		$7.38

*	All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at March 31, 2018 and 2017. This subsidiary waives its right to receive dividends and it does not have the right to vote.
Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 458 at a weighted average exercise price of $61.00 per share at March 31, 2017.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation in the Company's U.S. statutory federal income tax rate disclosure.

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
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)
The following tables set forth the changes in each component of accumulated other comprehensive income (loss), net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Loss
Balances at March 31, 2015	$(14,154)	$(52,232)	$—	$(66,386)
Other comprehensive income before reclassifications	108	7,811	—	7,919
Amounts reclassified to net income, net of tax	—	4,619	—	4,619
Other comprehensive income, net of tax	108	12,430	—	12,538
Balances at March 31, 2016	(14,046)	(39,802)	—	(53,848)
Other comprehensive losses before reclassifications	(8,247)	(573)	(1,100)	(9,920)
Amounts reclassified to net loss, net of tax	—	3,721	—	3,721
Other comprehensive income (loss), net of tax	(8,247)	3,148	(1,100)	(6,199)
Balances at March 31, 2017	(22,293)	(36,654)	(1,100)	(60,047)
Other comprehensive losses before reclassifications	9,611	(2,121)	1,100	8,590
Amounts reclassified to net income, net of tax	—	6,195	—	6,195
Other comprehensive income, net of tax	9,611	4,074	1,100	14,785
Balances at March 31, 2018	$(12,682)	$(32,580)	$—	$(45,262)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive income (loss) to net income (loss) for the years ended March 31, 2018, 2017, and 2016:

	Years Ending March 31,
	2018	2017	2016
Pension and postretirement plans *:
Actuarial loss	$2,513	$3,911	$3,629
Amortization of prior service cost (credit)	(667)	(670)	840
Deferred income tax benefit	4,349	480	150
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss)	$6,195	$3,721	$4,619

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

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors is also authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2018, 10,000 shares of preferred stock were authorized and no shares had been issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 2 – Inventories

	March 31, 2018	March 31, 2017
Processed tobacco	$468,208	$424,984
Unprocessed tobacco	204,149	220,625
Other	25,730	32,716
Total	$698,087	$678,325

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
The Company recorded LCM adjustments of $2,189, $4,833 and $5,996 for the years ended March 31, 2018, 2017 and 2016, respectively.

Note 3 – Variable Interest Entities

The Company holds variable interests in multiple variable interest entities that primarily procure or process inventory on behalf of the Company and the other parties. These variable interests relate to equity investments, advances, and guarantees made by the Company. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore they are not consolidated. At March 31, 2018 and 2017, the Company’s investment in variable interest entities was $64,208 and $51,443, respectively, and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to variable interest entities as of March 31, 2018 and 2017 were $5,895 and $8,133, respectively, and are classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. The Company guaranteed an amount to two variable interest entities not to exceed $65,487 and $96,378 at March 31, 2018 and 2017, respectively. The investments, advances, and guarantees in these variable interest entities represent the Company’s maximum exposure to loss.

Note 4 – Restructuring and Asset Impairment Charges

During the quarter ended March 31, 2015, the Company announced a global restructuring plan focusing on efficiency and cost improvements. The Company reviewed origin and corporate operations and initiatives were implemented to increase operational efficiency and effectiveness. These initiatives continue to occur as the Company restructures certain operations not meeting strategic business objectives and performance metrics in future periods. As of March 31, 2018, the costs of any future initiatives are not estimable. During the fiscal year ended March 31, 2018, the asset impairment charges were incurred due to restructuring of certain operations in Africa. During the fiscal year ended March 31, 2017, the asset impairment charges were incurred due to certain operations in Africa and the Company's former U.S. cut rag facility. During the fiscal year ended March 31, 2016, the asset impairment charges were incurred due to restructuring of certain operations in Africa, Bulgaria, and Brazil as well as the curtailment of certain U.S. pension plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

The following table summarizes the restructuring actions as of March 31, 2018, 2017, and 2016:

	Years Ended March 31,
	2018	2017	2016
Employee separation and other cash charges:
Beginning balance	$189	$398	$8,087
Period Charges:
Employee separation charges (recoveries)	(22)	517	(498)
Other cash charges	—	120	662
Total employee separation and other cash charges (recoveries)	(22)	637	164
Payments	(60)	(846)	(7,853)
Ending balance March 31	$107	$189	$398
Asset impairment and other non-cash charges	404	738	5,724
Total restructuring and asset impairment charges	$382	$1,375	$5,888

The following table summarizes the employee separation and other cash charges recorded in the Company’s North America and Other Regions segments as of March 31, 2018, 2017, and 2016:

	Years Ended March 31,
	2018		2017		2016
	North America	Other Regions	North America	Other Regions	North America	Other Regions
Beginning balance	$60	$129	$—	$398	$—	$8,087
Period charges (recoveries)	—	(22)	180	457	—	164
Payments	(60)	—	(120)	(726)	—	(7,853)
Ending balance March 31	$—	$107	$60	$129	$—	$398

The following table summarizes non-cash charges for the Company's North America and Other Regions segments for fiscal years ended March 31, 2018, 2017, and 2016:

	North America	Other Regions
Years ended March 31,
2018	—	404
2017	495	243
2016	712	5,012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2018, 2017, and 2016 and determined that the fair value of each reporting unit is substantially in excess of its carrying value including goodwill.
The carrying value of other intangible assets as of March 31, 2018 represents customer relationship, production and supply contracts, licenses, and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable. Amortization expense associated with finite-lived intangible assets was $5,982, $4,514, and $3,356 for the years ended March 31, 2018, 2017 and 2016, respectively, and is recorded in Selling, General and Administrative Expenses except for production and supply contracts which is recorded against the associated revenues.
The following table summarizes the changes in the Company's goodwill and other intangibles for the years ended March 31, 2018, 2017 and 2016.

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	License Intangibles	Total
Weighted average remaining useful life in years as of March 31, 2018		10.85	3.82	2.82	19.84
March 31, 2016 balance:
Gross carrying amount	$16,463	$58,530	$14,893	$18,502	$—	$108,388
Accumulated amortization	—	(18,324)	(6,611)	(16,419)	—	(41,354)
Net March 31, 2016 balance	16,463	40,206	8,282	2,083	—	67,034
Additions	—	—	—	79	—	79
Amortization expense	—	(3,340)	(432)	(742)	—	(4,514)
Net March 31, 2017 balance	16,463	36,866	7,850	1,420	—	62,599
Additions (2)	11,083	—	—	231	30,339	41,653
Amortization expense	—	(3,341)	(1,731)	(667)	(243)	(5,982)
Net March 31, 2018 balance	$27,546	$33,525	$6,119	$984	$30,096	$98,270
(1) Goodwill of $2,795 relates to the North America segment and $24,751 relates to the Other Regions segment.
(2) Additions to Goodwill and Licenses relate to acquisition of Canada's Island Garden Inc. and Goldleaf Pharm Inc.

The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible*	Licenses	Total
2019	$3,340	$1,738	$473	$1,517	$7,068
2020	3,340	1,741	294	1,517	6,892
2021	3,340	1,397	132	1,517	6,386
2022	3,340	1,243	60	1,517	6,160
2023	3,340	—	25	1,517	4,882
Later	16,825	—	—	22,511	39,336
	$33,525	$6,119	$984	$30,096	$70,724
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2018. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 6 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2018	March 31, 2017
Balances:
Accounts receivable	$8,188	$8,133
Accounts payable	$14,835	$9,773

	Year Ended March 31,
	2018	2017	2016
Transactions:
Sales	$25,257	$47,726	$18,827
Purchases	$101,096	$62,350	$264,707

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

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $739,994 and $808,695 at March 31, 2018 and 2017, respectively. The weighted average variable interest rate for the years ending March 31, 2018 and 2017 was 6.1% and 5.9%, respectively. At March 31, 2018 and 2017, amounts outstanding under the lines were $427,277 and $475,863, respectively. Unused lines of credit at March 31, 2018 amounted to $300,445, net of $12,272 of letters of credit and $319,844 at March 31, 2017, net of $12,989 of letters of credit. Certain non-U.S. borrowings of approximately $134,743 and $144,881 have inventories of $101,051 and $56,040 as collateral at March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, respectively, $1,261 and $1,767 were held on deposit as a compensating balance.

Note 8 – Long-Term Debt

The terms of the First Lien Notes and the ABL Facility, and certain effects of these refinancing transactions, are summarized below:

First Lien Notes

On October 14, 2016, the Company issued $275,000 in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof. The First Lien Notes, which bear interest at a rate of 8.500% per year, are payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning April 15, 2017, to holders of record at the close of business on the preceding April 1 and October 1, respectively. The First Lien Notes mature on April 15, 2021. The First Lien Notes are initially guaranteed on a senior secured basis by Alliance One’s subsidiary, Alliance One Specialty Products, LLC (the “Initial Guarantor”), and each of its future material domestic subsidiaries are required to guarantee the First Lien Notes on a senior secured basis. The Initial Guarantor is not a material domestic subsidiary, and Alliance One currently has no material domestic subsidiaries. The Initial Guarantor and any future guarantors of the First Lien Notes are referred to as the “guarantors.”
Alliance One’s and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) and under the ABL Facility (as defined below) and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) are secured by first-priority liens on substantially all of Alliance One’s and the guarantors’ tangible and intangible assets, subject to certain exceptions and permitted liens (the “Collateral”). Alliance One’s and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) have first-priority in the waterfall set forth in a senior lien intercreditor agreement entered into in connection with the issuance of the First Lien Notes and the establishment of the ABL Facility (the “Senior Lien Intercreditor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt (continued)

First Lien Notes    (continued)

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

ABL Facility

On October 14, 2016, the Company entered into an ABL credit agreement (the “ABL Credit Agreement”) with certain bank lenders establishing a senior secured revolving asset-based lending facility (the “ABL Facility”) of $60,000 subject to a borrowing base composed of its eligible accounts receivable and inventory. The ABL Facility may be used for revolving credit loans, swingline loans and letters of credit from time to time up to an initial maximum principal amount of $60,000, subject to the limitations described below in this paragraph. Under certain conditions, Alliance One may solicit the ABL Facility lenders or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15,000 (less the aggregate principal amount of any notes exceeding $275,000 issued under the First Lien Notes Indenture). The maximum amount available under the revolving credit facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•	85% of eligible accounts receivable, plus

•
the lesser of (i) 85% of the appraised net-orderly-liquidation value of eligible inventory or (ii) 65% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits).

The borrowing base is subject to a $25,000 deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At March 31, 2018, no borrowings were outstanding under the ABL Facility and $60,000 was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2018, the Company’s unrestricted cash and cash equivalents significantly exceeded $180,000.
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
The ABL Credit Agreement governing the ABL Facility contains a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.00 to 1.00 during any period commencing when Excess Availability is less than the greater of (x) $10,000 and (y) 20% of the lesser of (A) the commitments under the ABL Facility at such time and (B) the borrowing base at such time (such greater amount being the “Financial Covenant Threshold”) until such time as Excess Availability has been equal to or greater than the Financial Covenant Threshold for a period of 30 consecutive days.
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

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2018, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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
The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects. During the year ended March 31, 2018, the Company purchased $28,645 of the Second Lien Notes on the open market. All purchased securities were canceled leaving $662,946 of the Second Lien Notes outstanding at March 31, 2018. Associated costs paid were $72 and related discounts were $(3,730) resulting in net cash repayment of $25,644 and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $684 were accelerated. During the year ended March 31, 2017, the Company purchased $28,409 of the Second Lien Notes on the open market. All purchased securities were canceled leaving $691,591 of the Second Lien Notes outstanding at March 31, 2017. Associated costs paid were $71 and related discounts were $(3,409) resulting in net cash repayment of $25,606 and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $678 were accelerated. In April 2018, the Company purchased $10,868 of its Second Lien Notes on the open market. See Note 22 "Subsequent Events" to the Notes to Consolidated Financial Statements.

Covenants Limiting Dividends
The ABL Credit Agreement restricts the Company from paying any dividends during the term of the ABL Facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and the Second Lien Notes contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2018, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2018, the Company had approximately $427,277 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $739,994 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $12,272 available in unused letter of credit capacity with $4,809 issued but unfunded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Summary of Debt
Certain debt agreements contain cross-default or cross-acceleration provisions. The Company has considered its short-term liquidity needs, the adequacy of estimated cash flows from operating activities, and other financing sources to meet these needs. The Company expects that its cash and cash equivalents, available borrowings from foreign lines of credit and accounts receivable securitization programs, and cash flows from operating activities are sufficient to meet anticipated cash flow needs for operations, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. The following table summarizes the Company’s debt financing as of March 31, 2018:

			March 31, 2018
	Outstanding		Lines and
	March 31, 2017	March 31, 2018	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2019	2020	2021	2022	2023	Later
Senior secured credit facility:
ABL Facility (1)	—	—	60,000	—%	(2)	$—	$—	$—	$—	$—	$—
Senior notes:
8.5% senior secured first lien notes due 2021 (3)	267,049	268,943	—	8.5%		—	—	—	268,943	—	—
9.875% senior secured second lien notes due 2021 (4)	675,076	650,495	—	9.9%		—	—	—	650,495	—	—
Long-term foreign seasonal borrowings	10,000	—	—	4.4%	(2)	—	—	—	—	—	—
Other long-term debt	880	869	—	6.0%	(2)	164	334	70	70	70	160
Notes payable to banks(5)	475,863	427,277	300,445	6.1%	(2)	—	—	—	—	—	—
Total debt	$1,428,868	$1,347,584	$360,445			$164	$334	$70	$919,508	$70	$160
Short-term (5)	$475,863	$427,277
Long-term:
Long-term debt current	$10,046	$164
Long-term debt	942,959	920,143
	$953,005	$920,307
Letters of credit	$5,211	$4,809	7,463
Total credit available			$367,908

(1) As of March 31, 2018 the full amount of the ABL facility was available. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2018, the Company’s unrestricted cash and cash equivalents significantly exceeded $180,000.
(2) Weighted average rate for the twelve months ended March 31, 2018.
(3) Repayment of $268,943 is net of original issue discount of $1,806 and unamortized debt issuance of $4,251. Total repayment will be $275,000.
(4) Repayment of $650,495 is net of original issue discount of $6,802 and unamortized debt issuance of $5,649. Total repayment will be $662,946.
(5) Primarily foreign seasonal lines of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $21,829, $21,689 and $22,989 for the years ended March 31, 2018, 2017 and 2016, respectively. Minimum future obligations are as follows:

Operating Leases
2019	$18,084
2020	11,728
2021	7,366
2022	3,039
2023	978
Remaining	2,421
Total	$43,616

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity method investments in companies located in Asia that purchase and process tobacco. The Asia investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, and Adams International Ltd. (Thailand) 49%. The Company owns a 50% equity-based interest in Oryantal Tutun Paketleme which processes tobacco in Turkey. The Company also has a 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products.
On August 21, 2017, the Company completed a purchase of a 40% interest in Nicotine River, LLC, an e-liquid company. The difference between the book basis of the Company's 40% interest and the fair value of the investment recorded was $2,481. For the year ended March 31, 2018, the Company’s earnings from the equity method investment were reduced by amortization expense of $145 related to this basis difference. As of March 31, 2018, the basis difference was $2,336.
On December 18, 2017, the Company completed a purchase of a 40% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company that is engaged in cannabidiol ("CBD") extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law.
On March 26, 2014, the Company completed the formation of a new joint venture in Brazil with the disposition of 51% interest in China Brasil Tobacos Exportadora SA (“CBT”). The Company retained a 49% equity-based interest in CBT which purchases and processes tobacco. Upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,990. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets, and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. For the year ended March 31, 2018, the Company’s earnings from the equity method investment were reduced by amortization expense of $1,518 related to these basis differences. As of March 31, 2018, the basis difference was $8,586.
Summarized combined financial information for these investees for fiscal years ended March 31, 2018, 2017, and 2016 follows:

	Years Ended March 31,
Operations Statement Information	2018	2017	2016
Sales	$317,183	$232,145	$274,183
Gross profit	53,161	23,739	42,143
Net income	23,954	3,072	15,254
Company's dividends received	2,826	4,307	1,887

	March 31,
Balance Sheet Information	2018	2017
Current assets	$162,893	$139,146
Property, plant and equipment and other assets	53,941	54,674
Current liabilities	103,687	102,550
Long-term obligations and other liabilities	5,067	7,432

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 10 – Equity in Net Assets of Investee Companies (continued)

Of the amounts presented above, the summarized financial information for CBT for the fiscal years ended March 31, 2018, 2017, and 2016 was as follows: Sales were $200,609, $146,070, and $172,140 for the years ended March 31, 2018, 2017, and 2016, respectively. Gross profit was $32,989, $13,704, and $30,567 for the years ended March 31, 2018, 2017, and 2016, respectively. Net income was $16,575, $3,464, and $14,369 for the years ended March 31, 2018, 2017, and 2016, respectively. The Company's dividends received were $1,812, $4,307, and $1,887 for the years ended March 31, 2018, 2017, and 2016, respectively. Current assets were $108,050 and $82,953 as of March 31, 2018 and 2017, respectively. Property, plant and equipment and other assets were $6,208 and $4,903 as of March 31, 2018 and 2017, respectively. Current liabilities were $78,587 and $64,848 as of March 31, 2018 and 2017, respectively. Long-term obligations and other liabilities were $176 and $391 as of March 31, 2018 and 2017, respectively.

Note 11 – Stock–Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant date fair value estimated in accordance with generally accepted accounting principles.
The table below summarizes certain data for the Company’s stock-based compensation plans:

	Year Ended March 31,
	2018	2017	2016
Compensation expense for all stock based compensation plans	$1,189	$1,712	$2,874
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Fair value of stock options vested	$275	$315	$2,043

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
As of March 31, 2018, a maximum of 1,109 shares may be issued under the 2016 Plan, inclusive of 900 original to the 2016 Plan and 209 carried forward from the 2007 Plan. The 2016 Plan requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 140. As of March 31, 2018, 115 equity awards have been granted, 1 equity award has been cancelled, and 21 vested under the 2016 Plan, leaving 576 shares available for future awards under the 2016 Plan, inclusive of 620 original to the 2016 Plan and 209 carried forward from the 2007 Plan.
Total equity awards outstanding are 685, inclusive of 474 awards granted and outstanding under the previous 2007 plan and 211 awards granted under the 2016 Plan. Shares issued are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock–Based Compensation (continued)

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes-Merton valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. No stock options were granted during the years ended March 31, 2018, 2017, and 2016.
A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	661	$60.37
Forfeited	(9)	66.21
Expired	(182)	59.23
Outstanding at March 31, 2016	470	60.70
Forfeited	(4)	66.73
Expired	(8)	39.40
Outstanding at March 31, 2017	458	61.00
Expired	(31)	74.80
Outstanding at March 31, 2018	427	60.00	—	$—
Vested and expected to vest at March 31, 2018	427	60.00	—	$—
Exercisable at March 31, 2018	427	60.00	—	$—

The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for the years ended March 31, 2018, 2017, and 2016 was $13, $277, and $1,097, respectively. There were no options exercised in the years ended March 31, 2018, 2017, and 2016.
The table below shows the movement in unvested options from March 31, 2017 to March 31, 2018.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested at March 31, 2017	17	$15.80	$275
Vested	(17)	15.80	(275)
Unvested at March 31, 2018	—	$—	$—

As of March 31, 2018, there are no stock option awards remaining.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock–Based Compensation (continued)

Restricted Stock (continued)

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2015	—	$—
Granted	23	18.42
Vested	(23)	18.42
Restricted at March 31, 2016	—	—
Granted	28	16.74
Vested	(28)	16.74
Restricted at March 31, 2017	—	—
Granted	28	26.05
Vested	(28)	26.05
Restricted at March 31, 2018	—	—

As of March 31, 2018, there was no restricted stock awards remaining. Expense recognized due to the vesting of restricted stock awards was $441, $469 and $417 for the years ended March 31, 2018, 2017, and 2016, respectively.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2015	58	$34.18
Granted	58	14.73
Vested	(25)	35.16
Forfeited	(2)	38.50
Outstanding at March 31, 2016	89	21.28
Granted	64	17.19
Vested	(48)	25.43
Forfeited	(1)	22.41
Outstanding at March 31, 2017	104	16.84
Granted	58	11.75
Vested	(45)	17.61
Forfeited	(1)	17.99
Outstanding at March 31, 2018	116	14.01

As of March 31, 2018, there was $1,095 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through August 15, 2019. Expense recognized due to the vesting of these awards was $682, $805 and $1,113 during the years ended March 31, 2018, 2017, and 2016 respectively.
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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2015	83	$35.52
Granted	30	10.11
Forfeited	(61)	38.50
Outstanding as of March 31, 2016	52	17.33
Granted	56	17.76
Forfeited	(23)	26.81
Outstanding as of March 31, 2017	85	15.06
Granted	57	11.75
Forfeited	—	—
Outstanding as of March 31, 2018	142	13.71

As of March 31, 2018, the Company anticipates that no performance-based restricted stock units will vest resulting in no expense over the remaining service life through August 15, 2019. Expense recognized due to the expected vesting of these awards was $(202) during the year ended March 31, 2016. There was no expense recognized for the years ending March 31, 2018 and 2017.

Cash-Settled Awards
Cash-settled awards differ from the Company's other awards in that no shares will be issued and the cumulative compensation expense is recognized as a liability rather than equity. Under both of the current cash-settled awards, the fair value of the award is equal to the period-end closing price of one share. The liability recognized will be the product of the fair value multiplied ratably by the expired vesting term. The expense related to these awards is derived by appropriately adjusting the value of the liability. As a result, the expense will be variable as the value of the liability will increase or decrease subject to the period-end closing price.

Cash-Settled Restricted Stock Units
Cash-settled restricted stock units vest ratably over the first, second and third anniversaries of the date of award.

Cash-Settled Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2016	29	$26.85
Vested	(14)	26.84
Forfeited	(2)	25.82
Outstanding as of March 31, 2017	13	27.01
Vested	(13)	27.05
Forfeited	—	—
Outstanding as of March 31, 2018	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 – Stock–Based Compensation (continued)

Cash-Settled Restricted Stock Units (continued)
As of March 31, 2018, there was no remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through August 13, 2017. Expense recognized due to the vesting of these awards was $54, $161 and $488 during the years ended March 31, 2018, 2017, and 2016, respectively.

Cash-Settled Performance-Based Restricted Stock Units
Cash-settled performance-based restricted stock units vest at the end of a three-year performance period but the level of the award to vest is subject to similar performance criteria as the performance-based restricted stock units described above. The awards are also variable in that they range from zero to 200% of the plan’s target contingent on the performance level attained.
The table below includes the maximum number of restricted stock units that may be earned under the plan.

Cash-Settled Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2016	42	$27.10
Forfeited	(42)	27.10
Outstanding as of March 31, 2017	—	—
Forfeited	—	—
Outstanding as of March 31, 2018	—	—

As of March 31, 2018, there are no performance-based restricted stock units outstanding. Expense recognized due to the expected vesting of these awards was $(39) during the year ended March 31, 2017. There was no expense recognized for the year ending March 31, 2017.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2018, 2017, and 2016, the Company’s unrecognized tax benefits totaled $8,342, $15,196, and $16,675, respectively, of which $8,038 would impact the Company’s March 31, 2018 effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2018, 2017, and 2016:

	2018	2017	2016
Balance at April 1	$15,196	$16,675	$17,752
Increase for current year tax positions	482	275	24
Reduction for prior year tax positions	(7,296)	(1,764)	(223)
Impact of changes in exchange rates	(40)	10	(878)
Balance at March 31	$8,342	$15,196	$16,675

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2018 and 2017, the Company accrued (reduced) interest, penalties and related exchange losses pertaining to unrecognized tax benefits of $791 and $255, respectively. As of March 31, 2018, accrued interest and penalties totaled $1,936 and $1,218, respectively. During the year ending March 31, 2018, the Company reduced its accrued interest and penalties by $148 related to the expiration of statute of limitations. As of March 31, 2017, accrued interest and penalties totaled $1,545 and $818, respectively.
During the fiscal year ending March 31, 2018, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, and associated exchange losses, decreased from $17,558 to $11,496. The change in the liability for unrecognized tax benefits relates to expiration of statute of limitations of approximately $258 and decreases related to prior period positions of approximately $5,804.
The Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
It is reasonably possible that the Company will settle positions currently accrued for $2,692 in the next twelve months. In addition, it is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $271 due to the expiration of the statute of limitations, but the Company must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 – Income Taxes (continued)

Accounting for Uncertainty in Income Taxes (continued)
that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2018, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2015; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income (loss) before income taxes, equity in net income of investee companies, and minority interests consisted of the following:

	Years Ended March 31,
	2018	2017	2016
U.S.	$(86,087)	$(87,963)	$(55,073)
Non-U.S.	69,958	48,321	146,747
Total	$(16,129)	$(39,642)	$91,674

The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income (Loss) follow:

	Years Ended March 31,
	2018	2017	2016
Current
Federal	$8,247	$(926)	$—
State	—	—	—
Non-U.S.	22,972	23,974	26,476
	$31,219	$23,048	$26,476
Deferred
Federal	$(98,785)	$—	$—
State	—	—	—
Non-U.S.	8,802	432	5,739
	$(89,983)	$432	$5,739
Total	$(58,764)	$23,480	$32,215

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
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2018	2017	2016
Tax expense (benefit) at U.S. statutory rate	$(5,098)	$(13,875)	$32,086
Effect of non-U.S. income taxes	(2,137)	(6,410)	(15,131)
Tax on future remittances	(22,735)	3,736	23,734
Foreign tax credits expiration	1,328	—	47,552
Change in valuation allowance	(106,804)	13,748	(47,135)
Increase (decrease) in reserves for uncertain tax positions	(5,871)	264	(1,203)
Change in tax rates	66,935	(308)	2,480
Exchange effects and currency translation	8,282	6,046	15,492
Permanent items	31	4,322	(1,161)
Write-down of state tax loss carryovers	—	6,430	—
Nontaxable gain - Zimbabwe subsidiary reconsolidation	—	—	(26,551)
Write-down of withholding tax recoverable	—	8,990	—
Deductible dividends	(3,338)	(968)	(3,064)
Withholding tax expense	1,868	1,572	4,417
Benefit of other tax credits	(3,176)	(1,152)	(113)
Nondeductible interest	1,052	1,085	812
Transition tax after foreign tax credits	10,899	—	—
Actual tax expense (benefit)	$(58,764)	$23,480	$32,215

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2018	March 31, 2017
Deferred tax assets:
Reserves and accruals	$(8,320)	$(24,308)
Tax credits	(5,146)	(7,286)
Tax loss carryforwards	(101,884)	(125,601)
Derivative transactions	(1,038)	(669)
Postretirement and other benefits	(15,766)	(28,512)
Unrealized exchange loss	(4,923)	(4,046)
Other	(3,895)	(8,471)
Gross deferred tax assets	(140,972)	(198,893)
Valuation allowance	19,742	131,774
Total deferred tax assets	$(121,230)	$(67,119)
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$5,854	$30,581
Intangible assets	5,801	8,397
Fixed assets	7,992	7,242
Total deferred tax liabilities	$19,647	$46,220
Net deferred tax asset	$(101,583)	$(20,899)

The following table presents the breakdown between deferred tax (assets) liabilities:

	March 31, 2018	March 31, 2017
Noncurrent asset	$(130,520)	$(38,507)
Noncurrent liability	28,937	17,608
Net deferred tax asset	$(101,583)	$(20,899)

During the year ended March 31, 2018, the net deferred tax asset balance decreased by $9,300 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax (assets) liabilities of $9,346 established through purchase accounting and other items not included in the deferred tax expense (benefit).
For the year ended March 31, 2018, the valuation allowance decreased by $112,032 which is inclusive of $(274) related to adjustments booked to other comprehensive income and $286 due to currency translation adjustments. The valuation allowance decreased primarily due to the release of the U.S. valuation allowance for tax reform, which totaled $98,605. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. This is principally due to the impact of U.S. tax reform, which is described in further detail below.
At March 31, 2018, the Company has U.S federal tax loss carryovers of $396,493, non-U.S. tax loss carryovers of $72,236, and U.S. state tax loss carryovers of $652,760. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $32,491 will expire within the next five years, $31,721 will expire in later years, and $8,024 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $2,022 will expire within the next five years and $650,738 will expire thereafter. The Company is recognizing a tax benefit related to tax losses generated in the current year of $15,420 and $1,899 to be utilized in U.S. and foreign jurisdictions, respectively, not subject to a valuation allowance. At March 31, 2018, the Company has foreign tax credit carryovers in the U.S. of $4,459, of which $2,663 will expire within the next five years. As of March 31, 2018, the Company had Canadian investment tax credit carryforwards of approximately $387 that will expire beyond five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)

The Company's estimate of the $66,310 deferred tax benefit due to the remeasurement of the U.S. deferred tax assets and liabilities is a provisional amount under the SEC staff’s guidance, which is described in further detail below. Many of the year-end deferred tax balances include estimated timing differences and estimates of events that have not yet occurred such as payments expected to be made during fiscal year 2019 that are deductible on 2018 tax returns. These deferred tax assets and liabilities are likely to change over the measurement period as the Company finalizes the effect of the tax rate change. Changes in tax regulations in non-U.S. jurisdictions resulted in a tax benefit of $88, largely related to a deferred tax benefit from remeasuring the Company’s Turkey and Argentina deferred tax liabilities due to a corporate rate reduction.

Enactment of Tax Cuts and Jobs Act (“Tax Act”)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act resulted in significant revisions to the U.S. Federal corporate income tax law by, among other things, reducing the corporate income tax rate beginning after January 1, 2018 to 21%, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and limiting the tax deductions for interest expense. In response, the SEC staff issued Staff Accounting Bulletin No. 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or, in circumstances where estimates cannot be made, to disclose and recognize at a later date. The reasonable estimate is subject to adjustment during a "measurement period", not to exceed one year from date of enactment, until the accounting is complete.
As of March 31, 2018, the Company has not completed its accounting related to the enactment of the Tax Act. Initial analysis was prepared as of December 31, 2017 and the preliminary effects, a net tax benefit of $59,431, were recorded in the Company’s quarterly financial statements. This net benefit is primarily driven by the release of the valuation allowance on the U.S. federal net deferred tax asset and other effects of tax reform totaling a net tax benefit of $92,606, partially offset by the transition tax expense net of foreign tax credits of $33,175. The reversal of the U.S. federal valuation allowance was due to anticipated future limitation of interest expense deductions in the U.S. which the Company believes will allow it to be able to realize the deferred tax asset within the period that net operating losses may be carried forward. This number has been revised at March 31, 2018 to be a net benefit of $78,333. The change in estimate is primarily driven by updating the analysis of the transition tax due to additional instructional guidance to the Tax Act issued by the regulatory bodies in the U.S. and specifically the impact of the availability of foreign tax credits to offset the transition tax. In total, the net transition tax liability reduced from $33,175 to $10,899.
The Company remeasured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future with no tax impact due to an equal reduction in valuation allowance. As such, the deferred tax assets decreased approximately $66,310. Since these deferred tax assets and liabilities were offset with a full valuation allowance at the time of the remeasurement, the decrease in deferred tax assets from the tax rate change was fully offset by a corresponding decrease in valuation allowance
In reaching these estimates, the Company utilized all available guidance and notices issued by the regulatory bodies in the U.S., including the U.S. Department of the Treasury prior to May 30, 2018. However, these estimates are not capable of finalization given the lack of guidance available in interpreting these new laws, as well as the complexity in acquiring the data required to calculate the impact on the Company's tax accounts. The Company will revise and conclude its accounting as and when additional information is obtained, which in many cases is contingent on the timing of issuance of regulatory guidance.
For these reasons, the Company notes that the ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and changes based on additional regulatory guidance that may be issued. Acknowledging this uncertainty, accounting for the impacts of the Tax Act is expected to be completed within the provided measurement period. Any future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.
Finally, the Company continues to analyze the impact of provisions which will be effective in future years. Relevant to the current financial statements, the Company's selection of an accounting policy with respect to the new Global Intangible Low-Taxed Income (“GILTI”) tax rules will depend, in part, analyzing its foreign income to determine whether it expects the impact of GILTI will be at the local entity level, and how deferred tax accounting for this impact would impact its tax provision. The Company is currently in the process of analyzing its structure in light of the Tax Act and, as a result, has not yet not made a policy election regarding whether to record deferred taxes in accordance with the GILTI provisions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Enactment of Tax Cuts and Jobs Act (“Tax Act”) (continued)

The Company is also considering other impacts of the 2017 enactment of the Tax Act including, but not limited to effects on the Company’s indefinite reinvestment assertion. Accordingly, the Company continues to evaluate its assertion with respect to accumulated foreign earnings subject to the deemed repatriation tax and the Company also continues to evaluate the amount of earnings that are indefinitely reinvested. A provisional non-cash deferred income tax expense of $6,654 has been made for U.S. and foreign taxes that may result from future remittances of foreign earnings of $95,741. While the Company was able to make a reasonable estimate of these impacts, it may be affected by other analyses related to the Tax Act. For the earnings of foreign subsidiaries expected to be indefinitely reinvested overseas, no accruals were recorded for U.S. or foreign taxes that may result from future remittances of approximately $389,568 at March 31, 2018 and $353,032 at March 31, 2017. Determination of the amount of any unrecognized deferred income tax liability on these reinvested earnings is not practicable.

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
During the year ended March 31, 2017, the Company's activity of cash payments triggered settlement accounting. The settlement accounting resulted in a settlement loss of $1,454 recorded in Selling, General, and Administrative Expenses ("SGA") and a reduction in Accumulated Other Comprehensive Loss as of March 31, 2017. In addition, as a result of payments made to employees due to involuntary dismissal in a foreign subsidiary, special termination benefits of $14 were recorded in SGA and the benefit obligation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 – Employee Benefits (continued)

Retirement Benefits (continued)

During the nine months ended December 31, 2015, the Company announced that the U.S. Pension Plan would be frozen effective January 1, 2016. This change is accounted for as a curtailment and resulted in a curtailment loss of $1,062 and a reduction in the benefit obligation and accumulated other comprehensive income of $2,534 as of December 31, 2015. The curtailment loss is recorded in restructuring and asset impairment charges.
A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2018 and 2017, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation, beginning	$92,633	$99,632	$64,538	$63,570
Service cost	280	250	183	226
Interest cost	2,818	2,863	1,496	1,728
Plan amendments	—	—	—	18
Actuarial losses (gains)	(1,356)	(161)	(1,488)	6,245
Settlements/special termination benefits	—	(4,802)	9	(123)
Effects of currency translation	—	—	4,515	(4,693)
Benefits paid	(6,092)	(5,149)	(3,025)	(2,433)
Benefit obligation, ending	$88,283	$92,633	$66,228	$64,538

Change in plan assets
Fair value of plan assets, beginning	$36,887	$40,982	$57,126	$52,774
Actual return on plan assets	3,257	2,954	2,122	8,784
Employer contributions	3,607	2,902	2,103	2,868
Plan settlements	—	(4,802)	—	(136)
Effects of currency translation	—	—	4,780	(4,731)
Benefits paid	(6,092)	(5,149)	(3,025)	(2,433)
Fair value of plan assets, ending	$37,659	$36,887	$63,106	$57,126
Net amount recognized	$(50,624)	$(55,746)	$(3,122)	$(7,412)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$—	$—	$10,417	$7,555
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(2,791)	(3,010)	(1,702)	(1,224)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(47,833)	(52,736)	(11,837)	(13,743)
Net amount recognized	$(50,624)	$(55,746)	$(3,122)	$(7,412)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Information for pension plans with accumulated benefit
obligation in excess of plan assets:
Projected benefit obligation	$88,283	$92,633	$34,070	$34,391
Accumulated benefit obligation	88,283	92,633	33,407	33,715
Fair value of plan assets	37,659	36,887	20,531	19,423

Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
Service cost	$280	$250	$1,434	$183	$226	$271
Interest cost	2,818	2,863	3,640	1,496	1,728	2,146
Expected return on plan assets	(2,382)	(2,578)	(3,070)	(2,817)	(2,760)	(3,110)
Amortization of actuarial losses	1,102	1,136	1,809	952	905	1,388
Amortization of prior service cost	40	40	136	3	(1)	1
Curtailment gain	—	—	1,062	—	—	—
Special termination benefits	—	—	—	9	14	—
Effects of settlement	—	1,363	—	—	91	—
Net periodic pension cost (benefit)	$1,858	$3,074	$5,011	$(174)	$203	$696

The amounts showing in Accumulated Other Comprehensive Loss at March 31, 2018, March 31, 2017 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(490)	$3,042	$2,552
Net actuarial losses	(44,721)	(4,633)	(49,354)
Deferred taxes	10,456	(308)	10,148
Balance at March 31, 2017	$(34,755)	$(1,899)	$(36,654)
Prior service credit (cost)	$44	$(717)	$(673)
Net actuarial gains	4,411	226	4,637
Deferred taxes	87	12	99
Total change for 2018	$4,542	$(479)	$4,063
Prior service credit (cost)	$(446)	$2,325	$1,879
Net actuarial losses	(40,310)	(4,407)	(44,717)
Deferred taxes	10,543	(296)	10,247
Balance at March 31, 2018	$(30,213)	$(2,378)	$(32,591)

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
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.87%	3.86%	3.60%	2.59%	3.38%	3.13%
Rate of increase in future compensation	Not applicable	Not applicable	4.50%	5.91%	3.47%	3.56%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.25%	4.70%	5.63%	5.73%

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
A March 31 measurement date is used for the pension, postretirement, other postemployment, and employee savings plans. The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation, and estimates of future investment performance by asset class.
The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2018 and 2017:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Discount rate	3.91%	3.90%	2.75%	2.59%
Rate of increase in future compensation	Not applicable	Not applicable	6.04%	5.91%

Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2019 is $(971) and $(760), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2018 and 2017 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2018	March 31,		March 31,
(percentages)		2018	2017	2018	2017
Asset category:
Cash and cash equivalents	—%	4.6%	3.7%	1.3%	34.5%
Equity securities	36.0%	33.9%	34.3%	36.4%	19.6%
Debt securities	24.0%	22.5%	22.4%	24.8%	10.6%
Real estate and other investments	40.0%	39.0%	39.6%	37.5%	35.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,745	$1,271	$474	$—
U.S. equities / equity funds	8,835	8,835	—	—
International equities / equity funds	3,923	3,923	—	—
U.S. fixed income funds	7,411	7,411	—	—
International fixed income funds	1,071	1,071	—	—
Other investments:
Diversified funds	10,888	10,888	—	—
Real estate and other (1)	3,786	—	—	—
Total	$37,659	$33,399	$474	$—

U.S. Pension Plans	March 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,342	$851	$491	$—
U.S. equities / equity funds	7,649	7,649	—	—
International equities / equity funds	4,997	4,997	—	—
U.S. fixed income funds	7,251	7,251	—	—
International fixed income funds	1,028	1,028	—	—
Other investments:
Diversified funds (1)	10,496	10,463	—	—
Real estate and other (1)	4,124	—	—	—
Total	$36,887	$32,239	$491	$—

(1) In accordance with new guidance retrospectively adopted in the prior year, certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$833	$833	$—	$—
U.S. equities / equity funds	5,791	5,791	—	—
International equities / equity funds	9,266	3,728	5,538	—
Global equity funds	7,915	1,437	6,478	—
U.S. fixed income funds	4,162	4,162	—	—
International fixed income funds	11,517	2,879	8,638	—
Other investments:
Diversified funds	21,707	—	21,707	—
Real estate and other (1)	1,915	—	—	—
Total	$63,106	$18,830	$42,361	$—

Non-U.S. Pension Plans	March 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$19,749	$19,749	$—	$—
U.S. equities / equities funds	—	—	—	—
International equities	5,208	—	5,208	—
Global equity funds	6,000	—	6,000	—
U.S. fixed income funds	6,040	—	6,040	—
Other investments:
Diversified funds	20,201	—	20,201	—
Total	$57,198	$19,749	$37,449	$—

(1) In accordance with new guidance retrospectively adopted in the prior year, certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy.

The following table summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	March 31, 2018				March 31, 2017
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Diversified funds	8	None	Self-Liquidating	None	33	None	Self-Liquidating	None
Real estate and other	5,700	None	Quarterly	60 Days	4,124	None	Quarterly	60 Days

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

Cash Flows

Contributions
The Company expects to contribute $3,586 to its U.S. benefits plans and $3,144 to its non-U.S. benefit plans in fiscal 2019.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2018	March 31, 2018	March 31, 2018	March 31, 2018
2019	$9,203	$3,625	$337	$139
2020	7,281	2,669	316	148
2021	6,779	3,083	317	148
2022	6,910	2,824	273	148
2023	6,617	3,058	273	148
Years 2024-2028	30,401	16,795	1,329	739

The Company sponsors 401(k) savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $4,627, $4,843, and $3,978 the years ended March 31, 2018, 2017, and 2016.

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
The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2018	2017
Discount rate	8.66%	9.74%
Health care cost trend rate assumed for next year	8.00%	8.00%
Ultimate trend rate	8.00%	8.00%

A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
For the years ended March 31, 2018 and 2017, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For the year ended March 31, 2018 the additional cost related to these contracts was $12.
Prior service credits of $710 and unrecognized net actuarial losses of $438 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)

A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation, beginning	$4,361	$4,217	$2,085	$1,229
Service cost	7	8	7	4
Interest cost	141	132	190	148
Effect of currency translation	—	—	(92)	144
Actuarial losses	219	351	48	662
Benefits paid	(356)	(347)	(126)	(102)
Benefit obligation, ending	$4,372	$4,361	$2,112	$2,085
Change in plan assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	356	347	126	102
Benefits paid	(356)	(347)	(126)	(102)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(4,372)	$(4,361)	$(2,112)	$(2,085)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(377)	$(339)	$(139)	$(142)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(3,995)	(4,022)	(1,973)	(1,943)
Net amount recognized	$(4,372)	$(4,361)	$(2,112)	$(2,085)

There are no plan assets for 2018 or 2017. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2018	2017	2016	2018	2017	2016
Service cost	$7	$8	$23	$7	$4	$3
Interest cost	141	132	247	190	148	113
Prior service credit	(698)	(698)	(349)	(11)	(11)	(10)
Actuarial losses (gains)	418	413	432	40	3	(2)
Net periodic benefit costs (income)	$(132)	$(145)	$353	$226	$144	$104

The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $516 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2019.
Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in the years ended March 31, 2018, 2017, and 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 – Segment Information

The Company purchases, processes, sells, and stores leaf tobacco and other specialty products. Tobacco is purchased in more than 35 countries and shipped to approximately 90 countries. The sales, logistics, and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to major customers. Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.
Management evaluates performance using information included in management reports. The Company has five geographic operating segments: Africa, Asia, Europe, North America, and South America. In reviewing these operations, the Company concluded that the economic characteristics of North America were dissimilar from the other operating segments. Based on this fact, the Company is disclosing North America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe, and South America into one reportable segment "Other Regions." The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

a.	the nature of the products and services;

b.	the nature of the production processes;

c.	the type or class of customer for their products and services;

d.	the methods used to distribute their products or provide their services; and

e.	the nature of the regulatory environment.

The investment in new business lines are part of the Company's transformation process and are being developed. For the year ended March 31, 2018, these new business lines are being reported in the Other Regions reportable segment.
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

	Years Ended March 31,
Analysis of Segment Operations	2018	2017	2016
Sales and other operating revenues:
North America	$451,383	$396,217	$468,098
Other Regions	1,394,583	1,318,533	1,436,494
Total revenue	$1,845,966	$1,714,750	$1,904,592
Operating income:
North America	$22,394	$15,333	$25,230
Other Regions	88,209	69,235	176,557
Total operating income	110,603	84,568	201,787
Debt retirement expense (income)	(2,975)	(300)	—
Interest expense	132,978	132,667	117,190
Interest income	3,271	8,157	7,077
Income (loss) before income taxes and other items	$(16,129)	$(39,642)	$91,674

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Assets	2018	2017	2016
Segment assets:
North America	$379,354	$375,782	$338,834
Other Regions	1,587,277	1,596,090	1,629,364
Total assets	$1,966,631	$1,971,872	$1,968,198
Trade and other receivables, net:
North America	$46,096	$40,212	$48,229
Other Regions	258,303	213,973	352,779
Total trade and other receivables, net	$304,399	$254,185	$401,008
Goodwill:
North America	$2,795	$2,794	$2,794
Other Regions	24,751	13,669	13,669
Total Goodwill	$27,546	$16,463	$16,463
Equity in net assets of investee companies:
North America	$—	$—	$—
Other Regions	67,369	51,443	57,243
Total equity in net assets of investee companies	$67,369	$51,443	$57,243
Depreciation and amortization:
North America	$7,454	$7,543	$6,432
Other Regions	26,144	26,933	21,929
Total depreciation and amortization	$33,598	$34,476	$28,361
Capital expenditures:
North America	$4,407	$3,638	$7,516
Other Regions	18,891	9,099	10,270
Total capital expenditures	$23,298	$12,737	$17,786

Geographic information as to sales and other operating revenues is based on the destination of the product shipped. The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2018	2017	2016
Sales and Other Operating Revenues:
United States	$291,804	$272,161	$311,634
China	249,549	230,226	209,781
Belgium	137,313	115,632	132,817
Northern Africa	111,971	32,839	59,523
Other	1,055,329	1,063,892	1,190,837
Total	$1,845,966	$1,714,750	$1,904,592

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc., China Tobacco International Inc., and Imperial Tobacco for the year ended March 31, 2018, and Philip Morris International Inc. and China Tobacco International Inc. for the years ended March 31, 2017 and 2016.

	Years Ended March 31,
Property, Plant and Equipment by Location	2018	2017	2016
Property, Plant and Equipment, Net:
Brazil	$72,190	$77,653	$82,307
United States	54,233	56,028	59,713
Zimbabwe	51,768	48,738	51,295
Malawi	21,571	22,299	24,609
Tanzania	18,884	20,997	22,831
Argentina	6,252	6,580	6,914
Asia	6,199	6,130	6,447
Europe	5,781	5,467	6,895
Zambia	1,067	3,877	4,366
Turkey	2,282	2,654	2,955
Other	14,054	6,088	9,193
Total	$254,281	$256,511	$277,525

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
The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange (gains) losses in the years ended March 31, 2018, 2017, and 2016 were $5,396, $(11,816), and $6,498, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,963 and the total assessment including penalties and interest at March 31, 2018 is $13,392. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $1,298. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

Other
Mindo, S.r.l. (“Mindo”), the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, and sought the recovery of €7.4 million plus interest and costs. On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo. On December 23, 2014, Mindo appealed the judgment of the Court of Rome to the Court of Appeal of Rome. Subsequent to March 31, 2018, the parties agreed to and consummated a settlement of Mindo’s claims, which settlement included the payment by the Company’s subsidiary of an immaterial amount.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables

During the year ended March 31, 2018, the Company sold trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions, effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. During the year ended March 31, 2018, the investment limit of this program was adjusted from up to $100,000 to up to $155,000 trade receivables.
The Company incurred program costs of $1,130 and $1,468 during the years ended March 31, 2018 and 2017 which were included in Other Income in the Statements of Consolidated Operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations.
The agreement for the second securitization program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the respective unaffiliated financial institution which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. During February 2018, the investment limit under the second program was adjusted from up to $110,000 trade receivables to up to $125,000 trade receivables.
Under the programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2018 and 2017, Trade and Other Receivables, Net in the Consolidated Balance Sheets has been reduced by $10,858 and $11,985 as a result of the net settlement. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income in the Statements of Consolidated Operations.
The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2018	2017
Receivables outstanding in facility as of March 31:	$228,621	$200,084
Beneficial interest as of March 31	$48,715	$38,206
Servicing liability as of March 31	$81	$101

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$694,517	$648,730
Deferred purchase price	263,670	231,658
Service fees	473	492
Total	$958,660	$880,880

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

The Company's financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees. The application of the fair value guidance to non-financial assets and liabilities primarily includes assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018			March 31, 2017
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$943	$—	$943
Securitized beneficial interests	—	48,715	48,715	—	38,206	38,206
Total assets	$—	$48,715	$48,715	$943	$38,206	$39,149
Liabilities
Long-term debt	$911,264	$895	$912,159	$867,825	$—	$867,825
Guarantees	—	5,864	5,864	—	7,126	7,126
Total liabilities	$911,264	$6,759	$918,023	$867,825	$7,126	$874,951

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

Level 3 measurements

•
Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. Should the loss rate change 10% or 20%, the fair value of the guarantee at March 31, 2018 would change by $762 or $1,514, respectively.

•	Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning balance March 31, 2016	$40,368	$7,350
Sales of receivables/issuance of guarantees	229,580	7,478
Settlements	(227,495)	(5,921)
Losses recognized in earnings	(4,247)	(1,781)
Ending balance at March 31, 2017	38,206	7,126
Sales of receivables/issuance of guarantees	281,601	6,178
Settlements	(265,363)	(6,979)
Losses recognized in earnings	(5,729)	(461)
Ending balance at March 31, 2018	$48,715	$5,864

The amount of total losses included in earnings for the years ended March 31, 2018 and 2017 attributable to the change in unrealized losses relating to assets still held at the respective dates was $2,531 and $1,722 on securitized beneficial interests.
Gains and losses included in earnings are reported in Other Income.

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2018 and 2017:

	Fair value at March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$48,715	Discounted Cash Flow	Discount Rate	4.4% to 5.0%
			Payment Speed	76 days to 111 days
Tobacco Supplier Guarantees	4,441	Historical Loss	Historical Loss	2.6% to 10.0%
	1,423	Discounted Cash Flow	Market Interest Rate	15.0% to 35.0%

	Fair value at March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$38,206	Discounted Cash Flow	Discount Rate	2.9% to 4.4%
			Payment Speed	46 days to 101 days
Tobacco Supplier Guarantees	2,850	Historical Loss	Historical Loss	10.0% to 16.0%
	4,276	Discounted Cash Flow	Market Interest Rate	16.5% to 38.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 19 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2018
	Sales and other operating revenues	$276,993	$447,339	$477,783	$643,851	$1,845,966
	Gross profit	28,635	69,331	73,501	74,724	246,191
	Other income (expense)	4,304	4,587	1,019	4,472	14,382
	Restructuring and asset impairment charges	—	—	—	382	382
	Net income (loss)	(32,633)	956	88,326	(4,743)	51,906
	Net loss attributable to noncontrolling interest	(90)	(68)	(130)	(242)	(530)
	Net income (loss) attributable to Alliance One International, Inc.	(32,543)	1,024	88,456	(4,501)	52,436
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(3.63)	0.11	9.83	(0.50)	5.83
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(3.63)	0.11	9.80	(0.50)	5.81
Market Price	- High	14.20	17.00	14.60	30.70	30.70
	- Low	9.95	10.35	9.85	12.00	9.85
	Year Ended March 31, 2017
	Sales and other operating revenues	$261,101	$389,423	$454,535	$609,691	$1,714,750
	Gross profit	34,051	50,281	65,152	67,545	217,029
	Other income (expense)	(481)	2,104	2,688	585	4,896
	Restructuring and asset impairment charges	41	577	450	307	1,375
	Net income (loss)	(31,539)	(15,613)	(15,595)	(524)	(63,271)
	Net income (loss) attributable to noncontrolling interests	(34)	44	(138)	(215)	(343)
	Net loss attributable to Alliance One International, Inc.	(31,505)	(15,657)	(15,457)	(309)	(62,928)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(3.54)	(1.75)	(1.73)	(0.03)	(7.05)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(3.54)	(1.75)	(1.73)	(0.03)	(7.05)
Market Price	- High	27.23	22.69	19.81	19.50	27.23
	- Low	14.40	15.35	13.75	12.30	12.30

(1) Does not add due to quarterly change in average shares outstanding.

Third Quarter 2018 - On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. A tax benefit of $59,431 was recorded as a reasonable estimate for the impact of this act related to a valuation allowance release on remeasured net deferred tax assets in the U.S. and other effects of tax reform partially offset by estimated transition taxes net of foreign tax credits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 - Reconsolidation of MTC

On March 31, 2016, the Company regained control over its wholly owned Zimbabwe subsidiary, Mashonaland Tobacco Company, LTD (“MTC”). The change in control was a result of the change in the political landscape in Zimbabwe and the recent issuance of clarifications to the indigenization laws within Zimbabwe that resulted in the elimination of significant doubt about the Company's ability to control MTC. The reconsolidation of MTC has been treated as a purchase business combination and as such, the assets and liabilities have been recorded at fair value.
Since the Company already owned 100% of the equity interest, no consideration was transferred as part of the reconsolidation. The Company estimated the fair value of its equity interest in MTC at March 31, 2016 to be $94,395 based on a discounted cash flow model. The amount was then allocated to the fair value of the acquired assets and liabilities, which were recorded on the Consolidated Balance Sheet at March 31, 2016. The fair value of the recognized assets included a customer relationship intangible asset of $24,830 and goodwill of $13,669. The goodwill and intangible asset balance of $38,499 is within the “Other Regions” segment and is non-deductible for tax purposes. Included within this balance is goodwill attributable in part to the workforce of the acquired business and a finite-lived customer relationship intangible of $24,830, which is being amortized over a useful life of fifteen years. The effect of the reconsolidation under the purchase business combination guidance resulted in a gain of $106,203 which has been recorded and shown in “Other Income (Expense)” on the Statement of Consolidated Operations for the year ended March 31, 2016. The gain is the result of the fair value of the equity interest of $94,395 and the reversal of a deferred liability of $11,808.
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

Unaudited Proforma Twelve Months Ended March 31,
thousands	2016
Revenues	$1,912,324
Operating income	114,615
Net loss	(31,409)

Note 21 - Acquisitions

Acquisition of Canada's Island Garden
On January 25, 2018, a Canadian subsidiary of the Company, acquired 75% of the equity in CIG. CIG is fully licensed to produce and sell medicinal cannabis in the Canadian Province of Prince Edward Island. CIG sells its products directly to patients and through distributors. The Company acquired its interest in CIG in exchange for consideration consisting of approximately $32,468 cash, subject to certain post-closing adjustments. The consolidation of CIG has been treated as a purchase business combination and as such, the fair value of the assets and liabilities has been recorded at their fair value. The fair value of the non-controlling interest was $8,117.
For the year ended March 31, 2018, the Company incurred $499 of acquisition-related expenses, primarily consisting of consulting fees, which were accounted for separately from the business combination and expensed as incurred within Selling, General, and Administrative Expenses in the Consolidated Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 - Acquisitions (continued)

Acquisition of Canada's Island Garden (continued)
Following the acquisition, the Company recorded certain post-closing purchase price adjustments which had no impact on the purchase price. The acquisition allowed the Company to expand its product portfolio into the medical cannabis industry in Canada. The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 25, 2018 (in thousands, except per share data):

Cash and cash equivalents	$436
Other receivables	442
Inventories	2,221
Other current assets	64
Property, plant and equipment	5,378
Goodwill	11,597
Other intangible assets	30,520
Total assets acquired	50,658
Accounts payable	725
Deferred income tax liabilities	9,348
Total liabilities	10,073
Fair value of equity interest	$40,585

The amounts of revenue, operating loss, and net loss of CIG in the consolidated statements of income from and including January 25, 2018 to March 31, 2018 were $235, $(412), and $(288), respectively. As a result, the impact to basic and diluted earnings per share was $(0.03) and $(0.03), respectively.

Unaudited pro forma information summarizes the combined results of the Company and CIG for the years ended March 31, 2018 as if the companies were combined as of April 1, 2016. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the reconsolidation taken place at the beginning of each period or results of future periods. The following information has been adjusted for intercompany eliminations as required for consolidation accounting: unaudited pro forma revenue, operating loss, and net loss for the twelve months ended March 31, 2018 were $2,008, $(466), and $(181), respectively. Unaudited pro forma basic and diluted earnings per share were $(0.02) and $(0.02), respectively.

Note 22 - Subsequent Events

Debt Repurchase
In April 2018, the Company purchased $10,868 of its Second Lien Notes on the open market. All purchased securities were canceled leaving $652,078 of the Second Lien Notes outstanding. Associated costs paid were $27 and related discounts were $(312) resulting in net cash repayment of $10,556.

Acquisitions
On April 2, 2018, the Company acquired a 51% equity position in Humble Juice Co., LLC (“Humble”), a manufacturer and distributor of e-liquids.

Accounts Receivable Securitization Programs
On May 31, 2018, the Company decided to amend one of its accounts receivable securitization programs. This amendment decreased the facility amount from $155,000 to $125,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alliance One International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2018, and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 6, 2018

We have served as the Company’s auditor since its fiscal 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). We excluded CIG and Goldleaf from the assessment of internal control over financial reporting as of March 31, 2018 as these entities were acquired in fiscal 2018 and were not significant to the consolidated financial statements. Collectively, CIG and Goldleaf represented 2.7% of total assets, less than 0.1% of revenue, and less than 0.5% net income as of March 31, 2018. Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.
The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the course of our ongoing preparations for making management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, from time to time we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. We make these and other changes to enhance the effectiveness of our internal controls over financial reporting, which do not have a material effect on our overall internal control.
We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alliance One International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended March 31, 2018 of the Company, and our report dated June 6, 2018, expressed an unqualified opinion on those financial statements.

Explanatory Paragraph

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Canada’s Island Garden (CIG) and Goldleaf Pharm, Inc., which were acquired on January 25, 2018 and January 29, 2018, respectively, and whose collective financial statements constitute 2.7% of total assets, less than 0.1% of revenue, and less than 0.5% of net income of the consolidated financial statement amounts as of and for the year ended March 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at CIG and Goldleaf Pharm, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 6, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Alliance One International, Inc. included in the Proxy Statement under the headings “Board of Directors - Proposal One - Election of Directors” and “Board of Directors - Director Biographies” is incorporated herein by reference. The information concerning the executive officers of the Company included in Part I, Item I of this Annual Report on Form 10-K under the heading “Business - Executive Officers of Alliance One International, Inc.” is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2018
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	684,434	$60.00	575,562
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	684,434	$60.00	575,562

1) These shares consist of 210,637 restricted stock units and performance share units issued and outstanding under the 2016 Incentive Plan and 473,797 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2018, 2017, and 2016
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2018, 2017, and 2016
Consolidated Balance Sheets - March 31, 2018 and 2017
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2018, 2017, and 2016
Statements of Consolidated Cash Flows - Years ended March 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
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

10.10
DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 001-13684).*

10.11
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.12
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.13
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 7, 2013 (SEC File No. 001-13684).*

10.14	Summary of director and executive officer compensation arrangements (filed herewith).*

10.15
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 11, 2011 (SEC File No. 001-13684) *

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

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended March 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$13,953	$(169)	$—	$800 (A)	$12,984
Valuation allowance on deferred tax assets	$169,804	$(47,103) (C)	$(3,370) (B)	$813 (A)	$118,518

Year Ended March 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$12,984	$(5,545)	$—	$449 (A)	$6,990
Valuation allowance on deferred tax assets	$118,518	$13,748 (C)	$(595) (B)	$(103) (A)	$131,774

Year Ended March 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$6,990	$(152)	$—	$(210) (A)	$7,048
Valuation allowance on deferred tax assets	$131,774	$(466) (C)	$(274) (B)	$111,292 (A) (D)	$19,742

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss
(C) Deferred tax on unremitted earnings of foreign subsidiaries
(D) Release of U.S. valuation allowance and adjustments of $114,288 due to Tax Cut and Jobs Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2018.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 6, 2018.

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