Form 10-Q
period 2018-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2018-08-02
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018.

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
 Yes [ ] No [X]

As of July 31, 2018, the registrant had 9,044,104 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2018 and 2017
(Unaudited)

(in thousands, except per share data)	2018	2017
Sales and other operating revenues	$290,989	$276,993
Cost of goods and services sold	249,594	248,358
Gross profit	41,395	28,635
Selling, general, and administrative expenses	38,084	33,502
Other income, net	2,921	4,304
Restructuring and asset impairment charges	1,541	—
Operating income (loss)	4,691	(563)
Debt retirement expense (benefit)	(84)	(2,975)
Interest expense (includes debt amortization of $2,329 and $2,224 for 2018 and 2017, respectively)	32,912	34,442
Interest income	888	968
Loss before income taxes and other items	(27,249)	(31,062)
Income tax (benefit) expense	(25,270)	646
Equity in net income (loss) of investee companies	566	(925)
Net loss	(1,413)	(32,633)
Net loss attributable to noncontrolling interests	(654)	(90)
Net loss attributable to Alliance One International, Inc.	$(759)	$(32,543)

Loss per share:
Basic	$(0.08)	$(3.63)
Diluted	$(0.08)	$(3.63)

Weighted average number of shares outstanding:
Basic	9,027	8,964
Diluted	9,027	8,964

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended June 30, 2018 and 2017
(Unaudited)

(in thousands)	2018	2017
Net loss	$(1,413)	$(32,633)

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(5,311)	3,742
Defined benefit pension amounts reclassified to income	366	459
Change in the fair value of derivatives designated as cash flow hedges	(1,496)	(562)
Total other comprehensive (loss) income, net of tax	(6,441)	3,639
Total comprehensive loss	(7,854)	(28,994)
Comprehensive loss attributable to noncontrolling interests	(829)	(90)
Comprehensive loss attributable to Alliance One International, Inc.	$(7,025)	$(28,904)

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2018	June 30, 2017	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents				$202,107	$264,406	$264,660
Restricted cash				2,374	1,937	2,984
Trade receivables, net				196,834	200,583	285,554
Other receivables				13,939	12,092	18,845
Accounts receivable, related parties				12,375	14,828	8,188
Inventories				916,928	894,449	698,087
Advances to tobacco suppliers				67,983	70,097	30,482
Recoverable income taxes				33,058	10,568	5,994
Prepaid expenses				22,356	25,290	17,181
Other current assets				17,635	16,045	17,628
Total current assets				1,485,589	1,510,295	1,349,603
Restricted cash				389	389	389
Investments in unconsolidated affiliates				67,898	51,336	68,151
Goodwill				34,487	16,463	27,546
Other intangible assets				74,322	44,616	70,724
Deferred income taxes, net				144,389	40,681	130,520
Long-term recoverable income taxes				898	—	1,795
Other deferred charges				3,554	4,881	3,388
Other noncurrent assets				62,973	53,456	60,234
Property, plant, and equipment, net				254,867	252,885	254,281
Total assets				$2,129,366	$1,975,002	$1,966,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$580,221	$535,339	$427,277
Accounts payable				83,144	80,264	76,506
Accounts payable, related parties				23,008	8,329	14,835
Advances from customers				16,646	26,183	24,128
Accrued expenses and other current liabilities				99,356	101,817	88,380
Income taxes payable				13,718	7,365	6,767
Current portion of long-term debt				180	10,046	164
Total current liabilities				816,273	769,343	638,057
Long-term taxes payable				9,155	—	10,027
Long-term debt				910,635	916,265	920,143
Deferred income taxes				29,720	20,425	28,937
Liability for unrecognized tax benefits				8,917	10,444	11,191
Pension, postretirement, and other long-term liabilities				73,866	80,518	75,448
Total liabilities				1,848,566	1,796,995	1,683,803

Commitments and contingencies
Stockholders’ equity	June 30, 2018	June 30, 2017	March 31, 2018
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,834	9,760	9,808	473,771	472,640	473,476
Retained deficit				(157,107)	(241,327)	(156,348)
Accumulated other comprehensive loss				(51,528)	(56,408)	(45,262)
Total stockholders’ equity of Alliance One International, Inc.				265,136	174,905	271,866
Noncontrolling interests				15,664	3,102	10,962
Total stockholders’ equity				280,800	178,007	282,828
Total liabilities and stockholders’ equity				$2,129,366	$1,975,002	$1,966,631
See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss	—	(32,543)	—	—	—	(90)	(32,633)
Stock-based compensation	291	—	—	—	—	—	291
Other comprehensive income (loss), net of tax	—	—	3,742	459	(562)	—	3,639
Balance, June 30, 2017	$472,640	$(241,327)	$(18,551)	$(36,195)	$(1,662)	$3,102	$178,007

Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	$473,771	$(157,107)	$(17,818)	$(32,214)	$(1,496)	$15,664	$280,800

See "Notes to Condensed Consolidated Financial Statements"

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2018 and 2017 (Unaudited)

(in thousands)	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net loss	$(1,413)	$(32,633)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,277	8,387
Debt amortization/interest	2,894	2,742
Debt retirement benefit	(84)	(2,975)
(Gain) loss on foreign currency transactions	(1,478)	4,827
Restructuring and asset impairment charges	1,541	—
Gain on sale of property, plant, and equipment	(186)	(13)
Bad debt expense	293	—
Equity in net (income) loss of unconsolidated affiliates, net of dividends	(431)	1,187
Stock-based compensation	295	345
Changes in operating assets and liabilities, net	(278,023)	(284,398)
Other, net	(5,793)	697
Net cash used by operating activities	(273,108)	(301,834)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(8,047)	(6,061)
Proceeds from sale of property, plant, and equipment	219	1,347
Collections on beneficial interests on securitized trade receivables	76,241	75,543
Payments to acquire controlling interests, net of cash acquired	(8,692)	—
Other, net	(300)	148
Net cash provided by investing activities	59,421	70,977

FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	163,951	51,710
Repayment of long-term borrowings	(10,721)	(24,961)
Debt issuance cost	(4,851)	(4,628)
Debt retirement cost	(27)	(72)
Net cash provided by financing activities	148,352	22,049

Effect of exchange rate changes on cash	2,172	121

Decrease in cash, cash equivalents, and restricted cash	(63,163)	(208,687)
Cash and cash equivalents at beginning of period	264,660	473,110
Restricted cash at beginning of period	3,373	2,309
Cash, cash equivalents, and restricted cash at end of period	$204,870	$266,732

Other information:
Cash paid for income taxes	$9,407	$885
Cash paid for interest	15,231	17,910
Cash received from interest	(323)	(968)
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	48,685	58,557

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Taxes Collected from Customers

Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold and were $3,876 and $3,854 for the three months ended June 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

As of June 30, 2018, the Company held $2,638 in the Zimbabwe Real Time Gross Settlement (“RTGS”) System. RTGS is a local currency equivalent that is exchanged 1:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

Property, Plant, and Equipment

Total property and equipment purchases for the three months ended June 30, 2018 and 2017 included $1,854 and $583 that were unpaid and included in Accounts Payable.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue Recognition (Topic 606), Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this guidance on April 1, 2018 to all contracts using the modified retrospective approach. There was no impact on the consolidated financial statements. The adoption of this guidance resulted in additional disclosures. See "Note 2. Revenue Recognition" for more information.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes as of June 30, 2017 to the condensed consolidated statement cash flows: cash collections from beneficial interests of $75,543 was reclassified from operating activities to investing activities and $58,557 obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a non-cash disclosure.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes: a reclassification of $2,326 and $3,373 from other current and other long-term assets in total to separately stated line items for restricted cash in the condensed consolidated balance sheets as of June 30, 2017 and March 31, 2018, respectively; the change in restricted cash of $17 presented in investing activities in the consolidated statements of cash flows is eliminated as of June 30, 2017; and the inclusion of $2,326 of restricted cash in the calculation of cash, cash equivalents, and restricted cash at the end of the period in the condensed consolidated statements of cash flows as of June 30, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in a reclassification of $341 from selling, general, and administrative expenses to interest expense in the condensed consolidated statement of operations for the three months ended June 30, 2017. See "Note 13 Pension and Retirement Benefits" for more information.
In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued to better align risk and management activities to financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company early adopted this guidance on April 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and liabilities arising from leases on the balance sheet. In addition, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance may be adopted using a modified retrospective approach and is effective for the Company on April 1, 2019. The Company has formed a project team to evaluate and implement this guidance. The Company has elected to adopt an accounting policy for all asset classes, to include both the lease and non-lease components as a single component and account for it as a lease. The Company has elected to utilize the transition practical expedients, as prescribed in ASC 842-10-65-1(f). The adoption of this guidance is expected to materially increase assets and liabilities on the consolidated balance sheets. The Company does not expect the adoption of this guidance to have a material impact on its existing debt covenants.
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

2. REVENUE RECOGNITION

The Company derives revenue from contracts with customers primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The Company does not disclose information related to its unsatisfied performance obligations with an expected duration of one year or less. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service

2. REVENUE RECOGNITION (continued)

to the customer occurs. For products, control is transferred and revenue is recognized at a point in time, in accordance with the terms of the contract. For services, control is transferred and revenue is recognized using the input method over time, in accordance with the terms of the contract. The Company applied a practical expedient to account for shipping and handling costs as costs to fulfill its performance obligations, irrespective of when control transfers. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the only material and distinct performance obligation for each of the Company’s revenue streams; therefore, consideration is attributed to the performance of this obligation. Revenue is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services. Contract costs primarily include labor, material, shipping and handling, and overhead expenses. Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold.
The following disaggregates sales and other operating revenues by major source:

Three Months Ended June 30,
2018
North America:
Product revenue	$46,457
Processing and other revenues	3,595
Total sales and other operating revenues	50,052

Other Regions:
Product revenue	226,907
Processing and other revenues	14,030
Total sales and other operating revenues	240,937

Total sales and other operating revenues	$290,989

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process green tobacco owned and provided by the customer. During processing, ownership remains with the customer and the Company is engaged to perform processing services.
Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company records product and supply contract intangible assets for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and if such costs are material. Total capitalized costs to obtain a contract were immaterial during the periods presented. Capitalized costs to obtain a contract as of June 30, 2018 were $5,715 and classified as other intangible assets. See Note 5 “Goodwill and Intangible Assets” for more information. The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less.

Significant Judgments

The Company has identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer controlled tobacco until the customer requests shipment and claims resulting from tobacco that do not meet the customer specifications. Warehousing fees are built into the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. As of June 30, 2018, the claims allowance was $1,100. The Company incurred claims payments of $963 for the three months ended June 30, 2018.

2. REVENUE RECOGNITION (continued)

Contract Balances
The Company generally records a receivable when revenue is recognized. Timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company applied a practical expedient not to adjust the transaction price for the effects of financing components as the Company expects that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. As a result, where the timing of revenue recognition differs from the timing of payment, the Company determined its contracts do not include a significant financing component.
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, and other currently available information. The following summarizes activity in the allowance for doubtful accounts:

Three Months Ended June 30,
2018
Balance, beginning of period	$(7,055)
Additions	(293)
Writes-offs	91
Balance, end of period	(7,257)
Accounts receivable	204,091
Accounts receivable, net	$196,834

3. INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of June 30, 2018, the Company’s unrecognized tax benefits totaled $7,544, $7,255 of which would impact the Company’s effective tax rate, if recognized.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2018, accrued interest and penalties totaled $746 and $916, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.
During the three months ended June 30, 2018, the Company reached income tax settlements with the Kenyan Revenue Authority for $1,166. An uncertain tax position had previously been recorded of $2,692, which resulted in a favorable adjustment to tax expense of $1,526. In addition, the Company entered into negotiations with the Zimbabwe Revenue Authority during its amnesty program to settle asserted issues. The Company paid $2,988 during the quarter and accrued another $844 in anticipation of the settlement. These amounts have not previously been accrued as an uncertain tax position.
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
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2018, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2015; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Enactment of Tax Cuts and Jobs Act (“Tax Act”)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740-Income Taxes (“ASC 740”).

3. INCOME TAXES (continued)

During the year ended March 31, 2018, the Company recorded certain provisional impacts of the Tax Act. As noted in the Company's prior filings, provisional tax effects may differ during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. During the quarter, there has not been a change in the provisional amounts that have been recorded. These amounts remain provisional pending further regulatory guidance.
The Company will complete its analysis within its fiscal year 2019, consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. No such adjustments were included in income tax expense for the three months ended June 30, 2018.

Provision for the Three Months Ended June 30, 2018

The effective tax rate used for the three months ended June 30, 2018 and 2017 were 92.7% and (2.1)%, respectively. The effective tax rates for these periods are based on the current estimate of full year results, including the effect of taxes related to discrete events, which are recorded in the interim period they occur. The primary difference in the effective tax rate this year compared to last year is due to the impact of the U.S. tax reform, which resulted in a change in the taxability of operations, principally due to the impact of the new section 163(j) interest addback. The impact was accentuated by the net foreign exchange effects.
For the three months ended June 30, 2018, the Company recorded the net tax effects of certain discrete events, including the changes in U.S. tax law resulting from the Tax Act, which resulted in an income tax expense of $3,906, bringing the effective tax rate for the three months of 107.1% to 92.7%. This discrete income tax expense primarily relates to the impact of changes in uncertain tax positions and changes in foreign exchange impacts. For the three months ended June 30, 2017, the Company recorded the tax effects of a discrete event resulting in additional income tax expense of $1,554, bringing the effective tax rate for the three months of 2.9% to (2.1)%. This discrete income tax expense primarily relates to net exchange losses on income tax accounts, net exchange losses related to liabilities for unrecognized tax benefits, and the release of uncertain tax positions. The significant difference in the estimated effective tax rate for the three months ended June 30, 2018 from the U.S. federal statutory rate is primarily due to the impact of U.S. Tax Reform and changes resulting from net foreign exchange effects.

4. GUARANTEES

In certain markets, the Company guarantees bank loans to suppliers to finance their crops. Under long-term arrangements, the Company may also guarantee financing to suppliers for the construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay any guaranteed loan should the supplier default. If default occurs, the Company has recourse against the supplier. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America. The following summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2018	June 30, 2017	March 31, 2018
Amounts guaranteed (not to exceed)	$153,347	$195,840	$150,900
Amounts outstanding under guarantee	84,116	116,257	126,835
Fair value of guarantees	3,544	6,388	5,864

Of the guarantees outstanding at June 30, 2018, all expire within one year. The fair value of guarantees is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets and included in crop costs, except for the joint venture in Brazil, which is included in accounts receivable, related parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Rural credit financing repayment is due to local banks based on contractual due dates. As of June 30, 2018 and 2017 and March 31, 2018, respectively, the Company had balances of $18,652, $24,142, and $14,807 due to local banks on behalf of suppliers included in accounts payable in the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLES

The following summarizes goodwill and intangible assets as of June 30, 2018 and March 31, 2018:

	June 30, 2018
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationship intangible	10.22 years	$58,530	$5,450	$(26,010)	$—	$37,970
Production and supply contract intangibles	3.56 years	14,893	—	(9,178)	—	5,715
Internally developed software intangible	2.90 years	18,812	199	(17,970)	—	1,041
License intangibles	19.60 years	30,339	—	(594)	(633)	29,112
Trade names	7.75 years	—	500	(16)	—	484
Intangibles not subject to amortization:
Goodwill(1)		27,546	7,174	—	(233)	34,487
Total		$150,120	$13,323	$(53,768)	$(866)	$108,809

(1) Goodwill of $2,795 relates to the North America segment and $31,692 relates to the Other Regions segment.

	March 31, 2018
	Beginning Gross Carrying Amount	Additions	Accumulated Amortization	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationship intangible	$58,530	$—	$(25,005)	$33,525
Production and supply contract intangibles	14,893	—	(8,774)	6,119
Internally developed software intangible	18,581	231	(17,828)	984
License intangibles	—	30,339	(243)	30,096
Intangibles not subject to amortization:
Goodwill(1)	16,463	11,083	—	27,546
Total	$108,467	$41,653	$(51,850)	$98,270

(1) Goodwill of $2,795 relates to the North America segment and $24,751 relates to the Other Regions segment.

The following summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Licenses	Trade Names	Total
July 1, 2018 through March 31, 2019	$3,016	$1,335	$370	$1,114	$47	$5,882
2020	4,022	1,741	333	1,485	63	7,644
2021	4,022	1,397	172	1,485	63	7,139
2022	4,022	1,242	99	1,485	63	6,911
2023	4,022	—	67	1,485	63	5,637
Later	18,866	—	—	22,058	185	41,109
	$37,970	$5,715	$1,041	$29,112	$484	$74,322
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2018. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in multiple variable interest entities that primarily procure or process inventory on behalf of the Company and the other parties. These variable interests relate to equity investments, advances, and guarantees made by the Company. The Company is not the primary beneficiary of its preexisting variable interests in these variable interest entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors' structure. As a result, these entities are not consolidated. The Company is the primary beneficiary of its newly acquired variable interest in Humble Juice Co., LLC. See "Note 20. Acquisitions" for more information.
As of June 30, 2018 and 2017, and March 31, 2018, the Company’s investment in variable interest entities was $63,021, $50,450, and $64,208, respectively, and is classified as investments in unconsolidated affiliates in the condensed consolidated balance sheets. The Company’s advances to these variable interest entities as of June 30, 2018 and 2017, and March 31, 2018 were $9,937, $14,828, and $5,895, respectively, and classified as accounts receivable, related parties in the condensed consolidated balance sheets. The Company guaranteed an amount to two variable interest entities not to exceed $71,919, $103,955, and $65,487 as of June 30, 2018 and 2017, and March 31, 2018, respectively. The investments, advances, and guarantees in these variable interest entities represent the Company’s maximum exposure to loss.

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
Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices, are allocated to the segments based on operating income. Intercompany transactions are allocated to the operating segment that either purchases or processes the tobacco. Investments in new business lines as part of the Company's transformation process are in development and reported in the Other Regions segment.
The following summarizes segment information:

	Three Months Ended June 30,
	2018	2017
Sales and other operating revenues:
North America	$50,052	$65,287
Other Regions	240,937	211,706
Total revenue	$290,989	$276,993

Operating income (loss):
North America	$442	$(1,649)
Other Regions	4,249	1,086
Total operating income (loss)	4,691	(563)
Debt retirement expense (benefit)	(84)	(2,975)
Interest expense	32,912	34,442
Interest income	888	968
Loss before income taxes and other items	$(27,249)	$(31,062)

	June 30, 2018	June 30, 2017	March 31, 2018
Segment assets:
North America	$300,238	$293,057	$379,354
Other Regions	1,829,128	1,681,945	1,587,277
Total assets	$2,129,366	$1,975,002	$1,966,631

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding, net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 as of June 30, 2018 and 2017. This subsidiary waives its right to receive dividends and it does not have the right to vote.
Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share as of June 30, 2018 and 458 at a weighted average exercise price of $61.00 per share as of June 30, 2017. Diluted net loss per share as of June 30, 2018 and 2017 was the same as basic net loss per share as the effects of potentially dilutive items were antidilutive given the Company’s net loss.
The following summarizes the computation of earnings per share for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands, except per share data)	2018		2017
Basic loss
Net loss attributable to Alliance One International, Inc.	$(759)		$(32,543)
Shares
Weighted average number of shares outstanding	9,027		8,964
Basic loss per share	$(0.08)		$(3.63)

Diluted loss
Net loss attributable to Alliance One International, Inc.	$(759)		$(32,543)
Shares
Weighted average number of shares outstanding	9,027		8,964
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Adjusted weighted average number of shares outstanding	9,027		8,964
Diluted loss per share	$(0.08)		$(3.63)
* All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $295 and $345 for the three months ended June 30, 2018 and 2017, respectively, of which zero and $54, respectively, were for stock-based awards payable in cash.
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

9. STOCK-BASED COMPENSATION (continued)

The following summarizes the Company's stock-based compensation awards:

	Three Months Ended June 30,
(in thousands, except grant date fair value)	2018	2017
Restricted stock
Number granted	7	7
Grant date fair value	$15.85	$14.40
Restricted stock units
Number granted	61	57
Grant date fair value	$16.00	$11.75
Performance-based stock units
Number granted	30	29
Grant date fair value	$16.00	$11.75

Restricted stock consists of shares issued to non-employee directors of the Company that are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that shares are not issued until the restrictions lapse. Restricted stock units granted during the three months ended June 30, 2018 vest ratably over a three-year period. Under the terms of the performance-based stock units, shares issued will be contingent upon the achievement of specified business performance goals.

10. CONTINGENCIES AND OTHER INFORMATION

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,416 and the total assessment including penalties and interest at June 30, 2018 is $11,629. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties. However, approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $6,082 as of June 30, 2018, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in pension, postretirement and other long-term liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimated the total amount of the IPI credits to be approximately $94,316 at March 31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990, the Company believed the amount of IPI credits that were used to offset other federal taxes in 2004 and 2005 were realizable beyond a reasonable doubt. Accordingly, and at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the statements of consolidated operations in other income, net. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.

10. CONTINGENCIES AND OTHER INFORMATION (continued)

In addition, certain of the Company’s subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters. While the outcome of these matters cannot be predicted with certainty, the Company is vigorously defending them and does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.
In accordance with GAAP, the Company records known asset retirement obligations (“ARO”) for which the liability can be reasonably estimated. Currently, it has identified an ARO associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under GAAP for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

11. DEBT ARRANGEMENTS

ABL Facility
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of June 30, 2018, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Senior Secured Second Lien Notes
During the three months ended June 30, 2018, the Company purchased $10,868 of its existing 9.875% senior secured second lien notes (the "Second Lien Notes") on the open market. The purchased securities were canceled leaving $652,078 of the Second Lien Notes outstanding at June 30, 2018. Related discounts were $312 resulting in net cash repayment of $10,556 and recorded in repayment of long-term borrowings in the condensed consolidated statements of cash flows. Associated costs paid were $27 and deferred financing costs and amortization of original issue discount of $201 were accelerated.
In July 2018, the Company purchased additional second lien notes on the open market. See Note 21 "Subsequent Events" for more information.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative costs. Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivative instruments designated as hedging instruments are recorded each period. The changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings.
As of June 30, 2018 and 2017, accumulated other comprehensive loss includes $1,496 and $1,662, net of tax of $398 and zero, for unrealized gains related to designated cash flow hedges, respectively. The Company recorded losses of zero and $1,206 in its cost of goods and services sold for the three months ended June 30, 2018 and 2017, respectively. The Company recorded a current derivative asset of $6 and $275 as of June 30, 2018 and 2017, respectively, included on the condensed consolidated balance sheets.
The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See "Note 17. Fair Value Measurements” for more information.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

13. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)

Additional non-U.S. defined benefit plans cover certain full-time employees located in Germany, Turkey, and the United Kingdom. The following summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended June 30,
	2018	2017
Operating expenses:
Service cost	$120	$116
Interest expense:
Interest expense	1,155	1,063
Expected return on plan assets	(1,286)	(1,264)
Amortization of prior service cost	11	10
Actuarial loss	422	511
Net periodic pension cost	$422	$436

	Other Postretirement Benefits
	Three Months Ended June 30,
	2018	2017
Operating expenses:
Service cost	$4	$3
Interest expense:
Interest expense	83	84
Amortization of prior service cost	(177)	(178)
Actuarial loss	109	115
Net periodic pension cost	$19	$24

For the three months ended June 30, 2018, contributions were made to pension plans and postretirement health and life insurance benefits of approximately $1,489 and $100, respectively. Additional contributions to pension plans and postretirement health and life insurance benefits of approximately $5,240 and $417, respectively, are expected during the remainder of fiscal 2019.

14. INVENTORIES

The following summarizes the Company’s costs in inventory:

	June 30, 2018	June 30, 2017	March 31, 2018
Processed tobacco	$563,539	$596,126	$468,208
Unprocessed tobacco	330,227	272,303	204,149
Other	23,162	26,020	25,730
Total inventory	$916,928	$894,449	$698,087

15. OTHER COMPREHENSIVE LOSS

The movements in accumulated other comprehensive loss and the related tax impact that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive loss. The following summarizes the components reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Pension and postretirement plans*:
Actuarial loss	$533	$626
Amortization of prior service cost	(167)	(167)
Amounts reclassified from accumulated other comprehensive loss to net income	$366	$459
* Amounts are included in net periodic benefit costs for pension and postretirement plans. See "Note 13. Pension and Postretirement Benefits" for more information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. During the three months ended June 30, 2018, the investment limit of this program was decreased from $155,000 trade receivables to $125,000 trade receivables. Under the second facility, the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of June 30, 2018, the investment limit under the second facility was $125,000 trade receivables.
Under the facilities, the Company receives a cash payment and a deferred purchase price receivable in exchange for receivables sold. Following the sale and transfer of the receivables to the unaffiliated financial institutions, the receivables are isolated from the Company and control of the receivables is passed to the unaffiliated financial institutions. The unaffiliated financial institutions have all rights to the receivables, including the right to pledge or sell the receivables.
Under the facilities, all of the receivables sold are removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company are included in net cash used by investing activities in the condensed consolidated statements of cash flows. The deferred purchase price receivable is paid to the Company as payments on the receivables are collected from account debtors. The deferred purchase price receivables represent continuing involvement and a beneficial interest in the transferred financial assets. This beneficial interest is recognized at fair value and is included in trade and other receivables, net in the condensed consolidated balance sheets. See "Note 17. Fair Value Measurements" for more information.
The Company is the servicer of both facilities and may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $8,559, $3,887, and $10,858 as of June 30, 2018 and 2017, and March 31, 2018, respectively.
The difference between the carrying amount of the receivables sold under these facilities, the sum of the cash, and the fair value of the other assets received at the time of transfer is recognized as a loss on the sale of the related receivables and recorded in other income, net in the condensed consolidated statements of operations.
The following summarizes the accounts receivable securitization information:

	June 30,		March 31,
	2018	2017	2018
Receivables outstanding in facility	$79,179	$44,490	$228,621
Beneficial interest	17,736	13,199	48,715
Servicing liability	8	7	81

Cash proceeds for the three months ended:
Cash purchase price	$101,080	$65,233	$694,517
Deferred purchase price	76,240	75,543	263,670
Service fees	180	136	473
Total	$177,500	$140,912	$958,660

17. FAIR VALUE MEASUREMENTS

The following summarizes the items measured at fair value on a recurring basis:

	June 30, 2018			June 30, 2017			March 31, 2018
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$6	$—	$6	$275	$—	$275	$—	$—	$—
Securitized beneficial interests	—	17,736	17,736	—	13,199	13,199	—	48,715	48,715
Total assets	$6	$17,736	$17,742	$275	$13,199	$13,474	$—	$48,715	$48,715
Liabilities
Long-term debt	$863,620	$711	$864,331	$855,066	$—	$855,066	$911,264	$895	$912,159
Guarantees	—	3,544	3,544	—	6,388	6,388	—	5,864	5,864
Total liabilities	$863,620	$4,255	$867,875	$855,066	$6,388	$861,454	$911,264	$6,759	$918,023

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

Level 3 measurements

•
Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates of 15.0% to 35.0% and the Company’s historical loss rates of 2.6% to 10.0% as of June 30, 2018.

•
Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 82 to 87 days and discount rates of 3.5% to 4.5% as of June 30, 2018.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$48,715	$5,864	$38,206	$7,126
Issuances of guarantees/sales of receivables	48,685	244	58,557	638
Settlements	(79,551)	(2,701)	(83,668)	(1,376)
(Losses) gains recognized in earnings	(113)	137	104	—
Ending balance	$17,736	$3,544	$13,199	$6,388
Unrealized losses for securitized beneficial interests as of June 30, 2018 and 2017, and March 31, 2018 were $801, $340, and $2,531, respectively. Gains and losses included in earnings are reported in other income, net in the condensed consolidated statement of operations.

18. RELATED PARTY TRANSACTIONS

The Company's operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring or processing inventory. The following summarizes sales and purchases with related parties:

	Three Months Ended June 30,
	2018	2017
Sales	$6,890	$15,242
Purchases	26,267	9,938

The Company’s accounts payable, related parties and accounts receivable, related parties balances are disclosed in the condensed consolidated balance sheets and are primarily with its equity method investments located in Asia, Europe, North America, and South America, which purchase and process tobacco or produce consumable e-liquids.

19. INVESTEE COMPANIES

The following summarizes the Company's equity method investments as of June 30, 2018:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	8,259
Criticality LLC	U.S.	extraction of cannabidiol	40%	—
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	2,274
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

Basis differences are amortized over the respective estimated lives of the related assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by the amortization expense of basis differences.

20. ACQUISITION OF HUMBLE JUICE CO., LLC

On April 2, 2018, the Company acquired 51% of the equity in Humble Juice Co., LLC ("Humble"). Humble sells e-liquid products and related merchandise. The Company acquired its interest in Humble in exchange for consideration consisting of approximately $9,000 cash and $446 contingent consideration, subject to certain post-closing adjustments. The consolidation of Humble has been treated as a business combination. The assets and liabilities were recorded at their fair value. The fair value of the non-controlling interest was $5,086.
For the three months ended June 30, 2018, the Company incurred $12 of acquisition-related expenses, primarily consisting of consulting fees, which were accounted for separately from the business combination and expensed as incurred within selling, general, and administrative expenses in the condensed consolidated statements of operations.
Following the acquisition, the Company recorded certain post-closing purchase price adjustments. The acquisition allowed the Company to expand its e-liquid product portfolio.

20. ACQUISITION OF HUMBLE JUICE CO., LLC (continued)

The following summarizes the fair values of the assets acquired and liabilities assumed as of April 2, 2018:

Cash and cash equivalents	$308
Other receivables	56
Inventories	1,048
Other current assets	6
Property, plant, and equipment	8
Goodwill	7,174
Other intangible assets	5,950
Total assets acquired	14,550
Accounts payable	18
Total liabilities	18
Fair value of equity interest	$14,532

Revenue, operating loss, and net loss of Humble in the condensed consolidated statements of operations from and including April 2, 2018 to June 30, 2018 were $2,487, $(501), and $(256), respectively. As a result, the impact to basic and diluted earnings per share was $(0.03) and $(0.03), respectively.
Unaudited pro forma information summarizes the results of Humble for the three months ended June 30, 2017 as if the companies were combined as of April 1, 2017. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the reconsolidation taken place at the beginning of each period or results of future periods. The following information has been adjusted for intercompany eliminations as required for consolidation accounting: unaudited pro forma revenue, operating loss, and net loss for the three months ended June 30, 2017 were $1,764, $526, and $266, respectively. Unaudited pro forma basic and diluted earnings per share were $0.03 and $0.03, respectively.

21. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to focus on efficiency and cost improvements. During the three months ended June 30, 2018, the Company responded to changes in the business, including the decision to close one of its foreign processing facilities and process tobacco in the affected area under a third-party processing arrangement going forward. The following summarizes restructuring and impairment charges:

	Three Months Ended June 30,
	2018	2017
Employee separation charges	1,198	—
Asset impairment and other non-cash charges	343	—
Restructuring and asset impairment charges	$1,541	$—

The following summarizes the liability for employee separation charges recorded in the North America and Other Regions segments:

	Three Months Ended June 30,
	2018		2017
	North America	Other Regions	North America	Other Regions
Beginning balance	$—	$107	$60	$129
Accruals	247	951	—	—
Payments	—	—	(60)	—
Ending balance, June 30	$247	$1,058	$—	$129

For the three months ended June 30, 2018 the non-cash charges of $343 were for the Other Regions segment.

22. SUBSEQUENT EVENTS

Debt Repurchase
In July 2018, the Company purchased $7,000 of its Second Lien Notes on the open market. All purchased securities were canceled leaving $645,078 of the Second Lien Notes outstanding. Associated costs paid were $18 and related discounts were $526 resulting in net cash repayment of $6,474.

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW:

The following executive overview for the three months ended June 30, 2018 is intended to provide highlights of the discussion and analysis that follows.

Financial Results

This fiscal year is off to a strong start and progressing in line with our expectations. Our solid financial performance in the first quarter was built on the success of operating improvements that began in fiscal 2018. We saw improvements in total sales and other operating revenues, gross profit, and gross profit as a percentage of sales compared to the same period last year. Balance sheet management is a priority for fiscal 2019 and strong operating plans have been put in place to support our objectives, which include measured inventory reductions and associated decreases in debt. We continue to optimize our global footprint and have taken steps to capitalize on opportunities in regional markets, further positioning our leaf business to meet the evolving needs of tobacco product manufacturers.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. During the three months ended June 30, 2018, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $10.9 million of our 9.875% senior secured second lien notes and an additional $7 million in July 2018, leaving $645.1 million outstanding after the purchases in July. Our liquidity at quarter end was strong with available credit lines and cash of $530.9 million including available lines for letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

We are building positive momentum in our leaf business and making continued progress on our ‘One Tomorrow’ transformation initiative announced earlier this year. The impact of further uniting our employees behind a shared purpose to "transform people’s lives so that together we can grow a better world" continues to produce enhanced results for our farmers, customers, employees, and shareholders.
We are taking measured steps to strengthen our preferred supplier role with customers, further developing our position as a key supplier. We are also working with customers to address uncertainties arising from recently announced tariffs on tobacco. If these tariffs were to become permanent, they could impact our results of operations to the extent we are unable to successfully shift tobacco sourcing and services for affected customers to non-impacted jurisdictions.
The investments we have made in agronomy services and our traceability technology remain an integral component of all aspects of our business. As our contracted farmer base continues to increase the yields of their non-tobacco crops, we are actively working to build the value-added processes that will support the diversification of their incomes. By keeping the farmer at the center of everything we do, we are able to confidently provide customers across all of our business lines with sustainable and traceable agricultural products, ingredients, and services. We are continuing to make measured investments in industrial hemp, e-liquids, and legal Canadian cannabis business lines as we build out capabilities to position them for further success in evolving regulatory and consumer environments.
One of the key tenants of our 'One Tomorrow' strategy is to rebrand as the trusted provider of responsibly produced, independently verified, sustainable and traceable agricultural products, ingredients, and services. We took an exciting step forward in this direction last month when we announced our plans to seek shareholder approval to change our company’s name from Alliance One International, Inc., to Pyxus International, Inc. Inspired by the Greek word for compass, the new name, Pyxus, expresses our commitment to exploring new directions for the benefit of our people, our products, and our planet as well as our diverse global operations and intention to continue broadening our business portfolio over the next three to four years. Our employees around the world have been contributing new ideas to our transformation, and we are building a strong innovation pipeline that will allow us to continue to grow and expand upon existing and future initiatives as well as strengthen operational efficiencies across our entire business. The details we have shared thus far are only the starting point for the transformation of our business, and we are excited to share more information as we develop and maximize opportunities to drive enhanced shareholder value.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)			Change
(percentage change is calculated based on thousands)	2018		$		%	2017
Kilos sold	69.5		8.3		13.6	61.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$273.4		$20.4		8.1	$253.0
Average price per kilo	3.93		(0.20)		(4.8)	4.13
Processing and other revenues	17.6		(6.4)		(26.7)	24.0
Total sales and other operating revenues	291.0		14.0		5.1	277.0
Tobacco cost of goods sold:
Tobacco costs	227.7		12.6		5.9	215.1
Transportation, storage, and other period costs	12.8		0.1		0.8	12.7
Derivative financial instrument and exchange (gains) losses	(3.7)		(8.6)		(175.5)	4.9
Total tobacco cost of goods sold	236.8		4.1		1.8	232.7
Average cost per kilo	3.41		(0.39)		(10.3)	3.80
Processing and other revenues cost of services sold	12.8		(2.9)		(18.5)	15.7
Total cost of goods and services sold	249.6		1.2		0.5	248.4
Gross profit	41.4		12.8		44.8	28.6
Selling, general, and administrative expenses	38.1		4.6		13.7	33.5
Other income, net	2.9		(1.4)		(32.6)	4.3
Restructuring and asset impairment charges	1.5		1.5		100.0	—
Operating income (loss)	4.7		5.3		883.3	(0.6)
Debt retirement expense (income)	(0.1)		2.9		96.7	(3.0)
Interest expense	32.9		(1.5)		(4.4)	34.4
Interest income	0.9		(0.1)		(10.0)	1.0
Income tax (benefit) expense	(25.3)		(25.9)		(4,316.7)	0.6
Equity in net income (loss) of investee companies	0.6		1.5		166.7	(0.9)
Loss attributable to noncontrolling interests	(0.7)		(0.6)		(600.0)	(0.1)
Loss attributable to Alliance One International, Inc.	$(0.8)	*	$31.7	*	97.5	$(32.5)	*

* Amounts do not equal column totals due to rounding

Summary. Total sales and other operating revenues improved 5.1% to $291.0 million primarily due to a 13.6% increase in volumes with crops, primarily in South America, returning to normal crop sizes. Partially offsetting the higher revenues related to volumes were lower average sales prices as a result of a 7.7% increase in byproducts as a percentage of total sales compared to last year. The U.S. dollar strengthened against most foreign currencies this year compared to last year, primarily in certain European currencies.
The change in product mix and currency movement offset the impact of increased volumes resulting in total costs of goods and services sold remaining relatively consistent with the prior year. The benefit to gross profit was a 44.8% increase to $41.4 million and gross profit as a percentage of sales improved from 10.3% to 14.2%. Excluding the impact of currency movement, gross profit and gross margin as a percentage of sales improved over the prior year. Selling, general and administrative expense ("SG&A") increased 13.7% primarily from the inclusion of our new business ventures in the current year and increased costs associated with developing and supporting those new business ventures. Restructuring costs are primarily related to employee costs in connection with the closure of a foreign processing facility as we continue to evaluate our global footprint. With the improved gross profit partially offset by higher SG&A, operating income increased $5.3 million from the prior year.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

During the three months ended June 30, 2018, we purchased $10.9 million of our existing 9.875% senior secured second lien notes due 2021 at a discount resulting in debt retirement income of $0.1 million compared to $28.6 million of our existing 9.875% senior secured second lien notes due 2021 purchased during the three months ended June 30, 2017 at a discount resulting in debt retirement income of $3.0 million. Our interest costs decreased from the prior year primarily due to lower average borrowings on our seasonal lines of credit. Our effective tax rate was 92.7% this year compared to (2.1)% last year. A primary factor affecting the change in effective tax rates is the impact of tax reform in December of the prior year on current year forecasted income and discrete items compared to the prior year. Other factors that ordinarily impact the change in the effective tax rates between years include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the quarters, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2018	$	%	2017
Kilos sold	11.0	0.2	1.9	10.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$46.5	$(15.4)	(24.9)	$61.9
Average price per kilo	4.23	(1.50)	(26.2)	5.73
Processing and other revenues	3.6	0.2	5.9	3.4
Total sales and other operating revenues	50.1	(15.2)	(23.3)	65.3
Tobacco cost of goods sold:
Tobacco costs	38.2	(14.7)	(27.8)	52.9
Transportation, storage, and other period costs	2.8	0.3	12.0	2.5
Derivative financial instrument and exchange losses	(0.1)	(0.3)	(150.0)	0.2
Total tobacco cost of goods sold	40.9	(14.7)	(26.4)	55.6
Average cost per kilo	3.72	(1.43)	(27.8)	5.15
Processing and other revenues cost of services sold	2.1	0.1	5.0	2.0
Total cost of goods and services sold	43.0	(14.6)	(25.3)	57.6
Gross profit	7.1	(0.6)	(7.8)	7.7
Selling, general, and administrative expenses	5.8	(3.3)	(36.3)	9.1
Other expense	(0.7)	(0.5)	(250.0)	(0.2)
Restructuring and asset impairment charges	0.1	0.1	100.0	—
Operating income	$0.5	$2.1	131.3	$(1.6)

Total sales and other operating revenues decreased 23.3% to $50.1 million primarily due to a 26.2% decrease in average sales prices related to a significantly higher percentage of byproducts compared to the prior year that mainly included carryover sales of lamina. Volumes were relatively consistent with the prior year. Average tobacco costs per kilo also decreased 27.8% from the related change in product mix. Lamina sales during the current year were primarily from the prior U.S. crop which benefited from lower conversion costs per kilo with the return of that crop to a normal crop size compared to the lamina sales in the prior year. As a result, gross profit as a percentage of sales improved from 11.8% last year to 14.2% this year although gross profit of $7.1 million was slightly lower than the previous year. SG&A decreased 36.3% primarily due to lower allocations of general corporate services and was the main driver in operating income improving by $2.1 million.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Other Regions Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)		Change
(percentage change is calculated based on thousands)	2018	$	%	2017
Kilos sold	58.5	8.1	16.1	50.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$226.9	$35.8	18.7	$191.1
Average price per kilo	3.88	0.09	2.4	3.79
Processing and other revenues	14.0	(6.6)	(32.0)	20.6
Total sales and other operating revenues	240.9	29.2	13.8	211.7
Tobacco cost of goods sold:
Tobacco costs	189.5	27.3	16.8	162.2
Transportation, storage, and other period costs	10.0	(0.2)	(2.0)	10.2
Derivative financial instrument and exchange losses	(3.6)	(8.3)	(176.6)	4.7
Total tobacco cost of goods sold	195.9	18.8	10.6	177.1
Average cost per kilo	3.35	(0.16)	(4.6)	3.51
Processing and other revenues cost of services sold	10.7	(3.0)	(21.9)	13.7
Total cost of goods and services sold	206.6	15.8	8.3	190.8
Gross profit	34.3	13.4	64.1	20.9
Selling, general, and administrative expenses	32.3	7.9	32.4	24.4
Other income	3.6	(0.9)	(20.0)	4.5
Restructuring and asset impairment charges	1.4	1.4	100.0	—
Operating income	$4.2	$3.2	320.0	$1.0

Total sales and other operating revenues increased 13.8% primarily from a 16.1% increase in volumes and a 2.4% increase in average sales prices mainly attributable to a higher percentage of lamina sales in the current year with crops, primarily in South America, returning to normal crop sizes. Partially offsetting the improvements in South America were lower volumes in Asia due to reduced customer demand and lower average sales prices in Africa as a result of customer and product mix. The U.S. dollar strengthened against most foreign currencies this year compared to last year, primarily in certain European currencies. As a result, while total costs of goods and services sold increased 8.3% primarily from the increase in volumes, average tobacco costs per kilo decreased 4.6%. As a result, gross profit improved 64.1% to $34.3 million and gross profit as a percentage of sales improved from 9.9% to 14.2%. Excluding the impact of currency movement, gross profit and gross margin as a percentage of sales improved over the prior year. Increases in SG&A were primarily associated with the impact of including our new business ventures in the current year and increased costs associated with developing and supporting those new business ventures. Restructuring costs are primarily related to employee costs in connection with the closure of a foreign processing facility as we continue to evaluate our global footprint. As a result of gross profit improvements, operating income improved 320.0% from the prior year.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on hand and outstanding indebtedness may vary significantly compared to fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey, and Zambia. In addition, from time to time, we may elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines and senior secured credit agreement or indentures, as permitted therein.
As of June 30, 2018, we are approaching the seasonally-adjusted peak for our South American crop lines as we are completing purchasing and processing in these markets, with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2017 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally-elevated working capital needs. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will actively monitor and hedge foreign currency costs, as needed on a currency-by-currency basis.

Working Capital

Our working capital decreased from $711.5 million at March 31, 2018 to $669.3 million at June 30, 2018. Our current ratio was 1.8 to 1 at June 30, 2018 and 2.1 to 1 at March 31, 2018. The decrease in working capital is primarily related to the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops partially offset by lower cash balances and accounts receivable due to the timing of collections.
The following is a summary of items from the condensed consolidated balance sheets and condensed statements of consolidated cash flows:

	June 30,		March 31,
(in millions except for current ratio)	2018	2017	2018
Cash and cash equivalents	$202.1	$264.4	$264.7
Trade and other receivables, net	210.8	212.7	304.4
Inventories and advances to tobacco suppliers	984.9	964.5	728.6
Total current assets	1,485.6	1,510.3	1,349.6
Notes payable to banks	580.2	535.3	427.3
Accounts payable	83.1	80.3	76.5
Advances from customers	16.6	26.2	24.1
Total current liabilities	816.3	769.3	638.1
Current ratio	1.8 to 1	2.0 to 1	2.1 to 1
Working capital	669.3	741.0	711.5
Long-term debt	910.6	916.3	920.1
Stockholders’ equity attributable to Alliance One International, Inc.	265.1	174.9	271.9
Net cash provided (used) by:
Operating activities	(273.1)	(301.8)
Investing activities	59.4	71.0
Financing activities	148.4	22.0

Approximately $90.2 million of our outstanding cash balance at June 30, 2018 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating Cash Flows
Net cash used by operating activities decreased $28.7 million in the three months ended June 30, 2018 compared to the 2017 period. The decrease in cash used was primarily due higher collections of accounts receivable due to the timing of shipments and increased volumes sold as well as less cash used for payables and accrued expenses due to the timing of tobacco purchases.

Investing Cash Flows
Net cash provided by investing activities decreased $11.6 million in the three months ended June 30, 2018 compared to the 2017 period. The decrease in cash provided was primarily due to payments to acquire certain majority-owned investments during the current year. See "Note 20. Acquisition" for further information.

Financing Cash Flows
Net cash provided by financing activities increased $126.4 million in the three months ended June 30, 2018 compared to the 2017 period. This increase is primarily due to higher net proceeds from short-term borrowings due to the timing of shipments when compared with the prior year and increases in purchasing requirements for the current African and South American crops.

Debt Financing

We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances, and cash from operations when available. At June 30, 2018, we had cash of $202.1 million and total debt outstanding of $1,491.0 million comprised of $580.2 million of short-term notes payable to banks, $269.4 million of 8.5% senior secured first lien notes, $640.7 million of 9.875% senior secured second lien notes, and $0.7 million of other long-term debt. The $152.9 million seasonal increase in notes payable to banks from March 31, 2018 to June 30, 2018 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended June 30, 2018 and 2017, were $635.7 million at a weighted average interest rate of 6.2% and $658.4 million at a weighted average interest rate of 6.2%, respectively. Aggregated peak borrowings by facility occurring at any time during the three months ended June 30, 2018 and 2017 were repaid with cash provided by operating activities. Available credit as of June 30, 2018 was $328.8 million comprised of $60.0 million under our ABL facility, $262.4 million of notes payable to banks, and $6.4 million of availability for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At June 30, 2018, our unrestricted cash and cash equivalents exceeded $180.0 million. In fiscal 2019, we expect to incur capital expenditures of approximately $31.3 million for routine replacement of equipment, as well as investments intended to add value to our customers or increase efficiency.
No cash dividends were paid to shareholders during the three months ended June 30, 2018 and the payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and the 9.875% senior secured second lien notes due 2021. We believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of June 30, 2018:

			June 30, 2018
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
(in millions)	2018	2018	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	268.9	269.4	—	8.5%
9.875% senior secured second lien notes due 2021	650.5	640.7	—	9.9%
Other long-term debt	0.9	0.7	—	6.0%	(2)
Notes payable to banks (3)	427.3	580.2	262.4	6.1%	(2)
Total debt	$1,347.6	$1,491.0	$322.4
Short-term	$427.3	$580.2
Long-term:
Current portion of long-term debt	$0.2	$0.2
Long-term debt	920.1	910.6
	$920.3	$910.8
Letters of credit	$4.8	$3.2	6.4
Total credit available			$328.8

(1)  As of June 30, 2018, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million. At June 30, 2018, the Company’s unrestricted cash and cash equivalents exceeded $180.0 million.

(2) Weighted average rate for the three months ended June 30, 2018.
(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2018, we had $580.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $852.2 million subject to limitations as provided for in the agreement governing our ABL credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

See "Note 1. Basis of Presentation and Significant Accounting Policies" for more information.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 in Part II, Item 1A of this report and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2018. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2018.

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
There were no changes that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

See "Note 10. Contingencies and Other Information” for the information required by Regulation S-K Item 103 of the the Exchange Act. In addition, the Company received a subpoena from the SEC, dated November 28, 2016, for documents relating to the restatement of its financial statements for the years ended March 31, 2013, 2014 and 2015 and the three months ended June 30, 2015, which restatements were filed with the SEC on May 25, 2016. The Company is cooperating fully with the SEC and providing the requested materials.
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

Item 1A.    Risk Factors

As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Investors should carefully consider these factors, which could materially affect our business, financial condition, or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None.

Item 6. Exhibits.
3.01	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on June 26, 2018 (SEC File No. 001-13684)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Todd B. Compton
Date: August 1, 2018	Todd B. Compton Vice President - Controller (Principal Accounting Officer)