Form 10-Q
period 2018-09-30
PYXUS INTERNATIONAL, INC.
filed 2018-11-08
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.
Pyxus International, Inc.
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

Alliance One International, Inc.
(Former name, if changed since last report)

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company' in Rule 12b-2 of the Exchange Act. (Check one):

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
 Yes [ ] No [X]

As of October 31, 2018, the registrant had 9,069,034 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Sales and other operating revenues	$394,876	$447,339	$685,864	$724,332
Cost of goods and services sold	345,672	378,008	595,266	626,366
Gross profit	49,204	69,331	90,598	97,966
Selling, general, and administrative expenses	38,995	34,463	77,079	67,965
Other income, net	2,561	4,587	5,482	8,889
Restructuring and asset impairment charges	182	—	1,723	—
Operating income	12,588	39,455	17,278	38,890
Debt retirement expense (benefit)	(388)	—	(473)	(2,975)
Interest expense (includes debt amortization of $2,366 and $2,668 for the three months and $4,695 and $4,892 for the six months in 2018 and 2017, respectively)	35,324	33,099	68,235	67,540
Interest income	738	727	1,625	1,694
(Loss) income before income taxes and other items	(21,610)	7,083	(48,859)	(23,981)
Income tax expense	34,816	6,403	9,546	7,049
Equity in net income (loss) of investee companies	1,584	276	2,151	(649)
Net (loss) income	(54,842)	956	(56,254)	(31,679)
Net loss attributable to noncontrolling interests	(208)	(68)	(862)	(159)
Net (loss) income attributable to Pyxus International, Inc.	$(54,634)	$1,024	$(55,392)	$(31,520)

(Loss) earnings per share:
Basic	$(6.04)	$0.11	$(6.13)	$(3.51)
Diluted	$(6.04)	$0.11	$(6.13)	$(3.51)

Weighted average number of shares outstanding:
Basic	9,051	8,982	9,038	8,973
Diluted	9,051	9,010	9,038	8,973

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three and Six Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net (loss) income	$(54,842)	$956	$(56,254)	$(31,679)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(6)	2,349	(5,318)	6,091
Defined benefit pension amounts reclassified to income	202	459	568	918
Change in pension liability for settlements	771	—	771	—
Change in the fair value of derivatives designated as cash flow hedges	6	—	—	(562)
Amounts reclassified to income for derivatives	774	71	(716)	71
Total other comprehensive income (loss), net of tax	1,747	2,879	(4,695)	6,518
Total comprehensive (loss) income	(53,095)	3,835	(60,949)	(25,161)
Comprehensive income (loss) attributable to noncontrolling interests	43	(68)	(786)	(159)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(53,138)	$3,903	$(60,163)	$(25,002)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2018	September 30, 2017	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents				$116,970	$188,936	$264,660
Restricted cash				2,297	2,272	2,984
Trade receivables, net				210,934	215,113	285,554
Other receivables				18,313	15,654	18,845
Accounts receivable, related parties				3,587	5,325	8,188
Inventories				954,692	928,931	698,087
Advances to tobacco suppliers				65,241	65,639	30,482
Recoverable income taxes				10,628	6,102	5,994
Prepaid expenses				21,021	24,439	17,181
Other current assets				17,715	16,240	17,628
Total current assets				1,421,398	1,468,651	1,349,603
Restricted cash				389	389	389
Investments in unconsolidated affiliates				62,838	52,606	68,151
Goodwill				34,698	16,463	27,546
Other intangible assets				73,330	43,388	70,724
Deferred income taxes, net				114,696	42,113	130,520
Long-term recoverable income taxes				898	—	1,795
Other deferred charges				3,094	4,364	3,388
Other noncurrent assets				52,392	54,723	60,234
Property, plant, and equipment, net				259,318	252,506	254,281
Total assets				$2,023,051	$1,935,203	$1,966,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$613,859	$549,045	$427,277
Accounts payable				48,095	56,352	76,506
Accounts payable, related parties				22,611	21,117	14,835
Advances from customers				11,045	15,079	24,128
Accrued expenses and other current liabilities				84,682	83,513	88,380
Income taxes payable				4,012	—	6,767
Current portion of long-term debt				165	142	164
Total current liabilities				784,469	725,248	638,057
Long-term taxes payable				9,155	—	10,027
Long-term debt				905,096	917,491	920,143
Deferred income taxes				15,692	21,549	28,937
Liability for unrecognized tax benefits				9,606	10,603	11,191
Pension, postretirement, and other long-term liabilities				70,878	78,220	75,448
Total liabilities				1,794,896	1,753,111	1,683,803
Commitments and contingencies
Stockholders’ equity	September 30, 2018	September 30, 2017	March 31, 2018
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,849	9,781	9,808	474,221	472,892	473,476
Retained deficit				(211,741)	(240,304)	(156,348)
Accumulated other comprehensive loss				(50,032)	(53,529)	(45,262)
Total stockholders’ equity of Pyxus International, Inc.				212,448	179,059	271,866
Noncontrolling interests				15,707	3,033	10,962
Total stockholders’ equity				228,155	182,092	282,828
Total liabilities and stockholders’ equity				$2,023,051	$1,935,203	$1,966,631
See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
Three and Six Months Ended September 30, 2018 and 2017
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss	—	(32,543)	—	—	—	(90)	(32,633)
Stock-based compensation	291	—	—	—	—	—	291
Other comprehensive income (loss), net of tax	—	—	3,742	459	(562)	—	3,639
Balance, June 30, 2017	472,640	(241,327)	(18,551)	(36,195)	(1,662)	3,102	178,007
Net income (loss)	—	1,024	—	—	—	(68)	956
Restricted stock surrender	(2)	—	—	—	—	—	(2)
Stock-based compensation	253	—	—	—	—	—	253
Other comprehensive income, net of tax	—	—	2,349	459	71	—	2,879
Balance, September 30, 2017*	$472,892	$(240,304)	$(16,202)	$(35,736)	$(1,591)	$3,033	$182,092

Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018	$474,221	$(211,741)	$(18,075)	$(31,241)	$(716)	$15,707	$228,155

*Amounts may not equal column totals due to rounding

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2018 and 2017 (Unaudited)

(in thousands)	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net loss	$(56,254)	$(31,679)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18,393	16,671
Debt amortization/interest	5,832	6,235
Debt retirement benefit	(473)	(2,975)
(Gain) loss on foreign currency transactions	(5,129)	4,678
Restructuring and asset impairment charges	1,723	—
Gain on sale of property, plant, and equipment	(1,627)	—
Equity in net loss of unconsolidated affiliates, net of dividends	699	2,745
Stock-based compensation	753	598
Changes in operating assets and liabilities, net	(386,320)	(407,403)
Other, net	3,086	919
Net cash used by operating activities	(419,317)	(410,211)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(21,508)	(13,318)
Proceeds from sale of property, plant, and equipment	873	1,660
Collections on beneficial interests on securitized trade receivables	114,212	118,118
Dividend received in excess of cumulative earnings	2,846	—
Payments to acquire controlling interests, net of cash acquired	(8,692)	—
Payments to acquire equity method investment	—	(3,000)
Other, net	(546)	153
Net cash provided by investing activities	87,185	103,613

FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	203,100	62,287
Repayment of long-term borrowings	(17,195)	(34,961)
Debt issuance cost	(4,945)	(4,910)
Other, net	(45)	(72)
Net cash provided by financing activities	180,915	22,344

Effect of exchange rate changes on cash	2,840	432

Decrease in cash, cash equivalents, and restricted cash	(148,377)	(283,822)
Cash and cash equivalents at beginning of period	264,660	473,110
Restricted cash at beginning of period	3,373	2,309
Cash, cash equivalents, and restricted cash at end of period	$119,656	$191,597

Other information:
Cash paid for income taxes	$15,906	$10,040
Cash paid for interest	62,790	63,000
Cash received from interest	(1,200)	(1,690)
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	90,896	110,763

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company changed its name from Alliance One International, Inc. to Pyxus International, Inc. on September 12, 2018. Due to the seasonal nature of the Company’s business, the results of operations for any fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year. In the opinion of management, all normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. All intercompany accounts and transactions have been eliminated.
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

Taxes Collected from Customers

Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold and were $5,958 and $7,244 for the three months ended September 30, 2018 and 2017, respectively, and $9,834 and $11,098 for the six months ended September 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

As of September 30, 2018, the Company held $340 in the Zimbabwe Real Time Gross Settlement (“RTGS”) system. RTGS is a local currency equivalent that is exchanged 1:1 with the U.S. Dollar ("USD"). In order to convert RTGS units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

Restricted Cash

As of September 30, 2018 and 2017, and March 31, 2018, $1,256, $2,010 and $1,261 of cash was held on deposit as a compensating balance for short-term borrowings, respectively. As of September 30, 2018 and 2017, and March 31, 2018, $850, zero, and $1,487 of cash was restricted for capital investment, respectively.

Property, Plant, and Equipment

Total property and equipment purchases for the six months ended September 30, 2018 and 2017, respectively, included $1,637 and $245 that were unpaid and included in accounts payable. Additionally, sales from property and equipment for the six months ended September 30, 2018 and 2017 included $1,430 and $82 that were uncollected and included in receivables, respectively.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue Recognition (Topic 606), Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this guidance on April 1, 2018 for all contracts using the modified retrospective approach. There was no impact on the condensed consolidated financial statements. The adoption of this guidance resulted in additional disclosures. See "Note 2. Revenue Recognition" for more information.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes as of September 30, 2017 to the condensed consolidated statement cash flows: cash collections from beneficial interests of $118,118 was reclassified from operating activities to investing activities and $110,763 obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a non-cash disclosure.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes: a reclassification of $2,661 and $3,373 from other current and other long-term assets in total to separately stated line items for restricted cash in the condensed consolidated balance sheets as of September 30, 2017 and March 31, 2018, respectively; the change in restricted cash of $352 presented in investing activities in the consolidated statements of cash flows is eliminated as of September 30, 2017; and the inclusion of $2,661 of restricted cash in the calculation of cash, cash equivalents, and restricted cash at the end of the period in the condensed consolidated statements of cash flows as of September 30, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in a reclassification of $343 and $684 from selling, general, and administrative expenses to interest expense in the condensed consolidated statement of operations for the three months and six months ended September 30, 2017, respectively. See "Note 13. Pension and Other Postretirement Benefits" for more information.
In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 was issued to better align risk and management activities to financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company early adopted this guidance on April 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The Company adopted this guidance prospectively on September 30, 2018. The adoption of this guidance resulted in the addition of the weighted average of the significant observable inputs used to develop Level 3 fair value measurements in its disclosures. See "Note 17. Fair Value Measurements" for more information.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has been amended through various updates. ASU 2016-02 requires lessees to recognize right-of-use assets and liabilities arising from leases on the balance sheet. In addition, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance will be adopted using a modified retrospective approach and is effective for the Company on April 1, 2019. The Company has formed a project team to evaluate and implement this guidance. The Company has elected to adopt an accounting policy for all asset classes to include both the lease and non-lease components as a single component and account for it as a lease. The Company has elected to utilize the transition practical expedients, as prescribed in ASC 842-10-65-1(f). The adoption of this guidance is expected to materially increase assets and liabilities on the consolidated balance sheets. The Company does not expect the adoption of this guidance to have a material impact on its existing debt covenants.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance will be adopted using a modified retrospective approach and is effective for the Company on April 1, 2020. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for the Company on April 1, 2019. Early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance removes disclosures, clarifies specific disclosure requirements, and adds disclosure requirements. This guidance will be adopted using a retrospective approach and is effective for the Company on March 31, 2020. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION

The Company derives revenue from contracts with customers, primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The Company does not disclose information related to its unsatisfied performance obligations with an expected duration of one year or less. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service to the customer occurs. For products, control is transferred and revenue is recognized at a point in time, in accordance with the shipping terms of the contract. For services, control is transferred and revenue is recognized over time using the input method based on a kilogram of packed tobacco. The Company applied a practical expedient to account for shipping and handling costs as costs to fulfill its performance obligations, irrespective of when control transfers. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the only material and distinct performance obligation for each of the Company’s revenue streams; therefore, consideration is attributed to the performance of this obligation. Revenue is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services. Contract costs primarily include labor, material, shipping and handling, and overhead expenses. Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold.
The following disaggregates sales and other operating revenues by major source:

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
North America:
Product revenue	$45,988	$92,445
Processing and other revenues	7,875	11,470
Total sales and other operating revenues	53,863	103,915

Other Regions:
Product revenue	323,490	550,396
Processing and other revenues	17,523	31,553
Total sales and other operating revenues	341,013	581,949

Total sales and other operating revenues	$394,876	$685,864

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process green tobacco owned and provided by the customer. During processing, ownership remains with the customer and the Company is engaged to perform processing services.

2. REVENUE RECOGNITION (continued)

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company records product and supply contract intangible assets for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and if such costs are material. The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. Total capitalized costs to obtain a contract were immaterial during the periods presented. Capitalized costs to obtain a contract as of September 30, 2018 were $5,674 and classified as other intangible assets. See "Note 5. Goodwill and Intangibles” for more information.

Significant Judgments

The Company has identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer-controlled tobacco until the customer requests shipment and claims resulting from tobacco that do not meet customer specifications. Warehousing fees are built into the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. The following summarizes activity in the claims allowance:

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Balance, beginning of period	$1,100	$1,100
Additions	769	1,732
Payments	(509)	(1,472)
Balance, end of period	$1,360	$1,360
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
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables, net balance. The Company determines the allowance based on historical experience, and other currently available information. The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Balance, beginning of period	$(7,257)	$(7,055)
Additions	(69)	(362)
Writes-offs	2	93
Balance, end of period	(7,324)	(7,324)
Trade receivables	218,258	218,258
Trade receivables, net	$210,934	$210,934

3. INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of September 30, 2018, the Company’s unrecognized tax benefits totaled $7,991, $7,754 of which would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2018, accrued interest and penalties totaled $962 and $890, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.
During the six months ended September 30, 2018, the Company reached an income tax settlement with the Kenyan Revenue Authority for $1,166. An uncertain tax position had previously been recorded of $2,692, which resulted in a favorable adjustment to tax expense of $1,526. The Company entered into negotiations with the Zimbabwe Revenue Authority during its amnesty program to settle asserted issues. The Company has thus far paid $2,988 and has accrued another $964 in anticipation of the settlement. These amounts have not previously been accrued as an uncertain tax position.
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
The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2018, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2015; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Enactment of Tax Cuts and Jobs Act (“Tax Act”)

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740-Income Taxes (“ASC 740”).
During the year-ended March 31, 2018, the Company recorded certain provisional impacts of the Tax Act. As noted in prior filings of the Company, the provisional tax effects may differ during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies.
The Company will complete its analysis within its fiscal year 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. No such adjustments were included in income tax expense for the three months and six months ended September 30, 2018.

Provision for the Three Months and Six Months Ended September 30, 2018

The effective tax rate for the three months ended September 30, 2018 and 2017 was (161.1)% and 90.4%, respectively. The effective tax rate for the six months ended September 30, 2018 and 2017 was (19.5)% and (29.4)%, respectively. The primary difference in the effective tax rates year over year is the impact of U.S. tax reform, which resulted in a change in the taxability of operations, principally due to the impact of the new section 163(j) interest addback. The impact was accentuated by the net foreign exchange effects. Similarly, the significant difference in the effective tax rate for the three months and six months ended September 30, 2018 from the U.S. federal statutory rate is primarily due to the impact of U.S. tax reform and changes resulting from net foreign exchange effects.
The Company's quarterly provision for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. However, the Company recorded its interim income tax provision using the discrete method as of September 30, 2018, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the discrete method, rather than the AETR method, due to significant variations in income tax expense, primarily driven by U.S. tax reform, relative to projected annual pre-tax income (loss) that would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. Using the discrete method, the Company determined current and deferred income tax expense as if the interim period were an annual period.

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

	September 30, 2018	September 30, 2017	March 31, 2018
Amounts guaranteed (not to exceed)	$168,709	$125,060	$150,900
Amounts outstanding under guarantee	61,904	98,748	126,835
Fair value of guarantees	1,861	2,770	5,864

Of the guarantees outstanding at September 30, 2018, most expire within one year. The fair value of guarantees is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets and is included in crop costs, except for the joint venture in Brazil, which is included in accounts receivable, related parties.
In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Rural credit financing repayment is due to local banks based on contractual due dates. As of September 30, 2018 and 2017, and March 31, 2018, respectively, the Company had balances of zero, zero, and $14,807 due to local banks on behalf of suppliers included in accounts payable in the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLES

The following summarizes goodwill and other intangible assets as of September 30, 2018 and March 31, 2018:

	September 30, 2018
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.00 years	$58,530	$5,450	$(27,016)	$—	$36,964
Production and supply contracts	3.31 years	14,893	—	(9,219)	—	5,674
Internally developed software	2.79 years	18,812	199	(18,103)	—	908
Licenses	19.36 years	30,339	—	(970)	(54)	29,315
Trade names	7.50 years	—	500	(31)	—	469
Intangibles not subject to amortization:
Goodwill*		27,546	7,174	—	(22)	34,698
Total		$150,120	$13,323	$(55,339)	$(76)	$108,028
*Goodwill of $2,795 relates to the North America segment and $31,903 relates to the Other Regions segment.

5. GOODWILL AND INTANGIBLES (continued)

	March 31, 2018
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.85 years	$58,530	$—	$(25,005)	$33,525
Production and supply contracts	3.82 years	14,893	—	(8,774)	6,119
Internally developed software	2.82 years	18,581	231	(17,828)	984
Licenses	19.84 years	—	30,339	(243)	30,096
Intangibles not subject to amortization:
Goodwill*		16,463	11,083	—	27,546
Total		$108,467	$41,653	$(51,850)	$98,270
*Goodwill of $2,795 relates to the North America segment and $24,751 relates to the Other Regions segment.

The following summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software*	Licenses	Trade Names	Total
October 1, 2018 through March 31, 2019	$2,011	$1,293	$236	$757	$31	$4,328
2020	4,022	1,741	333	1,514	63	7,673
2021	4,022	1,397	172	1,514	63	7,168
2022	4,022	1,243	99	1,514	63	6,941
2023	4,022	—	68	1,514	63	5,667
Later	18,865	—	—	22,502	186	41,553
	$36,964	$5,674	$908	$29,315	$469	$73,330
*Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2018. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in multiple variable interest entities that primarily procure or process inventory on behalf of the Company and the other parties. These variable interests relate to equity investments, advances, and guarantees made by the Company. The Company is not the primary beneficiary of the majority of its variable interests in variable interest entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors’ structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice Co., LLC ("Humble"). As a result, Humble is a consolidated entity and its intercompany accounts and transactions have been eliminated.
As of September 30, 2018 and 2017, and March 31, 2018, the Company’s investment in variable interest entities was $57,251, $51,825, and $64,208, respectively, and is classified as investments in unconsolidated affiliates in the condensed consolidated balance sheets. The Company’s advances to these variable interest entities as of September 30, 2018 and 2017, and March 31, 2018 were $994, $5,325, and $5,895, respectively, and classified as accounts receivable, related parties in the condensed consolidated balance sheets. The Company guaranteed an amount to two variable interest entities not to exceed $73,696, $75,625, and $65,487 as of September 30, 2018 and 2017, and March 31, 2018, respectively. The investments, advances, and guarantees in these variable interest entities represent the Company’s maximum exposure to loss.

7. SEGMENT INFORMATION

The Company purchases, processes, sells, and stores leaf tobacco and other specialty products. Tobacco is purchased in more than 35 countries and shipped to approximately 90 countries. The sales, logistics, and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to its major customers. Within certain quality and grade constraints, tobacco is fungible and customers may choose to fulfill their needs from any of the areas where the Company

7. SEGMENT INFORMATION (continued)

purchases tobacco. Sales, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices, are allocated to the segments based on operating income. Intercompany transactions are allocated to the operating segment that either purchases or processes the tobacco. Investments in new business lines as part of the Company's transformation process are in development and reported in the Other Regions segment.
The following summarizes segment information:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Sales and other operating revenues:
North America	$53,863	$59,331	$103,915	$124,618
Other Regions	341,013	388,008	581,949	599,714
Total sales and other operating revenues	$394,876	$447,339	$685,864	$724,332

Operating income:
North America	$3,353	$7,772	$3,795	$6,123
Other Regions	9,235	31,683	13,483	32,767
Total operating income	12,588	39,455	17,278	38,890
Debt retirement expense (benefit)	(388)	—	(473)	(2,975)
Interest expense	35,324	33,099	68,235	67,540
Interest income	738	727	1,625	1,694
(Loss) income before income taxes and other items	$(21,610)	$7,083	$(48,859)	$(23,981)

	September 30, 2018	September 30, 2017	March 31, 2018
Segment assets:
North America	$321,828	$382,940	$379,354
Other Regions	1,701,223	1,552,263	1,587,277
Total assets	$2,023,051	$1,935,203	$1,966,631

8. (LOSS) EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding, net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 as of September 30, 2018 and 2017. This subsidiary waives its right to receive dividends and it does not have the right to vote.
Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share as of September 30, 2018 and 2017. Diluted net loss per share as of September 30, 2018 and 2017 was the same as basic net loss per share as the effects of potentially dilutive items were antidilutive given the Company’s net loss.

8. (LOSS) EARNINGS PER SHARE (continued)

The following summarizes the computation of earnings per share for the three months and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Six Months Ended September 30,
(in thousands, except per share data)	2018		2017	2018		2017
Basic (loss) income per share:
Net (loss) income attributable to Pyxus International, Inc.	$(54,634)		$1,024	$(55,392)		$(31,520)
Weighted average number of shares outstanding	9,051		8,982	9,038		8,973
Basic (loss) income per share	$(6.04)		$0.11	$(6.13)		$(3.51)

Diluted (loss) income per share:
Net (loss) income attributable to Pyxus International, Inc.	$(54,634)		$1,024	$(55,392)		$(31,520)
Weighted average number of shares outstanding	9,051		8,982	9,038		8,973
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	28	—	*	—	*
Adjusted weighted average number of shares outstanding	9,051		9,010	9,038		8,973
Diluted (loss) income per share	$(6.04)		$0.11	$(6.13)		$(3.51)
*All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $458 and $253 for the three months ended September 30, 2018 and 2017, respectively, of which zero and zero, respectively, were for stock-based awards payable in cash and $753 and $598 for the six months ended September 30, 2018 and 2017, respectively, of which zero and $54, respectively, were for stock-based awards payable in cash.
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
The following summarizes the Company's stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2018	2017	2018	2017
Restricted stock
Number granted	6	7	13	14
Grant date fair value	$23.00	$10.90	$19.63	$12.65
Restricted stock units
Number granted	—	—	61	57
Grant date fair value	$—	$—	$16.00	$11.75
Performance-based stock units
Number granted	—	—	30	29
Grant date fair value	$—	$—	$16.00	$11.75

Restricted stock consists of shares issued to non-employee directors of the Company that are not subject to a minimum vesting period. Restricted stock units differ from restricted stock in that shares are not issued until the restrictions lapse. Restricted stock units granted during the six months ended September 30, 2018 vest ratably over a three-year period. Under the terms of the performance-based stock units, shares issued will be contingent upon the achievement of specified business performance goals.

10. CONTINGENCIES AND OTHER INFORMATION

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,290 and the total assessment including penalties and interest at September 30, 2018 is $11,285. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties. However, approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $6,867 as of September 30, 2018, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

11. DEBT ARRANGEMENTS

ABL Facility

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of September 30, 2018, the Company did not satisfy this fixed charge coverage ratio. The Company may not satisfy this ratio from time to time and failure to meet this fixed charge coverage ratio does not constitute an event of default.

11. DEBT ARRANGEMENTS (continued)

Senior Secured Second Lien Notes

During the six months ended September 30, 2018, the Company purchased $17,868 of its existing 9.875% senior secured second lien notes (the "Second Lien Notes") on the open market. The purchased securities were canceled leaving $645,078 of the Second Lien Notes outstanding at September 30, 2018. Related discounts were $837 resulting in net cash repayment of $17,031 and recorded in repayment of long-term borrowings in the condensed consolidated statements of cash flows. Associated costs paid were $45 and deferred financing costs and amortization of original issue discount of $320 were accelerated.

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
As of September 30, 2018 and 2017, accumulated other comprehensive loss includes $716 and $1,591, net of tax of $190 and zero, for unrealized gains related to designated cash flow hedges, respectively. The Company recorded losses / (gains) of $283 and $(985) in its cost of goods and services sold for the three months and six months ended September 30, 2017, respectively. The Company recorded losses of $987 in its cost of goods and services sold for the three months and six months ended September 30, 2018 from the discontinuance of a portion of the Company’s cash flow hedges. The Company recorded a current derivative asset of zero, $64, and zero as of September 30, 2018 and 2017, and March 31, 2018, respectively, included on the condensed consolidated balance sheets.
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
The following summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Service cost	$120	$116	$240	$232
Interest expense:
Interest expense	1,155	1,063	2,309	2,126
Expected return on plan assets	(1,286)	(1,264)	(2,572)	(2,529)
Amortization of prior service cost	11	10	21	21
Settlement loss	518	—	518	—
Actuarial loss	422	511	845	1,022
Net periodic pension cost	$940	$436	$1,361	$872

13. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)

	Other Postretirement Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Service cost	$4	$3	$7	$7
Interest expense:
Interest expense	83	85	166	169
Amortization of prior service cost	(177)	(178)	(355)	(355)
Actuarial loss	109	115	219	230
Net periodic pension cost	$19	$25	$37	$51

For the six months ended September 30, 2018, contributions were made to pension plans and postretirement health and life insurance benefits of approximately $3,318 and $173, respectively. Additional contributions to pension plans and postretirement health and life insurance benefits of approximately $3,412 and $344, respectively, are expected during the remainder of fiscal 2019. During the three months and six months ended September 30, 2018, the Company's cash payments activity triggered settlement accounting, which resulted in $518 of settlement loss recorded in interest expense.

14. INVENTORIES

The following summarizes the Company’s costs in inventory:

	September 30, 2018	September 30, 2017	March 31, 2018
Processed tobacco	$725,225	$716,384	$468,208
Unprocessed tobacco	207,580	192,234	204,149
Other	21,887	20,313	25,730
Total inventory	$954,692	$928,931	$698,087

15. OTHER COMPREHENSIVE (LOSS) INCOME

The movements in accumulated other comprehensive loss and the related tax effects that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive (loss) income. The following summarizes the components reclassified from accumulated other comprehensive loss to earnings for the three months and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Pension and other postretirement benefits*:
Actuarial loss	$533	$626	$1,066	$1,252
Amortization of prior service cost	(167)	(167)	(334)	(334)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	366	459	732	918
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(164)	—	(164)	—
Amounts reclassified from accumulated other comprehensive loss to net income, net	$202	$459	$568	$918
*Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 13. Pension and Other Postretirement Benefits" for more information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. During the six months ended September 30, 2018, the investment limit of this program was decreased from $155,000 trade receivables to $125,000 trade receivables. Under the second facility, the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of September 30, 2018, the investment limit under the second facility was $125,000 trade receivables.
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
Under the facilities, all of the receivables sold are removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company are included in net cash provided by investing activities in the condensed consolidated statements of cash flows. The deferred purchase price receivable is paid to the Company as payments on the receivables are collected from account debtors. The deferred purchase price receivables represent continuing involvement and a beneficial interest in the transferred financial assets. This beneficial interest is recognized at fair value and is included in trade and other receivables, net in the condensed consolidated balance sheets. See "Note 17. Fair Value Measurements" for more information.
The Company is the servicer of both facilities and may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $5,328, $6,433, and $10,858 as of September 30, 2018 and 2017, and March 31, 2018, respectively.
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

	September 30,		March 31,
	2018	2017	2018
Receivables outstanding in facility	$81,171	$123,526	$228,621
Beneficial interest	17,512	23,668	48,715
Servicing liability	—	—	81

Cash proceeds for the six months ended:
Cash purchase price	$243,546	$228,930	$694,517
Deferred purchase price	114,212	118,118	263,670
Service fees	303	225	473
Total	$358,061	$347,273	$958,660

17. FAIR VALUE MEASUREMENTS

The following summarizes the items measured at fair value on a recurring basis:

	September 30, 2018			September 30, 2017			March 31, 2018
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$64	$—	$64	$—	$—	$—
Securitized beneficial interests	—	17,512	17,512	—	23,668	23,668	—	48,715	48,715
Total assets	$—	$17,512	$17,512	$64	$23,668	$23,732	$—	$48,715	$48,715
Liabilities
Long-term debt	$897,264	$706	$897,970	$852,082	$—	$852,082	$911,264	$895	$912,159
Guarantees	—	1,861	1,861	—	2,770	2,770	—	5,864	5,864
Total liabilities	$897,264	$2,567	$899,831	$852,082	$2,770	$854,852	$911,264	$6,759	$918,023

17. FAIR VALUE MEASUREMENTS (continued)

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

Level 3 measurements

•
Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates of 15.0% and the Company’s historical loss rates of 2.4% to 10.0% as of September 30, 2018. The historical loss rate was weighted by the principal balance of the loans.

•
Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 56 days and discount rates of 4.7% as of September 30, 2018. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$17,736	$3,544	$48,715	$5,864
Issuances of sales of receivables/guarantees	42,210	1,160	90,896	1,403
Settlements	(41,467)	(2,839)	(121,018)	(5,540)
(Losses) gains recognized in earnings	(967)	(4)	(1,081)	134
Ending balance	$17,512	$1,861	$17,512	$1,861

	Three Months Ended September 30, 2017		Six Months Ended September 30, 2017
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning balance	$13,199	$6,388	$38,206	$7,126
Issuances of sales of receivables/guarantees	52,206	1,428	110,763	2,066
Settlements	(40,503)	(4,578)	(124,171)	(5,954)
Losses recognized in earnings	(1,234)	(468)	(1,130)	(468)
Ending balance	$23,668	$2,770	$23,668	$2,770

The change in unrealized losses for securitized beneficial interests as of September 30, 2018 and 2017, and March 31, 2018 were $623, $747, and $2,531, respectively. Gains and losses included in earnings are reported in other income, net in the condensed consolidated statement of operations.

18. RELATED PARTY TRANSACTIONS

The Company's operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring or processing inventory. The following summarizes sales and purchases with related parties:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Sales	$6,873	$7,814	$13,763	$23,056
Purchases	10,641	26,423	36,908	37,937

The Company’s accounts payable, related parties and accounts receivable, related parties' balances are disclosed in the condensed consolidated balance sheets and are primarily with its equity method investments located in Asia, Europe, North America, and South America, which purchase and process tobacco or produce consumable e-liquids.

19. INVESTEE COMPANIES

The following summarizes the Company's equity method investments as of September 30, 2018:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	7,916
Criticality LLC	U.S.	extraction of cannabidiol	40%	—
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	2,212
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

Basis differences are amortized over the respective estimated lives of the related assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by the amortization expense of basis differences.

20. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to focus on efficiency and cost improvements. During the six months ended September 30, 2018, the Company continued to respond to changes in the business, including the decision to close one of its foreign processing facilities and process tobacco in the affected area under a third-party processing arrangement going forward. The following summarizes restructuring and impairment charges:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Employee separation charges	$179	$—	$1,377	$—
Asset impairment and other non-cash charges	3	—	346	—
Restructuring and asset impairment charges	$182	$—	$1,723	$—

20. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (continued)

The following summarizes the liability for employee separation charges recorded in the North America and Other Regions segments:

	Three Months Ended September 30,				Six Months Ended September 30,
	2018		2017		2018		2017
	North America	Other Regions	North America	Other Regions	North America	Other Regions	North America	Other Regions
Beginning balance	$247	$1,058	$—	$129	$—	$107	$60	$129
Accruals	—	179	—	—	247	1,130	—	—
Payments	(140)	(348)	—	—	(140)	(348)	(60)	—
Ending balance, September 30	$107	$889	$—	$129	$107	$889	$—	$129

For the three months and six months ended September 30, 2018, the non-cash charges of $3 and $346, respectively, were for the Other Regions segment.

21. SUBSEQUENT EVENTS

On November 5, 2018, the Company’s Board of Directors approved a cost-saving and restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations into its Wilson, North Carolina facility and repurpose its Farmville, North Carolina facility for storage and special projects. The net impact of the initiative will result in a reduction of headcount for which the Company expects to incur severance expense. The initiative is expected to be principally implemented over the next twelve months.  An estimate of the financial effect of this initiative cannot be made as of the date of the filing of this report on Form 10-Q.

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW:

Our company changed its name from Alliance One International, Inc. to Pyxus International, Inc. on September 12, 2018. The following executive overview for the period ended September 30, 2018 is intended to provide highlights of the discussion and analysis that follows.

Financial Results

The second fiscal quarter is typically a seasonally lower quarter, and the second quarter this year overall was impacted by decreased volumes due to shipment timing, the larger crop in South America last year, and a stronger U.S. dollar in certain markets. The North American tobacco market in particular was impacted by new and increased foreign tariffs on U.S. tobacco imports, adverse weather conditions and the strength of the U.S. dollar. We are focused on and believe that there are offsetting opportunities in other markets although timing remains uncertain. We experienced a delay in legalization in Canada of adult-use of cannabis to October, and a slower roll-out of our industrial hemp business due to weather and its impact on completing construction of the new facility in Eastern North Carolina. Pyxus is committed to managing our working capital in order to drive efficiency, which is seen clearly in the focus on minimizing uncommitted tobacco inventory levels. Our current ending balance is down 16% from the prior-year period, the lowest second quarter balance in eight years. As a result of announced foreign tariffs and Hurricane Florence, we anticipate a combined negative impact to operating income for the full fiscal year of approximately $25 million related to the North American tobacco business and the new Argentina export tax, when compared to the prior year. Pyxus is working to offset these impacts and expects a solid back half to this fiscal year dependent on shipping and meeting shifting geographic requirements due to new tariffs. While there are challenges this year, we are continuing to execute on our full-year plan and are maintaining our previously announced guidance.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. During the six months ended September 30, 2018, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $10.9 million of our 9.875% senior secured second lien notes in April 2018 and an additional $7 million in July 2018, leaving $645.1 million outstanding at September 30, 2018. Our liquidity at quarter end was strong with available credit lines and cash of $422.8 million including available lines for letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

We have made significant progress in each of our new business lines and embraced our new identity as Pyxus International. Our track-and-trace system, branded SENTRI, along with our agronomy services are proving to be key differentiators as we develop markets and partnerships across all aspects of our business. FIGR, our wholly-owned indirect Canadian subsidiary, has capitalized on the recent legalization of adult recreational cannabis in Canada with a successful launch of branded products, and is well on its way to accomplish its goal to expand to more than one million square feet of production.
As a core aspect of our transformation strategy, we have set corporate sustainability targets across business lines, with an emphasis on science-based targets related to energy and greenhouse gas reductions. At the same time, we are committed to supporting our employees, our contracted farmers and their families, while continually improving our supply-chain management. Pyxus’ mission is to pursue industry-leading sustainability targets and deliver on our purpose to transform people's lives so that together we can grow a better world. We will continue to build on our strengths and make strides in industrial hemp, e-liquids and legal cannabis, while remaining committed to the ongoing success of our tobacco business and maximize opportunities to drive enhanced shareholder value.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended September 30,							Six Months Ended September 30,
(in millions, except per kilo amounts)			Change						Change
(percentage change is calculated based on thousands)	2018		$		%	2017		2018		$		%	2017
Kilos sold	82.1		(9.9)		(10.8)	92.0		151.6		(1.6)		(1.0)	153.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$369.5		$(47.9)		(11.5)	$417.4		$642.8		$(27.6)		(4.1)	$670.4
Average price per kilo	4.50		(0.04)		(0.9)	4.54		4.24		(0.14)		(3.2)	4.38
Processing and other revenues	25.4		(4.5)		(15.1)	29.9		43.1		(10.8)		(20.0)	53.9
Total sales and other operating revenues	394.9		(52.4)		(11.7)	447.3		685.9		(38.4)		(5.3)	724.3
Tobacco cost of goods sold:
Tobacco costs	303.9		(33.8)		(10.0)	337.7		531.7		(21.1)		(3.8)	552.8
Transportation, storage, and other period costs	21.9		(0.8)		(3.5)	22.7		34.7		(0.7)		(2.0)	35.4
Derivative financial instrument and exchange (gains) losses	(1.8)		(1.7)		(1,700.0)	(0.1)		(5.5)		(10.3)		(214.6)	4.8
Total tobacco cost of goods sold	324.0		(36.3)		(10.1)	360.3		560.9		(32.1)		(5.4)	593.0
Average cost per kilo	3.95		0.03		0.8	3.92		3.70		(0.17)		(4.4)	3.87
Processing and other revenues cost of services sold	21.7		4.0		22.6	17.7		34.4		1.1		3.3	33.3
Total cost of goods and services sold	345.7		(32.3)		(8.5)	378.0		595.3		(31.0)		(4.9)	626.3
Gross profit	49.2		(20.1)		(29.0)	69.3		90.6		(7.4)		(7.5)	98.0
Selling, general, and administrative expenses	39.0		4.5		13.0	34.5		77.1		9.1		13.4	68.0
Other income, net	2.6		(2.0)		(43.5)	4.6		5.5		(3.4)		(38.2)	8.9
Restructuring and asset impairment charges	0.2		0.2		100.0	—		1.7		1.7		100.0	—
Operating income	12.6	*	(26.9)	*	(68.1)	39.5	*	17.3	*	(21.6)		(55.5)	38.9
Debt retirement expense (income)	(0.4)		(0.4)		(100.0)	—		(0.5)		2.5		83.3	(3.0)
Interest expense	35.3		2.2		6.6	33.1		68.2		0.7		1.0	67.5
Interest income	0.7		—		—	0.7		1.6		(0.1)		(5.9)	1.7
Income tax expense	34.8		28.4		443.8	6.4		9.5		2.5		35.7	7.0
Equity in net income (loss) of investee companies	1.6		1.3		433.3	0.3		2.2		2.8		466.7	(0.6)
Loss attributable to noncontrolling interests	(0.2)		(0.1)		(100.0)	(0.1)		(0.9)		(0.8)		(800.0)	(0.1)
(Loss) income attributable to Pyxus International, Inc.	$(54.6)		$(55.6)	*	(5,560.0)	$1.0	*	$(55.4)	*	$(23.9)	*	(75.9)	$(31.5)	*

* Amounts do not equal column totals due to rounding

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Summary. Total sales and other operating revenues decreased 11.7% to $394.9 million primarily due to a 10.8% decrease in volumes mainly attributable to the timing of shipments and the larger crop last year in South America. Average sales prices were 0.9% lower with the impact of a stronger U.S. dollar on sales prices including sales denominated in local currency primarily in Europe partially offset by changes in product mix in North America and Asia. While lower volumes and a stronger U.S. dollar decreased tobacco cost of goods sold by 10.1%, the change in product mix resulted in average tobacco costs per kilo increasing 0.8% from the prior period. Third-party processing services were 15.1% lower primarily from changes in customer demand in South America and Africa. As a result, factory throughput for the processing of these 2018 crops is less resulting in higher conversion costs. Hurricane

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 (continued)

Florence devastated the U.S. flue-cured tobacco crop in the current period. In addition, North America was impacted by foreign tariffs on U.S. tobacco. As a result, factory throughput for the processing of the 2018 U.S. crop will be less resulting in higher conversion costs. The impact on full-service U.S. volumes will be realized in future quarters with the impact on third-party processing services beginning to be realized in the current period. Decreased throughput in South America, Africa and North America increased processing costs by 22.6%. The impact on gross profit was a 29.0% decrease to $49.2 million and gross profit as a percentage of sales declining from 15.5% to 12.5%. Selling, general and administrative expense ("SG&A") increased 13.0% primarily from the inclusion of our new business ventures in the current year and increased costs associated with developing and supporting those new business ventures. With the decreased gross profit and higher SG&A, operating income declined $26.9 million from the prior year.
During the three months ended September 30, 2018, we purchased $7.0 million of our existing 9.875% senior secured second lien notes due 2021 at a discount resulting in debt retirement income of $0.4 million. Our interest costs increased from the prior year primarily due to higher average interest rates on our seasonal lines of credit. Our effective tax rate was (161.1)% this year compared to 90.4% last year. A primary factor affecting the change in effective tax rates is the impact of tax reform in December of the prior year on current year forecasted income and discrete items compared to the prior year. Other factors that ordinarily impact the change in the effective tax rates between years include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the quarters, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

North America Region Supplemental Information
	Three Months Ended September 30,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	7.9	(1.4)	(15.1)	9.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$46.0	$(4.6)	(9.1)	$50.6
Average price per kilo	5.82	0.38	7.0	5.44
Processing and other revenues	7.9	(0.8)	(9.2)	8.7
Total sales and other operating revenues	53.9	(5.4)	(9.1)	59.3
Tobacco cost of goods sold:
Tobacco costs	36.2	(4.3)	(10.6)	40.5
Transportation, storage, and other period costs	3.0	(0.5)	(14.3)	3.5
Derivative financial instrument and exchange losses (gains)	0.1	0.3	150.0	(0.2)
Total tobacco cost of goods sold	39.3	(4.5)	(10.3)	43.8
Average cost per kilo	4.97	0.26	5.5	4.71
Processing and other revenues cost of services sold	6.8	1.2	21.4	5.6
Total cost of goods and services sold	46.1	(3.3)	(6.7)	49.4
Gross profit	7.8	(2.1)	(21.2)	9.9
Selling, general, and administrative expenses	4.8	2.3	92.0	2.5
Other income, net	0.4	—	—	0.4
Operating income	3.4	(4.4)	(56.4)	7.8

Total sales and other operating revenues decreased 9.1% to $53.9 million primarily due to a 15.1% decrease in volumes from prior year opportunistic sales of byproducts that did not recur and the timing of shipments in Guatemala. The impact of lower volumes was partially offset by higher average sales prices related to product mix with lamina sales comprising 6% more of total sales in the current period compared to the prior period. Average tobacco costs per kilo also increased 5.5% from the related change in

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 (continued)

North America Region (continued)

product mix. Hurricane Florence devastated the U.S. flue-cured tobacco crop in the current period. In addition, North America was impacted by foreign tariffs on U.S. tobacco. As a result, factory throughput for the processing of the 2018 crop will be less resulting in higher conversion costs. The impact on full-service volumes will be realized in future quarters while the impact on third-party processing services are beginning to be realized in the current period. Processing revenues are 9.2% lower and processing costs are 21.4% higher when compared with the prior period. Lower volumes were the main reason for a 21.2% decline in gross profit and the impact of Hurricane Florence on processing and other services decreased gross profit as a percentage of sales from 16.7% last year to 14.5% this year. Higher SG&A was the result of increased allocations of general corporate services. Lower volumes and higher SG&A were the primary drivers in operating income decreasing by $4.4 million in the current period compared to the prior period.

Other Regions Supplemental Information
	Three Months Ended September 30,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	74.2	(8.5)	(10.3)	82.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$323.5	$(43.3)	(11.8)	$366.8
Average price per kilo	4.36	(0.08)	(1.8)	4.44
Processing and other revenues	17.5	(3.7)	(17.5)	21.2
Total sales and other operating revenues	341.0	(47.0)	(12.1)	388.0
Tobacco cost of goods sold:
Tobacco costs	267.7	(29.5)	(9.9)	297.2
Transportation, storage, and other period costs	18.9	(0.3)	(1.6)	19.2
Derivative financial instrument and exchange (gains) losses	(1.9)	(2.0)	(2,000.0)	0.1
Total tobacco cost of goods sold	284.7	(31.8)	(10.0)	316.5
Average cost per kilo	3.84	0.01	0.3	3.83
Processing and other revenues cost of services sold	14.9	2.8	23.1	12.1
Total cost of goods and services sold	299.6	(29.0)	(8.8)	328.6
Gross profit	41.4	(18.0)	(30.3)	59.4
Selling, general, and administrative expenses	34.2	2.2	6.9	32.0
Other income, net	2.2	(2.0)	(47.6)	4.2
Restructuring and asset impairment charges	0.2	0.2	100.0	—
Operating income	$9.2	$(22.4)	(70.9)	$31.6

Total sales and other operating revenues decreased 12.1% primarily from a 10.3% decrease in volumes mainly attributable to the timing of shipments and the larger crop last year in South America. Average sales prices were 1.8% lower driven by the impact of a stronger U.S. dollar on sales prices including sales denominated in local currency primarily in Europe. Partially offsetting the currency impact on sales prices was product mix and customer mix mainly from Asia. While lower volumes and a stronger U.S. dollar decreased tobacco cost of goods sold by 10.0%, the change in product mix resulted in average tobacco costs per kilo remaining consistent with the prior period. Third party processing services were 17.5% lower from changes in customer demand in South America and Africa. As a result, factory throughput for the processing of these 2018 crops is less resulting in higher conversion costs which increased processing costs by 23.1%. Lower volumes were the main reason for a 30.3% decline in gross profit and gross profit as a percentage of sales decreasing from 15.3% to 12.1%. Increases in SG&A were primarily associated with the inclusion of our new business ventures in the current year and increased costs associated with developing and supporting those new business ventures. Lower volumes were the primary driver of operating income declining $22.4 million from the prior year.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

Summary. Total sales and other operating revenues decreased 5.3% to $685.9 million primarily due to lower average sales prices as a result of product mix and the impact of a stronger U.S. dollar on sales prices including sales denominated in local currency primarily in Europe, combined with a 1.0% decline in volumes from prior year opportunistic sales in North America and the timing of shipments in Guatemala. The change in product mix and a stronger U.S. dollar decreased tobacco cost of goods sold by 5.4% and average tobacco costs per kilo by 4.4%. Third party processing services were 20.0% lower primarily from changes in customer demand in South America and Africa. As a result, factory throughput for the processing of these 2018 crops was less resulting in higher conversion costs. Hurricane Florence devastated the U.S. flue-cured tobacco crop in the current period. As a result, factory throughput for the processing of the 2018 U.S. crop will be less resulting in higher conversion costs. The impact on full service U.S. volumes will be realized in future quarters with the impact on third-party processing services beginning to be realized in the current year. Decreased throughput in South America, Africa and North America, partially offset by the impact of a stronger U.S. dollar on costs, increased processing costs by 3.3%. The impact to gross profit was a 7.5% decrease to $90.6 million and gross profit as a percentage of sales declined from 13.5% to 13.2%. SG&A increased 13.4% primarily from the inclusion of our new business ventures in the current year and increased costs associated with developing and supporting those new business ventures. Restructuring costs are primarily related to employee costs in connection with the closure of a foreign processing facility as we continue to evaluate our global footprint. The decrease in gross profit with higher SG&A lowered operating income by $21.6 million from the prior year.
During the six months ended September 30, 2018, we purchased $17.9 million of our existing 9.875% senior secured second lien notes due 2021 at a discount resulting in debt retirement income of $0.5 million compared to $28.6 million of our existing 9.875% senior secured second lien notes due 2021 purchased during the six months ended September 30, 2017 at a discount resulting in debt retirement income of $3.0 million. Our interest costs increased slightly from the prior year primarily due to higher average interest rates on our seasonal lines of credit. Our effective tax rate was (19.5)% this year compared to (29.4)% last year. A primary factor affecting the change in effective tax rates is the impact of tax reform in December of the prior year on current year forecasted income and discrete items compared to the prior year. Other factors that ordinarily impact the change in the effective tax rates between years include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the quarters, certain losses for which no tax benefit is recorded, and differences between discrete items recognized for the quarters that include changes in valuation allowances, net exchanges losses on income tax accounts, and net exchange gains related to liabilities for unrecognized tax benefits.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017 (continued)

North America Region Supplemental Information
	Six Months Ended September 30,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	18.9	(1.2)	(6.0)	20.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$92.4	$(20.1)	(17.9)	$112.5
Average price per kilo	4.89	(0.71)	(12.7)	5.60
Processing and other revenues	11.5	(0.6)	(5.0)	12.1
Total sales and other operating revenues	103.9	(20.7)	(16.6)	124.6
Tobacco cost of goods sold:
Tobacco costs	74.4	(19.0)	(20.3)	93.4
Transportation, storage, and other period costs	5.8	(0.2)	(3.3)	6.0
Total tobacco cost of goods sold	80.2	(19.2)	(19.3)	99.4
Average cost per kilo	4.24	(0.71)	(14.3)	4.95
Processing and other revenues cost of services sold	8.9	1.3	17.1	7.6
Total cost of goods and services sold	89.1	(17.9)	(16.7)	107.0
Gross profit	14.8	(2.8)	(15.9)	17.6
Selling, general, and administrative expenses	10.6	(1.0)	(8.6)	11.6
Other (expense) income, net	(0.2)	(0.3)	(300.0)	0.1
Restructuring and asset impairment charges	0.1	0.1	100.0	—
Operating income	$3.9	$(2.2)	(36.1)	$6.1

Total sales and other operating revenues decreased 16.6% to $103.9 million primarily due to a 6.0% decrease in volumes from prior year opportunistic sales and the timing of shipments in Guatemala. Revenues further declined as a result of lower average sales prices related to product mix with byproduct sales comprising 9.0% more of total sales in the current period compared to the prior period. Average tobacco costs per kilo also decreased 14.3% from the related change in product mix. Hurricane Florence devastated the U.S. flue-cured tobacco crop in the current period. As a result, factory throughput for the processing of the 2018 crop will be less resulting in higher conversion costs. The impact on full service volumes will be realized in future quarters while the impact on third-party processing services are beginning to be realized in the current period. As a result, processing revenues are 5.0% lower and processing costs are 17.1% higher when compared with the prior period. Lower volumes were the main reason for a 15.9% decline in gross profit although the change in product mix resulted in gross profit as a percentage of sales of 14.2% in the current year remaining consistent with the 14.1% from last year. SG&A decreased 8.6% primarily due to lower allocations of general corporate services. The decrease in volumes and change in product mix were the main drivers in operating income declining by $2.2 million.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017 (continued)

Other Regions Supplemental Information
	Six Months Ended September 30,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	132.7	(0.4)	(0.3)	133.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$550.4	$(7.5)	(1.3)	$557.9
Average price per kilo	4.15	(0.04)	(1.0)	4.19
Processing and other revenues	31.6	(10.2)	(24.4)	41.8
Total sales and other operating revenues	582.0	(17.7)	(3.0)	599.7
Tobacco cost of goods sold:
Tobacco costs	457.3	(2.1)	(0.5)	459.4
Transportation, storage, and other period costs	28.9	(0.5)	(1.7)	29.4
Derivative financial instrument and exchange (gains) losses	(5.5)	(10.3)	(214.6)	4.8
Total tobacco cost of goods sold	480.7	(12.9)	(2.6)	493.6
Average cost per kilo	3.62	(0.09)	(2.4)	3.71
Processing and other revenues cost of services sold	25.5	(0.2)	(0.8)	25.7
Total cost of goods and services sold	506.2	(13.1)	(2.5)	519.3
Gross profit	75.8	(4.6)	(5.7)	80.4
Selling, general, and administrative expenses	66.4	10.0	17.7	56.4
Other income, net	5.7	(3.1)	(35.2)	8.8
Restructuring and asset impairment charges	1.6	1.6	100.0	—
Operating income	$13.5	$(19.3)	(58.8)	$32.8

Total sales and other operating revenues decreased 3.0% primarily from a 24.4% decrease in processing and other revenues from changes in customer demand in South America and Africa. Revenues were also negatively impacted by lower average sales prices driven by the impact of a stronger U.S. dollar on sales prices, including sales denominated in local currency primarily in Europe. Partially offsetting the currency impact on sales prices was product mix and customer mix, mainly from Asia. Volumes declined slightly by 0.3% due to the timing of shipments primarily in Europe. A stronger U.S. dollar was the primary reason for tobacco cost of goods sold decreasing by 2.6% and average tobacco costs per kilo by 2.4%. As a result of lower customer demand for processing services, factory throughput for the processing of 2018 crops in South America and Africa is less resulting in higher conversion costs. However, the stronger U.S. dollar impact on costs resulted in processing costs only decreasing by 0.8%. These factors led to a decline in gross profit by 5.7% and gross profit as a percentage of sales decreasing slightly from 13.4% to 13.0%. Increases in SG&A were primarily associated with the inclusion of our new business ventures in the current year and increased costs associated with developing and supporting those new business ventures. Restructuring costs are primarily related to employee costs in connection with the closure of a foreign processing facility as we continue to evaluate our global footprint. Lower processing services and higher SG&A were the primary drivers of operating income declining $19.3 million from the prior year.

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
As of September 30, 2018, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased, with processing and shipping scheduled to occur during the third quarter. Indonesian purchasing also began in August, and we are processing and beginning to ship. Europe has almost completed processing, and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur in full effect during the third quarter, seasonally elevating working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements and, accordingly we plan to monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital

Our working capital decreased from $711.5 million at March 31, 2018 to $636.9 million at September 30, 2018. Our current ratio was 1.8 to 1 at September 30, 2018 and 2.1 to 1 at March 31, 2018. The decrease in working capital is primarily related to lower cash balances and accounts receivable due to the timing of collections partially offset by the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops.
The following is a summary of items from the condensed consolidated balance sheets and condensed statements of consolidated cash flows:

	September 30,		March 31,
(in millions except for current ratio)	2018	2017	2018
Cash and cash equivalents	$117.0	$188.9	$264.7
Trade and other receivables, net	229.2	230.8	304.4
Inventories and advances to tobacco suppliers	1,019.9	994.6	728.6
Total current assets	1,421.4	1,468.7	1,349.6
Notes payable to banks	613.9	549.0	427.3
Accounts payable	48.1	56.4	76.5
Advances from customers	11.0	15.1	24.1
Total current liabilities	784.5	725.2	638.1
Current ratio	1.8 to 1	2.0 to 1	2.1 to 1
Working capital	636.9	743.5	711.5
Long-term debt	905.1	917.5	920.1
Stockholders’ equity attributable to Pyxus International, Inc.	212.4	179.1	271.9
Net cash provided (used) by:
Operating activities	(419.3)	(410.2)
Investing activities	87.2	103.6
Financing activities	180.9	22.3

Approximately $64.2 million of our outstanding cash balance at September 30, 2018 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating Cash Flows
Net cash used by operating activities increased $9.1 million in the six months ended September 30, 2018 compared to the 2017 period. The increase in cash used was primarily due to a larger seasonal buildup of African and South American inventories and advances to tobacco suppliers due to larger crop sizes in Africa and timing of shipments.

Investing Cash Flows
Net cash provided by investing activities decreased $16.4 million in the six months ended September 30, 2018 compared to the 2017 period. The decrease in cash provided was primarily due to higher purchases for property, plant, and equipment related to expansion of new business ventures and acquisition of certain majority-owned investments during the current year.

Financing Cash Flows
Net cash provided by financing activities increased $158.6 million in the six months ended September 30, 2018 compared to the 2017 period. This increase is primarily due to higher net proceeds from short-term borrowings due to the timing of shipments when compared with the prior year and increases in purchasing requirements for the current African and South American crops.

Debt Financing

We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances, and cash from operations when available. At September 30, 2018, we had cash of $117.0 million and total debt outstanding of $1,519.2 million comprised of $613.9 million of short-term notes payable to banks, $269.9 million of 8.5% senior secured first lien notes, $634.7 million of 9.875% senior secured second lien notes, and $0.7 million of other long-term debt. The $186.6 million seasonal increase in notes payable to banks from March 31, 2018 to September 30, 2018 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended September 30, 2018 and 2017, were $711.7 million at a weighted average interest rate of 6.5% and $650.1 million at a weighted average interest rate of 5.7%, respectively. Aggregated peak borrowings by facility occurring at any time during the three months ended September 30, 2018 and 2017 were repaid with cash provided by operating activities. Available credit as of September 30, 2018 was $305.8 million comprised of $60.0 million under our ABL facility, $238.9 million of notes payable to banks, and $6.9 million of availability for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At September 30, 2018, our unrestricted cash and cash equivalents was $117.0 million. In fiscal 2019, we expect to incur capital expenditures of approximately $80.0 million.  Approximately $31.0 million will be expended for routine replacement of equipment and investments intended to add value to our customers or increase efficiency in our tobacco business.  The remainder will be expended for expansion of our production capacity in Canada with anticipated funding by future Canadian structure-finance products.
No cash dividends were paid to shareholders during the three months ended September 30, 2018 and the payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and the 9.875% senior secured second lien notes due 2021. We believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months.

Item 2.    Management’s Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of September 30, 2018:

			September 30, 2018
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
(in millions)	2018	2018	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	268.9	269.9	—	8.5%
9.875% senior secured second lien notes due 2021	650.5	634.7	—	9.9%
Other long-term debt	0.9	0.7	—	5.8%	(2)
Notes payable to banks (3)	427.3	613.9	238.9	6.3%	(2)
Total debt	$1,347.6	$1,519.2	$298.9
Short-term	$427.3	$613.9
Long-term:
Current portion of long-term debt	$0.2	$0.2
Long-term debt	920.1	905.1
	$920.3	$905.3
Letters of credit	$4.8	$2.6	6.9
Total credit available			$305.8

(1)  As of September 30, 2018, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million. At September 30, 2018, the Company’s unrestricted cash and cash equivalents was $117.0 million.

(2) Weighted average rate for the trailing twelve months ended September 30, 2018.
(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2018, we had $613.9 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $862.3 million subject to limitations as provided for in the agreement governing our ABL credit facility. Additionally, against these lines there was $9.5 million available in letter of credit capacity with $2.6 million issued but unfunded.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Due to inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance (not absolute) that the objectives of the disclosure controls and procedures are met.
In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2018.

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
There were no changes that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

See "Note 10. Contingencies and Other Information” for the information required by Regulation S-K Item 103 of the Exchange Act. In addition, the Company received a subpoena from the SEC, dated November 28, 2016, for documents relating to the restatement of its financial statements for the years ended March 31, 2013, 2014 and 2015 and the three months ended June 30, 2015, which restatements were filed with the SEC on May 25, 2016. The Company is cooperating fully with the SEC and providing the requested materials.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None.

Item 6. Exhibits.
3.01	Amended and Restated Articles of Incorporation, as amended, of Pyxus International, Inc. (formerly known as Alliance One International, Inc.) (filed herewith)

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.02 to the Current Report on Form 8-K, filed on September 12, 2018 (SEC File No. 001-13684)

4.01	Specimen of Common Stock certificate (filed herewith)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

/s/ Todd B. Compton
Date: November 7, 2018	Todd B. Compton Vice President - Controller (Principal Accounting Officer)