Form 10-Q
period 2018-12-31
PYXUS INTERNATIONAL, INC.
filed 2019-02-11
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2018.

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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
 Yes [ ] No [X]

As of January 31, 2019, the registrant had 9,080,984 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2018 and 2017
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2018	2017	2018	2017
Sales and other operating revenues	$524,487	$477,783	$1,210,351	$1,202,115
Cost of goods and services sold	449,776	404,282	1,045,042	1,030,648
Gross profit	74,711	73,501	165,309	171,467
Selling, general, and administrative expenses	41,680	34,283	118,759	102,248
Other income, net	7,991	1,019	13,473	9,909
Restructuring and asset impairment charges	1,667	—	3,390	—
Operating income	39,355	40,237	56,633	79,128
Debt retirement expense (benefit)	(1,281)	—	(1,754)	(2,975)
Interest expense (includes debt amortization of $2,325 and $2,734 for the three months and $7,020 and $7,921 for the nine months ended December 31, 2018 and 2017, respectively)	33,947	33,564	102,182	101,105
Interest income	962	601	2,587	2,295
Income (loss) before income taxes and other items	7,651	7,274	(41,208)	(16,707)
Income tax expense (benefit)	17,354	(73,282)	26,900	(66,233)
Equity in net income of investee companies	4,701	7,770	6,852	7,121
Net (loss) income	(5,002)	88,326	(61,256)	56,647
Net income (loss) attributable to noncontrolling interests	93	(130)	(769)	(289)
Net (loss) income attributable to Pyxus International, Inc.	$(5,095)	$88,456	$(60,487)	$56,936

(Loss) earnings per share:
Basic	$(0.56)	$9.83	$(6.69)	$6.34
Diluted	$(0.56)	$9.80	$(6.69)	$6.32

Weighted average number of shares outstanding:
Basic	9,068	9,001	9,048	8,982
Diluted	9,068	9,029	9,048	9,009

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three and Nine Months Ended December 31, 2018 and 2017
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Net (loss) income	$(5,002)	$88,326	$(61,256)	$56,647

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(2,310)	725	(7,628)	6,817
Defined benefit pension amounts reclassified to income	285	459	853	1,376
Change in pension liability for settlements	(1,162)	—	(391)	—
Change in the fair value of derivatives designated as cash flow hedges	(3,752)	(64)	(3,752)	(626)
Amounts reclassified to income for derivatives	2,161	656	1,445	727
Total other comprehensive (loss) income, net of tax	(4,778)	1,776	(9,473)	8,294
Total comprehensive (loss) income	(9,780)	90,102	(70,729)	64,941
Comprehensive loss attributable to noncontrolling interests	(430)	(130)	(1,216)	(289)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(9,350)	$90,232	$(69,513)	$65,230

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2018	December 31, 2017	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents				$209,160	$209,490	$264,660
Restricted cash				6,335	2,210	2,984
Trade receivables, net				268,747	222,451	285,554
Other receivables				21,305	18,366	18,845
Accounts receivable, related parties				5,077	9,832	8,188
Inventories				827,782	905,680	698,087
Advances to tobacco suppliers				51,135	69,872	30,482
Recoverable income taxes				8,538	19,025	5,994
Prepaid expenses				17,325	17,730	17,181
Other current assets				16,212	16,774	17,628
Total current assets				1,431,616	1,491,430	1,349,603
Restricted cash				389	539	389
Investments in unconsolidated affiliates				68,351	67,069	68,151
Goodwill				34,109	16,463	27,546
Other intangible assets				70,074	41,837	70,724
Deferred income taxes, net				106,610	128,979	130,520
Long-term recoverable income taxes				898	—	1,795
Other deferred charges				2,634	3,848	3,388
Other noncurrent assets				44,256	54,552	60,234
Property, plant, and equipment, net				264,782	249,471	254,281
Total assets				$2,023,719	$2,054,188	$1,966,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$583,407	$536,170	$427,277
Accounts payable				49,373	46,678	76,506
Accounts payable, related parties				18,372	22,939	14,835
Advances from customers				45,900	31,646	24,128
Accrued expenses and other current liabilities				98,233	92,446	88,380
Income taxes payable				6,513	14,902	6,767
Current portion of long-term debt				165	142	164
Total current liabilities				801,963	744,923	638,057
Long-term taxes payable				10,718	15,110	10,027
Long-term debt				897,195	918,820	920,143
Deferred income taxes				12,437	15,649	28,937
Liability for unrecognized tax benefits				11,026	10,522	11,191
Pension, postretirement, and other long-term liabilities				72,013	76,442	75,448
Total liabilities				1,805,352	1,781,466	1,683,803
Commitments and contingencies
Stockholders’ equity	December 31, 2018	December 31, 2017	March 31, 2018
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,866	9,794	9,808	474,603	473,156	473,476
Retained deficit				(213,905)	(151,848)	(156,348)
Accumulated other comprehensive loss				(57,218)	(51,753)	(45,262)
Total stockholders’ equity of Pyxus International, Inc.				203,480	269,555	271,866
Noncontrolling interests				14,887	3,167	10,962
Total stockholders’ equity				218,367	272,722	282,828
Total liabilities and stockholders’ equity				$2,023,719	$2,054,188	$1,966,631
See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 2018
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018	474,221	(211,741)	(18,075)	(31,241)	(716)	15,707	228,155
Net (loss) income	—	(5,095)	—	—	—	93	(5,002)
Restricted stock surrender	(20)	—	—	—	—	—	(20)
Stock-based compensation	402	—	—	—	—	—	402
Dividends paid	—	—	—	—	—	(390)	(390)
Impact of adoption of ASU 2018-02	—	2,931	—	(2,931)	—	—	—
Other comprehensive loss, net of tax	—	—	(1,787)	(877)	(1,591)	(523)	(4,778)
Balance, December 31, 2018	$474,603	$(213,905)	$(19,862)	$(35,049)	$(2,307)	$14,887	$218,367

Pyxus International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 2017
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss	—	(32,543)	—	—	—	(90)	(32,633)
Stock-based compensation	291	—	—	—	—	—	291
Other comprehensive income (loss), net of tax	—	—	3,742	459	(562)	—	3,639
Balance, June 30, 2017	472,640	(241,327)	(18,551)	(36,195)	(1,662)	3,102	178,007
Net income (loss)	—	1,024	—	—	—	(68)	956
Restricted stock surrender	(2)	—	—	—	—	—	(2)
Stock-based compensation	253	—	—	—	—	—	253
Other comprehensive income, net of tax	—	—	2,349	459	71	—	2,879
Balance, September 30, 2017*	472,892	(240,304)	(16,202)	(35,736)	(1,591)	3,033	182,092
Net income (loss)	—	88,456	—	—	—	(130)	88,326
Restricted stock surrender	(6)	—	—	—	—	—	(6)
Stock-based compensation	270	—	—	—	—	—	270
Purchase of additional investment in subsidiary	—	—	—	—	—	264	264
Other comprehensive income, net of tax	—	—	726	458	592	—	1,776
Balance, December 31, 2017	$473,156	$(151,848)	$(15,476)	$(35,278)	$(999)	$3,167	$272,722

*Amounts may not equal column totals due to rounding

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2018 and 2017 (Unaudited)

(in thousands)	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES:
Net (loss) income	$(61,256)	$56,647
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	26,887	24,845
Debt amortization/interest	8,739	9,514
Debt retirement benefit	(1,754)	(2,975)
(Gain) loss on foreign currency transactions	(1,220)	4,951
Restructuring and asset impairment charges	3,390	—
Gain on sale of property, plant, and equipment	(2,155)	(89)
Gain on insurance proceeds received for destroyed buildings	(6,460)	—
Equity in net income of unconsolidated affiliates, net of dividends	(1,486)	(5,025)
Bad debt expenses (recovery)	2,136	(122)
Stock-based compensation	1,155	869
Changes in operating assets and liabilities, net	(317,612)	(519,946)
Other, net	11,143	1,129
Net cash used by operating activities	(338,493)	(430,202)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(35,327)	(17,395)
Proceeds from sale of property, plant, and equipment	5,179	1,832
Collections on beneficial interests on securitized trade receivables	171,565	183,610
Insurance proceeds received for destroyed buildings	6,460	—
Payments to acquire controlling interests, net of cash acquired	(8,692)	—
Payments to acquire equity method investment	—	(10,000)
Other, net	(886)	(119)
Net cash provided by investing activities	138,299	157,928

FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	173,548	48,159
Repayment of long-term borrowings	(25,132)	(34,961)
Debt issuance cost	(5,072)	(5,010)
Other, net	(459)	(72)
Net cash provided by financing activities	142,885	8,116

Effect of exchange rate changes on cash	5,160	978

Decrease in cash, cash equivalents, and restricted cash	(52,149)	(263,180)
Cash and cash equivalents at beginning of period	264,660	473,110
Restricted cash at beginning of period	3,373	2,309
Cash, cash equivalents, and restricted cash at end of period	$215,884	$212,239

Other information:
Cash paid for income taxes	$19,650	$12,719
Cash paid for interest	81,622	79,083
Cash received from interest	(2,340)	(1,647)
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	161,943	177,259

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

Segments

During the three months ended December 31, 2018, the Company realigned its reportable segments to reflect changes to how the business is managed and results are reviewed by the Company's chief operating decision maker. In connection with the "One Tomorrow Transformation" initiative, the Company changed its organizational structure to support its diversified business lines. Prior to the realignment, the Company assessed financial information based on geographic regions. The Company's diversification efforts have resulted in management placing emphasis on data by business line in addition to the historical focus by geography. As a result of this realignment, the reportable segments now include Leaf - North America, Leaf - Other Regions, and Other Products and Services. Prior period segment financial information has been revised to conform to the current year presentation.

Taxes Collected from Customers

Certain subsidiaries are subject to value-added taxes on local sales. The amounts included in sales and other operating revenues and cost of goods and services sold were $4,858 and $2,703 for the three months ended December 31, 2018 and 2017, respectively, and $14,692 and $13,801 for the nine months ended December 31, 2018 and 2017, respectively.

Restricted Cash

As of December 31, 2018 and 2017, and March 31, 2018, $1,220, $2,006 and $1,261 of cash was held on deposit as a compensating balance for short-term borrowings, respectively. As of December 31, 2018 and 2017, and March 31, 2018, zero, zero, and $1,487 of cash was restricted for capital investment, respectively. As of December 31, 2018 and 2017, and March 31, 2018, $2,314, zero, and zero of cash was held in escrow from receipt of customer payments.

As of December 31, 2018, the Company held $2,644 in the Zimbabwe Real Time Gross Settlement (“RTGS”) system. RTGS is a local currency equivalent that provides for exchange 1:1 with the U.S. Dollar ("USD"). In order to exchange RTGS units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

Property, Plant, and Equipment

Total property and equipment purchases for the nine months ended December 31, 2018 and 2017 included $1,501 and $279 that were unpaid and included in accounts payable, respectively. Property and equipment sales for the nine months ended December 31, 2018 and 2017 included $1,473 and zero that were uncollected and included in receivables, respectively.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized Interest

Interest is capitalized on significant construction in progress using the weighted average interest rate during the capitalization period. Interest of $1,578 and zero was capitalized for the three months and nine months ended December 31, 2018 and 2017, respectively. Capitalized interest of $1,197 is included in property, plant, and equipment, net in the condensed consolidated balance sheets. Capitalized interest of $381 is included in investments in unconsolidated affiliates in the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this guidance on April 1, 2018 for all contracts using the modified retrospective approach. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements. The adoption of this guidance resulted in additional disclosures. See "Note 2. Revenue Recognition" for more information.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes as of December 31, 2017 to the condensed consolidated statement cash flows: cash collections from beneficial interests of $183,610 was reclassified from operating activities to investing activities and $177,259 obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a non-cash disclosure.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes: a reclassification of $2,749 and $3,373 from other current and other long-term assets in total to separately stated line items for restricted cash in the condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, respectively; the change in restricted cash of $440 presented in investing activities in the consolidated statements of cash flows is eliminated as of December 31, 2017; and the inclusion of $2,749 of restricted cash in the calculation of cash, cash equivalents, and restricted cash at the end of the period in the condensed consolidated statements of cash flows as of December 31, 2017.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in a reclassification of $342 and $1,026 from selling, general, and administrative expenses to interest expense in the condensed consolidated statement of operations for the three months and nine months ended December 31, 2017, respectively. See "Note 13. Pension and Other Postretirement Benefits" for more information.

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

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Acts (the "Tax Act"). The tax effects unrelated to the Tax Act are released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach based on the nature of the underlying item. The Company adopted this guidance on December 31, 2018 using modified retrospective approach. The adoption of this guidance resulted in a reclassification of $2,931 of stranded tax effects from accumulated other comprehensive loss to retained deficit due to reduction in federal corporate tax rate. The stranded tax effects are derived from the deferred tax balance on pension obligations as a result of the lower U.S. Federal Corporate tax rate.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Subsequently, the FASB has issued ASUs which further clarify this guidance. ASU 2016-02 requires lessees to recognize right-of-use assets and liabilities arising from leases on the balance sheet. In addition, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance will be adopted using a modified retrospective approach and is effective for the Company on April 1, 2019. The Company has formed a project team to evaluate and implement this guidance. The Company has completed a scoping assessment of leasing arrangements and service agreements. The Company has elected to adopt an accounting policy for all asset classes to include both the lease and non-lease components as a single component and account for it as a lease. The Company has elected to utilize the transition practical expedients, as prescribed in ASC 842-10-65-1(f). The adoption of this guidance is expected to materially increase assets and liabilities on the consolidated balance sheets. The impact on our results of operations and cash flows is not expected to be material. The Company does not expect the adoption of this guidance to have a material impact on its existing debt covenants.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures, clarifies specific disclosure requirements, and adds disclosure requirements. This guidance will be adopted using a retrospective approach and is effective for the Company on March 31, 2020. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on April 1, 2020. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION

The Company derives revenue from contracts with customers, primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The Company does not disclose information related to its unsatisfied performance obligations with an expected duration of one year or less. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service to the customer occurs. For products, control is transferred and revenue is recognized at a point in time, in accordance with the shipping terms of the contract. For services, control is transferred and

2. REVENUE RECOGNITION (continued)

revenue is recognized over time using the input method based on a kilogram of packed tobacco. The Company applied a practical expedient to account for shipping and handling costs as costs to fulfill its performance obligations, irrespective of when control transfers. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the material and distinct performance obligation for the Company’s tobacco revenue streams; therefore, consideration is attributed to the performance of this obligation. Revenue is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services. Contract costs primarily include labor, material, shipping and handling, and overhead expenses. Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold.

The following disaggregates sales and other operating revenues by major source:

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Leaf - North America:
Product revenue	$60,280	$152,725
Processing and other revenues	17,570	29,039
Total sales and other operating revenues	77,850	181,764

Leaf - Other Regions:
Product revenue	432,423	977,503
Processing and other revenues	9,296	40,752
Total sales and other operating revenues	441,719	1,018,255

Other Products and Services:
Total sales and other operating revenues[1]	4,918	10,332

Total sales and other operating revenues	$524,487	$1,210,351
(1) Other products and services is primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue.

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process green tobacco owned and provided by the customers. During processing, ownership remains with the customers and the Company is engaged to perform processing services.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company records product and supply contract intangible assets for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and if such costs are material. The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. Capitalized costs to obtain a contract as of December 31, 2018 were $4,896 and classified as other intangible assets. See "Note 5. Goodwill and Intangibles” for more information.

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

2. REVENUE RECOGNITION (continued)

The following summarizes activity in the claims allowance:

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Balance, beginning of period	$1,360	$1,100
Additions	526	2,258
Payments	(476)	(1,948)
Balance, end of period	$1,410	$1,410

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables, net balance. The Company determines the allowance based on historical experience, and other currently available information. The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Balance, beginning of period	$(7,324)	$(7,055)
Additions	(1,774)	(2,136)
Writes-offs	(15)	78
Balance, end of period	(9,113)	(9,113)
Trade receivables	277,860	277,860
Trade receivables, net	$268,747	$268,747

3. INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of December 31, 2018, the Company’s unrecognized tax benefits totaled $9,153, of which $8,912 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2018, accrued interest and penalties totaled $1,176 and $939, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

During the nine months ended December 31, 2018, the Company reached an income tax settlement with the Kenyan Revenue Authority for $1,166. An uncertain tax position had previously been recorded of $2,692, which resulted in a favorable adjustment to tax expense (as the amount was settled for less than it was accrued) which totaled $1,526. Furthermore, the Company recorded additional unrecognized tax benefits of $1,987 for a return position taken in Kenya related to currency exchange losses on its amended Kenyan tax return for years 2013 - 2015. In addition, the Company entered into negotiations with the Zimbabwe Revenue Authority during its amnesty program to settle asserted issues. The Company has thus far paid $2,988 and has accrued another $964 in anticipation of the settlement. These amounts have not previously been accrued as an uncertain tax position.

The Company does not currently foresee any changes in the amount of its unrecognized tax benefits in the next twelve months but acknowledges circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly has not

3. INCOME TAXES (continued)

recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2018, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2015; however, the Company's net operating loss carryovers from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Enactment of Tax Cuts and Jobs Act (“Tax Act”)

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740—Income Taxes. As a result of the Tax Act, and in accordance with SAB 118, the Company recorded provisional tax expense in the three months ended December 31, 2017 related to the deemed repatriation tax, the revaluation of deferred tax assets, and adjustments to liabilities related to the repatriation of foreign earnings.

During the nine months ended December 31, 2018, the Company recorded adjustments to the provisional tax expense initially recorded in the December 31, 2017 financial statements upon adoption of the Tax Act. An adjustment of $1,827 was made, increasing the deemed repatriation tax liability. As a result of this adjustment, deferred taxes related to future remittances of foreign earnings were impacted by an immaterial amount. The changes were a result of additional regulatory guidance that was issued, as well as further analysis of the Tax Act and the Company’s facts and circumstances. Additionally, the Company will continue to be impacted by the expanded interest limitation and the tax on Global Intangible Low-Taxed Income (“GILTI”), which the Company has elected to treat as a period cost if and when incurred. As of December 31, 2018, the Company has completed the accounting for the income tax effects of the Tax Act.

Provision for the Nine Months Ended December 31, 2018

The effective tax rate used for the nine months ended December 31, 2018 and 2017 was (65.3)% and 396.4%, respectively. The primary difference in the effective tax rate this year compared to last year is the impact of U.S. tax reform, which resulted in a change in the taxability of operations, principally due to the impact of the new section 163(j) interest addback and GILTI. The impact was accentuated by the net foreign exchange effects. The significant difference in the effective tax rate for the nine months ended December 31, 2018 from the U.S. federal statutory rate is primarily due to the impact of U.S. tax reform and changes resulting from net foreign exchange effects.

The Company's quarterly provision for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. Consistent with the period ended September 30, 2018, the Company recorded its interim income tax provision using the discrete method as of December 31, 2018, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the discrete method, rather than the AETR method, due to significant variations in income tax expense, primarily driven by U.S. tax reform, relative to projected annual pre-tax income (loss) that would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. Using the discrete method, the Company determined current and deferred income tax expense as if the interim period were an annual period.

4. GUARANTEES

The following summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2018	December 31, 2017	March 31, 2018
Amounts guaranteed (not to exceed)	$176,762	$165,333	$150,900
Amounts outstanding under guarantee	79,336	96,154	126,835
Fair value of guarantees	2,890	2,913	5,864

Of the guarantees outstanding at December 31, 2018, most expire within one year. As of December 31, 2018 and 2017, and March 31, 2018, respectively, the Company had balances of zero, zero, and $14,807 due to local banks on behalf of suppliers included in accounts payable in the condensed consolidated balance sheets.

5. GOODWILL AND INTANGIBLES

The following summarizes goodwill and other intangible assets:

	December 31, 2018
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.77 years	$58,530	$5,450	$(28,021)	$—	$35,959
Production and supply contracts	3.10 years	14,893	—	(9,997)	—	4,896
Internally developed software	3.66 years	18,812	759	(18,229)	—	1,342
Licenses	19.11 years	30,339	17	(1,277)	(1,655)	27,424
Trade names	7.25 years	—	500	(47)	—	453
Intangibles not subject to amortization:
Goodwill		27,546	7,174	—	(611)	34,109
Total		$150,120	$13,900	$(57,571)	$(2,266)	$104,183

	March 31, 2018
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.85 years	$58,530	$—	$(25,005)	$33,525
Production and supply contracts	3.82 years	14,893	—	(8,774)	6,119
Internally developed software	2.82 years	18,581	231	(17,828)	984
Licenses	19.84 years	—	30,339	(243)	30,096
Intangibles not subject to amortization:
Goodwill		16,463	11,083	—	27,546
Total		$108,467	$41,653	$(51,850)	$98,270

The following summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software*	Licenses	Trade Names	Total
January 1, 2019 through March 31, 2019	$1,005	$516	$139	$360	$16	$2,036
2020	4,022	1,741	445	1,439	63	7,710
2021	4,022	1,397	284	1,439	63	7,205
2022	4,022	1,242	211	1,437	63	6,975
2023	4,022	—	179	1,434	63	5,698
Later	18,866	—	84	21,315	185	40,450
	$35,959	$4,896	$1,342	$27,424	$453	$70,074
*Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2018. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in multiple entities that primarily procure or process inventory on behalf of the Company  and other parties or are securitization entities. These variable interests relate to equity investments, advances, guarantees made by the Company, and securitized receivables. The Company is not the primary beneficiary of the majority of its variable interests in variable interest entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors’ structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice Co., LLC, a consolidated entity for which the related intercompany accounts and transactions have been eliminated.

As of December 31, 2018 and 2017, and March 31, 2018, the Company’s investment in variable interest entities was $62,156, $66,287, and $64,208, respectively, and is classified as investments in unconsolidated affiliates in the condensed consolidated balance sheets. The Company’s advances to these variable interest entities as of December 31, 2018 and 2017, and March 31, 2018 were $2,817, $9,832, and $5,895, respectively, and classified as accounts receivable, related parties in the condensed consolidated balance sheets. The Company guaranteed an amount to two variable interest entities not to exceed $73,278, $73,223, and $65,487 as of December 31, 2018 and 2017, and March 31, 2018, respectively. The investments, advances, guarantees, and the deferred purchase price on the sale of securitized receivables disclosed in "Note 16. Sale of Receivables" in these variable interest entities represent the Company’s maximum exposure to loss.

7. SEGMENT INFORMATION

The Company's operations are managed and reported in ten operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. In reviewing operations, the Company concluded that the economic characteristics of Leaf - North America operations were dissimilar from the other Leaf geographic operating segments in Africa, Asia, Europe, and South America, which have been consolidated into one reportable segment "Leaf - Other Regions". The five other operating segments are aggregated into the "Other Products and Services" reportable segment as they do not meet the quantitative thresholds to be individually reportable. These segment groupings are consistent with information used by the chief operating decision maker to assess performance and allocate resources.

The types of products and services from which each reportable segment derives its revenues are as follows:

•Leaf - North America ships tobacco to manufacturers of cigarettes and other consumer tobacco products around the world. In addition, Leaf - North America is more highly concentrated on processing and other activities compared to the rest of the world.

•Leaf - Other Regions ships tobacco to manufacturers of cigarettes and other consumer tobacco products around the world. In addition, the Leaf - Other Regions sell a small amount of processed but un-threshed flue-cured and burley tobacco in loose-leaf and bundle form to certain customers.

•Other Products and Services primarily consists of cannabis and e-liquid products. Cannabis was legalized for adult use in Canada on October 17, 2018. The Company's cannabis products have been sold primarily to municipally-owned retailers in the Canadian market. E-liquids products are sold to consumers via e-commerce platforms and other distribution channels, and retail stores.

The Company evaluates the operating performance of its segments based upon information included in management reports. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses. Other than those described previously, the accounting policies of each segment are the same and are described in "Note 1. Basis of Presentation and Significant Accounting Policies".

7. SEGMENT INFORMATION (continued)

The following summarizes segment information and includes information for periods other than the three and nine months ended December 31, 2018 and 2017 in light of the segment re-alignment:

	Three Months Ended December 31,
	2018	2017	2016
Sales and other operating revenues:
Leaf - North America	$77,850	$120,689	$108,869
Leaf - Other Regions	441,719	357,094	345,666
Other Products and Services	4,918	—	—
Total sales and other operating revenues	$524,487	$477,783	$454,535

Operating income (loss):
Leaf - North America	$2,870	$7,340	$5,685
Leaf - Other Regions	44,133	32,897	34,390
Other Products and Services	(7,648)	—	—
Total operating income	$39,355	$40,237	$40,075

	Nine Months Ended December 31,
	2018	2017	2016
Sales and other operating revenues:
Leaf - North America	$181,764	$245,307	$217,629
Leaf - Other Regions	1,018,255	956,808	887,431
Other Products and Services	10,332	—	—
Total sales and other operating revenues	$1,210,351	$1,202,115	$1,105,060

Operating income (loss):
Leaf - North America	$7,888	$13,463	$8,366
Leaf - Other Regions	70,010	65,665	45,480
Other Products and Services	(21,265)	—	—
Total operating income	$56,633	$79,128	$53,846

	Years Ended March 31,
	2018	2017
Sales and other operating revenues:
Leaf - North America	$451,383	$396,217
Leaf - Other Regions	1,394,048	1,318,533
Other Products and Services	535	—
Total sales and other operating revenues	$1,845,966	$1,714,750

Operating income (loss):
Leaf - North America	$26,446	$15,333
Leaf - Other Regions	88,742	72,009
Other Products and Services	(3,284)	—
Total operating income	$111,904	$87,342

7. SEGMENT INFORMATION (continued)

	December 31, 2018				December 31, 2017
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Total assets	$318,295	$1,598,879	$106,545	$2,023,719	$495,950	$1,558,238	$—	$2,054,188
Trade and other receivables, net	22,724	266,104	1,224	290,052	34,042	206,775	—	240,817
Goodwill	2,795	13,669	17,645	34,109	2,794	13,669	—	16,463
Equity in net assets of investee companies	—	55,283	12,285	67,568	—	56,808	9,479	66,287
Depreciation and amortization	5,365	19,398	2,124	26,887	5,572	19,273	—	24,845
Capital expenditures*	3,011	13,263	18,900	35,174	4,461	12,801	—	17,262
*Capital expenditures in this table are presented as activity for the nine months ended December 31, 2018 and 2017.

	March 31, 2018				March 31, 2017
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Total assets	$366,495	$1,528,859	$71,277	$1,966,631	$375,782	$1,596,090	$—	$1,971,872
Trade and other receivables, net	46,096	257,968	335	304,399	40,212	213,973	—	254,185
Goodwill	2,795	13,669	11,082	27,546	2,794	13,669	—	16,463
Equity in net assets of investee companies	—	57,434	9,935	67,369	—	51,832	(389)	51,443
Depreciation and amortization	7,435	25,754	409	33,598	7,543	26,933	—	34,476
Capital expenditures	4,649	17,017	1,632	23,298	3,638	9,099	—	12,737

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding, net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 as of December 31, 2018 and 2017. This subsidiary waives its right to receive dividends and it does not have the right to vote these shares.

Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share as of December 31, 2018 and 2017. Diluted net loss per share as of December 31, 2018 was the same as basic net loss per share as the effects of potentially dilutive items were antidilutive given the Company’s net loss.

8. EARNINGS PER SHARE (continued)

The following summarizes the computation of earnings per share:

	Three Months Ended December 31,			Nine Months Ended December 31,
(in thousands, except per share data)	2018		2017	2018		2017
Basic (loss) income per share:
Net (loss) income attributable to Pyxus International, Inc.	$(5,095)		$88,456	$(60,487)		$56,936
Shares:
Weighted average number of shares outstanding	9,068		9,001	9,048		8,982
Basic (loss) income per share	$(0.56)		$9.83	$(6.69)		$6.34

Diluted (loss) income per share:
Net (loss) income attributable to Pyxus International, Inc.	$(5,095)		$88,456	$(60,487)		$56,936
Shares:
Weighted average number of shares outstanding	9,068		9,001	9,048		8,982
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	28	—	*	27
Adjusted weighted average number of shares outstanding	9,068		9,029	9,048		9,009
Diluted (loss) income per share	$(0.56)		$9.80	$(6.69)		$6.32
*All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

Net income for the three and nine months ended December 31, 2017 were favorably impacted by a net tax benefit of $73.3 million primarily attributable to the impact of the 2017 U.S. Tax Reform Act.

9. STOCK-BASED COMPENSATION

The following summarizes the Company's stock-based compensation expense related to awards granted under its various employee and non-employee stock incentive plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$402	$271	$1,155	$869
Stock-based compensation expense payable in cash	—	—	—	54

The following summarizes the Company's stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2018	2017	2018	2017
Restricted stock
Number granted	13	7	26	22
Grant date fair value	$11.86	$13.25	$17.04	$12.85
Restricted stock units
Number granted	5	—	66	57
Grant date fair value	$14.32	$—	$15.94	$11.75
Performance-based stock units
Number granted	—	—	30	29
Grant date fair value	$—	$—	$16.00	$11.75

Restricted stock units granted during the nine months ended December 31, 2018 vest ratably over a three-year period.

10. CONTINGENCIES AND OTHER INFORMATION

The government in the Brazilian State of Parana issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,399 and the total assessment including penalties and interest at December 31, 2018 is $11,743. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina and the State of Rio Grande do Sul. These jurisdictions permit the sale or transfer of excess credits to third parties. However, approval must be obtained from the tax authorities. The Company has an agreement with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $7,138 as of December 31, 2018, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

11. DEBT ARRANGEMENTS

ABL Facility

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and

11. DEBT ARRANGEMENTS (continued)

also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of December 31, 2018, the Company did not satisfy this fixed charge coverage ratio.

The Company may not satisfy this ratio from time to time and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Senior Secured Second Lien Notes

During the nine months ended December 31, 2018, the Company purchased $27,260 of its existing 9.875% senior secured second lien notes on the open market. The purchased securities were canceled leaving $635,686 of the Second Lien Notes outstanding at December 31, 2018. Related discounts were $2,293 resulting in net cash repayment of $24,967 and recorded in repayment of long-term borrowings in the condensed consolidated statements of cash flows. Associated costs paid were $68 and deferred financing costs and amortization of original issue discount of $472 were accelerated.

12. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2018 and 2017, accumulated other comprehensive loss includes $2,307 and $999, net of tax of $613 and zero, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $458 and $1,445 in its cost of goods and services sold for the three months and nine months ended December 31, 2018, respectively. For the nine months ended December 31, 2018, $987 was from the discontinuance of a portion of the Company’s cash flow hedges. The Company recorded losses of $656 and $598 in its cost of goods and services sold for the three months and nine months ended December 31, 2017, respectively. The Company recorded a current derivative asset of $1,029, zero, and zero as of December 31, 2018 and 2017, and March 31, 2018, respectively, included on the condensed consolidated balance sheets.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Service cost	$120	$116	$359	$349
Interest expense:
Interest expense	1,155	1,063	3,464	3,189
Expected return on plan assets	(1,286)	(1,264)	(3,858)	(3,793)
Amortization of prior service cost	11	10	32	31
Settlement loss	91	—	609	—
Actuarial loss	422	511	1,267	1,533
Net periodic pension cost	$513	$436	$1,873	$1,309

	Other Postretirement Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Service cost	$4	$3	$11	$10
Interest expense:
Interest expense	83	85	248	254
Amortization of prior service cost	(177)	(178)	(532)	(533)
Actuarial loss	109	115	328	345
Net periodic pension cost	$19	$25	$55	$76

13. PENSION AND OTHER POSTRETIREMENT BENEFITS (continued)

For the nine months ended December 31, 2018, contributions were made to pension plans and postretirement health and life insurance benefits of approximately $4,629 and $261, respectively. Additional contributions to pension plans and postretirement health and life insurance benefits of approximately $2,101 and $256, respectively, are expected during the remainder of fiscal 2019. During the three months and nine months ended December 31, 2018, the Company's cash payments activity triggered settlement accounting, which resulted in $91 and $609 of settlement loss recorded in interest expense, respectively.

14. INVENTORIES

The following summarizes the Company’s costs in inventory:

	December 31, 2018	December 31, 2017	March 31, 2018
Processed	$697,614	$786,227	$468,208
Unprocessed	109,351	98,800	204,149
Other	20,817	20,653	25,730
Total inventory	$827,782	$905,680	$698,087

15. OTHER COMPREHENSIVE (LOSS) INCOME

The movements in accumulated other comprehensive loss and the related tax effects that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive income. The following summarizes the components reclassified from accumulated other comprehensive loss to earnings:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Pension and other postretirement benefits*:
Actuarial loss	$534	$626	$1,601	$1,878
Amortization of prior service cost	(167)	(167)	(502)	(502)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	367	459	1,099	1,376
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(82)	—	(246)	—
Amounts reclassified from accumulated other comprehensive loss to net income, net	$285	$459	$853	$1,376
*Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 13. Pension and Other Postretirement Benefits" for more information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. During the nine months ended December 31, 2018, the investment limit of this program was decreased from $155,000 trade receivables to $125,000 trade receivables. Under the second facility, the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of December 31, 2018, the investment limit under the second facility was $125,000 trade receivables.

The Company is the servicer of both facilities and may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been increased by $78 as of December 31, 2018 and reduced by $7,953 and $10,858 as of December 31, 2017 and March 31, 2018, respectively.

16. SALE OF RECEIVABLES (continued)

The following summarizes the accounts receivable securitization information:

	December 31,		March 31,
	2018	2017	2018
Receivables outstanding in facility	$92,445	$125,581	$228,621
Beneficial interest	24,659	26,272	48,715
Servicing liability	26	55	81

Cash proceeds:
Cash purchase price	$416,526	$402,402	$694,517
Deferred purchase price	171,565	183,610	263,670
Service fees	435	359	473
Total	$588,526	$586,371	$958,660

17. FAIR VALUE MEASUREMENTS

The following summarizes the items measured at fair value on a recurring basis:

	December 31, 2018			December 31, 2017			March 31, 2018
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$1,029	$—	$1,029	$—	$—	$—	$—	$—	$—
Securitized beneficial interests	—	24,659	24,659	—	26,272	26,272	—	48,715	48,715
Total assets	$1,029	$24,659	$25,688	$—	$26,272	$26,272	$—	$48,715	$48,715
Liabilities
Long-term debt	$742,047	$708	$742,755	$877,647	$—	$877,647	$911,264	$895	$912,159
Guarantees	—	2,890	2,890	—	2,913	2,913	—	5,864	5,864
Total liabilities	$742,047	$3,598	$745,645	$877,647	$2,913	$880,560	$911,264	$6,759	$918,023

Level 2 measurements

•Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations whose inputs are observable. The primary inputs to the valuation include market expectations, the Company's credit risk, and the contractual terms of the debt instrument.
•Derivatives: The fair value of derivatives is based on the discounted cash flow analysis of the expected future cash flows. The primary inputs to the valuation include forward yield curves, implied volatilities, LIBOR rates, and credit valuation adjustments.

Level 3 measurements

•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates of 15.0% to 70.0% and the Company’s historical loss rates of 2.4% to 10.0% as of December 31, 2018. The historical loss rate was weighted by the principal balance of the loans.
•Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 64 to 73 days and discount rates of 5.0% to 7.3% as of December 31, 2018. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

17. FAIR VALUE MEASUREMENTS (continued)

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$17,512	$1,861	$48,715	$5,864
Issuances of sales of receivables/guarantees	71,047	1,585	161,943	2,988
Settlements	(62,432)	(569)	(183,450)	(6,109)
(Losses) gains recognized in earnings	(1,468)	13	(2,549)	147
Ending balance	$24,659	$2,890	$24,659	$2,890

	Three Months Ended December 31, 2017		Nine Months Ended December 31, 2017
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning balance	$23,668	$2,770	$38,206	$7,126
Issuances of sales of receivables/guarantees	66,496	1,128	177,259	3,193
Settlements	(62,407)	(993)	(186,582)	(6,946)
Losses recognized in earnings	(1,485)	8	(2,611)	(460)
Ending balance	$26,272	$2,913	$26,272	$2,913

The change in unrealized losses for securitized beneficial interests as of December 31, 2018 and 2017, and March 31, 2018 were $643, $650, and $2,531, respectively.

18. RELATED PARTY TRANSACTIONS

The following summarizes sales and purchases with related parties:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Sales	$475	$447	$14,238	$23,503
Purchases	46,281	35,563	98,784	73,500

During the three months ended December 31, 2018, the Company determined that purchases with related parties reported in its related party transactions footnote in the financial statements for the three and six months ended September 30, 2018, included in its Form 10-Q for the period then ended, were not properly stated, which resulted in an understatement of the related party purchases. This change did not impact the condensed consolidated balance sheets, condensed consolidated statements of operations or the condensed consolidated statements of cash flows for any period. The revised purchases with related parties for the three and six months ended September 30, 2018 were $21,042 and $52,503, respectively.

19. INVESTEE COMPANIES

The following summarizes the Company's equity method investments as of December 31, 2018:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	7,475
Criticality LLC	U.S.	extraction of cannabidiol from industrial hemp	40%	381
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	2,150
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

20. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to focus on efficiency and cost improvements. During the nine months ended December 31, 2018, the Company continued to respond to changes in the business, with two cost-saving and restructuring initiatives. The first initiative involves the closing of one of its foreign processing facilities in order to process tobacco in the affected area under a third-party processing arrangement going forward. The second initiative involves the consolidation of the Company's U.S. green tobacco processing operations into its Wilson, North Carolina facility and the repurposing of its Farmville, North Carolina facility for storage and special projects. The following summarizes restructuring and impairment charges:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Employee separation charges	$1,122	$—	$2,499	$—
Asset impairment and other non-cash charges	545	—	891	—
Restructuring and asset impairment charges	$1,667	$—	$3,390	$—

The following summarizes the liability for employee separation charges recorded in the Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018		2017		2018		2017
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$107	$889	$—	$—	$—	$107	$—	$—
Accruals	892	230	—	—	1,139	1,360	—	—
Payments	(73)	(328)	—	—	(213)	(676)	—	—
Ending balance	$926	$791	$—	$—	$926	$791	$—	$—

There was no liability for employee separation charges recorded in the Other Products and Services segment.

20. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (continued)

The following summarizes the asset impairment and other non-cash charges by segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Leaf - North America	$545	$—	$545	$—
Leaf - Other Regions	—	—	346	—
Total	$545	$—	$891	$—

There were no asset impairments or other non-cash charges recorded in the Other Products and Services segment.

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW:

Our company changed its name from Alliance One International, Inc. to Pyxus International, Inc. on September 12, 2018. The following executive overview for the period ended December 31, 2018 is intended to provide highlights of the discussion and analysis that follows.

Financial Results

Despite challenges impacting the North America market, including Hurricane Florence and foreign tariffs on U.S. tobacco, our leaf business’s third quarter was one of the strongest we have had in four fiscal years, with sales and other operating revenues increasing to $524.5 million, a 9.8% increase from the same period last year. Gross profit as a percent of sales decreased from 15.4% for the three months ended December 31, 2017 to 14.2% for the three months ended December 31, 2018. This decrease was primarily due to unfavorable changes in product mix in North America and South America, higher conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size, and higher conversion costs in South America attributable to crop size normalization. Total selling, general and administrative expense ("SG&A") increased $7.4 million or 21.6% from $34.3 million for the three months ended December 31, 2017 to $41.7 million for the three months ended December 31, 2018. SG&A as a percent of sales increased from 7.2% for the three months ended December 31, 2017 to 8.0% for the three months ended December 31, 2018. These increases were primarily due to the inclusion of new start-up business ventures in the current year and increased costs associated with developing and supporting these new business ventures. This quarter’s performance was also impacted by restructuring and asset impairment charges of $1.7 million, related to the consolidation of our U.S. green tobacco processing operations.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. During the three months and nine months ended December 31, 2018, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $9.4 million and $27.3 million of our 9.875% senior secured second lien notes, respectively, leaving $635.7 million outstanding as of December 31, 2018. As of December 31, 2018, the Company's available credit lines, letters of credit, and cash totaled $527.8 million. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

It has been one year since we announced our "One Tomorrow" transformation plan, in which we revealed our pursuit of future growth opportunities and commitment to reshape our brand as the trusted provider of responsibly produced, independently verified, sustainable, and traceable agricultural products and services. Since that time, we have made tremendous progress developing higher margin, fast-growing categories and building upon the strength of our leaf operations, all while maintaining our commitment to delivering the high-quality products and services our customers expect from us.

We remain committed to the aggressive development of our global specialty product lines and strengthening our core competencies to drive improved operational and financial performance. Farmers are at the heart of everything we do and we continue to explore additional value-added products that will allow them to further expand and diversify their income. Driven by our united purpose of transforming people’s lives so that together we can grow a better world, we plan to continue making progress in execution of our ‘One Tomorrow’ strategy and accelerating value creation for all stakeholders.

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended December 31,
(in millions)		Change
(percentage change is calculated based on thousands)	2018	$	%	2017
Sales and other operating revenues	$524.5	$46.7	9.8	$477.8
Cost of goods and services sold	449.8	45.5	11.3	404.3
Gross profit	74.7	1.2	1.6	73.5
Selling, general, and administrative expenses	41.7	7.4	21.6	34.3
Other income, net	8.0	7.0	700.0	1.0
Restructuring and asset impairment charges	1.7	1.7	100.0	—
Operating income*	39.4	(0.8)	(2.0)	40.2
Debt retirement expense (income)	(1.3)	(1.3)	(100.0)	—
Interest expense	33.9	0.3	0.9	33.6
Interest income	1.0	0.4	66.7	0.6
Income tax expense (benefit)	17.4	90.7	123.7	(73.3)
Equity in net income of investee companies	4.7	(3.1)	(39.7)	7.8
Net income (loss) attributable to noncontrolling interests	0.1	0.2	200.0	(0.1)
Net (loss) income attributable to Pyxus International, Inc.*	$(5.1)	$(93.6)	(105.8)	$88.5

* Amounts may not equal column totals due to rounding

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Sales and other operating revenues increased $46.7 million or 9.8% from $477.8 million for the three months ended December 31, 2017 to $524.5 million for the three months ended December 31, 2018. This increase was primarily due to a 14.2% increase in volume attributable to larger crop sizes in Africa. This increase was partially offset by delayed tobacco shipments in South America, lower volume in North America attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco, and a decrease in average sales price of 6.1%.

Cost of goods sold increased $45.5 million or 11.3% from $404.3 million for the three months ended December 31, 2017 to $449.8 million for the three months ended December 31, 2018. This increase was primarily due to the increase in volume.

Gross profit as a percent of sales decreased from 15.4% for the three months ended December 31, 2017 to 14.2% for the three months ended December 31, 2018. This decrease was primarily due to unfavorable changes in product mix in North America and South America, higher conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size, and higher conversion costs in South America attributable to crop size normalization.

Selling, general, and administrative expense ("SG&A") increased $7.4 million or 21.6% from $34.3 million for the three months ended December 31, 2017 to $41.7 million for the three months ended December 31, 2018. SG&A as a percent of sales increased from 7.2% for the three months ended December 31, 2017 to 8.0% for the three months ended December 31, 2018. These increases were primarily due to the inclusion of new start-up business ventures in the current year and increased costs associated with developing and supporting these new business ventures.

Other income, net increased $7.0 million or 700.0% from $1.0 million for the three months ended December 31, 2017 to $8.0 million for the three months ended December 31, 2018. This increase was primarily due to the receipt of final insurance proceeds from the fiscal 2016 fire in Zimbabwe.

Restructuring and asset impairment charges of $1.7 million for the three months ended December 31, 2018 were primarily related to a cost-saving and restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects.

RESULTS OF OPERATIONS (continued)

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017 (continued)

Leaf - North America Supplemental Information
	Three Months Ended December 31,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	11.1	(5.1)	(31.5)	16.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$60.3	$(42.6)	(41.4)	$102.9
Average price per kilo	5.43	(0.92)	(14.5)	6.35
Processing and other revenues	17.6	(0.2)	(1.1)	17.8
Total sales and other operating revenues	77.9	(42.8)	(35.5)	120.7
Tobacco cost of goods sold:
Tobacco costs	49.0	(41.9)	(46.1)	90.9
Transportation, storage, and other period costs	3.2	(0.9)	(22.0)	4.1
Derivative financial instrument and exchange losses (gains)	(0.1)	0.6	85.7	(0.7)
Total tobacco cost of goods sold	52.1	(42.2)	(44.8)	94.3
Average cost per kilo	4.69	(1.13)	(19.4)	5.82
Processing and other revenues cost of services sold	17.1	3.5	25.7	13.6
Total cost of goods and services sold	69.2	(38.7)	(35.9)	107.9
Gross profit	8.7	(4.1)	(32.0)	12.8
Selling, general, and administrative expenses	4.3	(1.1)	(20.4)	5.4
Other (expense) income, net	(0.1)	(0.1)	(100.0)	—
Restructuring and asset impairment charges	1.5	1.5	100.0	—
Operating income	$2.8	$(4.6)	(62.2)	$7.4

Sales and other operating revenues decreased $42.8 million or 35.5% from $120.7 million for the three months ended December 31, 2017 to $77.9 million for the three months ended December 31, 2018. This decrease was primarily due to lower volume in North America attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco.

Cost of goods sold decreased $42.2 million or 44.8% from $94.3 million for the three months ended December 31, 2017 to $52.1 million for the three months ended December 31, 2018. This decrease was primarily due to the decrease in volume.

Gross profit as a percent of sales increased from 10.6% for the three months ended December 31, 2017 to 11.2% for the three months ended December 31, 2018. This increase was primarily due to favorable changes in product mix. This increase was partially offset by higher conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size.

SG&A decreased $1.1 million or 20.4% from $5.4 million for the three months ended December 31, 2017 to $4.3 million for the three months ended December 31, 2018. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales increased from 4.5% for the three months ended December 31, 2017 to 5.5% for the three months ended December 31, 2018. This increase was primarily due to the decrease in sales.

Restructuring and asset impairment charges of $1.5 million for the three months ended December 31, 2018 were related to a restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects.

RESULTS OF OPERATIONS (continued)

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017 (continued)

Leaf - Other Regions Supplemental Information
	Three Months Ended December 31,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	106.0	19.7	22.8	86.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$432.4	$76.2	21.4	$356.2
Average price per kilo	4.08	(0.05)	(1.2)	4.13
Processing and other revenues	9.3	8.4	933.3	0.9
Total sales and other operating revenues	441.7	84.6	23.7	357.1
Tobacco cost of goods sold:
Tobacco costs	345.3	70.6	25.7	274.7
Transportation, storage, and other period costs	22.2	1.4	6.7	20.8
Derivative financial instrument and exchange losses (gains)	2.9	2.4	480.0	0.5
Total tobacco cost of goods sold	370.4	74.4	25.1	296.0
Average cost per kilo	3.49	0.06	1.7	3.43
Processing and other revenues cost of services sold	7.1	6.7	1675.0	0.4
Total cost of goods and services sold	377.5	81.1	27.4	296.4
Gross profit	64.2	3.5	5.8	60.7
Selling, general, and administrative expenses	27.8	(1.1)	(3.8)	28.9
Other income, net	7.9	6.9	690.0	1.0
Restructuring and asset impairment charges	0.2	0.2	100.0	—
Operating income	$44.1	$11.3	34.5	$32.8

Sales and other operating revenues increased $84.6 million or 23.7% from $357.1 million for the three months ended December 31, 2017 to $441.7 million for the three months ended December 31, 2018. This increase was primarily due to higher volume in Africa attributable to larger crop sizes. This increase was partially offset by delayed tobacco shipments in South America.

Cost of goods sold increased $74.4 million or 25.1% from $296.0 million for the three months ended December 31, 2017 to $370.4 million for the three months ended December 31, 2018. This increase was primarily due to the increase in volume.

Gross profit as a percent of sales decreased from 17.0% for the three months ended December 31, 2017 to 14.5% for the three months ended December 31, 2018. This decrease was primarily due to unfavorable changes in product mix in South America, higher conversion costs in South America attributable to crop size normalization, and the exchange impact on local currency denominated costs, primarily in Europe. This decrease was partially offset by lower conversion costs in Africa attributable to larger crop sizes.

SG&A decreased $1.1 million or 3.8% from $28.9 million for the three months ended December 31, 2017 to $27.8 million for the three months ended December 31, 2018. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales decreased from 8.1% for the three months ended December 31, 2017 to 6.3% for the three months ended December 31, 2018. This decrease was primarily due to the increase in sales.

Other income, net increased $6.9 million or 690.0% from $1.0 million for the three months ended December 31, 2017 to $7.9 million for the three months ended December 31, 2018. This increase was primarily due to the receipt of final insurance proceeds from the fiscal 2016 fire in Zimbabwe.

RESULTS OF OPERATIONS (continued)

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017 (continued)

Other Products and Services Supplemental Information
	Three Months Ended December 31,
(in millions)		Change
	2018	$	%	2017
Sales and other operating revenues	$4.9	$4.9	100.0	$—
Cost of goods and services sold	3.1	3.1	100.0	—
Gross profit	1.8	1.8	100.0	—
Selling, general, and administrative expenses	9.6	9.6	100.0	—
Other income, net	0.2	0.2	100.0	—
Restructuring and asset impairment charges	—	—	—	—
Operating loss	$(7.6)	$(7.6)	(100.0)	$—

Sales and other operating revenues of $4.9 million for the three months ended December 31, 2018 were primarily related to cannabis and e-liquids product revenue. The cannabis revenue was attributable to sales of legal medicinal and recreational cannabis in the Canadian market. The e-liquids product revenue was attributable to sales of e-liquid products in the U.S. market.

Gross profit as a percent of sales was 36.7% for the three months ended December 31, 2018.

SG&A of $9.6 million for the three months ended December 31, 2018 was related to the inclusion of these new start-up business ventures in the current year and increased costs associated with developing and supporting these new business ventures.

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Nine Months Ended December 31,
(in millions)		Change
(percentage change is calculated based on thousands)	2018	$	%	2017
Sales and other operating revenues	$1,210.4	$8.3	0.7	$1,202.1
Cost of goods and services sold	1,045.0	14.4	1.4	1,030.6
Gross profit	165.4	(6.1)	(3.6)	171.5
Selling, general, and administrative expenses	118.8	16.6	16.2	102.2
Other income, net	13.5	3.6	36.4	9.9
Restructuring and asset impairment charges	3.4	3.4	100.0	—
Operating income*	56.6	(22.5)	(28.4)	79.1
Debt retirement expense (income)	(1.8)	1.2	40.0	(3.0)
Interest expense	102.2	1.1	1.1	101.1
Interest income	2.6	0.3	13.0	2.3
Income tax expense (benefit)	26.9	93.1	140.6	(66.2)
Equity in net income of investee companies	6.9	(0.2)	(2.8)	7.1
Net income attributable to noncontrolling interests	(0.8)	(0.5)	(166.7)	(0.3)
Net (loss) income attributable to Pyxus International, Inc.*	$(60.5)	$(117.4)	(206.3)	$56.9

* Amounts may not equal column totals due to rounding

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

Sales and other operating revenues increased $8.3 million or 0.7% from $1,202.1 million for the nine months ended December 31, 2017 to $1,210.4 million for the nine months ended December 31, 2018. This increase was primarily due to a 5.0% increase in volume attributable to larger crop sizes in Africa. This increase was partially offset by delayed tobacco shipments in South America, lower volume in North America attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco, and a decrease in average sales price of 4.7%.

Cost of goods sold increased $14.4 million or 1.4% from $1,030.6 million for the nine months ended December 31, 2017 to $1,045.0 million for the nine months ended December 31, 2018. This increase was primarily due to the increase in volume.

Gross profit as a percent of sales decreased from 14.3% for the nine months ended December 31, 2017 to 13.7% for the nine months ended December 31, 2018. This decrease was primarily due to higher conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size, unfavorable changes in product mix in South America, and the exchange impact on local currency denominated costs, primarily in Europe.

SG&A increased $16.6 million or 16.2% from $102.2 million for the nine months ended December 31, 2017 to $118.8 million for the nine months ended December 31, 2018. SG&A as a percent of sales increased from 8.5% for the nine months ended December 31, 2017 to 9.8% for the nine months ended December 31, 2018. These increases were primarily due to the inclusion of new start-up business ventures in the current year and increased costs associated with developing and supporting these new business ventures.

Other income, net increased $3.6 million or 36.4% from $9.9 million for the nine months ended December 31, 2017 to $13.5 million for the nine months ended December 31, 2018. This increase was primarily due to the receipt of final insurance proceeds from the fiscal 2016 fire in Zimbabwe.

Restructuring and asset impairment charges of $3.4 million for the nine months ended December 31, 2018 were primarily related to a restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects, and the decision to close one of the Company’s foreign processing facilities and process tobacco in the affected area under a third-party processing arrangement going forward.

RESULTS OF OPERATIONS (continued)

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017 (continued)

Leaf - North America Supplemental Information
	Nine Months Ended December 31,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	29.9	(6.4)	(17.6)	36.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$152.7	$(62.7)	(29.1)	$215.4
Average price per kilo	5.11	(0.82)	(13.8)	5.93
Processing and other revenues	29.1	(0.8)	(2.7)	29.9
Total sales and other operating revenues	181.8	(63.5)	(25.9)	245.3
Tobacco cost of goods sold:
Tobacco costs	123.4	(60.9)	(33.0)	184.3
Transportation, storage, and other period costs	9.1	(1.0)	(9.9)	10.1
Derivative financial instrument and exchange losses (gains)	(0.2)	0.5	71.4	(0.7)
Total tobacco cost of goods sold	132.3	(61.4)	(31.7)	193.7
Average cost per kilo	4.42	(0.92)	(17.2)	5.34
Processing and other revenues cost of services sold	25.9	4.7	22.2	21.2
Total cost of goods and services sold	158.2	(56.7)	(26.4)	214.9
Gross profit	23.6	(6.8)	(22.4)	30.4
Selling, general, and administrative expenses	13.5	(3.6)	(21.1)	17.1
Other (expense) income, net	(0.5)	(0.6)	(600.0)	0.1
Restructuring and asset impairment charges	1.7	1.7	100.0	—
Operating income	$7.9	$(5.5)	(41.0)	$13.4

Sales and other operating revenues decreased $63.5 million or 25.9% from $245.3 million for the nine months ended December 31, 2017 to $181.8 million for the nine months ended December 31, 2018. This decrease was primarily due to lower volume in North America attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco.

Cost of goods sold decreased $61.4 million or 31.7% from $193.7 million for the nine months ended December 31, 2017 to $132.3 million for the nine months ended December 31, 2018. This decrease was primarily due to the increase in volume.

Gross profit as a percent of sales increased from 12.4% for the nine months ended December 31, 2017 to 13.0% for the nine months ended December 31, 2018. This increase was primarily due to favorable changes in product mix. This increase was partially offset by higher conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size.

SG&A decreased $3.6 million or 21.1% from $17.1 million for the nine months ended December 31, 2017 to $13.5 million for the nine months ended December 31, 2018. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales increased from 7.0% for the nine months ended December 31, 2017 to 7.4% for the nine months ended December 31, 2018. This increase was primarily due to the decrease in sales.

Restructuring and asset impairment charges of $1.7 million for the nine months ended December 31, 2018 were related to a restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects

RESULTS OF OPERATIONS (continued)

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017 (continued)

Leaf - Other Regions Supplemental Information
	Nine Months Ended December 31,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Kilos sold	238.7	19.2	8.7	219.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$977.5	$63.4	6.9	$914.1
Average price per kilo	4.10	(0.06)	(1.4)	4.16
Processing and other revenues	40.8	(1.9)	(4.4)	42.7
Total sales and other operating revenues	1,018.3	61.5	6.4	956.8
Tobacco cost of goods sold:
Tobacco costs	796.9	62.8	8.6	734.1
Transportation, storage, and other period costs	51.7	1.5	3.0	50.2
Derivative financial instrument and exchange (gains) losses	(2.3)	(7.6)	(143.4)	5.3
Total tobacco cost of goods sold	846.3	56.7	7.2	789.6
Average cost per kilo	3.55	(0.05)	(1.4)	3.60
Processing and other revenues cost of services sold	32.6	6.5	24.9	26.1
Total cost of goods and services sold	878.9	63.2	7.7	815.7
Gross profit	139.4	(1.7)	(1.2)	141.1
Selling, general, and administrative expenses	81.4	(3.7)	(4.3)	85.1
Other income (expense)	13.8	4.0	40.8	9.8
Restructuring and asset impairment charges	1.7	1.7	100.0	—
Operating income	$70.1	$4.3	6.5	$65.8

Sales and other operating revenues increased $61.5 million or 6.4% from $956.8 million for the nine months ended December 31, 2017 to $1,018.3 million for the nine months ended December 31, 2018. This increase was primarily due to a 5.0% increase in volume attributable to larger crop sizes in Africa. This increase was partially offset by delayed tobacco shipments in South America.

Cost of goods sold increased $63.2 million or 7.7% from $815.7 million for the nine months ended December 31, 2017 to $878.9 million for the nine months ended December 31, 2018. This increase was primarily due to the increase in volume.

Gross profit as a percent of sales decreased from 14.7% for the nine months ended December 31, 2017 to 13.7% for the nine months ended December 31, 2018. This decrease was primarily due to unfavorable changes in product mix in South America and the exchange impact on local currency denominated costs, primarily in Europe. This decrease was partially offset by lower conversion costs in Africa.

SG&A decreased $3.7 million or 4.3% from $85.1 million for the nine months ended December 31, 2017 to $81.4 million for the nine months ended December 31, 2018. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales decreased from 8.9% for the nine months ended December 31, 2017 to 8.0% for the nine months ended December 31, 2018. This decrease was primarily due to the increase in sales.

Other income, net increased $4.0 million or 40.8% from $9.8 million for the nine months ended December 31, 2017 to $13.8 million for the nine months ended December 31, 2018. This increase was primarily due to the receipt of final insurance proceeds from the fiscal 2016 fire in Zimbabwe.

Restructuring and asset impairment charges of $1.7 million for the nine months ended December 31, 2018 were related to the decision to close one of the Company’s foreign processing facilities and process tobacco in the affected area under a third-party processing arrangement going forward.

RESULTS OF OPERATIONS (continued)

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017 (continued)

Other Products and Services Segment Supplemental Information
	Nine Months Ended December 31,
(in millions, except per kilo amounts)		Change
	2018	$	%	2017
Sales and other operating revenues	$10.3	$10.3	100.0	$—
Cost of goods and services sold	7.9	7.9	100.0	—
Gross profit	2.4	2.4	100.0	—
Selling, general, and administrative expenses	23.9	23.9	100.0	—
Other income, net	0.2	0.2	100.0	—
Restructuring and asset impairment charges	—	—	—	—
Operating loss	$(21.3)	$(21.3)	(100.0)	$—

Sales and other operating revenues of $10.3 million for the nine months ended December 31, 2018 were primarily related to cannabis and e-liquids product revenue. The cannabis revenue was attributable to sales of legal medicinal and recreational cannabis in the Canadian market. The e-liquids product revenue was attributable to sales of e-liquid products in the U.S. market.

Gross profit as a percent of sales was 23.3% for the nine months ended December 31, 2018.

SG&A of $23.9 million for the nine months ended December 31, 2018 was related to the inclusion of these new start-up business ventures in the current year and increased costs associated with developing and supporting these new business ventures.

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

As of December 31, 2018, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2020 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital

Our working capital decreased from $711.5 million at March 31, 2018 to $629.6 million at December 31, 2018. Our current ratio was 1.8 to 1 at December 31, 2018 and 2.1 to 1 at March 31, 2018. The decrease in working capital was primarily due to the increase in short-term notes payable attributable to the seasonal buildup of South American and African crops. This increase was partially offset by lower seasonal increases in inventory attributable to Hurricane Florence.

The following is a summary of items from the condensed consolidated balance sheets and condensed statements of consolidated cash flows:

	December 31,		March 31,
(in millions except for current ratio)	2018	2017	2018
Cash and cash equivalents	$209.2	$209.5	$264.7
Trade and other receivables, net	290.1	240.8	304.4
Inventories and advances to tobacco suppliers	878.9	975.6	728.6
Total current assets	1,431.6	1,491.4	1,349.6
Notes payable to banks	583.4	536.2	427.3
Accounts payable	49.4	46.7	76.5
Advances from customers	45.9	31.6	24.1
Total current liabilities	802.0	744.9	638.1
Current ratio	1.8 to 1	2.0 to 1	2.1 to 1
Working capital	629.6	746.5	711.5
Long-term debt	897.2	918.8	920.1
Stockholders’ equity attributable to Pyxus International, Inc.	203.5	269.6	271.9
Net cash provided (used) by:
Operating activities	(338.5)	(430.2)
Investing activities	138.3	157.9
Financing activities	142.9	8.1

Approximately $81.0 million of our outstanding cash balance at December 31, 2018 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating Cash Flows

Net cash used by operating activities decreased $91.7 million in the nine months ended December 31, 2018 compared to the 2017 period. The decrease in cash used was primarily due to smaller crop size in North America attributable to Hurricane Florence.

Investing Cash Flows

Net cash provided by investing activities decreased $19.6 million in the nine months ended December 31, 2018 compared to the 2017 period. The decrease in cash provided was primarily due to higher purchases for property, plant, and equipment related to expansion of new business ventures and acquisition of certain majority-owned investments during the current year.

Financing Cash Flows

Net cash provided by financing activities increased $134.8 million in the nine months ended December 31, 2018 compared to the 2017 period. This increase is primarily due to higher net proceeds from short-term borrowings due to the timing of shipments when compared with the prior year and increases in purchasing requirements for the current African and South American crops.

Debt Financing

We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, customer advances, and cash from operations when available. At December 31, 2018, we had cash of $209.2 million and total debt outstanding of $1,480.8 million comprised of $583.4 million of short-term notes payable to banks, $270.4 million of 8.5% senior secured first lien notes, $626.3 million of 9.875% senior secured second lien notes, and $0.7 million of other long-term debt. The $156.1 million seasonal increase in notes payable to banks from March 31, 2018 to December 31, 2018 results from the timing of borrowings under the African and Brazilian credit lines. Aggregated peak borrowings by facility occurring at any time during the three months ended December 31, 2018 and 2017, were $686.0 million at a weighted average interest rate of 6.8% and $621.8 million at a weighted average interest rate of 5.9%, respectively. Aggregated peak borrowings by facility occurring at any time during the three months ended December 31, 2018 and 2017 were repaid with cash provided by operating activities. Available credit as of December 31, 2018 was $318.6 million comprised of $60.0 million under our ABL facility, $253.6 million of notes payable to banks, and $5.0 million of availability for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At December 31, 2018, our unrestricted cash and cash equivalents was $209.2 million. In fiscal 2019, we expect to incur capital expenditures of approximately $75.0 million. Approximately $26.0 million is expected to be expended for routine replacement of equipment and investments intended to add value to our customers or increase efficiency in our tobacco business. The remainder is expected to be expended for expansion of our production capacity in Canada with anticipated funding by future Canadian structure-finance products.

No cash dividends were paid to shareholders during the three months ended December 31, 2018 and the payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and the 9.875% senior secured second lien notes. We believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of December 31, 2018:

			December 31, 2018
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
(in millions)	2018	2018	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	268.9	270.4	—	8.5%
9.875% senior secured second lien notes due 2021	650.5	626.3	—	9.9%
Other long-term debt	0.9	0.7	—	5.7%	(2)
Notes payable to banks (3)	427.3	583.4	253.6	6.5%	(2)
Total debt	$1,347.6	$1,480.8	$313.6
Short-term	$427.3	$613.9
Long-term:
Current portion of long-term debt	$0.2	$0.2
Long-term debt	920.1	897.2
	$920.3	$897.4
Letters of credit	$4.8	$4.4	5.0
Total credit available			$318.6

(1) As of December 31, 2018, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million. At December 31, 2018, the Company’s unrestricted cash and cash equivalents was $209.2 million.
(2) Weighted average rate for the trailing twelve months ended December 31, 2018.
(3) Primarily foreign seasonal lines of credit.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. tobacco operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2018, we had $583.4 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $846.4 million subject to limitations as provided for in the agreement governing our ABL credit facility. Additionally, against these lines there was $9.4 million available in letter of credit capacity with $4.4 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

See "Note 1. Basis of Presentation and Significant Accounting Policies" for more information.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended March 31, 2018, in Part II, Item 1A of this report and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our exposure to market risk, refer to Part II, Item 1A “Risk Factors” for the three months ended December 31, 2018 and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2018.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2018.

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

There were no changes that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

See "Note 10. Contingencies and Other Information" for the information required by Regulation S-K Item 103 of the Exchange Act. On November 9, 2018, the Securities and Exchange Commission ("SEC") announced that the Company had agreed to settle charges that it had violated the reporting, books and records, and internal accounting control provisions of the federal securities laws in connection with matters relating to its Kenyan subsidiary, Alliance One Tobacco (Kenya) Ltd., that led to the restatement of the Company’s financial statements for the years ended March 31, 2013, 2014 and 2015 and the three months ended June 30, 2015, which restatements were filed with the SEC on May 25, 2016. In connection with the settlement, the SEC issued an order finding that the Company violated reporting, books and records and internal accounting control provisions in connection with the matter and ordered the Company to cease and desist from committing or causing any future violations of these provisions of the federal securities laws. In its order, the SEC noted the remedial acts promptly undertaken by the Company and the cooperation afforded by the Company to the SEC’s staff in its investigation of the matter. No fines or penalties were assessed against the Company or its subsidiaries in connection with this matter.

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

Item 1A.    Risk Factors

The following sets forth a risk factor revised from the "Risk Factors" included in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018:

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

In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of Malawi's economy as highly inflationary and the shortages of U.S. dollars in Zimbabwe for exchange for local currency equivalents. Devaluation and appreciation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have relatively recently had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

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

Pyxus International, Inc.

/s/ Philip C. Garofolo
Date: February 11, 2019	Philip C. Garofolo Vice President - Controller (Principal Accounting Officer)