Form 10-Q/A
period 2018-12-31
PYXUS INTERNATIONAL, INC.
filed 2019-03-26
CIK 939930

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Pyxus Intenational, Inc. (the “Company”) amends the Company’s Form 10-Q for the period ended December 31, 2018 filed with the Securities and Exchange Commission on February 11, 2019 (the “Initial Form 10-Q”) to correct an error appearing in the certification filed as Exhibit 32 thereto which referred to the “Form 10-Q for the period ended September 30, 2018” instead of the “Form 10-Q for the period ended December 31, 2018.” Because the Company is refiling this corrected certification as Exhibit 32 to this Amendment, it is required to refile a complete Form 10-Q for the period ended December 31, 2018, including the certifications filed as Exhibits 31.01 and 31.02. Other than the correction to Exhibit 32 described above, updating the dates on the signature page and the certifications filed as Exhibits 31.01, 31.02 and 32, the inclusion on the cover page that this Amendment is Amendment No. 1 on Form 10-Q/A and the inclusion of this Explanatory Note, the information set forth in this Amendment is identical to that included in the Initial Form 10-Q. This Amendment does not otherwise change or update the disclosures set forth in the Initial Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Initial Form 10-Q.

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

Pyxus International, Inc.

/s/ Philip C. Garofolo
Date: March 26, 2019	Philip C. Garofolo Vice President - Controller (Principal Accounting Officer)