Form 10-K
period 2019-03-31
PYXUS INTERNATIONAL, INC.
filed 2019-06-14
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

001-13684
(Commission File Number)
PYXUS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	8001 Aerial Center Parkway	54-1746567
(State or other jurisdiction of incorporation)	Morrisville, North Carolina 27560-8417 (Address of principal executive offices)	(I.R.S. Employer Identification No.)
Telephone Number (919) 379-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Common Stock (no par value)	PYX	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                 Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                         Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   []    Accelerated Filer   [X]    Non-Accelerated filer   []
Smaller Reporting Company   [X]    Emerging Growth Company   []
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

As of September 28, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $190.7 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.

As of May 31, 2019, there were 9,095,872 shares of Common Stock outstanding (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 15, 2019) of the registrant is incorporated by reference into Part III hereof.

Part I

Item 1. Business

Our company changed its name from Alliance One International, Inc. to Pyxus International, Inc. on September 12, 2018. Pyxus International, Inc. ("we," "Pyxus" or the "Company") is a Virginia corporation with consolidated revenues of approximately $1.8 billion for the year ended March 31, 2019. Our common stock has been traded on the New York Stock Exchange since 1995. As the context requires, "we" or the "Company" also includes the consolidated subsidiaries of Pyxus International, Inc.

Additional Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our website address is http://www.pyxus.com. We make available, free of charge through our website, a variety of information that includes, but is not limited to, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website shall not be deemed part of this annual report on Form 10-K.

Company Overview
At Pyxus, we believe everything we do is to transform people’s lives so that together we can grow a better world. Pyxus provides responsibly produced, independently verified, and traceable agricultural products, ingredients and services to businesses and customers. Headquartered in the Research Triangle Park region of North Carolina, we contract with growers across five continents to help them produce sustainable, compliant crops.

Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. In an increasing number of markets, we also provide agronomy expertise for growing leaf tobacco. Our contracted tobacco grower base often produces a significant volume of non-tobacco crop utilizing the agronomic assistance that our team provides. Pyxus is working to find markets for these crops as part of our ongoing efforts to improve farmer livelihoods and the communities in which they live.

We are committed to responsible crop production which supports economic viability for the grower, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed through processing and final shipment, our SENTRISM traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.

As we announced in February 2018, we began a transformation process designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification focuses on products that are value-added, require some degree of processing and play well to our strengths as well as offering higher margin potential than our core tobacco leaf business. In addition to our existing 50% interest in Purilum, LLC ("Purilum"), a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of vapable products, on August 21, 2017, the Company completed a purchase of a 40% interest in Nicotine River, LLC ("Nicotine River"), a manufacturer, retailer and wholesale supplier of compounds used for e-liquid production. On April 2, 2018, we purchased a 51% interest in Humble Juice, LLC ("Humble Juice"), a manufacturer and distributor of e-liquids. On December 18, 2017, a subsidiary of the Company completed a purchase of a 40% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company to engage in cannabidiol ("CBD") extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law. On January 25, 2018, a Canadian subsidiary of the Company acquired a 75% equity position in Canada’s Island Garden Inc. (“FIGR East”). FIGR East is fully licensed to produce and sell medicinal cannabis in the Canadian province of Prince Edward Island. We acquired an additional 18% equity interest in FIGR East on March 22, 2019. FIGR East sells its products in Canada directly to patients and through distributors. In January 2018, FIGR East signed a Memorandum of Understanding with the province of Prince Edward Island to be one of three suppliers under the provincial Cannabis Board. On January 29, 2018, the same Canadian subsidiary of the Company acquired an 80% equity position in FIGR Norfolk, Inc. ("FIGR Norfolk"), formerly known as Goldleaf Pharm Inc., which is licensed to produce cannabis in the Canadian province of Ontario.

To support these business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core leaf tobacco business and a growing customer base for our new business lines. We intend to focus on the expansion of our consumer-driven agricultural products. Because certain of these diversification investments are accounted for under the equity method and others were made only recently and involve early-stage businesses, our core leaf tobacco operations continued to account for almost all of our revenues for the fiscal year ended March 31, 2019.

Our consolidated operations are managed and reported in ten operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. The Other Products and Services segment includes Global Specialty Products ("GSP") - Cannabis, GSP - E-liquids, GSP - Hemp, GSP - Other, and Value-Added Agriculture Products.

Because we do not have a controlling interest in Criticality, Purilum, and Nicotine River, their results are not consolidated in our financial results and we account for our respective interests in these businesses under the equity method of accounting. Accordingly, our interest in their financial results, along with our interests in the financial results of several unconsolidated joint ventures with leaf tobacco operations, are reflected as “Equity in net income (loss) of investee companies” in our Statement of Consolidated Operations.

Leaf Tobacco Operations
Our leaf tobacco revenues are primarily comprised of sales of processed leaf tobacco and fees charged for processing and related services to these manufacturers of tobacco products. Processing and other revenues are approximately 5% of our total revenues. Our leaf tobacco operations deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Pyxus has developed an extensive international network through which we purchase, process, and sell tobacco and we hold a leading position in most tobacco growing regions in the world.

Leaf tobacco merchants purchase, process, pack, store, and ship tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. In an increasing number of markets, we also provide agronomy expertise for growing leaf tobacco. Our leaf tobacco revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to these manufacturers of tobacco products. We do not manufacture cigarettes or other consumer tobacco products.

We purchase tobacco in more than 35 countries and ship to approximately 90 countries. Tobacco is primarily purchased directly from suppliers with small quantities still purchased at auction. We purchase tobacco directly from suppliers and we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract. In some markets, we buy tobacco from local entities that have purchased tobacco from suppliers and supervise the processing of that tobacco by those local entities. Auction markets and our network of tobacco operations and buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world. A number of our customers purchase tobacco directly from the suppliers in addition to the leaf merchants. Although our facilities process the tobacco purchased directly from suppliers by these customers, we do not take ownership of that tobacco and do not record sales revenues associated with its resale. Our arrangements with suppliers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital. We purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which we are contractually obligated to purchase. We advance these inputs to suppliers, which represents prepaid inventory. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We generally advance inputs at a price greater than our cost, which results in a mark-up on the inputs. We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. We advance inputs only to suppliers with whom we have purchase contracts. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

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

During the three years ended March 31, 2019, 2018, and 2017, approximately 17%, 25%, and 24%, respectively, of our purchases of leaf tobacco were from the Leaf - North America operating segment and approximately 83%, 75%, and 76%, respectively, were from the Leaf - Other Regions operating segment. Within the Leaf - Other Regions operating segment, approximately 67%, 61%, and 60% of our total purchases for the three years ended March 31, 2019, 2018, and 2017, respectively, were from China, Brazil, Turkey, and the Africa Region. We have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. Accordingly, we have located our production facilities in proximity to our principal sources of tobacco.

We process tobacco in Company-owned and third-party facilities around the world, including Argentina, Brazil, China, Zimbabwe, Jordan, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Indonesia, Macedonia, Kenya, and Turkey. These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

Upon arrival at our processing plants, flue-cured and burley tobacco is first reclassified according to grade. Tobacco is then blended to meet customer specifications regarding color, body and chemistry, threshed to remove the stem from the leaf and further processed to produce strips of tobacco and sieve out small scrap. We also sell a small amount of processed but unthreshed flue-cured and burley tobacco in loose-leaf and bundle form to certain customers. Tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time. After redrying, whole leaves, bundles, strips or stems and scrap where applicable are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship. Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other non-tobacco related material. Customer representatives are frequently present at our facilities to monitor the processing of their particular orders. Throughout the processing, our technicians use quality control laboratory test equipment to ensure that the product meets all customer specifications.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of Philip Morris International, Inc. ("PMI"), China Tobacco International, Inc. and Imperial Brands, PLC for the years ended March 31, 2019 and 2018 and PMI and China Tobacco International, Inc. for the year ended March 31, 2017. In the 2019 fiscal year, Pyxus delivered approximately 38% of its tobacco sales to customers in Europe and approximately 14% to customers in the United States. The remaining sales of leaf tobacco are to customers located in Asia, Africa, and other geographic regions of the world.

Competition
The Company is one of only two global, publicly held leaf tobacco merchants. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all manufacturers of cigarettes and other consumer tobacco products. The leaf tobacco industry is highly competitive and competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. In addition to the primary global independent leaf tobacco merchants, there are a number of other independent global, regional or national competitors. Local independent leaf merchants with low fixed costs and overhead also supply cigarette manufacturers. Recent vertical integration initiatives and other changes in customer buying patterns have resulted in a more dynamic and competitive operating environment. There is also competition in all countries to buy the available leaf tobacco and, in many areas, total leaf tobacco processing capacity exceeds demand.

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal. Tobacco purchases vary by market and tobacco variety. Flue-cured tobacco grown in the United States is purchased, processed, and marketed generally during the five-month period beginning in July and ending in November. U.S. grown burley tobacco is purchased, processed, and marketed usually from late November through January or February. Tobacco grown in Brazil is usually purchased, processed, and marketed from January through July and in Africa from April through September.

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

Research and Development
We routinely cooperate with both our customers and the manufacturers of the equipment used in our leaf processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and we hold no material patents, franchises, or concessions.

Track and Trace Technology
In connection with its leaf tobacco operations, the Company uses a proprietary “track and trace” system, which we have branded as the SENTRISM platform, which we believe provides transparency into the lifecycle of agricultural products by monitoring information and obtaining data related to the growth, cultivation, harvest, processing, formulation, testing, and release of individual batches of products. By obtaining data on products at each stage of the supply chain, SENTRISM permits proactive decision-making for both the Company and its leaf tobacco customers. The key features of the SENTRISM platform include:

•
Product Tracking: Data collection and tracking at various stages in the product lifecycle permits customers and consumers to gain an understanding of where products originate from, how they were produced, and the product testing data in order to understand ingredients and the product journey.

•	Control and Visibility: With access to increased data regarding the supply chain, we are able to monitor quality control at various points in the product route to market.

•	Sustainability Commitments: SENTRISM incorporates visibility into the practices and procedures of the product supply chain.

•
Lot Number Tracking: We are able to track specific products through the manufacturing process by lot number with full visibility to our customers. This permits us and our customers to discover more about the product, its origin and other information relevant to quality control and product transparency.

•	Agronomic Services: SENTRISM utilizes an experienced team of agronomists to track data and insights regarding growing practices.

New Business Lines
The new business lines encompass both consolidated operations and investments that are accounted for under the equity method, and generally are early-stage businesses. It is our plan that, as these new businesses further develop and we pursue other diversification opportunities, these business lines will begin to meaningfully contribute to future years’ revenues with a more significant impact toward profitability.

Canadian Cannabis Businesses
On October 17, 2018, legislation in Canada legalizing recreational adult use of cannabis nationwide came into effect. We refer to this legislation as the “Canadian Cannabis Act.” Pursuant to the Canadian Cannabis Act, the production and sale of cannabis products for medical or adult recreational use is subject to licensing by Health Canada and by various provincial authorities. Currently applicable Canadian regulations permit the sale of only dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and capsule products. Pursuant to the Canadian Cannabis Act, certain classes of cannabis products, such as edibles, concentrates and other ingestibles are currently prohibited from sale, but it is contemplated under the Canadian Cannabis Act that such products will be permitted for sale in the future.

FIGR East and FIGR Norfolk operate cannabinoid businesses from their facilities in Charlottetown, Prince Edward Island, and Simcoe, Ontario, respectively. FIGR East is licensed to produce, package and label dried cannabis, fresh cannabis, cannabis seeds, cannabis plants and cannabis oil, and to sell such cannabis products for recreational and medical purposes within Canada in accordance with Canadian regulatory provisions. FIGR Norfolk is licensed to produce dried cannabis, fresh cannabis, cannabis plants and cannabis seeds, and to sell produced cannabis plants and cannabis seeds within Canada in accordance with Canadian regulatory provisions and to sell dried cannabis only in bulk transfers to other licensed producers.

FIGR East
FIGR East currently offers a line of legal cannabinoid consumer products, branded “FIGR”, for sale to the medical and adult-use market, with premium product offerings of dried cannabis flowers, pre-rolls, and cannabis oils containing varying levels of tetrahydrocannabinol (“THC”), the psychoactive compound in cannabis, and CBD intended to appeal to a range of consumer segments. FIGR East has further segmented its consumer products into several product lines, which FIGR East believes offers differentiated benefits to appeal to a broader range of consumer segments and improve price realization.

FIGR East's existing 24,000 square feet production facility (the “FIGR East Facility”) is a purpose-built indoor cannabis production and hydroponic cultivation facility located on a portion of 13 acres of property owned by FIGR East. The square footage of the FIGR East Facility is allocated as follows:

•	Cultivation: 10,000 square feet

•	Other (vault, trim room, drying room, mechanical room, locker rooms): 12,000 square feet

•	Administrative/office space: 2,000 square feet

The FIGR East Facility’s current annual production capacity is capable of yielding approximately 1,300 kilograms (or approximately 2,800 pounds) of dried cannabis and dried cannabis equivalent products. Being purpose-built for cannabis growing, the FIGR East Facility’s average yield per harvest has improved from 31.35 kilograms (or 69.11 pounds) in 2017 to 50.21 kilograms (or 110.69 pounds) in 2018. FIGR East expects the capacity to further expand as it continues to improve yields through operational improvements.

FIGR East has successfully grown three different varieties of cannabis, with varying levels of THC and CBD. With the contemplated expansion described below, FIGR East intends to grow new varieties of cannabis obtained from FIGR Norfolk to add to the breadth of its consumer product portfolio.

FIGR East’s regulatory license permits it to produce cannabis oil with on-site extraction. The FIGR East Facility has an approximate 4,000 kilogram (or approximate 8,800 pound) maximum annual extraction capacity. FIGR East employs supercritical carbon dioxide extraction equipment at the FIGR East Facility.

FIGR East tests its product for potency, microbiological, heavy metal, and pesticide contamination using third party labs, as well as internal testing processes. These data points are logged and made available to consumers through the SENTRISM platform. FIGR East currently has in-house quality control testing capabilities and employs quality assurance personnel with extensive training, experience, and technical knowledge to monitor the quality of FIGR East products.

A portion of FIGR East’s harvested crop is used for premium dried cannabis flowers and pre-roll consumer products, while additional portions of the harvested crop are processed to extract cannabinoid oils. These oils are currently bottled into oil consumer products, and, as regulations permit, can be further processed into additional consumer products, including vapable products. FIGR East packages and labels its current products, being premium dried cannabis flowers, pre-rolls, and cannabis oils, at the FIGR East Facility.

Once product has been processed and packaged, it is stored in a vault at the FIGR East Facility. The FIGR East Facility has a level 7 vault, which meets Health Canada’s mandated minimum security requirements for Canadian licensed cannabis producers. The FIGR East Facility’s level 7 vault contains various layers of security mechanisms to prevent unauthorized entry, exit and product access, as well as further mechanisms that ensure the safety of the product contained inside the vault. These features include locking mechanisms, smoke detectors, entrance triggers, proximity detectors, alarm systems, guarded ventilation and sufficiently reinforced vault surfaces.

FIGR East is in the process of expanding to add an additional 252,628 square feet of hydroponic cultivation space through the construction of a purpose-built greenhouse on land owned by FIGR East adjacent to the FIGR East Facility (the “Charlottetown Expansion”). In addition, there is an existing 53,574 square foot processing warehouse. FIGR East expects the Charlottetown Expansion to be operational beginning in October 2019, subject to applicable regulatory approvals. The square footage of the Charlottetown Expansion is expected to be allocated as follows:

•	Phase 1 Greenhouse: 165,772 square feet

•	Phase 2 Greenhouse: 86,856 square feet

FIGR East expects that the Charlottetown Expansion will become operational in phases so as to provide incremental increases in cultivation capacity until the Charlottetown Expansion is fully operational.

FIGR Norfolk
FIGR Norfolk’s existing facility (the “FIGR Norfolk Facility”) consists of approximately 16,000 square feet of indoor cultivation and processing space owned by FIGR Norfolk. FIGR Norfolk’s license does not currently permit sale to the medical or adult-use market or the extraction and sale of cannabis oil. The existing FIGR Norfolk Facility was previously a metal manufacturing facility. In November 2017, FIGR Norfolk began the process of retrofitting the FIGR Norfolk Facility for cannabis cultivation and processing as well as to make the FIGR Norfolk Facility compliant with Health Canada requirements for licensing. The approximate square footage of the FIGR Norfolk Facility is allocated as follows:

•	Cultivation: 7,034 square feet

•	Processing area (packaging, extraction, drying, curing, vault): 9,282 square feet

•	Administrative/office space: 2,746 square feet

The FIGR Norfolk Facility’s current production capacity is capable of yielding approximately 1,100 kilograms (or approximately 2,400 pounds) of dried cannabis and dried cannabis equivalent products. FIGR Norfolk employs hydroponic cultivation methods at the FIGR Norfolk Facility. FIGR Norfolk recently applied for an amendment to Health Canada for its license to permit the production of cannabis oil.

FIGR Norfolk tests its products for potency, microbiological, heavy metal, and pesticide contamination using third party labs, as well as internal testing processes. Upon receiving a license enabling it to sell branded dried cannabis products for sale to consumers, FIGR Norfolk plans to log relevant production data to be made available to consumers through the SENTRISM platform. FIGR Norfolk currently has in-house quality control testing capabilities and employs quality assurance personnel with extensive training, experience, and technical knowledge to monitor the quality of FIGR Norfolk products.

FIGR Norfolk has successfully grown two different varieties of cannabis at the FIGR Norfolk Facility, with varying levels of THC and CBD.

Once product has been processed and packaged, it is stored in a vault at the FIGR Norfolk Facility. The FIGR Norfolk Facility has a level 9 vault, which exceeds Health Canada’s mandated minimum security requirements for Canadian licensed cannabis producers. The FIGR Norfolk Facility’s level 9 vault contains various layers of security mechanisms to prevent unauthorized entry, exit and product access, and further mechanisms that ensure the safety of the product contained inside the vault. Such mechanisms include, without limitation, all of the features implemented at the FIGR East Facility, as well as additional layers of security and/or mechanisms possessing a higher degree of sensitivity to events that they are designed to prevent and/or detect.

Upon receipt of applicable regulatory approvals, FIGR Norfolk anticipates that a portion of its harvested crop will be used for premium dried cannabis flowers and pre-roll consumer products, while additional portions of the harvested crop will be processed to extract cannabinoid oils. Upon receipt of an amendment to its license to permit sales, FIGR Norfolk expects to package and label its product offerings at the FIGR Norfolk Facility.

FIGR Norfolk is planning to construct an additional purpose-built cannabis cultivation and extraction facility (the “Norfolk Expansion”) on a portion of the vacant land adjacent to the existing FIGR Norfolk Facility purchased by FIGR Norfolk in parcels in July 2018 and March 2019. The Norfolk Expansion design includes areas for cultivation, processing, oil production, extract production, edible production, and office space. The Norfolk Expansion design is modular in nature and is intended to accommodate the addition of subsequent phased expansions. FIGR Norfolk plans to break ground on the initial phase of the Norfolk Expansion in the current fiscal year.

FIGR Norfolk intends to rezone the acquired land as appropriate to satisfy the requirements of applicable municipal requirements. The construction of the Norfolk Expansion cannot begin until such rezoning is completed. Subject to successful rezoning and FIGR Norfolk obtaining necessary financing, construction of the Norfolk Expansion is planned to commence in the fourth quarter of 2019, and is expected to be completed in the third quarter of 2021. Subject to receipt of a license from Health Canada, the Norfolk Expansion is expected to be able to begin production in late 2021, with the ability to operate at full capacity by 2022. FIGR Norfolk expects that the licensing process for the Norfolk Expansion will consist of an amendment to its existing license rather than a new license application.

Market and Competition
The current market for the Canadian cannabis businesses of FIGR East and FIGR Norfolk is Canada. Health Canada has issued a limited number of licenses under the Canadian Cannabis Act to produce and sell medical cannabis. As of May 31, 2019, there were limited licensed producers approved by Health Canada. As the demand in Canada for lawfully distributed cannabis products increases, the Company believes that new competitors will continue to attempt to enter the market, some of which may have greater resources than FIGR East and FIGR Norfolk. Additionally, Health Canada may accelerate its processing of applications, which may result in an acceleration in the rate at which applicants become licensed producers.

Subsidiaries of the Company are exploring further international cannabis opportunities as other jurisdictions move towards establishing new or improved medical and/or recreational cannabis systems. As Canada has developed an early regulatory model, companies familiar with that framework have expertise and knowledge that may be useful in expanding to countries adopting similar regulatory frameworks. Company subsidiaries will conduct cannabis business activities only in jurisdictions where such activities are permitted by applicable law.

Marketing
The Canadian Cannabis Act places a general ban on promotion of cannabis, cannabis accessories or any service related to cannabis, unless the promotional activity is specifically authorized under the Canadian Cannabis Act. Cannabis products may be promoted at their point of sale if the promotion indicates only its availability and/or price. Further, brand preference and informational promotion is permitted if such promotion is:

•	in a communication that is addressed and sent to an individual who is 18 years of age or older and is identified by name;

•	in a place where young persons are not permitted; or

•
communicated by means of a telecommunication, where the person responsible for the content of the promotion has taken reasonable steps to ensure that the promotion cannot be accessed by a young person.

As a result of the general prohibition against cannabis advertising under the Canadian Cannabis Act, investments in branding and other marketing activities may have limited effect on consumer perception of the products of FIGR East and FIGR Norfolk. FIGR East’s products are marketed under the brand “FIGR”. Subject to applicable regulatory approvals, it is expected that FIGR Norfolk will also market its products under the “FIGR” brand.

The products sold by FIGR East, whether dried flower, pre-roll or cannabis oil, are identified with a production lot number. FIGR East intends to use the SENTRISM platform to permit retailers and consumers to enter the lot number into FIGR East’s website and obtain access to information regarding the production of that specific lot number, including where the product was grown, when it was harvested, the mother plant, terpene profile, cannabinoid content, and third-party testing data. FIGR East believes this commitment to production transparency will differentiate it in the Canadian cannabinoid market. FIGR Norfolk intends to use the same platform for its products following receipt of regulatory approvals permitting it to sell branded dried flower and other cannabis products to retailers for sale to consumers.

Regulation
The Canadian Cannabis Act and the regulations thereunder (the “Canadian Cannabis Regulations”) became effective on October 17, 2018, thereby legalizing the production, distribution, and sale of cannabis for adult non-medicinal (i.e., recreational) purpose, as well as incorporating the existing medical cannabis regulatory scheme under one complete framework. The Canadian Cannabis Regulations, among other things, provide more detailed rules and standards that apply to the legal cultivation, processing, research, testing, distribution, sale, importation, and exportation of cannabis in Canada by federal license holders under the Canadian Cannabis Act.

Pursuant to the federal regulatory framework in Canada, each province and territory may adopt its own laws governing the distribution, sale and consumption of cannabis and cannabis accessories within the province or territory. All Canadian provinces and territories have enacted their own legislation to regulate the distribution and sale of cannabis for recreational purposes within those jurisdictions, and retail models vary between jurisdictions.

The Canadian Cannabis Regulations establish the following different classes of licenses that are required depending on the nature of the activity being undertaken:

•	Cultivation licenses-standard cultivation, micro-cultivation and nursery cultivation;

•	Processing licenses-standard processing and micro-processing;

•	Licenses for sale for medical purposes;

•	Analytical testing licenses;

•	Research licenses; and

•	Cannabis drug licenses.

Each class and subclass of license carries different rules and requirements that are intended to be proportional to the public health and safety risks posed by each license category and subclass. A license, once issued, identifies the specific activities that the licensee is authorized to conduct.

Licenses that were issued under the predecessor Canadian legislation are deemed to be licenses issued under the Canadian Cannabis Act. Licenses issued under the Canadian Cannabis Act have associated expiry dates and are subject to renewal requirements.

The Canadian Cannabis Act requires that certain individuals associated with a licensee, such as directors, officers, large shareholders and individuals identified by the Canadian Minister of Health (the "Health Minister”) obtain security clearances with Health Canada. The Health Minister will grant a security clearance if the Health Minister determines that the applicant does not pose an unacceptable risk to public health or public safety. The Health Minister may refuse to grant security clearance to individuals with associations to organized crime or with past criminal convictions for, or an association with, drug trafficking, corruption or violent offenses. Under the Canadian Cannabis Act, the Health Minister is also authorized to establish and maintain a national cannabis tracking system, and the Cannabis Tracking and Licensing System (the "CTLS") came into effect on October 17, 2018. The purpose of the CTLS is to track cannabis throughout the supply chain to help prevent diversion of cannabis into, and out of, the legal market. Each license holders are required to submit monthly reports to the Health Minister relating to inventory of its recreational and medical cannabis products under the CTLS.

The Canadian Cannabis Regulations set out the product categories that are permitted for sale. Currently, the Canadian Cannabis Regulations permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as "pre-rolled" and capsule products. The THC content and serving size of cannabis products is limited by the Cannabis Regulations. Edibles, cannabis extracts and cannabis topicals are currently not permitted for sale. The Canadian federal government has published proposed amendments to the Canadian Cannabis Regulations, which are not yet in force, to permit the production and sale of these additional classes of cannabis by holders of federal licenses specific for these product classes. The Canadian federal government has communicated its intention to bring the proposed amendments into force by October 17, 2019.

For medical cannabis patients, Health Canada requires that medical documents be written to include the amount of dried cannabis in grams per day a patient may consume. This requirement applies equally to oils.

The Canadian Cannabis Regulations set out strict requirements pertaining to the packaging and labelling of cannabis products. Vendors must package cannabis in a way that is tamper-proof, child-resistant, prevents contamination and ensures dryness. The Canadian Cannabis Regulations also require plain packaging, with strict requirements for logos, colors and branding. For example, all-over packaging wraps must be clear, and the interior surface and exterior surface of any container in which a cannabis product is packaged must be one uniform color. The packaging must also contain the following product information:

•	product source information, including the class of cannabis and the name, phone number and email address of the cultivator;

•	a mandatory health warning, rotating between Heath Canada's list of standard health warnings;

•	the Health Canada standardized cannabis symbol; and

•	information specifying THC and CBD content.

As described above, the Canadian Cannabis Act places a general ban on promotion of cannabis, cannabis accessories or any service related to cannabis, unless the promotional activity is specifically authorized under the Canadian Cannabis Act. Cannabis products may be promoted at their point of sale if the promotion indicates only their availability and/or price.

The Canadian Cannabis Act provides that the provinces and territories of Canada have authority to regulate certain aspects of recreational cannabis, such as sale and distribution, minimum age requirements, places where cannabis can be consumed, and a range of other matters. All Canadian provinces and territories have enacted regulatory regimes for the distribution and sale of cannabis for recreational purposes within those jurisdictions. There are three general frameworks that the provinces and territories have followed: (i) private cannabis retailers licensed by the province; (ii) government-run retail stores; or (iii) a combination of both frameworks (e.g., privately licensed retail stores, while online retailers are operated by the applicable provincial government).

Regardless of the provincial or territorial framework, the recreational cannabis market in Canada is required to be supplied by federally licensed producers. In many cases, provinces that follow the licensed private retailer model will still have a government-run wholesale distributor. Such licensed private retail stores are or will be required to obtain their cannabis products from the wholesalers, and the wholesalers in turn, are or will be required to obtain the cannabis products from the federally licensed producers. The minimum age for purchase and possession of cannabis in each Canadian jurisdiction is 19 years old, except for Quebec and Alberta, where it is 18.

E-liquids
The Company conducts an e-liquids business through its majority-owned, consolidated subsidiary, Humble Juice, and has investments in unconsolidated joint ventures with involvement in e-liquids businesses, Nicotine River and Purilum. Humble Juice sells branded, flavored e-liquids (that is, the liquid containing tobacco-derived nicotine used in vaporizers, electronic cigarettes, and other vaping hardware and accessories) to retailers for sale to consumers. Nicotine River supplies liquid tobacco-derived nicotine to commercial e-liquid producers nationwide and also retails online the materials necessary to permit the home manufacture of e-liquids, including lab equipment, vegetable glycerin, liquid nicotine, propylene glycol, polyethylene glycol, flavor extracts, titration kits and do-it-yourself kits. Purilum develops and manufactures flavors and vapable products.

Nicotine River
Nicotine River is a liquid nicotine supplier to e-liquid manufacturers and do-it-yourself consumers that includes nicotine, flavors, and other components. Nicotine River also provides e-liquid manufacturing and bottling services to business-to-business customers. Nicotine River is registered with the U.S. Food and Drug Administration (“FDA”) as a manufacturer of tobacco products (nicotine containing vaping products). Nicotine River operates out of a 45,000 square foot shared-facility in Thousand Oaks, California. Nicotine River shares this facility with Humble Juice.

Humble Juice
Humble Juice offers consumer flavored e-liquid products under the Humble Juice Co. brand name. Humble Juice is registered with the FDA as a manufacturer of tobacco products (nicotine containing vaping products).Humble Juice operates out of a 45,000 square foot share-facility in Thousand Oaks, California. Humble shares this facility with Nicotine River. Nicotine River performs bottling services for Humble Juice.

Purilum
Purilum offers flavor formulation and development for vaping products, including e-liquids. In addition to creating original flavors for customers, Purilum replicates formulations and flavors, matching brand requirements. In addition, Purilum develops and manufactures vaping products, including vapable oils and nicotine salts, for direct sale, as well as for business-to-business commerce. Purilum has developed a fully-automated bottling and filling service using filling machines. Using in-house developed vapable oil blends and original flavors, cartomizers, bottles and pods are filled and assembled in high volume to meet client demands. Every product manufactured by Purilum is identified with a specific lot number, and Purilum uses the SENTRISM platform for select brands. Historically, Purilum has produced flavors and e-liquid products. Recently, Purilum has been focusing its efforts on expanding its product offering with respect to hemp-derived CBD products and other cannabinoids, as regulations permit.

Purilum operates an 18,000 square foot leased facility located in Greenville, North Carolina (the "Purilum Facility"), which includes on-site research and development capabilities for the design from the molecular level of new flavors and vaping products. Purilum is registered with the FDA as a manufacturer of tobacco products (nicotine containing vaping products).

Competition
The market for the e-liquid products is highly competitive and subject to rapid change and regulatory requirements. While historically the e-liquids niche of the vaping industry had low barriers to entry, recent regulatory requirements in the U.S. have created regulatory hurdles and approvals for new entrants to those markets. The e-liquids market is currently intensifying with continual innovations and upgrades being the primary characteristics of the market. The e-liquids market is highly fragmented, and many of the competitors of each of Humble Juice, Nicotine River and Purilum have significantly greater resources than it does. Each of Humble Juice, Nicotine River and Purilum competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price.

Regulation
The U.S. Food and Drug Administration (the “FDA”) has authority to regulate e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients (e.g., nicotine) as "tobacco products" under the federal Food, Drug and Cosmetic Act (the "Food, Drug and Cosmetic Act"), as amended by Family Smoking Prevention and Tobacco Control Act of 2009 (the "Tobacco Control Act"). Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit's decision in Sottera, Inc. v. Food & Drug Administration, the FDA cannot regulate such e-liquids, e-cigarettes and other vaping products as "drugs" or "devices" or "combination products" under the Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. Since Humble Juice, Nicotine River and Purilum do not market their respective products for therapeutic purposes, their products that contain tobacco-derived nicotine are subject to regulation as "tobacco products" under the Tobacco Control Act.

Although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero, the Food, Drug and Cosmetic Act grants the FDA broad authority to impose restrictions on the design, manufacture, distribution, sale, marketing and packaging of tobacco products. Furthermore, the FDA may be required to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors. The Food, Drug and Cosmetic Act also required the FDA to establish a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products. The FDA's implementation of authorities granted by the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including the sales of the e-liquid products.

Following the Sottera decision, the FDA indicated that it intended to regulate e-cigarettes under the Food, Drug and Cosmetic Act through the issuance of "Deeming Regulations" that would subject e-liquids, e-cigarettes, and other vaping products that qualify as "tobacco products" to the Food, Drug and Cosmetic Act's requirements added by the Tobacco Control Act and the FDA's jurisdiction. On May 10, 2016, the FDA issued the "Deeming Regulations," which came into effect August 8, 2016. The Deeming Regulations extended the FDA's "tobacco products" authorities to apply to most previously unregulated products that meet the statutory definition of "tobacco product," including e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients. Deemed tobacco products in this segment include, but are not limited to, e-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain e-liquids and programmable software ("Deemed Tobacco Products"). Beginning August 8, 2016, Deemed Tobacco Products became subject to all existing statutory controls initially applicable only to cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco as well as some existing and some new FDA regulations related to the sale and distribution of Deemed Tobacco Products. As a result, Deemed Tobacco Products are now subject to various federal restrictions and requirements, including without limitation:

•	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification by purchasers under 27;

•	requirements to include addictiveness warnings on product packages and in advertisements;

•	a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time;

•
requirements for owners and operators of domestic tobacco product manufacturing establishments to register their establishments with the FDA and submit listings of products manufactured at those establishments to the FDA;

•	requirements for submission of health documents, ingredient listings, and listings of the quantities of harmful and potentially harmful constituents in products and their emissions;

•
a prohibition on marketing of "new tobacco products" (i.e., products not commercially marketed in the United States "as of" February 15, 2007, or modified in any physical respect since) without prior FDA authorization;

•
a prohibition on making direct and implied claims of reduced risk such as "light", "low" and "mild" descriptors unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health; and

•	a ban on the distribution of free samples.

As noted above, the Food, Drug and Cosmetic Act requires that any Deemed Tobacco Product that was not commercially marketed as of the "grandfathering" date of February 15, 2007, obtain premarket approval before it can be marketed in the United States. However, the FDA has announced a compliance policy for such Deemed Tobacco Products that qualify as "new tobacco products" and that the agency will not enforce these requirements for non-finished products (i.e., those intended solely for use in future manufacturing), which include certain products manufactured by Purilum. The current compliance policy allows companies to market finished non-combusted Deemed Tobacco Products that qualify as "new tobacco products" that were on the U.S. market on August 8, 2016, until August 8, 2022, and continued marketing of such products during the FDA's review of a pending marketing application submitted by August 8, 2022. In the absence of this policy, Humble Juice, Nicotine River and Purilum would have had to obtain prior authorization from FDA to market these products after August 8, 2016. Accordingly, such finished e-liquid products all are marketed pursuant to FDA's current compliance policy based on evidence that they were on the U.S. market on August 8, 2016, and have not been physically modified since.

On March 13, 2019, the FDA issued draft guidance to modify the current compliance policy for certain Deemed Tobacco Products that qualify as “new tobacco products,” have not received a marketing authorization from the FDA, and were on the U.S. market on August 8, 2016. Relevant to vaping products (e.g., e-liquids), the guidance proposes to change the deadline for submitting a marketing application for flavored products (other than tobacco-, mint-, and menthol-flavored products) from August 8, 2022, to August 8, 2021. The guidance also proposes that, even during the compliance policy period, the FDA would prioritize enforcement of the premarket review requirements for such flavored products when offered for sale in ways that pose a greater risk for minors to access such products. This includes enforcement against such flavored products sold: (1) in locations that minors may enter at any time; (2) through retailers (including online retailers) that have sold to minors after the FDA finalizes the document, (3) through online retailers lacking sufficient third-party age- and identity-verification services, and (4) through online retailers with no limit on the quantity that a customer may purchase within a given time period. The guidance also proposes that, even during the compliance policy period, the FDA similarly would enforce the premarket review requirements against all vaping products promoted to minors or marketed in a manner likely to promote use by minors. It remains unclear whether or when the FDA will issue a final version of the draft guidance document, whether the FDA will finalize the document in the form proposed, precisely how the FDA will implement the proposed policy changes, or whether, in response to potential legal challenges to any final version of the document, the FDA could implement the policies during the pendency of such litigation.

On May 15, 2019, the U.S. District Court for the District of Maryland issued a decision that may have a future impact on the FDA’s compliance policy for deemed “new tobacco products” on the market on the August 8, 2016 effective date of the Deeming Regulations. In response to a complaint filed by public health groups and individual physicians, the court issued an order vacating the guidance document announcing the FDA’s compliance policy described above. The court has ordered briefing on the potential remedy. The court’s decision could ultimately result in the FDA’s establishing a substantially earlier deadline for filing marketing applications for finished, nicotine-containing vaping products than even the August 8, 2021, revised deadline proposed by the FDA in its March 13, 2019 draft guidance. The ultimate outcome of this decision, including any appeals, remains uncertain.

FDA authorization to introduce a "new tobacco product" (or to continue marketing a "new tobacco product" covered by the current or potentially modified compliance policy for Deemed Tobacco Products on the U.S. market on August 8, 2016) could be obtained via any of the following three authorization pathways: (1) submission of a premarket tobacco product application ("PMTA") and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. The Company cannot predict if the finished, nicotine-containing e-liquid products of Humble Juice, Nicotine River and Purilum, all of which would be considered "new tobacco products," will receive the required premarket approval from the FDA if they were to seek premarket approval through an available authorization pathway.

Since there were few, if any, e-liquid, e-cigarette or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize for cigarettes, smokeless tobacco, and other traditional tobacco products. In order to obtain premarket approval, manufacturers of practically all e-liquid, e-cigarette or other vaping products would have to use the PMTA pathway, which could potentially cost hundreds of thousands of dollars or even millions of dollars per application. Furthermore, the Deeming Regulations created a significant barrier to entry for any new e-liquid, e-cigarette or other vaping product seeking to enter the market after August 8, 2016, since any such product would require an FDA marketing authorization through one of the aforementioned pathways.

State and local governments also currently regulate tobacco products, including nicotine-containing vaping products. Certain municipalities have enacted local ordinances that prohibit the use of e-liquid, e-cigarette and other vaping products where traditional tobacco-burning cigarettes cannot be used, and certain local jurisdictions have enacted total or partial bans on the sale of flavored tobacco products, including e-liquid, e-cigarette and other vaping products. A growing number of states have imposed excise taxes on e-liquids, e-cigarettes, and other vaping products. Other states and local jurisdictions have increased the minimum age to purchase such products to 19 or 21, have imposed restrictions or prohibitions on internet sales of such products, and have challenged the marketing of such products under consumer protection statutes (e.g., on the basis that certain marketers unlawfully target underage consumers or make unsubstantiated or misleading claims about their products).

On June 7, 2019, Humble Juice received a warning letter from the FDA asserting violations of nicotine-warning-label requirements with respect to certain social media posting regarding Humble Juice’s e-liquid products and potential violations in social media postings requiring the disclosure of connections, if any, with product endorsers. In its warning letter, the FDA requested that Humble Juice respond to the FDA with respect to these matters, with a description of corrective actions and its plan to maintain compliance with the specified regulatory requirements. Humble Juice intends to promptly investigate the matters identified in the warning letter, respond to the FDA as requested and take all necessary corrective actions to maintain compliance with such requirements.

Industrial Hemp
In addition, the Company has an investment in an unconsolidated joint venture, Criticality, which produces a line of industrial hemp-derived CBD products. The Company sources industrial hemp from growers to supply Criticality.

Industrial Hemp Sourcing
The Company contracts with growers on an annual basis to purchase their crop for supply to Criticality. The Company provides growers with growing expertise, best practices, and a dependable route-to-market for their hemp crops. The Company procures industrial hemp from farmers in North Carolina, South Carolina, Virginia, Colorado and New York. Company representatives regularly visit grow locations to provide grower assistance, agronomic expertise, and ensure compliance with quality and regulatory requirements. Criticality’s in-house hemp specialists also visit farmers and supports the Company’s agricultural teams. The Company uses its SENTRISM platform to track products from cultivation and provides that data to Criticality to allow continuous tracking through to extraction, consumer product formulation and packaging, providing consumers of Criticality’s products with transparent insight throughout the supply chain.

Criticality
Criticality offers a line of industrial hemp-derived CBD products through its consumer brand, "Korent". In May 2019, Criticality launched its "Korent Select" brand of hemp-derived CBD products. The various product classifications are designed to appeal to a range of consumers with varying preferences as to delivery method and CBD concentration. "Korent" currently includes products delivering hemp-derived CBD in vapable oils and oil drops. "Korent Select" includes products delivering hemp-derived CBD in multiple formats, including oil drops and topicals.

Hemp-derived CBD used in Criticality's products is extracted from industrial hemp plant material using Criticality's high pressure carbon dioxide extraction process. Every "Korent" branded product sold by Criticality is identified with a production lot number. Criticality intends to use the SENTRISM platform to enable retailers and consumers to enter the lot number into Korent's website, and view where the product was grown, learn about the farmer behind the product, when it was harvested, its cannabinoid content, and testing and release data. Criticality is currently developing its SENTRISM customer interface, and is offering an alternative customer interface while the SENTRISM interface is being developed.

Criticality operates a CBD extraction facility located in Wilson, North Carolina (the "Criticality Facility"). Criticality currently uses 55,000 square feet of the Criticality Facility, which is leased, while the total square footage of the Criticality Facility is approximately 85,000 square feet, allowing for potential expansion although Criticality does not expect to expand operations at the Criticality Facility in the near-term. CBD extraction operations at the Criticality Facility commenced in April 2019, while Criticality initiated its hemp processing research and development efforts in 2017 at a pilot-scale extraction facility in Hobgood, North Carolina. At the Criticality Facility, Criticality employs its carbon-dioxide based supercritical fluid extraction process to extract CBD oil from industrial hemp plant material. Criticality's products are subject to testing and analysis at multiple points throughout the manufacturing process, which Criticality believes enhances safety, purity, and consistency in its products.

In the case of vapable products and oil drops, Criticality engages with Purilum to prepare such products from the CBD oil provided by Criticality. Criticality places orders with Purilum individually as consumer demands merit, and does not have a fixed contractual arrangement with Purilum. In the case of ingestibles and topical products, Criticality outsources manufacturing to third-party contract manufacturers to prepare finished products for consumers. Purilum and applicable third-party contract manufacturers label and package the finished products according to Criticality's specifications. Following final validation testing of samples, the finished products are released for distribution. Criticality's "Korent" branded products are currently sold in the United States through its website and at select retail locations.

Criticality also offers bulk CBD oil on a business-to-business, direct fulfillment basis.

The market for CBD products is highly competitive and highly fragmented. Many of the Criticality’s competitors have significantly greater resources than it does, access to more retail distribution channels and a longer operating history. Criticality competes primarily on the basis of product quality, brand recognition, brand loyalty, production chain transparency, marketing, advertising and price.

Regulation
In 2014, Congress enacted section 7606 of the Agriculture Act of 2014 (the "2014 Farm Bill"), which provides for the domestic cultivation of industrial hemp as part of agricultural pilot programs adopted by individual states for the purposes of research by state departments of agriculture and institutions of higher education. The 2014 Farm Bill provides for the domestic cultivation of industrial hemp, in those pilot programs, notwithstanding other federal laws such as the Controlled Substances Act. The 2014 Farm Bill governs any current domestic production of industrial hemp.

The 2014 Farm Bill's provisions require states that choose to adopt agricultural pilot programs to do so in order to study the growth, cultivation or marketing of industrial hemp in a manner that (i) ensures that only institutions of higher education and state agriculture departments are used to grow or cultivate industrial hemp; (ii) requires that sites used for growing or cultivating industrial hemp be certified with, and registered by, the states; and (iii) authorizes state agriculture departments to regulate the pilot programs. Within those parameters, the 2014 Farm Bill gives significant discretion to states to determine whether or not to adopt an industrial hemp pilot program, and to adopt regulations governing industrial hemp (including marketing research involving products derived from industrial hemp) under those pilot programs. Many of the states that have adopted pilot programs have registered private companies to participate in the pilot programs. Criticality is a registered processor of industrial hemp under North Carolina’s agricultural pilot program.

Under the 2014 Farm Bill, any cannabis plant, plant part or plant product that contains a higher concentration of THC than permitted in industrial hemp is considered a Schedule I substance under the Controlled Substances Act (i.e., marihuana) and is not protected by the 2014 Farm Bill. In addition, as of the date of this report, any industrial hemp plant, plant part or plant product that is produced outside of a state agricultural pilot program may be considered unlawful but not a controlled substance.

On December 20, 2018, the Agricultural Improvement Act of 2018 (the "2018 Farm Bill") was enacted. When fully implemented, the 2018 Farm Bill will permit broad commercial production of hemp outside of the current state agricultural pilot programs for industrial hemp. The 2018 Farm Bill, among other things, removes hemp and its derivatives (including cannabinoids such as CBD), from the Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to allow for hemp production and sale in the United States, subject to other laws, including those of the individual states. Most notably, the 2018 Farm Bill did not amend the Food, Drug and Cosmetic Act, which remains applicable to any hemp-derived products, including those containing CBD, sold in interstate commerce.

In place of agricultural pilot programs, the 2018 Farm Bill provides for commercial production of hemp and permits states to assert primary regulatory authority over hemp production, if they choose to do so. States choosing to assert such authority may adopt their own plans for regulating hemp production, which must comply with specified statutory criteria (e.g., that the states identify land where hemp is grown, test hemp for the appropriate THC concentration, adopt procedures to destroy non-conforming plants, and follow the federal enforcement scheme). Those state plans must be approved by the United States Department of Agriculture (the “USDA”), which must promulgate implementing regulations that the agency has indicated will, among other things, establish more-detailed procedures regarding submission and approval of state hemp plans. For hemp production in states without approved plans, producers must comply with an umbrella hemp plan established by the USDA and obtain licenses from the USDA. The USDA is expected to establish the terms of its umbrella hemp plan and the licensure procedures in the same implementing regulations.

The USDA has deferred review and approval of state plans, establishing its umbrella plan for hemp production in states without approved plans, and issuance of federal licenses to producers in such states until the agency promulgates final implementing regulations. Until such time as the USDA issues such final regulations, commercial hemp production under the 2018 Farm Bill cannot legally begin. However, research-related activities involving industrial hemp under the more-restrictive 2014 Farm Bill, such as those permitted by the North Carolina agricultural pilot program, may continue. The USDA has expressed an intention to issue such final regulations in time for producers to cultivate hemp for commercial purposes during the 2020 growing season specifically by August 2019. However, the timing and content of the USDA’s final implementing regulations cannot be assured. Moreover, the 2018 Farm Bill permits states to establish additional restrictions on hemp production and hemp products than required under federal law, although states may not interfere with the interstate transportation of hemp or hemp products produced in compliance with the 2018 Farm Bill. Further, in May 2019, the USDA issued a legal opinion asserting its view that states may not interfere with the interstate transportation of industrial hemp or products derived from industrial hemp produced in compliance with the 2014 Farm Bill, although whether the individual states will heed and reviewing courts will defer to this opinion remains uncertain.

Under the 2018 Farm Bill, any cannabis plant, plant part or plant product that contains a higher concentration of THC than permitted in hemp is still considered a Schedule I substance under the Controlled Substances Act (i.e., marihuana) and is not protected by the 2018 Farm Bill. Further, the 2018 Farm Bill specifies certain consequences for domestic production of hemp in violation of the applicable state or USDA hemp plan. These include potential disqualification from hemp production for a five-year period beginning on the date of a third violation.

Further, under the 2018 Farm Bill, the FDA has retained authority over hemp, including CBD derived from hemp, in products that qualify as regulated articles under the Food, Drug and Cosmetic Act, including foods, drugs, dietary supplements, and cosmetics. The statutory text of that law expressly did not alter authority of the FDA over hemp-derived products, including hemp-derived CBD products, under the Food, Drug and Cosmetic Act. The FDA has committed to regulating hemp-derived products sold in interstate commerce to the extent that they qualify as regulated articles under the Food, Drug, and Cosmetic Act-i.e., they meet the statutory definition of “food,” “drug,” “cosmetic,” etc.

In particular, the FDA has continued to assert its view that the Food, Drug and Cosmetic Act prohibits the marketing of CBD dietary supplements, regardless of whether the CBD is hemp-derived, because CBD was not marketed as a food or dietary supplement prior to the authorization of substantial clinical investigations of CBD-containing drug products. Further, the FDA has continued to assert that CBD cannot be added to conventional food sold in interstate commerce because CBD was not marketed in food prior to the initiation of substantial clinical investigations of CBD-containing drug products. Stakeholders have questioned the validity of the FDA’s stated positions as applied to some or all CBD-containing food or dietary supplement products (e.g., those containing full- or broad-spectrum hemp extracts containing naturally occurring quantities of CBD). Regardless, the FDA has express statutory authority to issue regulations permitting the marketing of CBD dietary supplements and use of CBD as a conventional food additive, although the FDA has never previously used these authorities to promulgate regulations permitting use of active drug ingredients in dietary supplements and conventional foods.

While the FDA has taken preliminary steps to explore the possibility of using these authorities and continues to invite submission of evidence establishing the prior marketing of CBD dietary supplements and CBD-containing foods, there can be no assurance that the FDA will change its current positions or proceed with issuing regulations overriding the statutory provisions on which the agency relies in asserting its current positions. Even if the FDA chooses to proceed with rulemaking, the timing and content of any final regulations cannot be assured. In addition, even if FDA ultimately permits the marketing of CBD dietary supplements or CBD-containing conventional foods, such products must otherwise comply with all applicable requirements of the Food, Drug and Cosmetic Act and the FDA’s implementing regulations and policies for these categories of products, including restrictions on the types of claims that marketers may make for them. Additionally, the Federal Trade Commission ("FTC") regulates advertising of all products, including for FDA-regulated articles made from hemp and CBD derived from hemp.

Under the 2014 Farm Bill, many states have adopted agricultural pilot programs to study the growth, cultivation or marketing of industrial hemp. The 2014 Farm Bill provided that “only institutions of higher education and State departments of agriculture are used to grow or cultivate industrial hemp.” States that have chosen to adopt agricultural pilot programs have varied in the extent to which private entities are permitted to participate in those pilot programs and the mechanisms for those commercial entities to do so. A common requirement for those programs is that all sites must be certified by, and registered with, the state agriculture departments. The registration mechanisms vary from state to state.

In North Carolina, where Criticality is based, the state general assembly passed Senate Bill 313 (as amended, the “NC Hemp Act”) on October 31, 2015, establishing a state pilot program to research the cultivation of industrial hemp. Consistent with the 2014 Farm Bill, the NC Hemp Act defined industrial hemp to include any part of the cannabis plant, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The NC Hemp Act further created a North Carolina Industrial Hemp Commission (the “NC Hemp Commission”) to oversee the state’s pilot program. The NC Hemp Commission was charged with, among other things, issuing licenses allowing persons, firms or corporations to cultivate industrial hemp for research purposes. The NC Hemp Act provided that those licensed to grow and cultivate industrial hemp under the pilot program could engage in any of eleven authorized research-related activities, including, among others, studying and investigating marketplace opportunities for hemp products; studying and investigating methods of industrial hemp cultivation; studying the economic feasibility of developing an industrial hemp market in various types of industrial hemp that can be grown in the state, including by commercial marketing and sale of industrial hemp; researching and promoting on the world market industrial hemp and hemp seed that can be grown in the state; and promoting research into the development of industrial hemp and commercial markets for North Carolina industrial hemp and hemp products. The NC Hemp Act also provides for civil and criminal penalties for, among others, those who violate the terms of the act or NC Hemp Commission rules or attempt to disguise marijuana by growing it in close proximity to industrial hemp. The North Carolina Department of Agriculture provides administrative support to the NC Hemp Commission and the research program is managed by State of North Carolina land grant universities. Criticality is a registered processor of industrial hemp under North Carolina’s agricultural pilot program.

In July 2017, the North Carolina Hemp Commission passed a resolution providing guidance to licensed growers, registered processors, registered farm aggregators, and others participants in the North Carolina industrial hemp pilot program. It noted that processed industrial hemp products, specifically excluding viable seeds and/or plants, may be imported into the United States and then freely bought and sold in commerce to the same extent as other like-kind goods. Interpreting the “plain language” of the 2014 Farm Bill, the North Carolina Hemp Commission found that the “marketing of industrial hemp products is part and parcel of what Congress authorized in connection with state pilot programs” and further that the 2014 Farm Bill “placed no restriction upon the marketing of hemp.” The North Carolina Hemp Commission thus reached the “inexorable conclusion that products flowing from lawfully established pilot programs are accorded the same badges of legitimacy and legality as are the imported hemp products specifically protected by the federal court’s decision in Hemp Industries Association,” a Ninth Circuit U.S. Court of Appeals decision which enjoined the enforcement of an FDA rule that would have banned non-hallucinogenic hemp products for human consumption. Based on these findings and an advisory opinion from the North Carolina Department of Justice that “Congress intended to allow industrial hemp grown for research purposes to be transported outside the state of origin,” in order to place North Carolina pilot program participants on the same footing as international growers, processors, wholesalers, and retailers, the North Carolina Hemp Commission resolved that licensed farmers, registered farm aggregators, and processors operating under the North Carolina industrial hemp pilot program may purchase from or sell live industrial hemp plants or seeds or propagules to both international and United States-based suppliers, and further resolved that licensed farmers may sell their industrial hemp crops, including seeds, propagules, plants and plant parts, to local, out of state, and international buyers and processors.

Under the 2018 Farm Bill, states may adopt plans for broader commercial production of hemp outside of agricultural pilot programs and for purposes other than research. The 2018 Farm Bill sets certain broad statutory guidelines for state plans (e.g., that the states identify land where industrial hemp is grown, test industrial hemp for the appropriate THC concentration, adopt procedures to destroy non-conforming plants, and follow the federal enforcement scheme). As discussed above, until the USDA promulgates its final regulations implementing the 2018 Farm Bill’s hemp production provisions, the agency does not plan to approve state plans, authorize commercial hemp production in states without approved state hemp plans under the terms of its umbrella hemp plan, or issue licenses to hemp producers in such states. Thus, industrial hemp production will generally continue to be governed by current state agricultural pilot program regulations, including in North Carolina.

In addition to regulating hemp and industrial hemp under the aegis of the 2014 and 2018 Farm Bills, states regulate hemp and industrial hemp in other ways. States, including North Carolina, have retained regulatory authority through their own analogs to the Food, Drug, and Cosmetic Act and have the authority to regulate the marketing of hemp and industrial hemp products, including

CBD products, in food, drugs, dietary supplements and cosmetics, as well as the claims made about them. Some states have adopted the FDA’s positions regarding CBD dietary supplements and CBD in conventional foods. Other states have not established industrial hemp pilot programs or otherwise prohibit the sale of all or certain hemp and industrial hemp products, including CBD products, under state controlled substances laws that do include the same exceptions for excluded parts and hemp found in the federal Controlled Substances Act, as amended by the 2018 Farm Bill, or that restrict the sale of such products only for certain limited medical uses. Some states’ industrial hemp pilot programs restrict or prohibit the marketing of all or certain industrial hemp products. In addition, the sales and marketing of hemp and industrial hemp products, including CBD products, are subject to regulation by state consumer regulatory and health agencies, and are subject to enforcement actions by state attorneys general.

Criticality currently processes industrial hemp sourced from and grown by licensed growers operating under North Carolina’s agricultural pilot program. It may in the future source industrial hemp from growers located in and operating under the agricultural pilot programs of other states. It also may in the future source hemp cultivated under the 2018 Farm Bill from growers operating under approved state plans or under the USDA’s umbrella plan. Further, consistent with the research purposes articulated in the North Carolina Hemp Act and North Carolina Hemp Commission guidance, Criticality sells industrial hemp-derived products, including CBD products, to consumers in other states. Accordingly, Criticality’s industrial hemp activities are and likely will continue to be governed by a complex fabric of rapidly evolving and sometimes-conflicting federal and state laws and regulations, including among others the unique and varied laws of the states from which Criticality sources its hemp and industrial hemp and to which Criticality ships its products. The Company cannot provide assurance that all states will amend their laws to mirror the federal Controlled Substances Act’s exclusions for hemp or otherwise permit the broad commercial distribution of hemp-derived products, including CBD products.

Pyxus Employees
Pyxus' consolidated entities employed approximately 3,347 persons, excluding seasonal employees, in our worldwide operations at March 31, 2019. In the Leaf - Other Regions operating segment, Pyxus' consolidated entities employed approximately 2,753 employees at March 31, 2019, excluding approximately 6,039 seasonal employees. Most seasonal employees are covered by collective bargaining agreements. In the Leaf - North America operating segment, Pyxus' consolidated entities employed approximately 462 employees at March 31, 2019, excluding approximately 90 seasonal employees. Most seasonal employees, as well as approximately 159 full-time factory personnel in the United States, are covered by collective bargaining agreements. In the Other Products and Services operating segment, Pyxus' consolidated entities employed approximately 132 employees at March 31, 2019. We consider the Company's employee relations to be satisfactory.

Government Regulation and Environmental Compliance
See Item 1A. “Risk Factors - Risks Relating to the Tobacco Industry” for a discussion of additional government regulation. Currently, there are no material estimated capital expenditures related to environmental control facilities. In addition, there is no material effect on capital expenditures, results of operations or competitive position anticipated as a result of compliance with current or pending federal or state laws and regulations relating to protection of the environment.

Executive Officers of Pyxus International, Inc.
The following information is furnished with respect to the Company's executive officers as of April 1, 2019, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

Name	Age	Title
J. Pieter Sikkel	55	President and Chief Executive Officer
Tracy G. Purvis	56	Executive Vice President - Business Services
Joel L. Thomas	52	Executive Vice President - Chief Financial Officer
Laura D. Jones	51	Senior Vice President - Human Resources
William L. O’Quinn, Jr.	50	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years.

J. Pieter Sikkel has served as President and Chief Executive Officer of Pyxus International, Inc., since March 2013, having previously served as President from December 14, 2010 through February 2013, Executive Vice President - Business Strategy and Relationship Management from May 2007 through December 13, 2010, and as Regional Director of Asia from May 2005 through April 2007.

Tracy G. Purvis has served as Executive Vice President - Business Services since February 2019, having previously served as Senior Vice President - Business Services from September 2018 through January 2019, Vice President - Global Information Services

from January 2011 through August 2018, Vice President - Chief Application Architect from April 2009 through December 2010, and as Vice President - Chief Technology Officer from May 2005 through March 2009.

Joel L. Thomas has served as Executive Vice President - Chief Financial Officer since January 2014, having previously served as Vice President - Treasurer from December 2005 through December 2013.

Laura D. Jones has served as Senior Vice President - Human Resources since September 2018, having previously served as Vice President - Human Resources from January 2011 through August 2018, Vice President - Human Capital from August 2009 through December 2010, and as Vice President - Compensation and Benefits from May 2005 through July 2009.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Pyxus International, Inc. securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important risk factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

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

As of March 31, 2019, we had approximately $429.0 million drawn and outstanding on short-term seasonal lines with maximum capacity totaling $795.9 million, subject to limitations under our asset-based revolving credit facility (the "ABL Facility"). Additionally against these lines there was $10.7 million available in unused letter of credit capacity with $5.4 million issued but unfunded.

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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2019, we had approximately $1,327.7 million. If we incur additional indebtedness to our current indebtedness levels, including borrowings under the ABL Facility or other short or long-term credit facilities, the related risks that we now face could increase.

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
We may be able to incur substantial additional indebtedness in the future under the terms of the indentures governing the senior notes and the agreement governing the ABL Facility. The ABL Facility provides for a revolving credit line of up to $60.0 million subject to a borrowing base of eligible inventory and accounts receivable, and under certain conditions, we may solicit the lenders under the ABL Facility or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15.0 million (less the aggregate principal amount of any additional notes issued under the indenture governing the senior secured first lien notes). As of March 31, 2019, we had no outstanding borrowings under the ABL Facility and $60.0 million, subject to limitations under the ABL Facility, was available for borrowing under the ABL Facility and an additional $361.6 million was available for borrowing under other short and long-term credit facilities, including $5.3 million with respect to issued but unfunded letters of credit. If new debt is added to our current debt levels, the risks discussed above could intensify.

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

For the year ended March 31, 2019, each of Philip Morris International, Inc., China Tobacco International Inc. and Imperial Brands, PLC, including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. Japan Tobacco, Inc. has vertically integrated operations in Malawi, Brazil and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Although some customers have reversed certain aspects of their previous vertical integration of operations, further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively affect our organizational structure and asset base.
The global leaf tobacco industry has experienced shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States and Europe from historical levels. At the same time, production volumes in other sourcing origins have stabilized. Additional shifts in sourcing may occur as a result of currency fluctuations, including changes in currency exchange rates against the U.S. dollar, the imposition of tariffs and other changes in international trade policies. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements have changed due to these variations in production, which could influence our ability to plan effectively for the longer term in the United States and Europe.

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
In countries where we contract directly with tobacco suppliers, we bear the risk that the tobacco delivered will not meet quality and quantity requirements of our customers. If the tobacco does not meet such market requirements, we may not be able to sell the tobacco we agreed to buy and may not be able to meet all of our customers’ orders, which would have an adverse effect on our profitability and results of operations.

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
Some of the countries we do business in do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016.

Our international operations are in areas where the demand is for the export of lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania and Turkey.

In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of Malawi's economy as highly inflationary, the shortage of U.S. dollars in Zimbabwe for exchange for local currency equivalents, and fluctuations in the Zimbabwe local currency equivalent exchange rate. Devaluation and appreciation of the local currency and inflation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have relatively recently had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”) and we operate in jurisdictions that pose a high risk of potential FCPA violations.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. Although our corporate policy prohibits foreign bribery and we have adopted procedures to promote compliance, there is no assurance that our policy or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls, the imposition of a compliance monitor at our expense and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition, and results of operations.

In 2010, we entered into settlements with the SEC and the U.S. Department of Justice to resolve their investigations regarding potential criminal and civil violations of the FCPA. The settlements resulted in the disgorgement in profits and fines totaling $19.45 million, which have been paid. Both settlements also required us to retain an independent compliance monitor for a three-year term that was completed September 30, 2013.

Our exposure to foreign tax regimes, and changes in U.S. or foreign tax regimes, could adversely affect our business.
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

We seek to optimize our tax footprint across all operations in U.S. and non-U.S. jurisdictions alike. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) changed corporate tax rates, the taxation of foreign earnings and the deductibility of expenses, among other things. The Tax Act materially impacted the recoverability of our deferred tax assets, resulting in a significant one-time change in the quarter ended December 31, 2017, the period in which the Tax Act was is enacted. Other provisions of the Tax Act, including limitations on the deductibility of interest expense and tax on Global Intangible Low-Taxed Income (“GILTI”) will continue to materially affect the Company’s effective tax rate. The final impact of the Tax Act, including regulations to be adopted thereunder, changes in interpretations, and additional guidance that may be issued, unexpected negative changes in business and market conditions, may reduce certain tax benefits initially considered to be available.

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

In addition, the devaluation of foreign currencies has resulted and may in the future result in reduced purchasing power from customers whose capital resources are denominated in those currencies. We may incur a loss of business as a result of the devaluation of these currencies now or in the future. For example, there has been a recent widening of the effective exchange rate in the local currency equivalent in Zimbabwe. If this trend continues, our results of operations could be adversely affected.

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.

In addition to the two primary global independent publicly held leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Risks Related to New Business Lines

Our investments in new business lines as part of our expanded business strategy have been in companies with limited histories that are operating in newly developing markets and are subject to numerous risks and uncertainties.
Our investments, including indirect investments, in FIGR East, FIGR Norfolk, Criticality, Purilum, Nicotine River, and Humble Juice (collectively, the "new business lines") and the operation of these businesses, involve a high degree of risk. These investments are in businesses with limited operating histories and are dependent upon receipt of requisite licenses and approvals. We cannot assure you that as these operations further develop they will be profitable or otherwise sustainable. While certain of these businesses involve the cultivation and/or processing of agricultural products similar in certain ways to leaf tobacco, and accordingly share commonality with our agronomy, traceability and agricultural product processing expertise, they are subject to commercial and regulatory challenges different from our historical businesses and with respect to which we do not have the same level of experience. In addition, these businesses are subject to numerous additional risks and uncertainties, including those specified in the risk factors below.

Cannabis for adult use was only recently legalized in Canada. As a result, the industry and the regulations governing the industry are rapidly developing, and if they develop in ways that differ from the Company’s expectations, its business and results of operations may be adversely impacted.
The Canadian Cannabis Act federally legalized adult-use (non-medical) cannabis in Canada effective as of October 17, 2018. Under the Canadian Cannabis Act, each province and territory of Canada has the ability to separately regulate the distribution and sale of cannabis within such province or territory, and the laws (including associated regulations) adopted by each province and territory may vary significantly. Each Canadian province and territory has enacted and implemented regulatory regimes for the distribution and sale of cannabis for adult use; however, there is no guarantee that provincial and territorial legislation regulating the distribution and sale of cannabis for adult use, or the application and enforcement of such legislation, will not change in the future. Any such change could result in significant additional compliance or other costs and may make participation in such markets uneconomical. Since cannabis was only recently legalized in Canada, there may be inconsistencies in the interpretation and enforcement of the Canadian Cannabis Act and associated provincial and territorial rules and regulations. In addition, Health Canada has experienced delays in approving applications for new licenses, capacity expansions and employee security checks, including with respect to the Norfolk Expansion and the Charlottetown Expansion, and the approval of certain members of management to perform functions requiring regulatory approval. Additional inconsistencies, changes or delays could have a material adverse effect on the business, financial condition, and results of operations of FIGR East and FIGR Norfolk.

In addition, regulations are continuing to be developed for different aspects of the adult-use cannabis industry in Canada. For example, the Canadian federal government has published draft regulations governing the production and consumption of edible cannabis and cannabis-derived products (such as cannabis extracts and cannabis topicals), the sale of which is not currently permissible. If FIGR East and FIGR Norfolk begins to offer edible cannabis products once such products are legalized, they will need to assess the final rules and regulations. The regulations and market for such products and adult-use cannabis generally may not develop, or may not develop as the Company expects, which could have a material adverse effect on FIGR East and FIGR Norfolk’s business, financial condition, and results of operations.

In Canada, the federal and provincial or territorial legislation and regulatory regimes for cannabis products also include excise duties payable by licensed cannabis producers on adult-use cannabis products, in addition to goods and services tax or harmonized sales tax in certain provinces and territories. The rate of the excise duties for cannabis products varies by province and territory. Any significant increase in the rate of excise duties on cannabis products in the future could reduce consumer demands for cannabis products and adversely impact the adult-use cannabis industry and market in general. In addition, any increase in the rate of excise duties on cannabis products in the future could reduce the margins and profitability of FIGR East and FIGR Norfolk in the event that they could not, or chose not to, pass along such increases to consumers.

The cannabis industry and market are relatively new in Canada, and this industry and market may not continue to exist or grow as anticipated or the Company may ultimately be unable to succeed in this industry and market.
FIGR East and FIGR Norfolk are operating in a relatively new cannabis industry and market. They face inherent challenges associated with being in a new market, including establishing reliable agricultural supply chains and modernizing processing and manufacturing to compete with other market participants. In addition to being subject to general business risks associated with a business involving an agricultural product and regulated consumer products, these subsidiaries need to continue to build brand awareness in the Canadian adult-use cannabis industry and market through significant investments in strategy, production capacity, quality assurance and compliance with regulations. These activities may not promote their brands and products as effectively as intended, or at all. Competitive conditions, consumer tastes, patient requirements and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from existing industries and markets.

Accordingly, we cannot assure you that these industries and markets will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management's expectations and assumptions. Any event or circumstance that affects the legal cannabis industry and markets could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Further, the growth of the Canadian adult-use cannabis industry is restricted by limitations on sales and marketing activities imposed by Health Canada, various medical associations, and other governmental or quasi-governmental bodies or voluntary industry associations, which may adversely affect FIGR Norfolk and FIGR East’s ability to conduct sales and marketing activities and could have a material adverse effect on their businesses, operating results and financial conditions.

Pyxus and its U.S. subsidiaries may be unable to receive any funds generated by FIGR Norfolk and FIGR East and such funds may not be used to fund the payment of obligations of our U.S. based operations.
Pyxus does not currently intend to repatriate any funds generated by FIGR Norfolk or FIGR East’s operations into the United States and certain United States federal laws may restrict it from doing so. Accordingly, funds generated by these subsidiaries’ operations, or in certain circumstances the potential future sale of either or both of these subsidiaries, may not be available to fund the payment of obligations of the Company’s U.S. based operations, including the debt obligations of Pyxus.

The market for industrial hemp and CBD in the United States is relatively new and is subject to risks associated with an emerging industry. This industry and market may not continue to exist or grow as anticipated or Criticality may ultimately be unable to succeed in this industry or market.
The hemp and CBD industry in the United States is highly speculative and is a new industry which is rapidly expanding and may not be successful. Criticality faces inherent challenges associated with being in a new market, including establishing reliable agricultural supply chains and modernizing processing and manufacturing to compete with producers in other countries where industrial hemp cultivation has already been established. Therefore, Criticality is subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of hemp products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

The market for e-liquids, vapable oils and other vaping products is a niche market and is relatively new and emerging. If the market develops more slowly or differently from the Company's expectations, the business, growth prospects and financial condition of the new business lines' vaping business lines could be adversely affected.
E-liquids, vapable oils and other vaping products, having recently been introduced to market, are at an early stage of development and represent a niche market that is evolving rapidly and is characterized by an increasing number of global market entrants. Future sales and any future profits are substantially dependent upon the widespread acceptance and use of vaping products. Rapid growth in the use of, and interest in, e-liquids, vapable oils and other vaping products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, the new business lines' vaping products business line is subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of e-liquids, vapable oils and other vaping products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for e-liquids, vapable oils and other vaping products. Furthermore, the market for e-liquids, vapable oils and other vaping products is relatively new and many products may not achieve or sustain high levels of demand and market acceptance. While traditional tobacco products are well established and revenue from traditional cigarette sales represents a substantial majority of total industry revenue, smokeless tobacco products and vaping products represent only a small portion of the industry. E-liquids, vapable oils and other vaping products may not become widely adopted, or the market for vaping products may not develop as the Company expects. If the market for e-liquids, vapable oils and other vaping products develops more slowly, or differently from expectations, the business, growth prospects and financial condition of these new business lines may be adversely affected.

FIGR East and FIGR Norfolk intend to target the premium segment of the Canadian adult-use cannabis market, which may not materialize, or in which they may not be able to develop or maintain a brand that attracts or retains customers.
FIGR East and FIGR Norfolk intends to target users of cannabis in the Canadian adult-use cannabis market who are looking for premium products. However, such a market may not materialize or be sustainable. If this premium market does materialize, they may not be successful in creating and maintaining consumer perceptions of the value of their premium products. The promotion of cannabis is strictly regulated in Canada. For example, promotion is largely restricted to the place of sale and subject to prescribed conditions set out in the Canadian Cannabis Act and the Canadian Cannabis Regulations. Among other restrictions, the Canadian Cannabis Act prohibits testimonials and endorsements, lifestyle branding and promotion that is appealing to young persons. Such restrictions on advertising, marketing and the use of logos and brand names, and other restrictions on advertising imposed by Canadian federal or provincial laws or regulations, or similar regulations imposed in other jurisdictions, may prevent FIGR East and FIGR Norfolk from creating and maintaining consumer perceptions in the value of their premium products and establishing themselves as premium producers. If FIGR East and FIGR Norfolk cannot successfully enter into or compete in the premium market, they may face significant challenges in gaining or maintaining a market share in Canada or they may be forced to sell their respective products at a lower price, which may materially adversely affect their respective revenues.

The success of FIGR East and FIGR Norfolk depends, in part, on their ability to attract and retain customers who in turn sell to ultimate consumers of cannabis and cannabis-related products. To do this, FIGR East and FIGR Norfolk are dependent upon, among other things, continually producing desirable and effective products and the continued growth in the aggregate number of adult-use cannabis consumers. FIGR East and FIGR Norfolk have made significant investments in enhancing their brands to attract consumers. Subject to the applicable legal restrictions, the Company expects that they will continue to make significant investments to promote their current products to new consumers and new products to current and new consumers. Such campaigns can be expensive and may not result in increased sales. If FIGR East and FIGR Norfolk are unable to attract new consumers, they may not be able to increase their sales.

Changes in laws, regulations and guidelines in Canada pertaining to cannabis may adversely affect FIGR Norfolk and FIGR East.
On October 17, 2018, the Canadian Cannabis Act legalizing recreational adult use of cannabis nationwide came into effect. Uncertainty remains, however, with respect to the implementation of regulations under the Canadian Cannabis Act that will govern the sale and use of cannabis-related products as well as the various provincial and territorial regimes governing the distribution and sale of cannabis for adult-use purposes. The impact of these laws, regulations and guidelines on the businesses of FIGR Norfolk and FIGR East, including increased costs of compliance and other potential risks remain uncertain and, accordingly, may cause FIGR Norfolk and FIGR East to experience adverse effects.

To date, only fresh cannabis, dried cannabis, cannabis plants, cannabis seeds, and cannabis oil products are permitted for sale in Canada. Pursuant to the Canadian Cannabis Act, certain classes of cannabis products, such as edibles, extracts, and topicals are currently prohibited from sale, but the federal government in Canada has expressed its intention to permit such products for sale by October 17, 2019. While draft regulations have been released, the impact of these regulatory changes on the business of FIGR Norfolk and FIGR East is unknown, and the proposed regulations may not be implemented at all or, if they are, may change significantly.

In addition, the Canadian Cannabis Act allows for licenses to be granted for outdoor cultivation and Health Canada commenced granting outdoor cultivation licenses in May 2019. The implications of permitting outdoor cultivation are not yet known, but outdoor cultivation could reduce start-up capital required for new entrants in the cannabis industry, or permit lower cost expansions by existing industry participants as capital expenditure requirements related to outdoor growing are typically much lower than those associated with indoor growing. Similarly, it may also ultimately lower prices. Accordingly, competition from firms holding outdoor cultivation licenses may have a material adverse impact on the business, financial condition, and results of operation of FIGR Norfolk and FIGR East.

As the Canadian cannabis industry continues to develop, competition from market participants may have a negative impact on FIGR Norfolk and FIGR East’s business and financial condition.
As the Canadian adult-use cannabis market continues to mature, consumers who once solely relied on the medical cannabis market may shift some, or all, of their consumption away from medical cannabis and towards adult-use cannabis, resulting in increased levels of competition in the adult-use cannabis market. As the adult-use cannabis market continues to mature, the entry of new competitors may also increase the level of competition in the cannabis market as a whole. This increase in competition may have a negative impact on FIGR East and FIGR Norfolk.

FIGR Norfolk and FIGR East face competition from existing license holders licensed under the Canadian Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical, and human resources than the Company does. As a result, FIGR Norfolk and FIGR East’s competitors may be more successful in gaining market penetration and market share in the adult-use cannabis industry in than the Canada. FIGR Norfolk and FIGR East’s commercial opportunity in the adult-use cannabis market could be reduced or eliminated if its competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that FIGR Norfolk and FIGR East may produce, have greater sales, marketing and distribution support than FIGR Norfolk and FIGR East’s products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over FIGR Norfolk and FIGR East’s products and receive more favorable publicity FIGR Norfolk and FIGR East’s products. If FIGR Norfolk and FIGR East’s adult-use cannabis products do not achieve an adequate level of acceptance by the adult-use cannabis market, FIGR Norfolk and FIGR East may not generate sufficient revenue from these products, and their businesses may not become profitable.

Further, the cannabis industry in Canada is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation in Canada of strategic relationships. Such acquisitions or other consolidating transactions could harm FIGR East and FIGR Norfolk in a number of ways, including by losing strategic partners if the partners are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing them to expend greater resources to meet new or additional competitive threats, all of which could harm their operating results. As competitors enter the market and become increasingly sophisticated, competition in FIGR East and FIGR Norfolk’s industry may intensify and place downward pressure on retail prices for their products and services, which could negatively impact their profitability.

The Canadian Cannabis Act allows individuals in Canada to cultivate, propagate, harvest and distribute up to four cannabis plants per household, despite certain provincial restrictions, provided that each plant meets certain requirements. If FIGR Norfolk and FIGR East is unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, FIGR Norfolk and FIGR East’s success in the adult-use cannabis business in Canada may be limited and may not fulfill the expectations of management.

If the number of users of medical and/or adult-use cannabis in Canada increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. In addition, the legal landscape for medical and adult-use cannabis is changing internationally. More countries have passed laws that allow for the production and distribution of medical cannabis in some form or another, and some of these countries may pass laws allowing for the production and distribution of adult-use cannabis as well. Increased international competition could materially adversely affect FIGR Norfolk and FIGR East’s business, operations, or growth prospects.

FIGR Norfolk and FIGR East also face competition from licensed producers that may not fully comply with applicable regulations. Such producers may have lower operating costs, make impermissible claims and utilize other competitive advantages based on circumvention of regulatory requirements. Furthermore, FIGR East and FIGR Norfolk also face competition from the illicit cannabis market. Illegal dispensaries and “black market” operations and participants, despite not having a valid license under the Canadian Cannabis Regulations, may be able to (i) offer products with higher concentrations of active ingredients than FIGR East and FIGR Norfolk are authorized to produce and sell, (ii) use delivery methods, including edibles, concentrates and extract vaporizers, that the FIGR East and FIGR Norfolk are currently prohibited from offering to individuals in Canada, (iii) brand products more explicitly, (iv) sell products at lower prices and (v) market products in ways not permissible by law. As these illicit market participants do not comply with the regulations governing the cannabis industry in Canada, their operations may also have significantly lower costs.

To remain competitive while complying with regulatory requirements, FIGR Norfolk and FIGR East will require continued significant investment in research and development, marketing, sales and customer support. FIGR Norfolk and FIGR East may not have sufficient resources to maintain research and development, marketing, sales and customer support efforts on a competitive basis, which could materially and adversely affect the business, financial condition, and results of operations of FIGR Norfolk and FIGR East.

Given the rapid changes affecting global, national, and regional economies generally and the cannabis industry, in particular, FIGR East and FIGR Norfolk may not be able to create and maintain a competitive advantage in the marketplace. Their success will depend on their ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions, and competitive pressures. Any failure by FIGR East and FIGR Norfolk to anticipate or respond adequately to such changes could have a material adverse effect on their respective financial condition, operating results, liquidity, cash flow, and operational performance.

The new business lines will be constrained by law in marketing certain of their respective products.
The development of the new business lines may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the Canadian federal regulatory regime includes plain packaging requirements. Among other things, the packaging of cannabis products may not include brand names or images, logos that promote cannabis, designs appealing to youth, testimonials or endorsements or lifestyle branding. The restriction on the use of logos and brand names on cannabis products could have a material adverse impact on the business, financial condition, and results of operations of FIGR Norfolk and FIGR East, as it may be difficult to establish brand loyalty.

If the new business lines are unable to effectively market their respective products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for their respective products, the Company’s results of operations could be adversely affected.

There are factors that may prevent FIGR Norfolk and FIGR East from realizing growth targets.
The adult-use cannabis industry and market are relatively new in Canada and this industry and market may not continue to exist or grow as anticipated or FIGR Norfolk and FIGR East may be ultimately unable to succeed in this new industry and market. In addition to being subject to general business risks, each of FIGR Norfolk and FIGR East must, subject to regulatory constraints, build brand awareness in this industry and market through significant investments in its strategy, its production capacity, quality assurance and compliance with regulations. Further, facilities expansions contemplated by FIGR Norfolk and FIGR East may not be completed on the schedule anticipated by the Company due to delays in construction, including delays in securing necessary funding, and may not receive necessary licenses and permits to permit operations to commence once construction is completed. In addition, FIGR Norfolk and FIGR East may not be able to attract and retain sufficiently qualified personnel to adequately staff the expanded facilities. It is also possible that the contemplated expansion plans may cost more than anticipated, in which circumstance FIGR Norfolk or FIGR East may curtail, or extend timeframes for completing, the expansion plans. Any of these circumstances could have a material adverse effect on the financial results of the Company.

In addition, there is no assurance that this industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management's expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry and market in Canada could have a material adverse effect on the FIGR Norfolk and FIGR East’s respective business and growth opportunities.

The market for hemp in the United States is increasingly competitive.
The hemp market in the United States is competitive and evolving and Criticality faces strong competition from both existing and emerging companies that offer similar products. Some of Criticality’s current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than Criticality.

Given the rapid changes affecting global, national, and regional economies generally and the hemp and CBD industries, in particular, Criticality may not be able to create and maintain a competitive advantage in the marketplace. Criticality’s success will depend on its ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions, and competitive pressures. Any failure by Criticality to anticipate or respond adequately to such changes could have a material adverse effect on its financial condition, operating results, liquidity, cash flow and operational performance.

The number of competitors in the hemp and CBD markets is expected to increase, both in the United States and internationally, which could negatively affect Criticality’s market position and demand for its products. Additionally, the introduction of an adult-use model for non-hemp cannabis production and distribution in various jurisdictions may cause producers in those jurisdictions to develop cannabis-derived CBD products and compete with Criticality’s hemp and CBD products. The impact of this potential development may be negative for Criticality and could result in increased levels of competition in its existing market and/or the entry of new competitors in the overall hemp market in which Criticality operates.

The Company may experience intense competition in the e-liquid, vapable oil, and vaping products industries in which it and its joint ventures currently operate.
The Company’s subsidiaries and joint ventures operating in the e-liquid and vaping products industry may face intense competition from other companies in the vapable products and vapor products industry, some of which can be expected to have longer operating histories and more financial resources, market penetration and experience than these subsidiaries. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, and results of operation of these subsidiaries. Because the e-liquid, vapable oil and vaping products industry has relatively low barriers to entry, the Company expects that its subsidiaries and joint ventures in these businesses to face additional competition from new entrants. To become and remain competitive in this industry, the Company and its joint ventures may require research and development, marketing, sales and support. The Company and its joint ventures may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis, which could materially and adversely affect the business, financial condition, and results of operations of this aspect of its business. The competitive environment and the Company's competitive position in this market can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette or e-liquid, vapable oil and other vaping products excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate products, restricts consumer access to certain products, such as certain flavored e-liquids, or limits the ability to market products in certain jurisdictions.

The Company currently sells, and expects to continue to sell, a significant share of its product to provincial governments through supply contracts that may not generate orders as expected or which may not be renewed.
Under the terms of their respective licenses and the Canadian Cannabis Act, FIGR East and FIGR Norfolk are restricted as to whom they can sell their respective cannabis products. They currently, and expects to continue to, derive a significant portion of their revenues from supply agreements with Canadian provincial and territorial governments, including particularly Prince Edward Island and Nova Scotia. Generally, none of their provincial or territorial supply agreements contain purchase commitments or otherwise obligates the purchaser to buy a minimum or fixed volume of products. As a result, the amount of cannabis that these purchasers may purchase under the supply agreements, or its price, may deviate significantly from the Company’s expectations. In addition, FIGR East and FIGR Norfolk’s revenues could fluctuate materially in the future and could be materially and disproportionately impacted by the purchasing decisions of existing government purchasers and any other future government purchasers. If any of these purchasers decides to purchase lower volumes of products from the amount FIGR East and FIGR Norfolk expect, insists on a price that is lower than FIGR East and FIGR Norfolk expect, alters its purchasing patterns at any time with limited notice, decides not to continue or begin to purchase FIGR East and FIGR Norfolk cannabis products at all or does not renew its agreement with FIGR East and FIGR Norfolk on similar terms or other terms acceptable to them, FIGR East and FIGR Norfolk’s revenues could be materially adversely affected.

The adult-use cannabis market in Canada has experienced, and may in the future experience, supply and demand fluctuations.
There has been a shortfall in supply in the Canadian adult-use cannabis market since legalization in October 2018. Such supply shortages have led to increased prices, increases in out-of-stocks and the consumers opting to buy cannabis on the illicit market. Although licensed producers have increased capacity, there is no guarantee that such entities will be able to produce enough cannabis to meet existing demand. Such demand, however, may not be sustained and the increase in production may result in over-supply and lower prices. If FIGR East and FIGR Norfolk’s inventory levels in the future become greater than consumer demand, they may have to engage in sale of excess inventory at discounted prices, which could significantly impair their brand image. Conversely, if they underestimate demand for their products, they may experience inventory shortages, which might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty. In addition, demand for cannabis and cannabis products is dependent on a number of social, political and economic factors that are beyond their control, including the novelty of legalization, which may wear off. A material decline in the economic conditions affecting consumers can cause a reduction in disposable income for the average consumer, change consumption patterns and result in a reduction in spending on cannabis products or a switch to other products obtained through illicit channels. Market demand for cannabis may not continue to be sufficient to support the FIGR East and FIGR Norfolk’s current or future production levels, and FIGR East and FIGR Norfolk may not be able to generate sufficient revenue to be profitable.

Consumer perception and reputational risk associated with the cannabis industry may negatively affect FIGR Norfolk and FIGR East's business activities.
We believe that the Canadian cannabis legal use market is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with currently held views. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the cannabis industry and demand for its products and services, which could affect the business, results of operations and cash flows of FIGR Norfolk and FIGR East. FIGR Norfolk and FIGR East's dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on FIGR Norfolk and FIGR East and their respective business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products legally, appropriately, or as directed.

In addition, parties outside of the cannabis industry in Canada with which the Company does business may perceive that they are exposed to reputational risk as a result of FIGR Norfolk and FIGR East's cannabis business activities. For example, the Company could receive a notification from a financial institution advising it that the financial institution would no longer maintain banking relationships with those in the cannabis industry, even though the Company’s involvement is through indirect, separately managed foreign subsidiaries. It is possible that the Company may in the future have difficulty establishing or maintaining bank accounts or other business relationships that it needs to operate its business. Failure to establish or maintain such business relationships could have a material adverse effect on the Company.

Future clinical research studies on the effects of cannabis, hemp, and vapable products, among others, may lead to conclusions that dispute or conflict with the Company's understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of such products.
Research in Canada, the United States, and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids, such as CBD and tetrahydrocannabinol (“THC”), remains in early stages. There have been relatively few studies conducted to determine the benefits, safety and side effects of cannabis or isolated cannabinoids (such as CBD and THC).

Although the Company believes that the articles, reports and studies support its beliefs regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such articles, reports and studies to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such articles and reports.

Future research studies and clinical trials may draw opposing conclusions, or reach negative conclusions, regarding the benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis use, which could have a material adverse effect on the demand for products containing THC or CBD with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The Company believes the hemp and CBD industries in the United States are highly dependent upon positive consumer perception regarding the safety, efficacy, and quality of hemp-derived products, as well as consumer views concerning regulatory compliance and perceived similarities or differences between hemp and marihuana. Consumers, vendors, landlords/lessors, industry partners or third-party service providers may incorrectly perceive hemp products as marihuana thereby confusing them for having the high THC content of marihuana or for being illegal under U.S. federal law.

If the Company chooses to engage in research, development, and marketing activities outside of Canada, controlled substance legislation may restrict or limit the Company's ability to research, manufacture and develop a commercial market for its products.
Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention, the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972, classifies cannabis as Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC–the principal psychoactive cannabinoid of cannabis–as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to subsidiaries of the Company obtaining manufacturing and/or marketing approval for its products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit such products to be manufactured, researched, and/or marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

There are limited long-term data with respect to the efficacy and side effects of the new business lines’ products.
If the products of the new business lines of the Company’s subsidiaries and joint ventures are not perceived to have the effects intended by the end user, the Company's business may suffer. Certain of these products contain hemp extract and other ingredients and may qualify in the United States as dietary supplements. Moreover, many of these products contain innovative ingredients or combinations of ingredients. There are limited long-term data with respect to efficacy, unknown side effects and/or interaction of these substances with human or animal biochemistry. As a result, these products could have unexpected side effects, the discovery of which could materially and adversely affect the Company's, business, financial condition, and results of operations.

In particular, the rapid development of e-liquids, vapable oils and other vaping products has not provided sufficient time for the medical profession to study the long-term health effects of using such products. Therefore, it is uncertain as to whether or not e-liquids, vapable oils and other vaping products are safe for their intended use. If the medical profession were to determine that using e-liquids, vapable oils and other vaping products posed a significant threat to long-term human health, consumption could decline rapidly and the Company’s subsidiaries and joint ventures may be forced to modify certain or all of their respective, e-liquids, vapable oils and other vaping products. Such an outcome may have material adverse effect on the Company's financial condition, and results of operations

Changing consumer preferences may adversely affect consumer retention and results of operations.
As a result of changing consumer preferences, many dietary supplements and other innovative products attain financial success for a limited period of time. Even if the products of the Company’s new business lines find retail success, there can be no assurance that any of these products will continue to see extended financial success. The Company's success will be significantly dependent upon its ability to develop new and improved product lines and to adapt to consumer preferences. Even if it is successful in introducing new products or developing current products, a failure to gain consumer acceptance or to update products with compelling content could cause a decline in popularity of these products that could reduce revenues and harm the Company's brands, business, financial condition, and results of operations.

Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the Company’s subsidiaries and joint ventures being unable to satisfy consumer preferences and generate revenue, which would have a material adverse effect on the Company’s profitability, financial condition, and results of operations.

The success of the Company’s new business lines depends on their ability to attract and retain consumers. There are many factors which could impact their ability to attract and retain consumers, including its ability to continually produce desirable and effective products, the successful implementation of consumer acquisition plans and the continued growth in the aggregate number of potential consumers. Failure of the Company’s new business lines to acquire and retain consumers could have a material adverse effect on the Company.

The Canadian legal adult-use cannabis industry is in its early stages of development and it is likely that FIGR East, FIGR Norfolk and their competitors, will seek to introduce new products in the future. In attempting to keep pace with any new market developments, FIGR East and FIGR Norfolk may need to spend significant amounts of capital in order to successfully develop and generate revenues from new products that they introduce. As well, they may be required to obtain additional regulatory approvals from Health Canada and any other applicable regulatory authorities, which may take significant amounts of time. FIGR East and FIGR Norfolk may not be successful in developing effective and safe new products, anticipating shifts in social trends and consumer demands, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on their business and results of operations and on the Company’s results of operations.

In addition, the patterns of cannabis consumption in Canada and elsewhere in the world may shift over time due to a variety of factors, including changes in demographics, social trends, public health polices and other leisure or consumption behaviors. If consumer preferences for FIGR East and FIGR Norfolk’s products or cannabis products in general do not develop, or if once developed they were to move away from FIGR East and FIGR Norfolk’s products or cannabis products in general, or if FIGR East and FIGR Norfolk is unable to anticipate and respond effectively to shifts in consumer behaviors, they and the Company may be adversely affected.

The Company’s subsidiaries and joint ventures are subject risks related to the retail distribution of their respective products.
Retail chains typically procure products in defined cycles depending on their internal procurement needs. If the Company’s subsidiaries and joint ventures engaged in the new business lines are successful in obtaining retail distribution for their products, they will be subject to the cyclical nature of the procurement strategies of their respective retail partners.

Further, in order to sell cannabis via retail outlets in certain provinces in Canada, FIGR Norfolk and FIGR East will have to be successful in obtaining government contracts. There can be no assurance that FIGR Norfolk and FIGR East will be successful in obtaining sufficient government contracts to satisfy the Company’s business plan.

Trade of cannabis for non-medical purposes within Canada may be restricted by the Canadian Free Trade Agreement.
FIGR East has entered into certain supply agreements for the supply of adult-use cannabis and cannabis derivative products. The Canadian Free Trade Agreement, which generally reduces or eliminates the barriers to the free movement of persons, goods, services, and investments within Canada, specifically excludes cannabis for non-medical purposes from its scope and instead leaves the intra-Canadian movement of non-medical cannabis to future negotiations among the provinces and territories. There is a risk that the outcome of the negotiations will result in the interprovincial and interterritorial trade of cannabis for non-medical purposes in Canada being entirely restricted or subject to conditions that will negatively impact the ability of FIGR East (and, when licensed, FIGR Norfolk) to sell cannabis in provinces and territories in which they do not have cultivation and production facilities, including those in which FIGR East has already executed agreements or been approved to supply cannabis to retailers.

The Company’s new business lines may be unable to maintain or promote the reputation of their respective brands or incur excessive expense in doing so.
Management believes that maintaining and promoting the respective brands of the new business lines is critical to expanding their respective customer bases. Maintaining and promoting such brands will depend largely on the ability of the Company’s subsidiaries and joint ventures engaged in the new business lines to continue to provide quality, reliable and innovative products, which they may not do successfully. Such subsidiaries and joint ventures may introduce new products or services that their respective customers do not like, which may negatively affect their respective brand and reputation. Maintaining and enhancing these brands may require substantial investments, and these investments may not achieve the desired goals. In addition, regulation restrictions in Canada mandating plain packaging and generally prohibiting promotional activities may inhibit FIGR Norfolk and FIGR East's ability to develop their brands and reputations If the Company’s subsidiaries and joint ventures fail to successfully promote and maintain their respective brands or incur excessive expenses in this effort, the Company’s business, financial condition, and results of operations could be materially adversely affected.

The industries in which the new business lines operate are highly regulated and the Company may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business.
The Company's new business lines are heavily regulated in all jurisdictions where they carry on business. For example, the operations of FIGR Norfolk and FIGR East are subject to various laws, regulations and guidelines by governmental authorities (including Health Canada) relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over such activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on these products and services.

Achievement of the Company's business objectives is contingent, in part, upon compliance with regulatory requirements enacted by all relevant governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of the products of its subsidiaries and joint ventures. The commercial cannabis industry is still a new industry and, in Canada, in particular, the Canadian Cannabis Act is a new regime that has no close precedent in Canadian law. The effect of relevant governmental authorities' administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on the Company's business, financial condition, and results of operations.

Any failure to comply with the regulatory requirements applicable to the operations of the new business lines may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate; the suspension or expulsion from a particular market or jurisdiction or of key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations, increase compliance costs or give rise to material liabilities or a revocation of licenses and other permits, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact the ongoing costs relating to regulatory compliance.

The new business lines are reliant on obtaining licenses, authorizations, approvals, and permits for each of its businesses.
Each of the new business lines is required to obtain and maintain certain licenses, approvals and permits in the jurisdictions where its products are produced, licensed or sold. There can be no assurance all necessary licenses, approvals and permits will be obtained and maintained. Failure to obtain such licenses, permits or approvals may have a material adverse effect on the Company's business, financial condition, and results of operations.

Each of FIGR Norfolk and FIGR East is reliant on obtaining licenses, authorizations, approvals, and permits for its ability to grow, store and sell cannabis and other products derived therefrom. Such licenses, if obtained, are subject to ongoing compliance, reporting and renewal requirements.
FIGR Norfolk and FIGR East operate their businesses pursuant to the licenses granted by applicable regulatory authorities, including Health Canada. FIGR Norfolk has applied to Health Canada to amend its licenses to: (i) permit sale of dried cannabis, and (ii) to include a standard processing license. FIGR Norfolk will also be required to apply to Health Canada for an amendment to its licenses in respect of the Norfolk Expansion. FIGR East will be required to apply to Health Canada in respect of the Charlottetown Expansion. The ability of each of FIGR Norfolk and FIGR East to grow, process, store, and sell cannabis in Canada is dependent on its licenses from Health Canada, and in particular sales and cultivation licenses. Failure to comply with the requirements of the licenses or failure to obtain or maintain the relevant licenses would have a material adverse impact on their respective business, financial condition, and results of operations. There can be no guarantee that Health Canada will issue or renew the licenses or, if they are issued or renewed, that they will be not be revoked or renewed on the same or similar terms. Should the FIGR Norfolk and FIGR East fail to obtain the licenses, or should FIGR Norfolk or FIGR East later renew its licenses on different terms or not allow for anticipated capacity increases, or should the licenses be revoked, their respective business, financial condition, and results of the operations may be materially adversely affected.

In the United States, despite cannabis possession and use having been legalized at the state level for medical use in many states and for adult-use in a number of states, most forms of cannabis (other than industrial hemp) continue to be categorized as Schedule I controlled substances under the Controlled Substances Act and subject to the Controlled Substances Import and Export Act ("CSIEA"). The Company does not intend to grow, cultivate, manufacture, or distribute non-hemp cannabis in the United States, or to export any cannabis grown or cannabis products in Canada to the United States, while such activities remain illegal under United States federal law. Violations of any U.S. federal laws and regulations, such as the Controlled Substances Act and the CSIEA, could result in civil, criminal and/or administrative enforcement actions, which could result in fines, penalties, and other sanctions, including but not limited to, cessation of business activities. While FIGR Norfolk and FIGR East have received confirmation from Health Canada that their intended method of cannabinoid production is permitted under the Canadian Cannabis Act, the Canadian Cannabis Act is new legislation and may be subject to changes in interpretation over time. In addition, while the Company intends to produce and distribute cannabinoids in additional jurisdictions as such production and distribution is or becomes lawful, there can be no guarantee that the Company’s operations in such jurisdictions will obtain the relevant licenses, permits and approvals to produce and distribute such products or derivative products in any jurisdiction.

Additional government licenses are currently, and in the future may be, required in connection with the operations of the new business lines or the further expansion of the new business lines. To the extent such permits and approvals are required and not obtained, the Company may be prevented from operating and/or expanding its business, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company is subject to uncertainty regarding legal and regulatory status and changes.
Achievement of the Company's business objectives is contingent, in part, upon compliance by the new business lines with regulatory requirements enacted by governmental authorities and their obtaining required regulatory approvals. The Company cannot predict the timeline required for the new business lines to secure all appropriate regulatory approvals, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failing to obtain, required regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on the business, results of operations, and financial condition of the Company. The new business lines will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or in restrictions on operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

For example, while the production of cannabis in Canada is under the regulatory oversight of the Government of Canada, the distribution of adult-use cannabis in Canada is the responsibility of the provincial and territorial governments. The distribution and sale of adult-use cannabis in Ontario is primarily governed by the Cannabis Control Act, 2017, the Cannabis Licence Act, 2018 and the related regulations. The Ontario Cannabis Retail Corporation is the wholesale distributor of cannabis and conducts all online sales in the province. Private retail has been permitted since April 2019 and is regulated by the Alcohol and Gaming Commission of Ontario (“AGCO”). Initially, the number of private stores licensed by the AGCO will be limited to twenty-five as the initial cannabis supply stabilizes. The Ontario Cannabis Retail Corporation provides online sales of adult-use cannabis in the interim. The impact of this new legislative regime, and of the legislation regulating adult-use cannabis passed in other provinces and territories, on the cannabis industry and the Company's business plans and operations is uncertain. There is no guarantee that Canadian provincial legislation regulating the retail distribution and sale of cannabis for adult use purposes will remain unchanged or that it will be implemented in a way that is favorable to FIGR Norfolk and FIGR East. It is possible for significant legislative amendments to be enacted in each province to address any current or future regulatory issues or perceived inadequacies in the distribution of cannabis. There is no guarantee that Canadian provincial or territorial legislation regulating the distribution and sale of cannabis for adult-use purposes will create the growth opportunities that are currently anticipated by FIGR Norfolk and FIGR East.

Changes in the regulations governing medical cannabis outside of Canada may adversely impact the Company's prospects.
The Company's growth strategy with respect to international expansion of the new business lines continues to evolve as regulations governing the medical cannabis and industrial hemp industries in the foreign jurisdictions become more fully developed. Interpretation of these laws, rules and regulations and their application is ongoing. Amendments to current laws, regulations and guidelines, more stringent implementation or enforcement thereof, enactment of new laws, the adoption of new regulations, or other unanticipated events, including changes in political regimes and attitudes toward cannabis and industrial hemp, are beyond the Company's control and could material adverse effect on the Company's international growth prospects.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis for medical purposes in one form or another. International competition and limitations placed on FIGR Norfolk and FIGR East by Canadian regulations might lower the demand for any future Company products on a global scale.

We cannot assure you that the Company will be able to expand cannabis operations into legal jurisdictions outside of Canada, and any such expansion will be subject to risks.
There can be no assurance that any market for cannabis products to be offered by subsidiaries of the Company will develop in any jurisdiction outside of Canada. Laws, regulations, and perceptions pertaining to cannabis vary widely internationally, and the scope or pace of legalization of medical and adult-use cannabis cannot be predicted or assured. If and when additional legal markets for cannabis develop, the Company’s pursuit of such markets may expose it to new or unexpected risks or significantly increase its exposure to one or more existing risk factors, including economic instability, changes in laws and regulations and the effects of competition. These factors may limit the Company's capability to successfully expand the operations of its subsidiaries into such jurisdictions and may have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company will become subject to further laws and regulations as it expands internationally.
The Company may expand the new business lines internationally. If such international expansion occurs, the Company would become subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, the Company may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by the Company to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on the Company's business, financial condition, and results of operations. There is the possibility that any such international jurisdiction could determine that the Company was not or is not compliant with applicable local regulations. If the Company's historical or current sales or operations were found to be in violation of such international regulations the Company may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company's operations or asset seizures and the denial of regulatory applications, each of such circumstances could have a material adverse effect on the Company's business, financial condition, and results of operations.

Violations of applicable law by FIGR Norfolk or FIGR East, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, may subject Pyxus to potential criminal sanctions.
Each of FIGR Norfolk and FIGR East is required to comply concurrently with a variety of federal, state or provincial, and local laws in each jurisdiction where it operates, or to which it exports or propose to export its products, including laws and regulations relating to health and safety, conduct or operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with these laws and regulations requires concurrent compliance with complex federal, provincial or state and local laws. These laws change frequently and may be difficult to interpret and apply. Compliance with these laws and regulations requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws and regulations could harm our brand image and business. Moreover, it is impossible for the Company to predict the cost or effect of such laws, regulations or guidelines upon their future operations.

Under current U.S. federal law, it is unlawful to operate a business from the U.S. that engages in the possession, manufacture, distribution, and/or sale of a controlled substance, including cannabis, in a foreign country where such activities are illegal. Although the Company anticipates that FIGR Norfolk and FIGR East will take precautions to ensure that their operations remain in compliance with all Canadian laws that might apply to such operations, operational decisions of FIGR Norfolk and FIGR East will be made by personnel not located in the United States, and funding of FIGR Norfolk and FIGR East, to the extent any additional funding is required, would be made by subsidiaries not located in the United States, there is a risk that if FIGR Norfolk or FIGR East were to violate Canadian federal, provincial or local law with respect to the manufacture, distribution, and/or sale of cannabis, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, that may subject Pyxus, its officers, directors, and other parties to potential criminal sanctions, and civil fines, forfeitures, and penalties in the United States.

Further, under current U.S. law, it is unlawful to import controlled substances, including marihuana (that is, cannabis plants, plant parts, or derivatives that do not qualify as either hemp, the mature stalks of non-hemp plants, the sterilized seeds of non-hemp plants, or derivatives of such mature stalks or seeds), into the United States, or to transport controlled substances through U.S. territorial waters, on U.S. flagged vessels and U.S. registered aircraft, or accompanied by U.S. citizens or resident aliens. Accordingly, there is a risk that if FIGR Norfolk or FIGR East were to violate U.S. federal or state law with respect to the manufacture, distribution, sale and/or transport of cannabis, even outside the United States, that may subject Pyxus to potential criminal sanctions, civil fines, forfeitures, and other penalties in the United States.

In addition, United States federal and state laws applicable to the Company’s indirect investment in FIGR Norfolk and FIGR East is subject to evolving interpretations. Although the Company does not believe that the proposed activities of FIGR Norfolk and FIGR East would result in a violation of United States federal or state laws by the Company or our United States-based subsidiaries, the Company cannot provide assurance that United States federal or state law enforcement agencies may not adopt different interpretations of applicable law or that the Company’s view of prevailing applicable law will be upheld if challenged. For example, although the Company disagrees with the position of the Drug Enforcement Agency (the “DEA”) as to its investments in FIGR Norfolk and FIGR East, a spokesperson for the DEA has previously stated that an investment in Canadian cannabis businesses by U.S.-based companies and investors may violate U.S. federal law.

The industrial hemp industry in the United States is governed by various federal, state and local agencies and Criticality may not always succeed in complying fully with applicable regulatory requirements.
The production, labeling and distribution of hemp products are regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of Criticality's marketing claims or its ability to sell its products in the future. The FDA regulates Criticality's products, without limitation, by ensuring that the products are not adulterated or misbranded and by regulating the marketing claims made about such products. Criticality could be subject to regulation by the DEA and other agencies depending on the manner in which it manufactures and sells hemp and CBD products. Federal agencies, including but not limited to the U.S. Department of Agriculture ("USDA") and U.S. Department of Justice, and state agencies charged with developing and implementing state hemp plans, also regulate the hemp products that Criticality distributes.

The 2018 Farm Bill provides that each state wishing to assert primary regulatory jurisdiction over the production of hemp in that state must submit a hemp plan to the USDA for approval. If a state does not elect to submit a hemp plan or does not obtain federal approval of one, hemp producers in that state must comply with USDA's umbrella hemp plan, under which hemp producers must obtain federal licenses. As of the date of this report, the USDA has not yet developed such a plan or begun to issue licenses. Until such time as the USDA develops its own hemp plan or approves a state hemp plan, hemp cultivation is governed by the more restrictive 2014 Farm Bill, and subject to further requirements imposed by federal law and applicable state industrial hemp pilot program requirements.

The compliance environment is rapidly developing and the need to build and maintain robust systems to comply with different regulations in multiple jurisdictions increases the possibility that Criticality may violate one or more of the requirements. If Criticality's operations are found to be in violation of any of such laws or any other governmental regulations, Criticality may be subject to negative consequences, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of Criticality’s operations, asset seizures, revocation or imposition of additional conditions on licenses to operate its business, the denial of regulatory applications (including by other regulatory regimes that rely on the positions of the DEA and FDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of Criticality's key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could adversely affect Criticality’s business and financial results. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to Criticality's operations, increase compliance costs or give rise to material liabilities or a revocation of Criticality's licenses and other permits, which could have a material adverse effect on Criticality's business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact the Criticality's ongoing costs relating to regulatory compliance.

Additionally, Criticality’s advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as subject to regulation by the FDA under the Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), and by state agencies under analogous state laws. In recent years, the FTC, the FDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims that cannot be made for these categories of products (for example, disease prevention or treatment claims). At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which would materially affect Criticality’s business. Additionally, some states also permit content, advertising and labeling laws to be enforced by state attorney generals, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by Criticality. Private litigations may also seek relief for consumers, class action certifications, class-wide damages and recalls of products sold by Criticality. Any actions against Criticality by governmental authorities or private litigants could have a material adverse effect on the Company's profitability.

The regulations promulgated under the 2018 Farm Bill may not be favorable to Criticality’s business.
Federal regulations under the 2018 Farm Bill have not yet been promulgated. Similarly, North Carolina, where Criticality is based, has not yet proposed or submitted for USDA approval a hemp plan under the 2018 Farm Bill. There is no guarantee that such regulations will be on terms favorable to Criticality’s business. Should the regulations result in stricter requirements on Criticality than those of the 2014 Farm Bill, such changes could have a material adverse effect on its business, financial condition, and results of operations

Changes, regulations, and guidelines in the United States in federal and state laws pertaining to hemp may adversely affect Criticality.
Continued development of the hemp industry in the United States will be dependent upon new legislative authorization of hemp at the state level, the states' adoption and USDA approval of plans for hemp production, and further amendment or supplementation of legislation at the federal level. Various events or circumstances could slow or halt progress in the hemp industry and continued growth is not assured. The legislative process(es) related to hemp within the various states in which Criticality has a business interest may be adversely affected by negative public perception of the hemp industry, the pursuit of policy objectives that are inconsistent with the promotion of hemp usage, and any scientific evidence that hemp products are detrimental to human health. Any one of these factors could slow or halt use of hemp or CBD, which would negatively affect Criticality's business or growth, including possibly causing Criticality to discontinue operations in the hemp industry as a whole.

Criticality is subject to uncertainty regarding the legal and regulatory status of hemp, including with respect to U.S. federal and state implementation of the 2018 Farm Bill and related laws, and changes to such laws and regulations may have material adverse effects on the operations of Criticality.
The FDA is responsible for ensuring public health and safety through regulation of food, drugs, dietary supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Food, Drug, and Cosmetic Act. The FDA's responsibilities include regulating ingredients in, as well as the marketing and labeling of, regulated articles sold in interstate commerce.

The DEA enforces the Controlled Substances Act, under which cannabis (including hemp and industrial hemp) has historically been controlled as a Schedule I substance as marihuana, with a limited exception for imported parts of the plant that typically contain only trace amounts of cannabinoids (i.e., mature stalks, sterilized seeds, and their derivatives). In 2014, Congress passed the 2014 Farm Bill, which allowed for the domestic cultivation of "industrial hemp" (i.e., cannabis plants, plant parts, and derivates with no more than 0.3% THC) as part of agricultural pilot programs adopted by individual states for the purposes of research by state departments of agriculture and institutions of higher education.

There is significant uncertainty concerning the permissible scope of commercial activity under the 2014 Farm Bill. The 2014 Farm Bill only authorized institutions of higher education and state agriculture departments to cultivate industrial hemp, and only to do so for research purposes. However, it also gave significant discretion to states to regulate industrial hemp pilot programs. Many states that have adopted pilot programs have registered private companies to cultivate and process industrial hemp. Additionally, many states, including North Carolina, where Criticality is based, have interpreted the 2014 Farm Bill to permit marketing research concerning industrial hemp through, among other things, commercial marketing and sale of industrial hemp and industrial hemp products. In contrast, the DEA, FDA, and USDA have taken the position that, under the 2014 Farm Bill, industrial hemp products may not be sold for the purpose of general commercial activity or in states without agricultural pilot programs that permit their sale for research marketing purposes; these agencies have also taken the position that, under the 2014 Farm Bill, industrial hemp plants and seeds may not be transported across state lines. There is evidence that Congress does not agree with these agencies’ interpretation of the 2014 Farm Bill, including through its insertion in various appropriations bills language prohibiting the DEA from using funds to impede state agricultural pilot programs. Such language was inserted in the most recent federal appropriations bill, and has been inserted in the draft appropriations bill being considered by Congress. However, there can be no assurance that the current draft appropriations bill will be passed with such language intact, or that such language will be inserted in future appropriations bills while industrial hemp cultivation continues to be governed by the 2014 Farm Bill. There also can be no assurance that these agencies will change their position concerning the permissible scope of commercial activity under the 2014 Farm Bill.

On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes "hemp" and its derivatives (including its cannabinoids, such as CBD) from the Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to provide for commercial production of hemp in the United States. The law defines "hemp" as "the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis."

The 2018 Farm Bill tasks the USDA with establishing a regulatory framework for the commercial hemp industry. These responsibilities include, among other things, reviewing and approving state-submitted hemp plans describing the state's regulation of certain aspects of hemp production and establishing requirements for hemp production in states without approved hemp plans (including a federal licensure system). Until such time as the USDA approves state hemp plans or promulgates regulations for hemp production in states without approved plans, hemp production is governed by the more restrictive 2014 Farm Bill, and commercial production of hemp may violate federal law. The timing of such Department of Agriculture actions cannot be assured.

There is uncertainty concerning the timing and manner of implementation of the 2018 Farm Bill. As of the date of this report, the USDA has neither approved any state hemp regulatory programs nor established its own umbrella program. Rather, the USDA has deferred review and approval of state plans, establishing its umbrella plan for hemp production in states without approved plans, and issuance of federal licenses to producers in such states until the agency promulgates final implementing regulations. Although the USDA has expressed an intention to issue such final regulations in time for producers to cultivate hemp for commercial purposes during the 2020 growing season and its intention to issue an interim final rule in August 2019, the timing and content of the USDA’s final implementing regulations cannot be assured. Until such time as the USDA issues such final regulations, commercial hemp production under the 2018 Farm Bill cannot legally begin.

Additionally, there is uncertainty created by the 2018 Farm Bill’s decision to leave the states as potential primary regulators of hemp production. States may adopt regulatory schemes that impose different levels of regulation and costs on the production of hemp. Because states have not yet adopted approved state plans for hemp production, and cannot do so until the USDA promulgates regulations to review those plans, the timing of the adoption of state plans cannot be assured. Moreover, the 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of hemp. Accordingly, some states may choose to restrict or prohibit some or all hemp production or sales.

Further, under the 2018 Farm Bill, the FDA has retained authority over Food, Drug, and Cosmetic Act-regulated products containing hemp and its derivatives, including CBD. Moreover, states have retained regulatory authority through their own analogues to the Food, Drug and Cosmetic Act, and the states may diverge from the federal treatment of the use of hemp as, or in, food or dietary supplements. There can be no assurance that the FDA or states (under their Controlled Substances Act and Food, Drug, and Cosmetic Act analogues) will ultimately permit the sale of non-pharmaceutical products containing hemp-derived CBD.

In light of recent changes in federal law concerning hemp and in many state laws concerning cannabis, it is possible that there could be future changes to the Controlled Substances Act or DEA policies implementing the Controlled Substances Act. Such changes, if they occurred, could improve the ability to conduct research on the medical benefits of cannabis. If, for example, Congress rescheduled non-hemp cannabis or THC under the Controlled Substances Act as legal but potentially controlled substances, that may materially alter enforcement policies across federal agencies, including the FDA. As federal law generally prohibits the production and sale of non-hemp cannabis and THC, the FDA has historically deferred enforcement related to cannabis to the DEA. However, the FDA has enforced the Food, Drug and Cosmetic Act with regard to hemp-derived products, particularly products containing CBD derived from hemp, sold in interstate commerce. If non-hemp cannabis or THC were to be rescheduled in such a way, the FDA could play a more-active regulatory role in enforcing the Food, Drug and Cosmetic Act against non-hemp cannabis and THC products, which the FDA could assert qualify as, for example, "drugs," even when not promoted for medical uses. Further, in the event that the pharmaceutical industry directly competes with cannabis businesses for market share, as could potentially occur with rescheduling or even under the current state-law systems, the pharmaceutical industry may urge the DEA, FDA, and others to enforce the Controlled Substances Act, the Food, Drug and Cosmetic Act, and related laws against businesses that comply with state but not federal law. Under various contingencies, the potential for multi-agency enforcement could threaten or have a materially adverse effect on the operations of Criticality.

Criticality may be required to submit a New Dietary Ingredient notification to the FDA, which may not be accepted without objection.
Criticality could be required to submit a New Dietary Ingredient ("NDI") notification to the FDA with respect to hemp extracts. This could depend on whether Criticality can establish that a particular extract was marketed as a dietary ingredient in a dietary supplement prior to October 15, 1994, or is otherwise currently in the food supply in the same chemical form as used in its dietary supplement product. If FDA objects to Criticality's NDI notification, this would have a materially adverse effect upon Criticality and its business.

The FDA has issued a Warning Letter to Criticality related to the marketing of CBD as a dietary supplement.
The FDA has taken the position that CBD cannot be marketed as a dietary supplement because it has been the subject of investigation as a new drug. The FDA takes the position that a substance is precluded from being marketed as a dietary supplement as of the date on which the FDA authorized its investigation as a new drug (the "New Drug Preclusion"). There is evidence that GW Pharmaceuticals plc received authorization for an "investigation as a new drug" related to CBD in 2006.

The FDA has asserted its New Drug Preclusion position in a Warning Letter to Criticality. Criticality responded to the Warning Letter with its position that CBD was marketed in a dietary supplement or food prior to substantial clinical investigations being instituted and being made public. If the FDA were to enforce the New Drug Preclusion based on its interpretation of the legislation, this would materially and adversely affect Criticality's business and financial condition.

Criticality may be required to obtain various permits, licenses and approvals in connection with its industrial hemp and hemp business.
Criticality may be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where it sources, processes, or sells industrial hemp, hemp, and products derived therefrom. There can be no assurance that it will be able to obtain or maintain any necessary licenses, permits or approvals. Moreover, Criticality and/or third-party suppliers of CBD hemp oil products could be required to obtain a Controlled Substances Act permit, which would likely not be a feasible option for retail products. Failure to obtain such licenses, permits or approvals, or any material delay in receiving these items is likely to delay and/or inhibit Criticality's ability to conduct its business, and would have an adverse effect on its business, financial condition, and results of operations.

Criticality is licensed to process industrial hemp under North Carolina’s agricultural pilot program. Criticality’s license is subject to ongoing compliance, reporting and renewal requirements. Although Criticality believes it will continue to meet the requirements of North Carolina’s agricultural pilot program, there can be no guarantee that its license will be not be revoked. Should Criticality later renew the license on different terms or not allow for anticipated capacity increases, or should the license be revoked, Criticality's business, financial condition, and results of the operations will be materially adversely affected.

Criticality may not be able to expand its industrial hemp operations into states other than North Carolina or sell its products commercially or internationally, and any such expansion will be subject to risks.
Criticality currently processes industrial hemp sourced from and grown by licensed growers operating under North Carolina’s agricultural pilot program. There can be no assurance that it will be able to obtain the licenses, approvals and authorizations necessary to source industrial hemp from growers located in and operating under the agricultural pilot programs of other states, or to source hemp under the 2018 Farm Bill from growers operating under approved state plans or under the USDA’s umbrella plan. There is no guarantee that federal or state legislation regulating the distribution and sale of industrial hemp and hemp will remain unchanged, will be implemented in a way that is favorable to Criticality, or will permit the commercial sale of hemp and hemp products nationally or internationally. It is possible for significant legislative amendments to be enacted in each state to address any current or future regulatory issues or perceived inadequacies in the distribution of industrial hemp or hemp in the United States. There is no guarantee that federal or state legislation regulating the distribution and sale of industrial hemp and hemp will create the growth opportunities that are currently anticipated by Criticality

Criticality will become subject to further laws and regulations if and when it expands industrial hemp and hemp operations to other states outside of North Carolina.
Criticality intends to expand its hemp operations to states other than North Carolina. As a result, it is and will become further subject to the laws and regulations of the states from which it sources industrial hemp and hemp and to which it sells industrial hemp, hemp, and products derived therefrom. In addition, Criticality may avail itself of proposed legislative changes in other states to expand its product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by Criticality to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on its business, financial condition, and results of operations. There is the possibility that any such jurisdiction could determine that Criticality was not or is not compliant with applicable local regulations. If Criticality's historical or current sales or operations were found to be in violation of such regulations, it may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of its operations or asset seizures and the denial of regulatory applications.

The DEA could take action against Criticality or the CBD industry.
There is substantial uncertainty concerning the legal status of CBD and CBD products. The status of products, including CBD, derived from the cannabis plant under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana”), whether the cultivator, processor/manufacturer, or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the cannabis-derived product. The mere presence of CBD is not dispositive as to whether the product is legal or illegal. For example, under U.S. law, products containing CBD may be unlawful if derived from cannabis not meeting the statutory definition of “industrial hemp” or “hemp,” or if derived from industrial hemp grown outside the parameters of an approved industrial hemp pilot program or hemp cultivated in violation of the 2018 Farm Bill. Because the chemical and molecular composition of the product itself does not determine its legality, there can be no assurance that Criticality will not be subject to enforcement action, even if based on a mistaken understanding of the facts, relating to its products.

Additionally, before enactment of the 2018 Farm Bill, the DEA had taken the position that it was not practical to produce extracts that contain more than trace amounts of CBD using parts of the plant that were excluded from the definition of marihuana. Even after enactment of the 2018 Farm Bill, there can be no assurance that the DEA will treat CBD products as exempt from the Controlled Substances Act. If the DEA takes action against Criticality or the CBD industry, this could have a material adverse effect on Criticality's business, financial condition, and results of operations including the cessation of operations entirely.

The presence of THC in Criticality’s CBD products may cause adverse consequences to users of such products that will expose it to the risk of liability and other consequences.
Criticality’s products are made from industrial hemp, which contains THC, though typically at a low level. As a result of the variability of agricultural products, certain of Criticality’s products contain varying levels of THC. THC is an illegal or controlled substance in many jurisdictions. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to end users who test positive for THC attributed to use of Criticality’s products through unintentional presence in its products of THC, even if only in trace amounts. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. Positive tests may adversely affect the end user’s reputation, ability to obtain or retain employment and participation in certain athletic or other activities. A claim or regulatory action against Criticality based on such positive test results could materially adversely affect its reputation, potentially expose it to material liability and potentially require it to recall its products.

The increasing and evolving regulation of tobacco products by the federal, state, and local governments in the United States may adversely affect the Company.
The Company and Purilum’s nicotine-containing vaping products are subject to substantial and evolving regulation by the FDA and other federal agencies (e.g., the FTC, the Consumer Products Safety Commission and the Environmental Protection Agency). While each of the Company and Purilum believes that it has complied in all material respects with each currently applicable requirement by the applicable compliance date, it is possible that federal agencies may disagree and take enforcement action against the Company, Purilum or their respective nicotine-containing vaping products based on legal or factual determinations that differ from the those of the Company and Purilum, which could have a material adverse effect on the business, financial condition, and results of operations of the Company.

The FDA has proposed regulations specifically targeting the sale of flavored vapable products in the United States, which may impose additional restrictions on the Company’s and Purilum’s business or prevent the them from selling flavored vapable products altogether.

In addition, the Food, Drug, and Cosmetic Act, as amended by the Tobacco Control Act, requires that any tobacco product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, receive premarket authorization from the FDA before it can be marketed in the United States. However, the FDA announced a compliance policy for “deemed” tobacco products (i.e., those products subjected to FDA regulation pursuant to the agency’s 2016 “deeming” regulation, including nicotine-containing vaping products) that qualify as “new tobacco products.” That compliance policy allows the Company and Purilum to market such vaping products that qualify as “new tobacco products” that were on the U.S. market on August 8, 2016, until August 8, 2022, and continued marketing of such products during the FDA’s review of a pending marketing application submitted by August 8, 2022. In the absence of this policy, each of the Company and Purilum would have had to obtain prior authorization from FDA to market its vaping products after August 8, 2016. Accordingly, the Company’s and Purilum’s nicotine-containing vaping products are marketed pursuant to this compliance policy based on evidence in the Company’s and Purilum’s possession that they were on the U.S. market on August 8, 2016, and have not been physically modified since.

On March 13, 2019, the FDA issued a draft guidance document entitled “Modifications to Compliance Policy for Certain Deemed New Tobacco Products.” The document proposes to modify the current compliance policy for certain deemed tobacco products that qualify as “new tobacco products.” Relevant to vaping products, the document proposes to change the deadline for submitting a marketing application for flavored products (other than tobacco-, mint-, and menthol-flavored products) from August 8, 2022 to August 8, 2021. The guidance document also proposes that, even during the compliance policy period, the FDA would prioritize enforcement of the premarket review requirements for such flavored products when offered for sale in ways that pose a greater risk for minors to access such products. This includes enforcement against such flavored products sold: (1) in locations that minors may enter at any time; (2) through retailers (including online retailers) that have sold to minors after the FDA finalizes the document, (3) through online retailers lacking sufficient third-party age- and identity-verification services, and (4) through online retailers with no limit on the quantity that a customer may purchase within a given time period. The guidance document also proposes that, even during the compliance policy period, the FDA similarly would enforce the premarket review requirements against all vaping products promoted to minors or marketed in a manner likely to promote use by minors. It remains unclear whether or when the FDA will issue a final version of the draft guidance document, whether the FDA will finalize the document in the form proposed, precisely how the FDA will implement the proposed policy changes, or whether, in response to potential legal challenges to any final version of the document, the FDA could implement the policies during the pendency of such litigation.

On May 15, 2019, the U.S. District Court for the District of Maryland issued a decision that may have a future impact on the FDA’s compliance policy for deemed “new tobacco products” on the market on the August 8, 2016, effective date of the Deeming Regulations. In response to a complaint filed by public health groups and individual physicians, the court issued an order vacating the draft guidance document described above. The court has ordered briefing on the potential remedy. The court’s decision could ultimately result in the FDA’s establishing a substantially earlier deadline for filing marketing applications for the Company’s and Purilum’s nicotine-containing vaping products than even the August 8, 2021 revised deadline proposed by the FDA in its March 13, 2019 draft guidance document. The ultimate outcome of this decision, including any appeals, remains uncertain.

Failure to complete the required marketing applications for nicotine-containing vaping products by the ultimately required deadline, an endeavor that would be extremely time consuming and financially costly, or failure to ultimately obtain FDA marketing authorizations in response to completed and timely filed marketing applications, could prevent the Company and Purilum from marketing and selling their respective vaping products in the United States and, thus, may have a material effect on the business, financial condition, and results of operations of the Company.

State and local governments also currently regulate tobacco products, including the Company’s and Purilum’s nicotine-containing vaping products. Certain municipalities have enacted local ordinances that prohibit the use of e-liquid, e-cigarette and other vaping products where traditional tobacco-burning cigarettes cannot be used, and certain local jurisdictions have enacted total or partial bans on the sale of flavored tobacco products, including e-liquid, e-cigarette and other vaping products. A growing number of states have imposed excise taxes on e-liquids, e-cigarettes, and other vaping products. Other states and local jurisdictions have increased the minimum age to purchase such products to 19 or 21, have imposed restrictions or prohibitions on internet sales of such products, and have challenged the marketing of such products under consumer protection statutes (e.g., on the basis that certain marketers unlawfully target underage consumers or make unsubstantiated or misleading claims about their products). State and local regulations that prohibit or restrict the sale of vaping products in their jurisdictions, or that decrease consumer demand for these products by prohibiting their use in public places, raising the minimum age for their purchase, or raising their prices to unattractive levels via taxation, could impact the financial condition, and results of operations of the Company.

There may be changes in the laws, regulations and guidelines in the United States applicable to e-liquid, vapable oils, or vaping products.
Laws, regulations, and guidelines relating to the manufacture, management, marketing and sale of e-liquids, vapable oils, and other vaping products are subject to change, including changes implemented by evolving interpretations of applicable regulatory agencies. Any changes to or the introduction of new or additional laws, regulations and guidelines, due to matters beyond the control of the Company, could have a material adverse effect on the business, results of operations, and financial condition of these new business lines.

The Company is subject to laws and regulations related to money laundering, financial record keeping and proceeds of crime.
The Company is subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code (Canada), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. If any of the Company's investments, or any proceeds thereof, any dividends or distributions from its subsidiaries or joint ventures, or any profits or revenues accruing from such investments in the United States or Canada were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation.

For example, under U.S. federal law, it is unlawful to engage in financial transactions involving the proceeds of unlawful activity, including the sale of controlled substances, which in the United States includes marihuana (i.e., cannabis plants, plant parts, or derivatives that do not qualify as either hemp, the mature stalks of non-hemp plants, the sterilized seeds of non-hemp plants, or derivatives or such mature stalks or seeds). Also under U.S. federal law, banks or other financial institutions that provide a marihuana-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting a violation of federal law (e.g., the Controlled Substances Act), or conspiracy (e.g., to violate the Controlled Substances Act).

The Company does not believe any of its activities implicate any applicable money laundering, conspiracy, or related statutes. However, if any of the Company's investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States or Canada were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation and any persons found to be aiding and abetting or conspiring to commit such violations could be subject to liability. This could restrict or otherwise jeopardize the ability of FIGR East and FIGR Norfolk to declare or pay dividends, effect other distributions or otherwise repatriate funds to Pyxus or any Pyxus subsidiary in the United States.

The success of the Company’s new business lines will depend in part on attracting and retaining skilled employees.
The ability of the Company’s new business lines to compete and grow will be dependent on having access, at a reasonable cost and in a timely manner, to skilled labor, including certain technical individuals and sales and marketing personnel. Competition for such personnel can be intense and the Company cannot provide assurance that the new business lines will be able to attract or retain the highly qualified personnel needed. The loss of key personnel could materially adversely affect the new business lines. The loss of any such personnel could harm or delay the plans of the new business lines either while management time is directed to finding suitable replacements (who, in any event, may not be available), or, if not, covering such vacancy until suitable replacements can be found. In either case, this may have a material adverse effect on the new business lines.

Reliance on third-party suppliers, service providers, manufacturers and distributors may result in disruption to the new business lines’ supply chains.
Suppliers, service providers and distributors to the Company’s new business lines may elect, at any time, to breach or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which the operations of the new business lines rely. The loss of suppliers, service providers, manufacturers or distributors would have a material adverse effect on the business and operational results of the new business lines.

FIGR East and FIGR Norfolk are vulnerable to rising energy costs.
FIGR East and FIGR Norfolk operate indoor growing facilities in Canada and consume considerable energy in their operations. Accordingly, they are vulnerable to rising energy costs. Rising or volatile energy costs may have a material adverse effect on their respective business, financial condition, and results of operations.

FIGR East and FIGR Norfolk may not be able to store or transport its cannabis products to customers in a safe, timely and cost-efficient manner, and may experience breaches of security at its facilities or loss as a result of theft of its products.
Because of the nature of the products of FIGR East and FIGR Norfolk and the limited legal channels for distribution, as well as the concentration of inventory in their respective facilities, they are subject to a heightened risk of theft of their product and other security breaches.

Canadian adult-use distribution rules take various forms on a jurisdiction-by-jurisdiction basis and often require licensed cannabis producers to employ third parties to deliver products to central government sites. Any prolonged disruption of third-party transportation services could have a material adverse effect on sales volumes or end users’ satisfaction with FIGR East’s and FIGR Norfolk’s products. Rising costs associated with third-party transportation services used by FIGR East and FIGR Norfolk to ship their respective products may also adversely impact profitability.

A breach of security at any of FIGR East’s and FIGR Norfolk’s facilities, or during transport or delivery, could result in the significant loss of product as well as customers and may expose the FIGR East and FIGR Norfolk to additional liability, including regulatory fines, litigation or increased expenses relating to the resolution and future prevention of similar events. Any failure to take steps necessary to ensure the safekeeping of its cannabis could also have an impact on each FIGR East’s and FIGR Norfolk’s ability to continue operating under its existing licenses, to renew or receive amendments to its existing licenses or to receive required new licenses.

The future growth and profitability of the new business lines will depend on the effectiveness and efficiency of advertising and promotional expenditures.
The future growth and profitability of the new business lines will depend on the effectiveness and efficiency of advertising and promotional expenditures with respect to their products, including the ability to (i) create greater awareness of the products; (ii) determine the appropriate creative message and media mix for future advertising expenditures; and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that advertising and promotional expenditures will result in revenues in the future or will generate awareness of these products or services. In addition, the plain packaging requirements and restrictions or promotion of the Canadian cannabis regulatory regime combined with the oversight of the Criticality’s operations in the United States by the FTC and FDA may limit the ability to effectively advertise and promote these products. No assurance can be given that the Company’s subsidiaries and joint ventures will be able to manage their respective advertising and promotional expenditures on a cost-effective basis.

The results of operations and financial position of the new business lines may differ materially from the expectations of the Company's management.
Due to numerous uncertainties, the results of operations and financial position of the new business lines may differ materially from the expectations of the Company's management. The process for estimating the revenue, net income and cash flow of the new business lines requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the financial condition or results of operations of the new business lines.

The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure, growth, regulatory compliance and operations.
The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance with respect to the new business lines, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows. In addition, future changes in regulations, changes in the enforcement thereof or other unanticipated events could require extensive changes to the Company's operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. Efforts to grow the business of the new business lines may be costlier than the Company expects, and the Company may not be able to increase its revenue enough to offset higher operating expenses. The new business lines may incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events.

The technologies, processes, and formulations the Company uses may face competition or become obsolete.
Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize the Company's new business lines. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render the new business lines’ products obsolete, less competitive or less marketable. The process of developing the new business lines’ products is complex and requires significant continuing costs, development efforts and third-party commitments, including from licensees, researchers, collaborators and lenders. The failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect the Company's business, financial condition, and results of operations. The new business lines may be unable to anticipate changes in their respective potential customers' requirements that could make their existing technologies, processes or formulations obsolete. The success of the new business lines will depend in part on their ability to continue to enhance their existing technologies, develop new technologies that address the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of the new business lines' proprietary technologies, processes and formulations entails significant technical and business risks. The new business lines may not be successful in using new technologies, exploiting niche markets effectively or adapting their respective businesses to evolving customer or medical requirements or preference or emerging industry standards.

Some of the e-liquids, vapable oils, and vaping products produced by the new business lines contain nicotine, which is highly addictive, and the use of e-liquids, vapable oils, and other vaping products may pose a health risk to users.
Some of the products produced by the new business lines contain nicotine, which is considered to be a highly addictive substance. Furthermore, e-liquids, vapable oils, and other vaping products may be more attractive to young individuals as a smoking alternative, perceived to be less damaging to health than traditional cigarettes. Additionally, some manufactures of e-liquids, vapable oil, and other vaping products may also use flavoring concentrates within their vaping products that contain other ingredients known to be toxic to humans. Any federal, state, or local agencies with competent authority to regulate e-liquids, vapable oil, and other vaping products in their respective jurisdictions could ban certain ingredients and/or force reformulations of certain products produced for the purposes of protecting the public's general health, which could require reformulation of products produced or sold by the new business lines. In particular, recent statements by the FDA indicate an intention to strengthen the FDA's policies against flavored e-liquids, vapable oil, and other vaping products containing tobacco-derived nicotine in order to decrease usage among young individuals. There have also been instances of vaping devices exploding during charging. Such instances can cause bodily harm and could jeopardize consumer sentiment. Any one or a combination of these considerations could have a negative impact on the new business lines' ability to effectively market and sell the e-liquids, vapable oils, and other vaping products, which could materially and adversely affect the Company's business, financial condition, and results of operations.

A failure or deterioration in quality control systems could have a material adverse effect on the new business lines’ business and operating results.
The quality and safety of the products of the new business lines are critical to the success of their respective businesses. As such, it is imperative that their (and their service providers’) respective quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by, among other things, poor design, inadequate training and failure of employees to adhere to strict quality control guidelines. Any significant failure or deterioration of the quality control systems of a new business line could have a material adverse effect on its business and operating results.

Each of the new business lines faces inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss, injury or death, which is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects.
As a manufacturer and distributor of products which are ingested or otherwise consumed by humans, each of the new business lines faces the risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused loss, injury or death. Each of the new business lines may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness or death, made false, misleading or impermissible claims, failed to include adequate labelling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated for FIGR East and FIGR Norfolk by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of cannabis products, like the manufacture and sale of any ingested or consumable product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Any of the new business lines may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against any of the new business lines could result in increased costs and could adversely affect its reputation and goodwill with its consumers. There can be no assurance that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company becoming subject to significant liabilities that are uninsured and also could adversely affect commercial arrangements between the new business lines and third parties.

The Company could incur substantial liability that may not be covered by insurance.
The Company has insurance to protect its assets, operations and employees. While the Company believes its insurance coverage addresses all material risks to which it is exposed and is adequate and customary in its current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover the Company's liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

In particular, due to the Company's involvement in the cannabis and hemp industries, it may have a difficult time obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors and officer's insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to the industry. There are no guarantees that the Company will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is forced to go without such insurance coverage, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risk and financial liabilities.

If the Company is unable to obtain appropriate crop insurance at acceptable rates or at all, the Company may have excessive exposure in the event of crop failure.
The availability of crop insurance for the Canadian cannabis industry and the U.S. hemp industry is limited. The Company, including FIGR Norfolk and FIGR East, may not be able to obtain crop insurance with respect to cannabis and hemp at economically feasible rates, on acceptable terms or at all. As a result, we may have limited or no recourse in the event of a failed crop or other event against which standard crop insurance would typically insure. Such inability may adversely affect our business and operating results.

The Company could incur unexpected expenses due to product recalls and any legal proceedings that may arise in connection with the recall.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company's products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant attention from management. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by the Company were subject to recall, the image and reputation of that product and the Company as a whole could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Company's products and could have a material adverse effect on the results of operations, financial condition and reputation of the Company.

Additionally, product recalls may lead to increased scrutiny of the Company's operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The Company may be unable to obtain or maintain the farmland necessary to support operations of the new business lines.
The Company may not be able to maintain or obtain high quality farmland in sufficient acreage to support production levels or sustained accelerated growth of the new business lines. Moreover, where farmland is available in sufficient acreage, it may not be available at rental rates or otherwise on acceptable economic terms. Inability to obtain sufficient farmland for the operations of the new business lines (with or without significant product demand growth) could negatively affect the Company's operations and financial condition.

Certain of the new business lines involve growing agricultural products, which is subject to the risks inherent in the agricultural business, including but not limited to unusual or extreme weather patterns.
The growing of cannabis and industrial hemp, each of which is an agricultural product, is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although cannabis growing is currently anticipated to be completed indoors under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on the production of the Company's cannabis products.

Further, the Company's business is dependent on the outdoor growth and production of hemp products to be purchased by the Company for supply to Criticality. As such, the risks inherent in engaging in outdoor agricultural businesses apply. Agricultural production by its nature contains elements of risk and uncertainty that may adversely affect the business and operations of the Company, including but not limited to the following: (i) any future climate change with a potential shift in weather patterns leading to droughts and associated crop losses; (ii) potential insect, fungal and weed infestations resulting in crop failure and reduced yields; (iii) wild and domestic animals damaging the crops; and (iv) crop-raiding, sabotage or vandalism. Accordingly, the Company may be unable to achieve its production targets for industrial hemp. The Company's ability to obtain adequate (or any) insurance relating to the foregoing risks may be limited.

There can be no guarantee that an agricultural event will not adversely affect the Company's business and operating results.

Hemp plants are vulnerable to specific agricultural risks that may have a material adverse effect on the Company's hemp-related operations.
Hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, hemp is phytoremediative meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If the hemp acquired by the Company for supply to Criticality is found to have levels of pathogens, toxins, chemicals, or other undesirable compounds that exceed established limits, the Company may have to destroy the applicable portions of its hemp crop. Should the crops be lost due to pathogens, toxins, chemicals or other undesirable compounds, it may have a material adverse effect on the Company's business and financial condition.

FIGR East and FIGR Norfolk may not successfully execute their production capacity expansion strategies.
FIGR East is currently in the process of the Charlottetown and FIGR Norfolk has developed plans for the FIGR Norfolk Expansion. These expansion projects are subject to applicable regulatory approvals and may experience construction delays or cost over-runs. In addition, FIGR Norfolk has not yet secured financing necessary to fund the FIGR Norfolk Expansion, and may not be able to secure funding on acceptable terms, on a timely basis, or at all. In addition, the FIGR Norfolk Expansion is planned to be completed in phases, each of which is susceptible to further delays and cost over-runs.

If either FIGR East and FIGR Norfolk is unable to complete its expansion projects as planned, or is unable to secure necessary production licenses in respect of its facilities, or secure necessary financing, the expectations of management with respect to the increased future cultivation and growing capacity may not be realized, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's cannabis production estimates are based on assumptions that may prove to be inaccurate.
The Company's estimated future annual production of cannabis is based on estimated square footage of cultivation space and the amount of dried cannabis cultivated per plant, which is derived from the historical output of the existing facilities of FIGR Norfolk and FIGR East. If FIGR Norfolk and FIGR East are unable to develop the predicted cultivation space, cultivate the predicted amount of cannabis or obtain the necessary regulatory approvals, annual cannabis production may be less than predicted, which could have a material adverse effect on the Company's financial condition, and results of operations.

The new business lines may be unable to renew or maintain its leases.
The new business lines may be unable to renew or maintain its leases (commercial, real property or farmland) on commercially acceptable terms or at all. An inability to renew leases, or a renewal of leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have an adverse impact on the operations of the new business lines, including disruption of operations or an increase in the cost of operations. In addition, in the event of non-renewal of any of the leases, the new business lines may be unable to locate suitable replacement properties for their facilities or they may experience delays in relocation that could lead to a disruption in their operations. Any disruption in the new business lines' operations could have an adverse effect on the Company's financial condition, and results of operations.

The new business lines are heavily dependent on their respective intellectual property and trade secrets. If they are unable to effectively defend their respective intellectual property and trade secrets, their respective image, brand or competitive position may be harmed.
The success of the new business lines is heavily dependent upon their respective intangible property and technology. The Company relies upon copyrights, patents, trade secrets, unpatented proprietary know-how and continuing innovation to protect important intangible property, technology and information. The Company relies on various methods to protect its proprietary rights, including confidentiality agreements with consultants, service providers and management that contain terms and conditions prohibiting unauthorized use and disclosure of confidential information. However, despite efforts to protect intangible property rights, unauthorized parties may attempt to copy or replicate intangible property, technology or processes. There can be no assurances that the steps taken by the Company to protect its intangible property, technology and information will be adequate to prevent misappropriation or independent third-party development of the Company's intangible property, technology or processes. It is likely that other companies can duplicate a production process similar to the Company's. Other companies may also be able to materially duplicate the Company's proprietary plant strains.

With respect to any intangible property rights claim against the Company, the Company may have to pay damages or stop using intangible property found to be in violation of a third party's rights. The Company may have to seek a license for the intangible property, which may not be available on reasonable terms and may significantly increase operating expenses. The technology also may not be available for license at all. As a result, the Company may also be required to pursue alternative options, which could require significant effort and expense. If the Company cannot license or obtain an alternative for the infringing aspects of its business, it may be forced to limit product offerings and may be unable to compete effectively. Any of these results could harm the Company's brand and prevent it from generating sufficient revenue or achieving profitability.

To the extent that any of the above occur, revenue could be negatively affected, and in the future, the Company may have to litigate to enforce its intangible property rights, which could result in substantial costs and divert management's attention and other resources.

Each of the new business lines’ ability to successfully implement its business plan depends in part on its ability to obtain, maintain and build brand recognition using its trademarks, service marks, trade dress, domain names and other intellectual property rights. If their efforts to protect their intellectual property are unsuccessful or inadequate, or if any third-party misappropriates or infringes on their intellectual property, the value of its brands may be harmed, which could have a material adverse effect on their business and might prevent the brands from achieving or maintaining market acceptance.

The new business lines may be unable to obtain registrations for its intellectual property rights for various reasons, including refusal by regulatory authorities to register trademarks or other intellectual property protections, prior registrations of which it is not aware, or it may encounter claims from prior users of similar intellectual property in areas where it operates or intends to conduct operations. This could harm its image, brand or competitive position and cause the new business lines to incur significant penalties and costs.

The success of each of the new business lines depends upon the skills, knowledge and experience of its scientific and technical personnel, consultants and advisors, as well as contractors. Because the Company operates in a highly competitive industry, it relies in part on trade secrets to protect its proprietary products and processes. However, trade secrets are difficult to protect. The Company enters into confidentiality or non-disclosure agreements with its corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential, and not disclose to third parties, confidential information developed by the receiving party or made known to the receiving party by the Company during the course of the receiving party's relationship with the Company. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to the Company will be its exclusive property, and the Company enters into assignment agreements to perfect its rights. These confidentiality, inventions and assignment agreements, where in place, may be breached and may not effectively assign intellectual property rights to the Company. The Company's trade secrets also could be independently discovered by competitors, in which case the Company would not be able to prevent the use of such trade secrets by its competitors. The enforcement of a claim alleging that a party illegally obtained and was using the Company's trade secrets could be difficult, expensive and time consuming and the outcome could be unpredictable. The failure to obtain or maintain meaningful trade secret protection could adversely affect the Company's competitive position.

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
We rely on information technology (IT) systems, including systems hosted by service providers. The enterprise resource planning system (SAP) we have implemented throughout the Company, for example, is hosted by Capgemini and our domestic employee payroll system is hosted by Ceridian. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in place, which are active inline services or are tested routinely, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses or other malicious software programs and cyber-attacks, including system hacking and other cyber-security breaches. For example, in April 2019, the Company discovered that the email accounts of two Canadian employees had been compromised resulting in the unauthorized access of customer and vendor data. These incidents were neither material nor compromised the Company’s other IT systems. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

There can be no assurance that material weaknesses will not be identified in the future.
We believe that our internal control over financial reporting was effective at March 31, 2019 as reported elsewhere in this Annual Report. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Regulations regarding environmental matters may affect the Company by substantially increasing the Company's costs and exposing it to potential liability.
The Company is subject to environmental, health and safety laws and regulations in each jurisdiction in which the Company operates. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of the Company's employees. For example, the Company's products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. The Company may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. The Company may not have been, nor may it be able to be at all times, in full compliance with such laws, regulations and permits. If the Company violates or fails to comply with these laws, regulations or permits, the Company could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, the Company faces inherent risks of environmental liability at its current and historical production sites. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, the Company may discover new facts or conditions that may change its expectations or be faced with changes in environmental laws or their enforcement that would increase its liabilities. Furthermore, its costs of complying with current and future environmental and health and safety laws, or the Company's liabilities arising from past or future releases of, or exposure to, regulated materials, may have a material adverse effect on its business, financial condition, and results of operations.

Risks Related to Global Financial and Credit Markets

Volatility and disruption of global financial and credit markets may negatively impact our ability to access financing and expose us to unexpected risks.
Global financial and credit markets expose us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, the ABL Facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2019, we had approximately $429.0 million drawn and outstanding on short-term foreign seasonal lines and a maximum borrowing capacity under these lines and the ABL Facility totaling $855.9 million, subject to limitations under the ABL Facility. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity.

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
The Family Smoking Prevention and Tobacco Control Act, which amended the FDCA, extends the authority of the FDA to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product. The FDA has adopted regulations under the act establishing requirements for the sale, distribution and marketing of cigarettes, as well as package warnings and advertising limitations.

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

In May 2016, the FDA finalized regulations, which became effective in August 2016, that extend its regulatory authority under the act to tobacco products not previously covered by its regulations, including vaporizers, vape pens, hookah pens, electronic cigarettes (or, e-cigarettes), e-pipes, and other types of electronic nicotine delivery systems, including e-liquids used in these devices, as well as pipe tobacco and cigars (including little cigars and cigarillos), and future novel tobacco products. These regulations require manufacturers of these additional tobacco products to, among other things submit an application and obtain FDA authorization to market a new tobacco product (as noted above); register establishment(s) and submit product listing to FDA; submit listing of ingredients; submit information on harmful and potentially harmful constituents; submit tobacco health documents; not introduce into interstate commerce modified-risk tobacco products (e.g., products with label, labeling, or advertising representing that they reduce risk or are less harmful compared to other tobacco products on the market) without an FDA order; and include the required warning statement on packaging and advertisements. These regulations will extend to certain of our operations that had not previously been subject to the act, including the processing of pipe tobacco and tobacco for little cigars and cigarillos at our U.S. cut rag processing facility, and to joint ventures and subsidiaries that develop, produce and sell consumable e-liquids. In addition, the May 2016 regulations make these additional tobacco products subject to certain existing restrictions on the sale of cigarettes, including restrictions prohibiting sale to individuals under 18 years of age. In addition, recently federal legislators have proposed bills that would establish a national minimum purchase age of 21 for tobacco and tobacco-based products, including e-liquids.

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

A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, which is binding on 181 nations as of March 31, 2019, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a description of the Company’s material properties as of March 31, 2019.

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

The following is a listing of the various material properties used in operations all of which are owned by the Company:

Location	Use
Leaf - North America Segment
United States
Wilson, N.C.	Factory / Storage
Farmville, N.C.	Factory / Storage
Danville, V.A.	Storage
Leaf - Other Regions Segment
South America
Venancio Aires, Brazil	Factory / Storage
Ararangua, Brazil	Factory / Storage
El Carril, Argentina	Factory / Storage
Africa
Lilongwe, Malawi	Factory / Storage
Morogoro, Tanzania	Factory / Storage
Harare, Zimbabwe	Factory / Storage
Asia
Ngoro, Indonesia	Factory / Storage

Other Products and Services Segment
Charlottetown, Prince Edward Island, Canada	Factory / Storage
Simcoe, Ontario, Canada	Factory / Storage

Item 3. Legal Proceedings

On June 7, 2019, the Company and certain of its officers were named as defendants in a complaint filed in the United States District Court for the Eastern District of North Carolina. The complaint was brought on behalf of a putative class of investors who purchased the Company's common stock between June 7, 2018 and November 8, 2018. The complaint alleges that the defendants violated federal securities laws provisions with respect to fraud and material misrepresentation, which purported misconduct was revealed by the Company’s November 8, 2018 announcement that sales and other operating revenues for the quarter ended September 30, 2018 had decreased approximately 12% over the prior year quarter and the announcement on November 9, 2018 by the Securities and Exchange Commission that the Company had settled charges that it had materially misstated its financial statements from 2011 through the second quarter of 2015 due to improper and sufficient accounting, processes and control activities, deferred crop costs and revenue transactions in Africa. The complaint alleges that members of the purported class were harmed by the decline in the trading price of the Company’s common stock on the dates of these announcements. The complaint seeks damages in an unspecified amount.

While the Company is continuing to evaluate the complaint, based on its current review, the Company does not believe the claims have merit. The Company intends to vigorously defend against the claims made in the complaint.

See "Note 16. Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for further information with respect to legal proceedings, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Pyxus’ common stock is traded on the New York Stock Exchange, under the ticker symbol "PYX".

As of March 31, 2019, there were 12,969 shareholders, including 12,434 non-objecting beneficial holders of our common stock.

The payment of dividends by Pyxus is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors. The agreement governing the ABL Facility and the indentures governing our senior secured first lien notes and our senior secured second lien notes restrict our ability to pay dividends. See Note 8. "Long-Term Debt - Covenants Limiting Dividends" to the “Notes to Consolidated Financial Statements” for further information.

Pyxus International, Inc. Comparison of Cumulative Total Return to Shareholders

The following line graph and table presents the cumulative total shareholder return of a $100 investment including reinvestment of dividends and price appreciation over the last five years in each of the following: Pyxus International, Inc. (PYX) common stock, the S&P 500 Index, the S&P 600 Small Cap Index and an index of peer companies. The sole company in the peer group is Universal Corporation (UVV).
*$100 invested on 3/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright ©2019 Standard & Poor's, a division of S&P Global. All rights reserved.

Cumulative Total Return

	3/14	3/15	3/16	3/17	3/18	3/19
Pyxus International, Inc.	$100.00	$37.67	$60.14	$44.01	$89.21	$81.82
S&P 500	$100.00	$112.73	$114.74	$134.45	$153.26	$167.81
S&P Smallcap 600	$100.00	$108.72	$105.24	$131.11	$147.74	$150.05
Custom Peer Group	$100.00	$88.17	$110.55	$142.79	$101.51	$126.40

Item 6. Selected Financial Data

Five Year Financial Statements
Pyxus International, Inc. and Subsidiaries

	Years Ending March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2019	2018	2017	2016	2015
Summary of Operations
Sales and other operating revenues	$1,801,593	$1,845,966	$1,714,750	$1,904,592	$2,066,865
Other income (expense) (1)	14,217	14,382	4,896	105,427	(66)
Restructuring and asset impairment charges	4,946	382	1,375	5,888	9,118
Operating income (2)	87,254	111,904	87,342	206,220	99,584
Net (loss) income	(71,168)	51,906	(63,271)	65,445	(28,034)
Net (loss) income attributable to Pyxus International, Inc.	(70,467)	52,436	(62,928)	65,532	(27,862)
(Loss) Earnings Per Share Attributable to Pyxus International, Inc.:
Basic (loss) earnings per share	$(7.78)	$5.83	$(7.05)	$7.38	$(3.16)

Diluted (loss) earnings per share (3)	$(7.78)	$5.81	$(7.05)	$7.38	$(3.16)

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$591,666	$711,546	$797,326	$815,532	$641,275
Total assets (4)	1,859,275	1,966,631	1,971,872	1,968,198	1,622,460
Long-term debt (4)	898,386	920,143	942,959	910,214	727,197
Stockholders’ equity attributable to Pyxus International, Inc.	183,710	271,866	203,518	271,126	190,790

Other Data
Common shares outstanding at year end (5)	9,096	9,023	8,963	8,900	8,858
Number of stockholders at year end (6)	12,969	5,355	4,187	4,465	4,995

(1) As of March 31, 2016, the Company determined that the significant doubt about our ability to control our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD, was eliminated and recorded a gain of $106,203 upon reconsolidation.
(2) On April 1, 2018, new accounting guidance that changed the presentation of pension service costs in financial statements was adopted on a retrospective basis. Therefore the March 31, 2018, 2017, 2016, and 2015 balances have been adjusted in accordance with the adoption of this guidance.
(3) For the years ended March 31, 2019, 2017 and 2015, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the year ended March 31, 2015, assumed conversion of then-outstanding convertible notes at the beginning of the period has an antidilutive effect on the loss per share.
(4) On April 1, 2016, new accounting guidance that changed the presentation of debt issuance costs in financial statements was adopted on a retrospective basis. Therefore the March 31, 2016 and 2015 balances have been adjusted in accordance with the adoption of this guidance.
(5) Excluding 785 shares owned by a wholly owned subsidiary.
(6) Includes the number of stockholders of record and non-objecting beneficial owners.

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

Financial Results
Our financial performance in fiscal 2019 highlights our continued commitment to meeting the needs of our leaf customers and illustrates our ability to utilize our core competencies to develop new business opportunities within the Other Products and Services segment. Total leaf volume increased to 400.5 million kilos mainly attributable to larger crops in Africa and the timing of leaf shipments in South America. Sales and other operating revenues decreases were primarily due to Hurricane Florence reducing the U.S. crop size, foreign tariffs on U.S. tobacco, and a decrease in leaf average sales price of 7.3% primarily due to product mix and geographic sales mix. SG&A increases were primarily due to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario in Canada, marketing expenses for the FIGR cannabinoid brand and the Humble Juice e-liquids brand, and the acquisition of an additional cannabis cultivation license from Health Canada. These increases were partially offset by leaf cost-saving and restructuring initiatives. In addition, year-end uncommitted inventory was the lowest it's been since fiscal 2011.

Liquidity
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. During fiscal 2019, we utilized surplus cash to reduce long-term debt with the purchase and cancellation of $27.3 million of our senior secured second lien notes leaving $635.7 million outstanding as of March 31, 2019. We remain confident in our target to purchase $25.0 to $50.0 million per year of our senior secured second lien notes with surplus cash. Our year-end cash position was $192.0 million with $429.0 million in notes payable to banks. Our liquidity position is in line with internal expectations at $608.4 million as of March 31, 2019, comprised of cash and $416.3 million of available credit lines, excluding letters of credit. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook
Over the past fiscal year, we have accomplished real change at Pyxus International. From investing in differentiated capabilities across our entire portfolio to ensuring we are uniquely positioned to capitalize on growth opportunities to propelling our leaf business forward through cultural and operational changes, we are committed to creating value through innovation for our customers, our partners, and our shareholders.

When we first announced our transformation, we stated that we were entering into new, potentially higher-margin business lines to deliver enhanced value to shareholders. In line with that objective, we are evaluating the consolidation of Pyxus' ownership in its two majority-owned Canadian cannabis businesses (i.e., FIGR Norfolk and FIGR East) with two of its minority-owned U.S. hemp and e-liquids businesses (i.e., Criticality and Purilum, respectively) under the common control of a subsidiary separate from Pyxus’ other operations. Pyxus is assessing its opportunities to monetize a portion of its interests in this subsidiary in fiscal 2020.
We are pleased with our growth and the pace of innovation, and we are encouraged by the substantial progress that we have made in our transformation efforts this past year. As we continue to execute our vision, we will not lose sight of our greater purpose: to transform people's lives so that together we can grow a better world.

Results of Operations

Consolidated
	Three Months Ended March 31,
		Change
(in millions)	2019	$	%	2018
Sales and other operating revenues	$591.2	$(52.7)	(8.2)	$643.9
Total cost of goods and services sold	505.7	(63.4)	(11.1)	569.1
Gross profit*	85.5	10.8	14.5	74.7
Selling, general, and administrative expenses	54.1	8.1	17.6	46.0
Other income, net	0.7	(3.8)	(84.4)	4.5
Restructuring and asset impairment charges	1.6	1.2	300.0	0.4
Operating income*	30.6	(2.2)	(6.7)	32.8
Interest expense	33.4	0.2	0.6	33.2
Interest income	1.0	—	—	1.0
Income tax expense	10.9	3.4	45.3	7.5
Equity in net income of investee companies	2.7	0.5	22.7	2.2
Net income (loss) attributable to noncontrolling interests	0.1	0.3	150.0	(0.2)
Net loss attributable to Pyxus International, Inc.*	$(10.0)	$(5.5)	(122.2)	$(4.5)
*Amounts may not equal column totals due to rounding.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Sales and other operating revenues decreased $52.7 million or 8.2% from $643.9 million for the three months ended March 31, 2018 to $591.2 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease in leaf volumes in North America attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco as well as a 12.0% decrease in leaf average sales price primarily due to product mix and geographic sales mix. These decreases were offset by the continued development of the Other Products and Services segment and a 4.3% increase in total leaf volume to 131.9 million kilos mainly attributable to larger crops in Africa and the timing of leaf shipments in South America.

Cost of goods sold decreased $63.4 million or 11.1% from $569.1 million for the three months ended March 31, 2018 to $505.7 million for the three months ended March 31, 2019. This decrease was primarily due to product mix and geographic sales mix.

Gross profit as a percent of sales increased from 11.6% for the three months ended March 31, 2018 to 14.5% for the three months ended March 31, 2019. This increase was primarily due to lower leaf conversion costs in Africa from higher factory throughput driven by higher volumes, the favorable exchange impact on local currency costs, primarily in South America and Europe, and the continued development of the Other Products and Services segment. These increases were offset by higher leaf conversion costs in the U.S. from lower factory throughput driven by reduced volumes.

SG&A increased $8.1 million or 17.6% from $46.0 million for the three months ended March 31, 2018 to $54.1 million for the three months ended March 31, 2019. This increase was primarily due to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario and marketing expenses for the FIGR cannabinoid brand. SG&A as a percent of sales increased from 7.1% for the three months ended March 31, 2018 to 9.2% for the three months ended March 31, 2019. This increase was primarily due to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario and marketing expenses for the FIGR cannabinoid brand.

Restructuring and asset impairment charges of $1.6 million for the three months ended March 31, 2019 were primarily related to a cost-saving and restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects.

Results of Operations (continued)

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018 (continued)

Leaf - North America Region Supplemental Information
	Three Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2019	$	%	2018
Kilos sold	18.0	(16.1)	(47.2)	34.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$97.1	$(100.9)	(51.0)	$198.0
Average price per kilo	5.39	(0.42)	(7.2)	5.81
Processing and other revenues	6.9	(1.2)	(14.8)	8.1
Total sales and other operating revenues	104.0	(102.1)	(49.5)	206.1
Tobacco cost of goods sold:
Tobacco costs	86.9	(88.3)	(50.4)	175.2
Transportation, storage and other period costs	3.0	(2.2)	(42.3)	5.2
Derivative financial instrument and exchange (gains) losses	(0.1)	(0.3)	(150.0)	0.2
Total tobacco cost of goods sold	89.8	(90.8)	(50.3)	180.6
Average cost per kilo	4.99	(0.31)	(5.8)	5.30
Processing and other revenues costs of services sold	6.0	(1.4)	(18.9)	7.4
Total cost of goods and services sold	95.8	(92.2)	(49.0)	188.0
Gross profit	8.2	(9.9)	(54.7)	18.1
Selling, general, and administrative expenses	4.0	(2.4)	(37.5)	6.4
Other income, net	(0.4)	0.2	33.3	(0.6)
Restructuring and asset impairment charges	1.5	1.5	100.0	—
Operating income	$2.3	$(8.8)	(79.3)	$11.1

Sales and other operating revenues decreased $102.1 million or 49.5% from $206.1 million for the three months ended March 31, 2018 to $104.0 million for the three months ended March 31, 2019. This decrease was primarily due to a 47.2% decrease in volumes attributable to Hurricane Florence reducing the U.S. crop size, foreign tariffs on U.S. tobacco, and a 7.2% decrease in average sales prices related to product mix.

Cost of goods sold decreased $92.2 million or 49.0% from $188.0 million for the three months ended March 31, 2018 to $95.8 million for the three months ended March 31, 2019. This decrease was primarily due to the decrease in volume.

Gross profit as a percent of sales decreased from 8.8% for the three months ended March 31, 2018 to 7.9% for the three months ended March 31, 2019. This decrease was primarily due to higher conversion costs in the U.S. from lower factory throughput driven by reduced volumes.

SG&A decreased $2.4 million or 37.5% from $6.4 million for the three months ended March 31, 2018 to $4.0 million for the three months ended March 31, 2019. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales increased from 3.1% for the three months ended March 31, 2018 to 3.8% for the three months ended March 31, 2019. This increase was primarily due to the decrease in sales.

Restructuring and asset impairment charges of $1.5 million for the three months ended March 31, 2019 were related to a restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects.

Results of Operations (continued)

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018 (continued)

Leaf - Other Regions Supplemental Information
	Three Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2019	$	%	2018
Kilos sold	113.9	20.4	21.8	93.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$478.8	$43.9	10.1	$434.9
Average price per kilo	4.20	(0.45)	(9.7)	4.65
Processing and other revenues	2.7	0.3	12.5	2.4
Total sales and other operating revenues	481.5	44.2	10.1	437.3
Tobacco cost of goods sold:
Tobacco costs	393.1	22.8	6.2	370.3
Transportation, storage and other period costs	12.8	4.3	50.6	8.5
Derivative financial instrument and exchange (gains) losses	(0.8)	(1.8)	(180.0)	1.0
Total tobacco cost of goods sold	405.1	25.3	6.7	379.8
Average cost per kilo	3.56	(0.50)	(12.3)	4.06
Processing and other revenues costs of services sold	1.1	0.3	37.5	0.8
Total cost of goods and services sold	406.2	25.6	6.7	380.6
Gross profit	75.3	18.6	32.8	56.7
Selling, general, and administrative expenses	34.3	(2.6)	(7.0)	36.9
Other income, net	1.1	(3.9)	(78.0)	5.0
Restructuring and asset impairment charges	—	(0.4)	(100.0)	0.4
Operating income	$42.1	$17.7	72.5	$24.4

Sales and other operating revenues increased $44.2 million or 10.1% from $437.3 million for the three months ended March 31, 2018 to $481.5 million for the three months ended March 31, 2019. This increase was primarily due to a 21.8% increase in volume mainly attributable to larger crops in Africa and the timing of shipments in South America. The increase was offset by a decrease in volume in Africa attributable to Tropical Cyclone Idai and lower average sales price of 9.7% driven by product mix and the larger crops in Africa.

Cost of goods sold increased $25.6 million or 6.7% from $380.6 million for the three months ended March 31, 2018 to $406.2 million for the three months ended March 31, 2019. This increase was primarily due to the increase in volume.

Gross profit as a percent of sales increased from 13.0% for the three months ended March 31, 2018 to 15.6% for the three months ended March 31, 2019. This increase was primarily due to lower conversion costs in Africa from higher factory throughput driven by higher volumes and the favorable exchange impact on local currency costs, primarily in South America and Europe.

SG&A decreased $2.6 million or 7.0% from $36.9 million for the three months ended March 31, 2018 to $34.3 million for the three months ended March 31, 2019. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales decreased from 8.4% for the three months ended March 31, 2018 to 7.1% for the three months ended March 31, 2019. This decrease was due to the lower allocations of general corporate services and the increase in sales.

Other income decreased $3.9 million or 78.0% from $5.0 million for the three months ended March 31, 2018 to $1.1 million for the three months ended March 31, 2019. This decrease was primarily due to prior year gain on sale of assets and decrease in sales of intrastate tax credits in South America.

Results of Operations (continued)

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018 (continued)

Other Products and Services Segment Supplemental Information
	Three Months Ended March 31,
		Change
(in millions)	2019	$	%	2018
Sales and other operating revenues	$5.7	$5.2	1,040.0	$0.5
Cost of goods and services sold	3.8	3.3	660.0	0.5
Gross profit	1.9	1.9	100.0	—
Selling, general, and administrative expenses	15.7	12.9	460.7	2.8
Operating loss	$(13.8)	$(11.0)	(392.9)	$(2.8)

Sales and other operating revenues of $5.7 million for the three months ended March 31, 2019 were primarily related to cannabinoid and e-liquids product revenue. The cannabinoid revenue was mainly attributable to sales of legal medicinal and recreational cannabis in the provinces of Prince Edward Island and Nova Scotia in the Canadian market. The e-liquids product revenue was mainly attributable to sales of e-liquid products in the U.S. market through retailers and directly to consumers via e-commerce platforms.

Gross profit as a percent of sales was 33.3% for the three months ended March 31, 2019.

SG&A of $15.7 million for the three months ended March 31, 2019 was related to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario, marketing expenses for the FIGR cannabinoid brand and the Humble Juice e-liquids brand and an allocation of general corporate services.

Results of Operations (continued)

Consolidated
	Years Ended March 31,
		Change
(in millions)	2019	$	%	2018
Sales and other operating revenues	$1,801.6	$(44.4)	(2.4)	$1,846.0
Total cost of goods and services sold	1,550.8	(49.0)	(3.1)	1,599.8
Gross profit	250.8	4.6	1.9	246.2
Selling, general, and administrative expenses	172.8	24.5	16.5	148.3
Other income, net	14.2	(0.2)	(1.4)	14.4
Restructuring and asset impairment charges	4.9	4.5	1,125.0	0.4
Operating income*	87.3	(24.6)	(22.0)	111.9
Debt retirement expense (income)	(1.8)	1.2	40.0	(3.0)
Interest expense	135.6	1.3	1.0	134.3
Interest income	3.6	0.3	9.1	3.3
Income tax expense (benefit)	37.8	96.6	164.3	(58.8)
Equity in net income of investee companies	9.6	0.3	3.2	9.3
Net loss attributable to noncontrolling interests	(0.7)	(0.2)	(40.0)	(0.5)
Net (loss) income attributable to Pyxus International, Inc.*	$(70.5)	$(122.9)	(234.5)	$52.4
*Amounts may not equal column totals due to rounding.

Comparison of the Year Ended March 31, 2019 to the Year Ended March 31, 2018

Sales and other operating revenues decreased $44.4 million or 2.4% from $1,846.0 million for the year ended March 31, 2018 to $1,801.6 million for the year ended March 31, 2019. This decrease was primarily due to a decrease in leaf volumes in North America attributable to Hurricane Florence reducing the U.S. crop size, foreign tariffs on U.S. tobacco, and a decrease in leaf average sales price of 7.3% primarily due to product mix and geographic sales mix. These decreases were offset by the continued development of the Other Products and Services segment and a 4.9% increase in total leaf volume to 400.5 million kilos mainly attributable to larger crops in Africa and the timing of leaf shipments in South America.

Cost of goods sold decreased $49.0 million or 3.1% from $1,599.8 million for the year ended March 31, 2018 to $1,550.8 million for the year ended March 31, 2019. This decrease was primarily due to product mix and geographic sales mix.

Gross profit as a percent of sales increased from 13.3% for the year ended March 31, 2018 to 13.9% for the year ended March 31, 2019. This increase was primarily due to lower leaf conversion costs in Africa from higher factory throughput driven by higher volumes, the favorable exchange impact on local currency costs, primarily in South America and Europe, and the continued development of the Other Products and Services segment. This increase was offset by higher leaf conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size.

SG&A increased $24.5 million or 16.5% from $148.3 million for the year ended March 31, 2018 to $172.8 million for the year ended March 31, 2019. This increase was primarily due to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario in Canada, marketing expenses for the FIGR cannabinoid brand and the Humble Juice e-liquids brand, and the acquisition of an additional cannabis cultivation license from Health Canada. These increases were offset by leaf cost-saving and restructuring initiatives. SG&A as a percent of sales increased from 8.0% for the year ended March 31, 2018 to 9.6% for the year ended March 31, 2019. This increase was primarily due to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario in Canada, marketing expenses for the FIGR cannabinoid brand and the Humble Juice e-liquids brand, and the acquisition of an additional cannabis cultivation license from Health Canada. These increases were offset by leaf cost-saving and restructuring initiatives.

Restructuring and asset impairment charges of $4.9 million for the year ended March 31, 2019 were due to the closing of one foreign processing facility in order to process tobacco in the affected area under a third-party processing arrangement going forward and the consolidation of the Company's U.S. green tobacco processing operations into its Wilson, North Carolina facility and the repurposing of its Farmville, North Carolina facility for storage and special projects.

Income tax expense increased $96.6 million or 164.3% from $(58.8) million for the year ended March 31, 2018 to $37.8 million for the year ended March 31, 2019. This increase was primarily due to a one-time benefit related to the enactment of the U.S. corporate income tax law in December 2017, recorded in tax expense for the year ended March 31, 2018.

Results of Operations (continued)

Comparison of the Year Ended March 31, 2019 to the Year Ended March 31, 2018 (continued)

Leaf - North America Region Supplemental Information
	Years Ended March 31,
		Change
(in millions, except per kilo amounts)	2019	$	%	2018
Kilos sold	47.9	(22.5)	(32.0)	70.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$250.0	$(163.5)	(39.5)	$413.5
Average price per kilo	5.22	(0.65)	(11.1)	5.87
Processing and other revenues	35.7	(2.2)	(5.8)	37.9
Total sales and other operating revenues	285.7	(165.7)	(36.7)	451.4
Tobacco cost of goods sold:
Tobacco costs	210.3	(149.3)	(41.5)	359.6
Transportation, storage and other period costs	11.9	(2.9)	(19.6)	14.8
Derivative financial instrument and exchange (gains) losses	(0.2)	(0.2)	(100.0)	—
Total tobacco cost of goods sold	222.0	(152.4)	(40.7)	374.4
Average cost per kilo	4.63	(0.69)	(13.0)	5.32
Processing and other revenues costs of services sold	32.0	3.4	11.9	28.6
Total cost of goods and services sold	254.0	(149.0)	(37.0)	403.0
Gross profit	31.7	(16.7)	(34.5)	48.4
Selling, general, and administrative expenses	17.5	(3.4)	(16.3)	20.9
Other income, net	(0.9)	0.2	18.2	(1.1)
Restructuring and asset impairment charges	3.2	3.2	100.0	—
Operating income	$10.1	$(16.3)	(61.7)	$26.4

Sales and other operating revenues decreased $165.7 million or 36.7% from $451.4 million for the year ended March 31, 2018 to $285.7 million for the year ended March 31, 2019. This decrease was primarily due to a 32.0% decrease in volumes attributable to Hurricane Florence reducing the U.S. crop size, foreign tariffs on U.S. tobacco, and an 11.1% decrease in average sales prices related to product mix.

Cost of goods sold decreased $149.0 million or 37.0% from $403.0 million for the year ended March 31, 2018 to $254.0 million for the year ended March 31, 2019. This decrease was primarily due to the decrease in volume.

Gross profit as a percent of sales increased from 10.7% for the year ended March 31, 2018 to 11.1% for the year ended March 31, 2019. This increase was primarily due to favorable changes in product mix. This increase was offset by higher conversion costs in North America attributable to Hurricane Florence reducing the U.S. crop size.

SG&A decreased $3.4 million or 16.3% from $20.9 million for the year ended March 31, 2018 to $17.5 million for the year ended March 31, 2019. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales increased from 4.6% for the year ended March 31, 2018 to 6.1% for the year ended March 31, 2019. This increase was primarily due to the decrease in sales.

Restructuring and asset impairment charges of $3.2 million for the year ended March 31, 2019 were related to a restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects.

Results of Operations (continued)

Comparison of the Year Ended March 31, 2019 to the Year Ended March 31, 2018 (continued)

Leaf - Other Regions Supplemental Information
	Years Ended March 31,
		Change
(in millions, except per kilo amounts)	2019	$	%	2018
Kilos sold	352.6	39.7	12.7	312.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,456.3	$107.4	8.0	$1,348.9
Average price per kilo	4.13	(0.18)	(4.2)	4.31
Processing and other revenues	43.6	(1.5)	(3.3)	45.1
Total sales and other operating revenues	1,499.9	105.9	7.6	1,394.0
Tobacco cost of goods sold:
Tobacco costs	1,190.0	81.9	7.4	1,108.1
Transportation, storage and other period costs	65.0	9.5	17.1	55.5
Derivative financial instrument and exchange (gains) losses	(3.5)	(9.1)	(162.5)	5.6
Total tobacco cost of goods sold	1,251.5	82.3	7.0	1,169.2
Average cost per kilo	3.55	(0.19)	(5.1)	3.74
Processing and other revenues costs of services sold	33.6	6.6	24.4	27.0
Total cost of goods and services sold	1,285.1	88.9	7.4	1,196.2
Gross profit	214.8	17.0	8.6	197.8
Selling, general, and administrative expenses	115.7	(8.4)	(6.8)	124.1
Other income, net	14.9	(0.5)	(3.2)	15.4
Restructuring and asset impairment charges	1.7	1.3	325.0	0.4
Operating income	$112.3	$23.6	26.6	$88.7

Sales and other operating revenues increased $105.9 million or 7.6% from $1,394.0 million for the year ended March 31, 2018 to $1,499.9 million for the year ended March 31, 2019. This increase was primarily due to a 12.7% increase in volumes mainly attributable to larger crops in Africa and the timing of shipments in South America. This increase was offset by a decrease in volume in Africa attributable to Tropical Cyclone Idai and lower average sales price of 4.2% driven by product mix and the larger crops in Africa.

Cost of goods sold increased $88.9 million or 7.4% from $1,196.2 million for the year ended March 31, 2018 to $1,285.1 million for the year ended March 31, 2019. This increase was primarily due to the increase in volume.

Gross profit as a percent of sales increased from 14.2% for the year ended March 31, 2018 to 14.3% for the year ended March 31, 2019. This increase was primarily due to lower conversion costs in Africa from higher factory throughput driven by higher volumes and the favorable exchange impact on local currency costs, primarily in South America and Europe. This increase was offset by lower margins on processing and other revenues.

SG&A decreased $8.4 million or 6.8% from $124.1 million for the year ended March 31, 2018 to $115.7 million for the year ended March 31, 2019. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales decreased from 8.9% for the year ended March 31, 2018 to 7.7% for the year ended March 31, 2019. This decrease was due to the lower allocations of general corporate services and the increase in sales.

Restructuring and asset impairment charges of $1.7 million for the year ended March 31, 2019 were due to the closing of one foreign processing facility in order to process tobacco in the affected area under a third-party processing arrangement going forward.

Results of Operations (continued)

Comparison of the Year Ended March 31, 2019 to the Year Ended March 31, 2018 (continued)

Other Products and Services Segment Supplemental Information
	Years Ended March 31,
		Change
(in millions)	2019	$	%	2018
Sales and other operating revenues	$16.0	$15.5	3,100.0	$0.5
Cost of goods and services sold	11.7	11.2	2,240.0	0.5
Gross profit	4.3	4.3	100.0	—
Selling, general, and administrative expenses	39.6	36.3	1,100.0	3.3
Other income, net	0.2	0.2	100.0	—
Restructuring and asset impairment charges	—	—	—	—
Operating loss	$(35.1)	$(31.8)	(963.6)	$(3.3)

Sales and other operating revenues of $16.0 million for the year ended March 31, 2019 were primarily related to cannabis and e-liquids product revenue. The cannabinoid revenue was mainly attributable to sales by FIGR East of legal medicinal and recreational cannabis in the provinces of Prince Edward Island and Nova Scotia in the Canadian market. The e-liquids product revenue was mainly attributable to sales of e-liquid products in the U.S. market through retailers and directly to consumers via e-commerce platforms.

Gross profit as a percent of sales was 26.9% for the year ended March 31, 2019.

SG&A of $39.6 million for the year ended March 31, 2019 was related to start-up costs associated with the development of the cannabinoid manufacturing facilities in the provinces of Prince Edward Island and Ontario in Canada, marketing expenses for the FIGR cannabinoid brand, the acquisition of an additional cannabis cultivation license from Health Canada, and the Humble Juice e-liquids brand and an allocation of general corporate services.

Results of Operations (continued)

Consolidated
	Years Ended March 31,
		Change
(in millions)	2018	$	%	2017
Sales and other operating revenues	$1,846.0	$131.3	7.7	$1,714.7
Total cost of goods and services sold	1,599.8	102.1	6.8	1,497.7
Gross profit	246.2	29.2	13.5	217.0
Selling, general, and administrative expenses	148.3	15.1	11.3	133.2
Other income, net	14.4	9.5	193.9	4.9
Restructuring and asset impairment charges	0.4	(1.0)	(71.4)	1.4
Operating income*	111.9	24.6	28.2	87.3
Debt retirement expense (income)	(3.0)	(2.7)	(900.0)	(0.3)
Interest expense	134.3	(1.1)	(0.8)	135.4
Interest income	3.3	(4.9)	(59.8)	8.2
Income tax (benefit) expense	(58.8)	(82.3)	(350.2)	23.5
Equity in net income (loss) of investee companies	9.3	9.4	9,400.0	(0.1)
Net loss attributable to noncontrolling interests	(0.5)	(0.2)	(66.7)	(0.3)
Net income (loss) attributable to Pyxus International, Inc.*	$52.4	$115.3	183.3	$(62.9)
*Amounts may not equal column totals due to rounding.

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017

Sales and other operating revenues increased $131.3 million or 7.7% from $1,714.7 million for the year ended March 31, 2017 to $1,846.0 million for the year ended March 31, 2018. This increase was primarily due to a 7.5% increase in leaf average sales price due to product mix mainly in South America and North America and the impact of smaller crops in Africa in 2018.

Cost of goods sold increased $102.1 million or 6.8% from $1,497.7 million for the year ended March 31, 2017 to $1,599.8 million for the year ended March 31, 2018. This increase was primarily due to product mix mainly in South America and North America and the impact of smaller crops in Africa.

Gross profit as a percent of sales increased from 12.7% for the year ended March 31, 2017 to 13.3% for the year ended March 31, 2018. This increase was primarily due to lower conversion costs due to the larger South America crop size in 2018.

SG&A increased $15.1 million or 11.3% from $133.2 million for the year ended March 31, 2017 to $148.3 million for the year ended March 31, 2018. This increase was primarily due to the non-recurrence of a reversal of reserves for customer receivables in the prior year and higher professional fees and travel costs associated with our business development initiatives. SG&A as a percent of sales increased from 7.8% for the year ended March 31, 2018 to 8.0% for the year ended March 31, 2018. This increase was primarily due to the non-recurrence of a reversal of reserves for customer receivables in the prior year and higher professional fees and travel costs associated with our business development initiatives.

Other income, net increased $9.5 million or 193.9% from $4.9 million for the year ended March 31, 2017 to $14.4 million for the year ended March 31, 2018. This increase was primarily due to sales of intrastate tax credits in South America and the receipt of South American funds previously held in escrow that were covered by bond in 2018.

Results of Operations (continued)

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017 (continued)

Leaf - North America Region Supplemental Information
	Years Ended March 31,
		Change
(in millions, except per kilo amounts)	2018	$	%	2017
Kilos sold	70.4	3.3	4.9	67.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$413.5	$56.1	15.7	$357.4
Average price per kilo	5.87	0.54	10.1	5.33
Processing and other revenues	37.9	(0.9)	(2.3)	38.8
Total sales and other operating revenues	451.4	55.2	13.9	396.2
Tobacco cost of goods sold:
Tobacco costs	359.6	44.0	13.9	315.6
Transportation, storage and other period costs	14.8	4.7	46.5	10.1
Derivative financial instrument and exchange (gains) losses	—	0.2	100.0	(0.2)
Total tobacco cost of goods sold	374.4	48.9	15.0	325.5
Average cost per kilo	5.32	0.47	9.7	4.85
Processing and other revenues costs of services sold	28.6	(1.2)	(4.0)	29.8
Total cost of goods and services sold	403.0	47.7	13.4	355.3
Gross profit	48.4	7.5	18.3	40.9
Selling, general, and administrative expenses	20.9	(4.1)	(16.4)	25.0
Other income, net	(1.1)	(1.0)	(1,000.0)	(0.1)
Restructuring and asset impairment charges	—	(0.5)	(100.0)	0.5
Operating income	$26.4	$11.1	72.5	$15.3

Sales and other operating revenues increased $55.2 million or 13.9% from $396.2 million for the year ended March 31, 2017 to $451.4 million for the year ended March 31, 2018. This increase was primarily due to a 4.9% increase in volumes and a 10.1% increase in average sales prices, primarily due to product mix.

Cost of goods sold increased $47.7 million or 13.4% from $355.3 million for the year ended March 31, 2017 to $403.0 million for the year ended March 31, 2018. This increase was primarily due to the increase in volume and increases in product costs, primarily due to product mix.

Gross profit as a percent of sales increased from 10.3% for the year ended March 31, 2017 to 10.7% for the year ended March 31, 2018. This increase was primarily due to favorable changes in product mix.

SG&A decreased $4.1 million or 16.4% from $25.0 million for the year ended March 31, 2017 to $20.9 million for the year ended March 31, 2018. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales decreased from 6.3% for the year ended March 31, 2017 to 4.6% for the year ended March 31, 2018. This decrease was primarily due to lower allocations of general corporate services attributable to a change in the Company's reportable segments.

Results of Operations (continued)

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017 (continued)

Leaf - Other Regions Supplemental Information
	Years Ended March 31,
		Change
(in millions, except per kilo amounts)	2018	$	%	2017
Kilos sold	312.9	(1.4)	(0.4)	314.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,348.9	$74.9	5.9	$1,274.0
Average price per kilo	4.31	0.26	6.4	4.05
Processing and other revenues	45.1	0.5	1.1	44.6
Total sales and other operating revenues	1,394.0	75.4	5.7	1,318.6
Tobacco cost of goods sold:
Tobacco costs	1,108.1	52.1	4.9	1,056.0
Transportation, storage and other period costs	55.5	(5.1)	(8.4)	60.6
Derivative financial instrument and exchange (gains) losses	5.6	12.9	176.7	(7.3)
Total tobacco cost of goods sold	1,169.2	59.9	5.4	1,109.3
Average cost per kilo	3.74	0.21	5.9	3.53
Processing and other revenues costs of services sold	27.0	(6.1)	(18.4)	33.1
Total cost of goods and services sold	1,196.2	53.8	4.7	1,142.4
Gross profit	197.8	21.6	12.3	176.2
Selling, general, and administrative expenses	124.1	15.9	14.7	108.2
Other income, net	15.4	10.4	208.0	5.0
Restructuring and asset impairment charges	0.4	(0.5)	(55.6)	0.9
Operating income	$88.7	$16.6	23.0	$72.1

Sales and other operating revenues increased $75.4 million or 5.7% from $1,318.6 million for the year ended March 31, 2017 to $1,394.0 million for the year ended March 31, 2018. This increase was primarily due to a 6.4% increase in average sales prices primarily driven by product mix in South America and and the impact of smaller crops in Africa in 2018.

Cost of goods sold increased $53.8 million or 4.7% from $1,142.4 million for the year ended March 31, 2017 to $1,196.2 million for the year ended March 31, 2018. This increase was primarily due to increases in product costs, primarily due to product mix in South America and the impact of smaller crops in Africa in 2018.

Gross profit as a percent of sales increased from 13.4% for the year ended March 31, 2017 to 14.2% for the year ended March 31, 2018. This increase was primarily due to the decrease in processing costs from lower conversion costs due to the larger South America crop size in 2018.

SG&A increased $15.9 million or 14.7% from $108.2 million for the year ended March 31, 2017 to $124.1 million for the year ended March 31, 2018. This increase was primarily due to the non-recurrence of a reversal of reserves for customer receivables in the prior year. SG&A as a percent of sales increased from 8.2% for the year ended March 31, 2017 to 8.9% for the year ended March 31, 2018. This increase was due to the non-recurrence of a reversal of reserves for customer receivables in the prior year.

Other income, net increased $10.4 million or 208.0% from $5.0 million for the year ended March 31, 2017 to $15.4 million for the year ended March 31, 2018. This increase was primarily due to sales of intrastate tax credits in South America and the receipt of South American funds previously held in escrow that were covered by bond in 2018.

Results of Operations (continued)

Comparison of the Year Ended March 31, 2018 to the Year Ended March 31, 2017 (continued)

Other Products and Services Segment Supplemental Information
	Years Ended March 31,
		Change
(in millions)	2018	$	%	2017
Sales and other operating revenues	$0.5	$0.5	100.0	$—
Cost of goods and services sold	0.5	0.5	100.0	—
Gross profit	—	—	—	—
Selling, general, and administrative expenses	3.3	3.3	100.0	—
Other income, net	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating loss	$(3.3)	$(3.3)	(100.0)	$—

Sales and other operating revenues of $0.5 million for the year ended March 31, 2018 were primarily related to e-liquids product revenue attributable to sales in the U.S. market through retailers and directly to consumers via e-commerce platforms.

SG&A of $3.3 million for the year ended March 31, 2018 was related to professional fees related to the new business development initiatives.

Liquidity and Capital Resources

Overview
Historically, we have utilized capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to suppliers for tobacco crops in certain foreign countries. Purchasing, processing, and selling activities of our leaf business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be greater or less as a result. Our long-term borrowings consist of senior secured first lien notes, senior secured second lien notes, and an ABL facility. We also have a combination of short-term and long-term seasonal lines of credit available with a number of banks throughout the world that finances seasonal working capital and corresponds to regional peak requirements.

Pyxus affirms our belief that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2020. Our access to capital meets our current expectations and outlook that is anticipated to provide sufficient liquidity to fulfill our future funding requirements. General deterioration of our business, and the cash flow that it generates, or failure to renew foreign lines could impact our ability to meet our anticipated liquidity requirements.

Seasonal liquidity beyond cash flow from operations is provided by our seasonal working capital lines throughout the world, advances from customers, and sales of accounts receivable. For the years ended March 31, 2019 and 2018, our average short-term borrowings, aggregated peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2019	2018
Average short-term borrowings	$556.0	$510.0
Aggregated peak short-term borrowings outstanding	$711.7	$658.4
Weighted-average interest rate on short-term borrowings	6.6%	6.1%

Aggregated peak borrowings for fiscal 2019 were during the second quarter of fiscal 2019 due to the timing of purchases of tobacco and repayments in the South America and Africa regions compared to during the first quarter for fiscal 2018. Peak borrowings for fiscal 2019 and fiscal 2018 were repaid with cash provided by operating activities.

As of March 31, 2019, we are in our leaf working capital build. In South America, we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is in its beginning stages. Africa is in the middle of its buying, processing, and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital
Our working capital decreased to $591.7 million at March 31, 2019 from $711.5 million at March 31, 2018. Our current ratio was 1.9 to 1 at March 31, 2019 and 2.1 to 1 at March 31, 2018. The decrease in working capital is primarily attributable to lower cash balances due to the timing of leaf collections, lower leaf inventory balances due to the timing of purchases of tobacco in Africa and South America, and the purchase and cancellation of $27.3 million of our senior secured second lien notes.

The following is a summary of items from the consolidated balance sheets and consolidated statements of cash flows. Approximately $96.5 million of our outstanding cash balance at March 31, 2019 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, the tax cost of repatriation would not have a material financial impact.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2019	$	%	2018	$	%	2017
Cash and cash equivalents	$192.0	(72.7)	(27.5)	$264.7	(208.4)	(44.0)	$473.1
Net trade and other receivables	311.0	6.6	2.2	304.4	50.2	19.7	254.2
Inventories and advances to tobacco suppliers	687.9	(40.7)	(5.6)	728.6	(4.4)	(0.6)	733.0
Total current assets	1,238.5	(111.1)	(8.2)	1,349.6	(160.5)	(10.6)	1,510.1
Notes payable to banks	429.0	1.7	0.4	427.3	(48.6)	(10.2)	475.9
Accounts payable	87.0	10.5	13.7	76.5	(12.9)	(14.4)	89.4
Advances from customers	16.4	(7.7)	(32.0)	24.1	(6.8)	(22.0)	30.9
Total current liabilities	646.8	8.7	1.4	638.1	(74.7)	(10.5)	712.8
Current ratio	1.9 to 1			2.1 to 1			2.1 to 1
Working capital	591.7	(119.8)	(16.8)	711.5	(85.8)	(10.8)	797.3
Total long term debt	898.4	(21.7)	(2.4)	920.1	(22.9)	(2.4)	943.0
Stockholders’ equity attributable to Pyxus International, Inc.	183.7	(88.2)	(32.4)	271.9	68.4	33.6	203.5

Net cash provided (used) by:
Operating activities	$(248.3)	$58.9	19.2	$(307.2)	$(321.4)	(2,263.4)	$14.2
Investing activities	181.8	(19.3)	(9.6)	201.1	(20.1)	(9.1)	221.2
Financing activities	(8.2)	94.9	92.0	(103.1)	(141.3)	(369.9)	38.2
Operating Cash Flows
Net cash used by operating activities decreased $58.9 million compared to net cash used by operating activities in fiscal 2018, which increased $321.4 million compared to net cash provided by operating activities in fiscal 2017. The decrease in cash used in fiscal 2019 compared to fiscal 2018 is primarily due to higher collections of accounts receivable in accordance with terms. The increase in cash used in fiscal 2018 compared to fiscal 2017 is primarily due to lower collections of accounts receivable in accordance with terms, the timing of shipments in the fourth quarter, and less reductions in inventory as crop sizes in South America normalized in fiscal 2018.

Investing Cash Flows
Net cash provided by investing activities decreased $19.3 million in fiscal 2019 compared to fiscal 2018, which decreased $20.1 million compared to fiscal 2017. The decrease in cash provided in fiscal 2019 is primarily due to increased purchases of property, plant, and equipment from the expansion of the Other Products and Services segment. The decrease in cash provided in fiscal 2018 compared to fiscal 2017 is primarily due to the acquisition of consolidated affiliates and investments in equity investees. This decrease was partly offset by increased collections on beneficial interests on securitized trade receivables.

Financing Cash Flows
Net cash used by financing activities decreased $94.9 million compared to net cash used by financing activities in fiscal 2018 which increased $141.3 million compared to net cash provided by financing activities in fiscal 2017. The decrease in cash used in fiscal 2019 compared to fiscal 2018 is primarily related to net proceeds of seasonal financing in fiscal 2019 compared to net repayments in fiscal 2018 due to the timing of purchases and processing of tobacco as well as a reduction in repurchases of second lien notes. The increase in cash used in fiscal 2018 compared to fiscal 2017 is primarily due to increased net repayments of seasonal financing from the timing of purchases and processing of tobacco as well as the repurchase of $28.6 million of second lien notes.

For further information on our debt financing as of March 31, 2019, see "Note 7. Short-Term Borrowing Arrangements" and "Note 8. Long-Term Debt" to the "Notes to Consolidated Financial Statements".

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
The following summarizes our contractual cash obligations and other commercial commitments as of March 31, 2019:

		Payments / Expirations by Period
(in millions)	Total	2020	Years 2021-2022	Years 2023-2024	After 2024
Long-Term Debt Obligations(1)	$1,213.4	$92.7	$1,078.7	$41.9	$0.1
Other Long-Term Obligations(2)	46.4	7.2	8.8	8.5	21.9
Operating Lease Obligations	54.1	15.7	19.0	12.1	7.3
Tobacco and Other Purchase Obligations	508.8	508.8	—	—	—
Amounts Guaranteed for Tobacco Suppliers	143.3	143.3	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$1,966.0	$767.7	$1,106.5	$62.5	$29.3

(1) Long-Term Debt Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no additional drawings after March 31, 2019 on the ABL Facility until the maturity of January 14, 2021, in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2019. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations only.

(2) Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2024" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

We do not have other off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FRR-67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

Lease Obligations
We have operating leases for land, buildings, automobiles, and other equipment. In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying consolidated balance sheet. Operating assets that are of long-term and continuing benefit are generally purchased.

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

Beneficial Interest in Receivables Sold
We sell accounts receivable under two revolving trade accounts receivable securitization programs. Under the agreements, we receive either 80% or 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interest is subordinate to the purchaser of the receivables. See Note 17. “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

Amounts Guaranteed for Tobacco Suppliers
In South America and Africa, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and Brazil. See Note 1. “Significant Accounting Policies – Advances to Tobacco Suppliers” to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures
We have projected a total of $94.2 million in capital investments for our 2020 fiscal year. We forecast our capital expenditure needs primarily for the continued expansion of our Other Products and Services segment to be $67.3 million. Other forecasted expenditures are for routine replacement of equipment, as well as investments in assets that will add value to the customer or increase efficiency.

Tax and Repatriation Matters
We are subject to income tax laws in each of the countries in which we do business through wholly owned subsidiaries and through affiliates. We make a comprehensive review of the income tax requirements of each of our operations, file appropriate returns and make appropriate income tax planning analyses directed toward the minimization of our income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations. We regularly review the status of the accumulated unremitted earnings of each of our foreign subsidiaries. We would provide deferred income taxes, net of creditable foreign taxes, if applicable, on any earnings that are determined to no longer be indefinitely invested. See Note 12. “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with the Audit Committee of our Board of Directors. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Note 1. “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” which discusses the estimates and assumptions utilized by the Company.

Inventories
Costs included in inventory primarily include processed tobacco inventory, unprocessed tobacco inventory, and other inventory costs. Inventories are valued at the lower of cost and net realizable value ("LCM"), which requires us to make significant estimates in assessing our inventory balances for potential LCM adjustments. We evaluate our inventories for LCM adjustments by country and type of inventory. Therefore, processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. We compare the cost of our processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. We consider whether our processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco. We review data on market conditions in performing our LCM evaluation for our unprocessed tobacco. See Note 1. “Significant Accounting Policies - Inventories” and Note 2. “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Income Taxes
Our annual effective income tax rate is based on our jurisdictional mix of pretax income, statutory tax rates, exchange rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex, subject to change, and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740. We review our tax positions quarterly and adjust the balances as new information becomes available. The Company notes that certain proposed regulations, relating to US tax reform, may change before finalization or not be effective until finalized. Issuance of final regulations may result in an impact to the financial statements.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the impact from changes in or issuance of new tax law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience along with our short and long-range business forecasts. In addition, the Company makes adjustments to historical data for objectively verifiable information when deemed appropriate. We have considered the impacts of the US interest limitation under section 163(j) and the Global Intangible Low Tax Income (“GILTI”) tax regime as new data points that are layered onto our historical earnings when calculating an estimate of future taxable income. These adjustments are deemed verifiable and necessary due to the unavoidable impact the provisions will have on future periods based on our consistent capital structure and jurisdictional earnings mix.

We believe it is more likely than not that the majority of our deferred income tax assets in connections with our U.S. operations will be fully recoverable within the applicable statutory expiration periods. We continue to maintain a valuation allowance on certain U.S. federal, state and foreign deferred income tax assets, including U.S. foreign tax credit carryforwards and U.S. non-deductible interest carryforwards. Foreign tax credit carryforwards may only be utilized against future taxes otherwise due on certain foreign sources of taxable income, which is not more likely than not to be available subsequent to US tax reform. U.S. deferred interest expense may only be deducted in future periods where our interest limitation, computed as a ratio of EBITDA, is greater than our current period interest expense. Given the Company’s current capital structure, it is not more likely than not that the Company will fully realize its existing disallowed interest carryforward. We intend to continue maintaining a specific valuation allowance on these deferred tax assets until there is sufficient objectively verifiable evidence to support the reversal of all or some portion of the allowance. Management continues to evaluate strategic business opportunities that, should they be completed, may provide sufficient positive evidence to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change based on the level of success the strategic opportunities achieve. Deferred tax assets could be further reduced in the near term if our estimates of taxable income are significantly reduced.

Advances to Tobacco Suppliers
Favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) are capitalized into inventory when the crop has been purchased. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of goods and services sold. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle. See Note 1. “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information.

Leaf - Other Regions
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

Within Leaf - Other Regions, South America and Africa are the primary areas where we advance some inputs to suppliers for the coming crop based on expected crop production. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers.

We believe the favorable and unfavorable variances relating to the fiscal 2019, 2018, and 2017 crops are representative of average variance percentages based on market conditions and currency rates in each year. We did not incur any other changes in net variances within the Leaf - Other Regions segment for fiscal 2019, 2018, and 2017 that were absorbed into inventory.

Leaf - North America
In Leaf - North America, we advance some inputs to suppliers for the coming crop based on expected crop production. For 2019, 2018, and 2017, advances in the Leaf - North America segment have a minor impact to the consolidated favorable and unfavorable variances.

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

Other Intangible Assets
We test identified intangible assets whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We perform this test by initially comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its estimated future undiscounted cash flows, then an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives. See Note 5. “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

Business Combinations
The reconsolidation of our Zimbabwe subsidiary, Mashonaland Tobacco Company LLC, and the acquired interests in FIGR East and Humble Juice have been treated as business combinations which require recording the assets and liabilities at their estimated fair values. The Company employed discounted cash flow models to estimate the fair values of the assets and liabilities. The models used assumptions and estimates including projections of financial information; forecasted capital expenditure requirements and related tax depreciation; cash-free, debt-free long-term growth rate; and discount rate. Management's estimates were based on historical performance, current market conditions and industry trends, long-term customer relationships and strategic plans for future business growth and opportunities. Liquidity assumptions were based on the historical and current economic environments in capital markets.

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

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $965 thousand in the fiscal year ended March 31, 2020 as compared to March 31, 2019. The cash contribution to our employee benefit plans in fiscal 2019 was $6.5 million and is expected to be $7.1 million in fiscal 2020.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(15,643)	$41
1% decrease in discount rate	$18,293	$107

1% increase in salary increase assumption	$190	$54
1% decrease in salary increase assumption	$(177)	$(50)

1% increase in cash balance crediting rate	$1,039	$81
1% decrease in cash balance crediting rate	$(899)	$(70)

1% increase in rate of return on assets		$(931)
1% decrease in rate of return on assets		$931

Changes in assumptions for other post retirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. See Note 13. “Employee Benefits” to the “Notes to Consolidated Financial Statements” for further information.

Recent Accounting Pronouncements Not Yet Adopted
See Note 1. "Significant Accounting Policies" to the "Notes to Consolidated Financial Statements" for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivatives policies
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

Foreign exchange rates
Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $4.0 million, $(4.1) million, and $8.7 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. We recognized exchange gains (losses) of $(1.6) million, $(1.3) million, and $3.1 million related to tax balances in our tax expense for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. In addition, foreign currency fluctuations in the Euro, (U.K.) Sterling and Canadian dollar can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $(9.3) million, $9.6 million, and $(8.2) million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 26.5% or $45.8 million of our total SG&A expenses for the year ended March 31, 2019. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.6 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $5.6 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 8. Financial Statements and Supplementary Data

Statements of Consolidated Operations
  Pyxus International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2019	2018	2017
Sales and other operating revenues	$1,801,593	$1,845,966	$1,714,750
Cost of goods and services sold	1,550,779	1,599,775	1,497,721
Gross profit	250,814	246,191	217,029
Selling, general, and administrative expenses	172,831	148,287	133,208
Other income, net	14,217	14,382	4,896
Restructuring and asset impairment charges	4,946	382	1,375
Operating income	87,254	111,904	87,342
Debt retirement expense (benefit)	(1,753)	(2,975)	(300)
Interest expense	135,553	134,279	135,441
Interest income	3,629	3,271	8,157
Loss before income taxes and other items	(42,917)	(16,129)	(39,642)
Income tax expense (benefit)	37,840	(58,764)	23,480
Equity in net income (loss) of investee companies	9,589	9,271	(149)
Net (loss) income	(71,168)	51,906	(63,271)
Net loss attributable to noncontrolling interests	(701)	(530)	(343)
Net (loss) income attributable to Pyxus International, Inc.	$(70,467)	$52,436	$(62,928)

(Loss) earnings per share:
Basic	$(7.78)	$5.83	$(7.05)
Diluted	$(7.78)	$5.81	$(7.05)

See "Notes to Consolidated Financial Statements"

Consolidated Statements of Comprehensive (Loss) Income
Pyxus International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2019	2018	2017
Net (loss) income	$(71,168)	$51,906	$(63,271)

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(9,048)	9,611	(8,247)
Pensions, net of tax of $348 in 2019, $99 in 2018, and $(670) in 2017	(1,238)	3,613	3,137
Change in the fair value of derivatives designated as cash flow hedges	(4,513)	—	—
Amounts reclassified to income for derivatives	1,899	1,100	(1,100)
Total other comprehensive (loss) income, net of tax	(12,900)	14,324	(6,210)
Total comprehensive (loss) income	(84,068)	66,230	(69,481)
Comprehensive loss attributable to noncontrolling interests	(452)	(991)	(354)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(83,616)	$67,221	$(69,127)

See "Notes to Consolidated Financial Statements"

Consolidated Balance Sheets
Pyxus International, Inc. and Subsidiaries

(in thousands)	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$192,043	$264,660
Restricted cash	5,378	2,984
Trade receivables, net	290,097	285,554
Other receivables	20,900	18,845
Accounts receivable, related parties	5,783	8,188
Inventories	668,171	698,087
Advances to tobacco suppliers	19,754	30,482
Recoverable income taxes	5,421	5,994
Prepaid expenses	15,934	17,181
Other current assets	15,027	17,628
Total current assets	1,238,508	1,349,603

Restricted cash	389	389
Investments in unconsolidated affiliates	69,459	68,151
Goodwill	34,336	27,546
Other intangible assets	71,781	70,724
Deferred income taxes	116,451	130,520
Long-term recoverable income taxes	3,067	1,795
Other deferred charges	2,175	3,388
Other noncurrent assets	46,713	60,234
Property, plant, and equipment, net	276,396	254,281
Total assets	$1,859,275	$1,966,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$428,961	$427,277
Accounts payable	87,049	76,506
Accounts payable, related parties	19,054	14,835
Advances from customers	16,436	24,128
Accrued expenses and other current liabilities	91,282	88,380
Income taxes payable	3,728	6,767
Current portion of long-term debt	332	164
Total current liabilities	646,842	638,057
Long-term taxes payable	10,718	10,027
Long-term debt	898,386	920,143
Deferred income taxes	26,813	28,937
Liability for unrecognized tax benefits	11,189	11,191
Pension, postretirement, and other long-term liabilities	73,308	75,448
Total liabilities	1,667,256	1,683,803
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 9,881 issued and outstanding (9,808 at March 31, 2018)	468,936	473,476
Retained deficit	(223,884)	(156,348)
Accumulated other comprehensive loss	(61,342)	(45,262)
Total stockholders’ equity of Pyxus International, Inc.	183,710	271,866
Noncontrolling interests	8,309	10,962
Total stockholders' equity	192,019	282,828
Total liabilities and stockholders' equity	$1,859,275	$1,966,631

See "Notes to Consolidated Financial Statements"

Statements of Consolidated Stockholders’ Equity
Pyxus International, Inc. and Subsidiaries

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018	474,221	(211,741)	(18,075)	(31,241)	(716)	15,707	228,155
Net (loss) income	—	(5,095)	—	—	—	93	(5,002)
Restricted stock surrender	(20)	—	—	—	—	—	(20)
Stock-based compensation	402	—	—	—	—	—	402
Dividends paid	—	—	—	—	—	(390)	(390)
Impact of adoption of ASU 2018-02	—	2,931	—	(2,931)	—	—	—
Other comprehensive loss, net of tax	—	—	(1,787)	(877)	(1,591)	(523)	(4,778)
Balance, December 31, 2018	474,603	(213,905)	(19,862)	(35,049)	(2,307)	14,887	218,367
Net (loss) income	—	(9,979)	—	—	—	68	(9,911)
Stock-based compensation	389	—	—	—	—	—	389
Dividends paid	—	—	—	—	—	(330)	(330)
Purchase of additional investment in subsidiary	(6,056)	—	(461)	—	—	(7,012)	(13,529)
Other comprehensive (loss) income, net of tax	—	—	(1,656)	(1,700)	(307)	696	(2,967)
Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Statements of Consolidated Stockholders’ Equity (continued)
Pyxus International, Inc. and Subsidiaries

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss	—	(32,543)	—	—	—	(90)	(32,633)
Stock-based compensation	291	—	—	—	—	—	291
Other comprehensive income (loss), net of tax	—	—	3,742	459	(562)	—	3,639
Balance, June 30, 2017	472,640	(241,327)	(18,551)	(36,195)	(1,662)	3,102	178,007
Net income (loss)	—	1,024	—	—	—	(68)	956
Restricted stock surrender	(2)	—	—	—	—	—	(2)
Stock-based compensation	253	—	—	—	—	—	253
Other comprehensive income, net of tax	—	—	2,349	459	71	—	2,879
Balance, September 30, 2017*	472,892	(240,304)	(16,202)	(35,736)	(1,591)	3,033	182,092
Net income (loss)	—	88,456	—	—	—	(130)	88,326
Restricted stock surrender	(6)	—	—	—	—	—	(6)
Stock-based compensation	270	—	—	—	—	—	270
Purchase of additional investment in subsidiary	—	—	—	—	—	264	264
Other comprehensive income, net of tax	—	—	726	458	592	—	1,776
Balance, December 31, 2017	473,156	(151,848)	(15,476)	(35,278)	(999)	3,167	272,722
Net loss	—	(4,501)	—	—	—	(242)	(4,743)
Restricted stock surrender	(223)	—	—	—	—	—	(223)
Stock-based compensation	544	—	—	—	—	—	544
Purchase of additional investment in subsidiary	—	—	—	—	—	8,497	8,497
Other comprehensive income, net of tax	—	—	2,794	2,698	999	(461)	6,030
Balance, March 31, 2018*	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828

*Amounts may not equal column totals due to rounding
Statements of Consolidated Stockholders’ Equity (continued)
Pyxus International, Inc. and Subsidiaries

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2016	$470,830	$(145,856)	$(14,046)	$(39,802)	$—	$3,546	$274,672
Net loss	—	(31,505)	—	—	—	(34)	(31,539)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	392	—	—	—	—	—	392
Other comprehensive (loss) income, net of tax	—	—	(2,274)	461	—	—	(1,813)
Balance, June 30, 2016	471,210	(177,361)	(16,320)	(39,341)	—	3,512	241,700
Net (loss) income	—	(15,657)	—	—	—	45	(15,612)
Restricted stock surrender	(2)	—	—	—	—	—	(2)
Stock-based compensation	453	—	—	—	—	—	453
Other comprehensive (loss) income, net of tax	—	—	(585)	460	—	—	(125)
Balance, September 30, 2016*	471,661	(193,019)	(16,905)	(38,881)	—	3,557	226,413
Net loss	—	(15,457)	—	—	—	(138)	(15,595)
Restricted stock surrender	(17)	—	—	—	—	—	(17)
Stock-based compensation	335	—	—	—	—	—	335
Other comprehensive (loss) income, net of tax	—	—	(4,529)	1,581	—	—	(2,948)
Balance, December 31, 2016	471,979	(208,476)	(21,434)	(37,300)	—	3,419	208,188
Net loss	—	(309)	—	—	—	(216)	(525)
Restricted stock surrender	(1)	—	—	—	—	—	(1)
Stock-based compensation	371	—	—	—	—	—	371
Other comprehensive (loss) income, net of tax	—	—	(859)	646	(1,100)	(11)	(1,324)
Balance, March 31, 2017*	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710

*Amounts may not equal column totals due to rounding

See "Notes to Consolidated Financial Statements"

Statements of Consolidated Cash Flows
Pyxus International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2019	2018	2017
Operating activities
Net (loss) income	$(71,168)	$51,906	$(63,271)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	35,747	33,598	34,476
Debt amortization/interest	11,843	12,586	13,122
Debt retirement benefit	(1,753)	(2,975)	(300)
Restructuring and asset impairment charges	2,734	382	1,375
(Gain) loss on foreign currency transactions	(2,383)	5,396	(11,816)
Gain on sale of property, plant and equipment	(2,080)	(2,704)	(658)
Gain on insurance proceeds received for destroyed buildings and equipment	(6,038)	—	(1,367)
Bad debt expenses (recovery)	6,821	(152)	(5,545)
Equity in net (income) loss of unconsolidated affiliates, net of dividends	(3,936)	(6,345)	4,348
Stock-based compensation	1,544	1,189	1,712
Changes in operating assets and liabilities, net:
Trade and other receivables	(258,984)	(308,433)	(85,549)
Inventories and advances to tobacco suppliers	32,725	17,967	92,586
Deferred items	9,356	(78,944)	611
Recoverable income taxes	(884)	(557)	15,410
Payables and accrued expenses	5,592	(13,985)	13,192
Advances from customers	(5,703)	(6,834)	21,096
Current derivative asset	(3,495)	2,044	(2,044)
Prepaids	(1,916)	(9,994)	(10,413)
Income taxes	(2,302)	1,297	(6,331)
Other operating assets and liabilities	1,933	277	5,376
Other, net	4,066	(2,894)	(1,806)
Net cash (used) provided by operating activities	(248,281)	(307,175)	14,204

Investing activities
Purchases of property, plant, and equipment	(47,539)	(22,783)	(13,683)
Intangibles, including internally developed software costs	(3,105)	(231)	(79)
Proceeds from sale of property, plant, and equipment	5,148	3,161	1,890
Collections on beneficial interests on securitized trade receivables	242,966	263,670	231,658
Insurance proceeds received for destroyed buildings and equipment	6,465	—	1,367
Payments to acquire equity method investments	—	(10,000)	—
Payments to acquire consolidated investments, net of cash acquired	(8,692)	(32,687)	—
Additional investments in consolidated affiliates	(13,470)	—	—
Surrender of life insurance policies	46	67	91
Other, net	(15)	(113)	(89)
Net cash provided by investing activities	181,804	201,084	221,155

	Years Ended March 31,
(in thousands)	2019	2018	2017
Financing activities
Net proceeds (repayments) of short-term borrowings	$23,043	$(62,672)	$10,544
Proceeds from long-term borrowings	—	—	472,484
Repayment of long-term borrowings	(25,132)	(34,961)	(425,426)
Debt issuance cost	(5,285)	(5,374)	(19,305)
Other, net	(788)	(71)	(95)
Net cash (used) provided by financing activities	(8,162)	(103,078)	38,202

Effect of exchange rate changes on cash	4,416	1,783	(560)

(Decrease) increase in cash, cash equivalents, and restricted cash	(70,223)	(207,386)	273,001
Cash and cash equivalents at beginning of year	264,660	473,110	199,720
Restricted cash at beginning of period	3,373	2,309	2,698
Cash, cash equivalents, and restricted cash at end of year	$197,810	$268,033	$475,419

Other information:
Cash paid for income taxes	$26,634	$18,691	$18,088
Cash paid for interest	125,055	118,441	107,116
Cash received from interest	(3,845)	(2,456)	(8,140)
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	247,386	281,601	229,580

See "Notes to Consolidated Financial Statements"

Notes to Consolidated Financial Statements
Pyxus International, Inc. and Subsidiaries
(in thousands)

Note 1 – Significant Accounting Policies

Description of Business
The Company is a global agricultural company with 145 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities. They also impact the disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, revenue recognition, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to suppliers and unconsolidated subsidiaries, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil and fair value determinations of financial assets and liabilities including derivatives, securitized beneficial interests and counterparty risk. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

Revenue Recognition
The Company derives revenue from contracts with customers, primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The Company does not disclose information related to its unsatisfied performance obligations with an expected duration of one year or less. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service to the customer occurs. For products, control is transferred and revenue is recognized at a point in time, in accordance with the shipping terms of the contract. For services, control is transferred and revenue is recognized over time using the input method based on a kilogram of packed tobacco. The Company applied a practical expedient to account for shipping and handling costs as costs to fulfill its performance obligations, regardless of when control transfers. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the only material and distinct performance obligation for the Company’s tobacco revenue streams therefore; consideration is attributed to the performance of this obligation. Revenue is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services. Contract costs primarily include labor, material, shipping and handling, and overhead expenses. Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold.

The following disaggregates sales and other operating revenues by major source:

	Three Months Ended March 31, 2019	Year Ended March 31, 2019
Leaf - North America:
Product revenue	$97,055	$249,980
Processing and other revenues	6,899	35,738
Total sales and other operating revenues	103,954	285,718

Leaf - Other Regions:
Product revenue	478,877	1,456,280
Processing and other revenues	2,707	43,559
Total sales and other operating revenues	481,584	1,499,839

Other Products and Services:
Total sales and other operating revenues	5,703	16,036

Total sales and other operating revenues	$591,241	$1,801,593

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. Other products and services is primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue.

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. The Company records product and supply contract intangible assets for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and if such costs are material. Capitalized costs to obtain a contract as of March 31, 2019 were $4,225 and were classified as other intangible assets. See Note 5. "Goodwill and Other Intangibles” for further information.

Significant Judgments
The Company has identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer-controlled tobacco until the customer requests shipment and claims resulting from tobacco that does not meet customer specifications. Warehousing fees are either included in the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. Since the Company has a large number of customer contracts with similar characteristics, the volume of tobacco sold each year is substantial, and the Company has historical data related to claims, the Company is able to estimate the amount of expected claims using the expected value method.

The following summarizes activity in the claims allowance:

	Three Months Ended March 31, 2019	Year Ended March 31, 2019
Balance, beginning of period	$1,410	$1,100
Additions	595	2,853
Payments	(545)	(2,493)
Balance, end of period	$1,460	$1,460

Contract Balances
The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company applied a practical expedient not to adjust the transaction price for the effects of financing components when the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service is one year or less.

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables, net balance. The Company determines the allowance based on historical experience and other currently available information. The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended March 31, 2019	Year Ended March 31, 2019
Balance, beginning of period	$(9,113)	$(7,048)
Additions	(4,513)	(6,657)
Writes-offs	245	324
Balance, end of period	(13,381)	(13,381)
Trade receivables	303,478	303,478
Trade receivables, net	$290,097	$290,097

The provision for doubtful accounts is reported in selling, general, and administrative expenses in the statements of consolidated operations.

Taxes Collected from Customers
Certain subsidiaries are subject to value-added taxes on local sales. These amounts have been included in sales and other operating revenues and cost of goods and services sold and were $23,188, $26,033, and $25,631 for the years ended March 31, 2019, 2018, and 2017, respectively.

Shipping and Handling
Shipping and handling costs are included in cost of goods and services sold in the statements of consolidated operations.

Other Income
The following summarizes the significant components of other income:

	Years Ending March 31,
	2019	2018	2017
Other sales of assets and expenses	$2,497	$3,379	$303
Sales of Brazilian intrastate trade tax credits	10,418	11,835	9,356
Receipt of funds held in escrow	—	3,235	—
Gain on sales of fixed assets	2,080	3,612	1,691
Losses on sale of receivables	(6,816)	(7,679)	(6,454)
Gain from insurance claims in Zimbabwe	6,038	—	—
Total	$14,217	$14,382	$4,896

See Note 16. "Contingencies and Other Information" and Note 17. "Sale of Receivables" for further information.

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2019 and 2018, $1,225 and $1,261 of cash was held on deposit as a compensating balance for short-term borrowings, respectively. At March 31, 2019 and 2018, $0 and $1,487 cash was restricted for capital investment, respectively. At March 31, 2019 and 2018, $2,894 and $0 of cash was held in escrow due to various transactions.

As of March 31, 2019, the Company held $1,082 in the Zimbabwe Real Time Gross Settlement (“RTGS”) System. RTGS is a local currency equivalent that as of March 31, 2019 was exchanged 3:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe.

At March 31, 2019 and 2018, $779 and $2,283 of cash, respectively, was held in the Company's Canadian cannabis businesses.

Other Receivables
Other receivables consist primarily of value-added tax receivables of $16,083 and $16,025 at March 31, 2019 and 2018, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is currently engaged in two revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its consolidated balance sheet and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in other income. As of March 31, 2019 and 2018, respectively, accounts receivable sold and outstanding were $210,672 and $228,621. See Note 17. “Sale of Receivables” and Note 18. “Fair Value Measurements” for further information.

Inventories
Costs in inventory include processed tobacco inventory, unprocessed tobacco inventory, and other inventory. Costs of unprocessed tobacco inventories are determined by the average cost method, which include the cost of green tobacco. Costs of processed tobacco inventories are determined by the average cost method, which include both the cost of unprocessed tobacco, as well as direct and indirect costs that are related to the processing of the product. Costs of other non-tobacco inventory are determined by the first-in, first-out method, which include costs of packing materials, non-tobacco agricultural products, and agricultural supplies including seed, fertilizer, herbicides, and pesticides.

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

See Note 2. “Inventories” for further information.

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

The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop were $11,341 and $15,483 as of March 31, 2019 and 2018, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, was $4,895 and $8,239 as of March 31, 2019 and 2018, respectively.

The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2019	March 31, 2018
Current	$19,754	$30,482
Noncurrent	1,740	5,294
Total	$21,494	$35,776

There were $1,339 and $0 unrecovered amounts expensed directly to cost of goods and services sold in the statements of consolidated operations for abnormal yield adjustments or unrecovered amounts from prior crops for the years ended March 31, 2019 and 2018, respectively. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

Guarantees
In certain markets, the Company guarantees bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay any guaranteed loan should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America. The following table summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2019	March 31, 2018
Amounts guaranteed (not to exceed)	$143,298	$150,900
Amounts outstanding under guarantee	103,846	126,835
Fair value of guarantees	3,714	5,864

Of the guarantees outstanding at March 31, 2019, all expire within one year. The fair value of guarantees is recorded in accrued expenses and other current liabilities in the consolidated balance sheets and included in crop costs, except for the joint venture in Brazil, which are included in accounts receivable, related parties. See Note 18. "Fair Value Measurements" for further information.

In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Rural credit financing repayment is due to local banks based on contractual due dates. As of March 31, 2019 and 2018, respectively, the Company had balances of $18,659 and $14,807 due to local banks on behalf of suppliers included in accounts payable in the consolidated balance sheets.

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over fair value of net assets acquired and is allocated to the appropriate reporting unit when acquired. Reporting units may be operating segments as a whole or at one level below an operating segment, referred to as a component. The components within the Company’s operating segments are aggregated into ten reporting units due to their similar economic characteristics. Goodwill is not subject to amortization and is tested for impairment annually, on the first day of the fourth quarter of the fiscal year, or whenever events and circumstances indicate that impairment may have occurred.

The Company utilized a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the Company’s annual quantitative assessment, the Company utilized the discounted cash flow (“DCF”) method of the income approach. The future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method was based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons and adjusted for specific reporting unit risks, country risk premiums, and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. An implied control premium was calculated based on the Company’s stock price as of the valuation date and compared to control premiums paid in recent industry transactions for reasonableness. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.

The Company has intangible assets with indefinite useful lives and intangible assets with definite useful lives. These intangible assets are assessed annually and tested for impairment whenever factors indicate that the carrying amount may not be recoverable. Production and supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from three to five years. The trade name, customer relationship, and license intangibles are amortized on a straight-line basis over eight, eight to twenty years, and ten to twenty years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Internally developed software is amortized on a straight-line basis over five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. See Note 5. “Goodwill and Other Intangibles” for further information.

Other Noncurrent Assets
As of March 31, 2019, other noncurrent assets consist primarily of long-term value-added tax (VAT) and intrastate tax receivables of $10,435, long-term advances to suppliers of $1,740, long-term escrow deposits of $2,710, long-term retirement benefit assets of $10,388, and cash surrender value of life insurance of $5,472. As of March 31, 2018, other noncurrent assets consisted primarily of long-term VAT and intrastate tax receivables of $5,431, long-term advances to suppliers of $5,294, long-term escrow deposits of $22,182, long-term retirement benefit assets of $10,417, and cash surrender value of life insurance of $5,456.

Property, Plant, and Equipment
Property, plant, and equipment at March 31, 2019 and 2018, are summarized as follows:

	2019	2018
Land	$32,251	$26,474
Buildings	228,580	216,947
Machinery and equipment	177,750	185,679
Total	438,581	429,100
Less accumulated depreciation	(162,185)	(174,819)
Total property, plant, and equipment, net	$276,396	$254,281

Property, plant, and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings are depreciated over a range of 20 to 30 years. Machinery and equipment are depreciated over a range of three to ten years. The consolidated financial statements do not include fully depreciated assets. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

The following summarizes depreciation expense in cost of goods sold and selling, general, and administrative expenses:

	Years Ending March 31,
	2019	2018	2017
Depreciation expense recorded in cost of goods and services sold	$26,532	$26,967	$27,730
Depreciation expense recorded in selling, general, and administrative expenses	3,157	2,382	2,662

The following summarizes purchases and sales of property, plant, and equipment included in accounts payable and notes receivable:

	March 31, 2019	March 31, 2018	March 31, 2017
Purchases of property, plant, and equipment included in accounts payable	$7,095	$697	$413
Sales of property, plant, and equipment included in notes receivable	1,957	2,218	1,573

Capitalized Interest
Interest is capitalized on significant construction in progress using the weighted average interest rate during the capitalization period. Capitalized interest at March 31, 2019 and 2018 is summarized as follows:

	2019	2018
Capitalized interest, net at beginning of year	$—	$—
Interest capitalized to property, plant, and equipment, net	2,003	—
Interest capitalized to investments in unconsolidated affiliates	953	—
Capitalized interest depreciated or amortized	(27)
Capitalized interest, net at end of year	$2,929	$—

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

As of March 31, 2019, the accumulated other comprehensive loss includes $2,614, net of tax of $695 for unrealized losses related to designated cash flow hedges. The Company recorded losses of $1,899, $1,818 and $1,161 in its cost of goods and services sold for the years ended March 31, 2019, 2018, and 2017, respectively. The Company recorded current derivative assets of $186, $0 and $943 as of March 31, 2019, 2018, and 2017, respectively.

The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 18. “Fair Value Measurements” for further information of fair value methodology.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. As these sources of income inherently rely on estimates, the Company uses historical experience and short and long-range business forecasts to provide insight. The Company believes it is more likely than not that a portion of the deferred income tax assets may expire as unused and has established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, the Company believes it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable. See Note 12. “Income Taxes” for further information.

Stock-Based Compensation
The Company expenses the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 11. “Stock-Based Compensation” for further information.

New Accounting Standards

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted this guidance on April 1, 2018 for all contracts using the modified retrospective approach. The adoption of this guidance did not have a material impact on the consolidated financial statements but did result in additional disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments to reduce the diversity in practice on how these activities are presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes for the years ended March 31, 2018 and 2017, respectively, to the consolidated statement of cash flows: cash collections from beneficial interests of $263,670 and $231,658 was reclassified from operating activities to investing activities and $281,601 and $229,580 obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a non-cash disclosure.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash on the statement of cash flows to reduce diversity in practice on how restricted cash is presented on the statement of cash flows. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in the following changes: a reclassification of $3,373 from other current and other long-term assets in total to separately stated line items for restricted cash in the consolidated balance sheet as of March 31, 2018; the change in restricted cash of $1,133 and $(389) presented in investing activities in the consolidated statements of cash flows is eliminated as of March 31, 2018 and 2017, respectively; and the inclusion of $2,309 and $2,698 of restricted cash in the calculation of cash, cash equivalents, and restricted cash at the end of the period in the consolidated statements of cash flows as of March 31, 2018 and 2017, respectively.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 was issued to increase the consistency, transparency, and usefulness of financial information of retirement benefits by disaggregating the service cost component from the other components of net benefit cost. The Company adopted this guidance on April 1, 2018 using the retrospective approach. The adoption of this guidance resulted in a reclassification of $1,301 and $2,774 from selling, general, and administrative expenses to interest expense in the consolidated statement of operations for the years ended March 31, 2018 and 2017, respectively. See "Note 13. Employee Benefits" for further information.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The Company adopted this guidance prospectively on September 30, 2018. The adoption of this guidance resulted in the addition of the weighted average of the significant observable inputs used to develop Level 3 fair value measurements in its disclosures. See "Note 18. Fair Value Measurements" for further information.

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which requires right-of-use assets and lease liabilities to be recorded on the balance sheet. Certain qualitative and quantitative disclosures are also required. The Company adopted ASC 842 and related amendments on April 1, 2019, and expects to elect certain practical expedients under the transition guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 using the required modified retrospective approach and has elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and the Company will not restate prior periods. To implement ASC 842, the Company formed a project team to evaluate the lease portfolio and to oversee a scoping assessment of the lease and service agreements. This team also oversaw a review of existing lease arrangements and updates to business processes and controls related to the new guidance for leases. The Company has made two accounting policy elections for all asset classes relating to accounting for leases under ASC 842: to combine lease and non-lease components and not to recognize short-term leases on the balance sheet (leases twelve months or less). For transition purposes, the Company has elected to utilize the transition package of expedients, as prescribed in ASC 842-10-65-1(f), which allows the Company to not reassess for the transition leases: i) lease classification; ii) whether a contract qualifies as a lease; and iii) the capitalization of initial direct costs. Although the Company continues to evaluate the effect to the consolidated financial statements and disclosures, the adoption of this guidance will materially increase assets and liabilities on the consolidated balance sheets. The Company is finalizing the evaluation of the April 1, 2019 adoption date and estimates that it will record right-of-use assets and lease liabilities ranging from $40,000 to $50,000 in the consolidated balance sheets. The impact on the Company’s results of operations, cash flows, and existing debt covenants is not expected to be material. This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio, discount rates and, currency exchange rates as of the adoption date.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 updates disclosure requirements for defined benefit plans. This guidance will be adopted using a retrospective approach and is effective for the Company on March 31, 2020. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 affects a variety of topics in the Codification. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

Computation of (Loss) Earnings Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2019		2018	2017
Basic (loss) income per share:
Net (loss) income attributable to Pyxus International, Inc.	$(70,467)		$52,436	$(62,928)
Shares:
Weighted Average Number of Shares Outstanding	9,054		8,989	8,930
Basic (loss) income per share	$(7.78)		$5.83	$(7.05)

Diluted (loss) income per share:
Net (loss) income attributable to Pyxus International, Inc.	$(70,467)		$52,436	$(62,928)
Shares:
Weighted average number of shares outstanding	9,054		8,989	8,930
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	33	—	*
Adjusted weighted average number of shares outstanding	9,054		9,022	8,930
Diluted (loss) income per share	$(7.78)		$5.81	$(7.05)
*All outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 63 and 34 at March 31, 2019 and 2017, respectively.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common shares held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 785 at March 31, 2019 and 2018. This subsidiary waives its right to receive dividends and it does not have the right to vote.

Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share at March 31, 2018.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation in the Company's U.S. statutory federal income tax rate disclosure.

Other Comprehensive (Loss) Income
The following tables set forth the changes in each component of accumulated other comprehensive (loss) income, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Loss
Balances at March 31, 2016	$(14,046)	$(39,802)	$—	$(53,848)
Other comprehensive loss before reclassifications	(8,247)	(573)	(1,100)	(9,920)
Amounts reclassified to net loss, net of tax	—	3,721	—	3,721
Other comprehensive (loss) income, net of tax	(8,247)	3,148	(1,100)	(6,199)
Balances at March 31, 2017	(22,293)	(36,654)	(1,100)	(60,047)
Other comprehensive income (loss) before reclassifications	9,611	(2,121)	1,100	8,590
Amounts reclassified to net income, net of tax	—	6,195	—	6,195
Other comprehensive income, net of tax	9,611	4,074	1,100	14,785
Balances at March 31, 2018	(12,682)	(32,580)	—	(45,262)
Other comprehensive loss before reclassifications	(9,297)	4,145	(4,513)	(9,665)
Impact of adoption of ASU 2018-02	—	(2,931)	—	(2,931)
Amounts reclassified to net loss, net of tax	—	(5,383)	1,899	(3,484)
Other comprehensive loss, net of tax	(9,297)	(4,169)	(2,614)	(16,080)
Balances at March 31, 2019	$(21,979)	$(36,749)	$(2,614)	$(61,342)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive income (loss) to net income (loss) for the years ended March 31, 2019, 2018, and 2017:

	Years Ending March 31,
	2019	2018	2017
Pension and postretirement plans *:
Actuarial loss	$3,238	$2,513	$3,911
Amortization of prior service cost (credit)	(666)	(667)	(670)
Deferred income tax benefit	(7,955)	4,349	480
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss)	$(5,383)	$6,195	$3,721

* Amounts are included in net periodic benefit costs for pension and postretirement plans.

Concentration of Credit Risk
The Company may potentially be subject to a concentration of credit risks due to tobacco supplier advances and trade receivables relating to customers in the tobacco industry as well as cash which is deposited with high-credit-quality financial institutions. See Note 14. “Segment Information” for further information of particular concentrations.

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors is also authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2019, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note 2 – Inventories

	March 31, 2019	March 31, 2018
Processed tobacco	$455,303	$468,208
Unprocessed tobacco	186,108	204,149
Other	26,760	25,730
Total	$668,171	$698,087

See Note 1. “Significant Accounting Policies - Inventories” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.

The following summarizes LCM adjustments recorded as of March 31, 2019, 2018, and 2017:

	Years Ending March 31,
	2019	2018	2017
Lower of cost or net realizable value adjustments recorded	$3,888	$2,189	$4,833

Note 3 – Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory on behalf of the Company and other parties or are securitization entities. These variable interests relate to equity investments, advances, guarantees made by the Company, and securitized receivables. The Company is not the primary beneficiary of the majority of its variable interests in variable interest entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice Co., LLC, a consolidated entity for which the related intercompany accounts and transactions have been eliminated.

The following summarizes financial relationships with variable interest entities as of March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Investment in variable interest entities	$64,281	$64,208
Advances to variable interest entities	3,273	5,895
Guaranteed amounts to variable interest entities (not to exceed)	67,027	65,487

The Company's investment in and advances to variable interest entities are classified as investments in unconsolidated affiliates and accounts receivable, related parties, respectively, in the consolidated balance sheets. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, advances, guarantees, and the deferred purchase price on the sale of securitized receivables that is disclosed in "Note 17. Sale of Receivables".

Note 4 – Restructuring and Asset Impairment Charges

The Company continues to focus on efficiency and cost improvements. During the fiscal year ended March 31, 2019, the restructuring and asset impairment charges were incurred due to the closing of one foreign processing facility in order to process tobacco in the affected area under a third-party processing arrangement going forward and the consolidation of the Company's U.S. green tobacco processing operations into its Wilson, North Carolina facility and the repurposing of its Farmville, North Carolina facility for storage and special projects. During the fiscal year ended March 31, 2018, the asset impairment charges were incurred due to restructuring of certain operations in Africa. During the fiscal year ended March 31, 2017, the asset impairment charges were incurred due to certain operations in Africa and the Company's former U.S. cut rag facility.

The following summarizes the restructuring actions as of March 31, 2019, 2018, and 2017:

	Years Ended March 31,
	2019	2018	2017
Employee separation and other cash charges:
Beginning balance	$107	$189	$398
Period Charges:
Employee separation charges (recoveries)	4,055	(22)	517
Other cash charges	—	—	120
Total employee separation and other cash charges (recoveries)	4,055	(22)	637
Payments	(2,319)	(60)	(846)
Ending balance	$1,843	$107	$189
Asset impairment and other non-cash charges	891	404	738
Total restructuring and asset impairment charges	$4,946	$382	$1,375

The following summarizes the employee separation and other cash charges recorded in the Company’s Leaf - North America and Leaf - Other Regions segments as of March 31, 2019, 2018, and 2017:

	Years Ended March 31,
	2019		2018		2017
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$—	$107	$60	$129	$—	$398
Period charges (recoveries)	2,668	1,387	—	(22)	180	457
Payments	(1,047)	(1,272)	(60)	—	(120)	(726)
Ending balance	$1,621	$222	$—	$107	$60	$129

The following summarizes asset impairment and other non-cash charges for the Company's Leaf - North America and Leaf - Other Regions segments for fiscal years ended March 31, 2019, 2018, and 2017:

	Years Ended March 31,
	2019	2018	2017
Leaf - North America	$545	$—	$495
Leaf - Other Regions	346	404	243
Total	$891	$404	$738

Note 5 – Goodwill and Other Intangibles

As of January 1, 2019, the date of the Company’s annual goodwill impairment testing for fiscal 2019, the Company allocated $2,795, $13,669, $10,698, and $7,174 of goodwill to the Leaf - North America, Leaf - Africa, Other Products and Services - Cannabis, and Other Products and Services - E-liquids reporting units, respectively.

As of January 1, 2019, the qualitative assessment did not indicate impairment on the goodwill allocated to the Other Services and Products reporting units. As of January 1, 2019, the estimated fair value of the Leaf - North America reporting unit significantly exceeded its carrying value and the estimated fair value of the Leaf - Africa reporting unit exceeded its carrying value by 2.4%. It is reasonably possible that future changes in judgments, assumptions, and estimates utilized in assessing the fair value of the Leaf - Africa reporting unit could cause the Company to recognize impairment charges on a portion of the goodwill balance for the Leaf - Africa reporting unit. For example, a future decline in market conditions or under performance of the reporting unit could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of the Leaf - Africa reporting unit and lead to future impairment charges.

The carrying value of other intangible assets as of March 31, 2019 represents customer relationships, production and supply contracts, internally developed software, licenses, and trade names. These intangible assets were determined to meet the criterion for recognition apart from goodwill. Amortization expense associated with finite-lived intangible assets was $7,943, $5,982, and $4,514 for the years ended March 31, 2019, 2018, and 2017, respectively, and is recorded in selling, general, and administrative expenses, except for production and supply contracts which is recorded against the associated revenues.

The following summarizes the changes in the Company's goodwill and other intangibles for the years ended March 31, 2019, 2018, and 2017.

		Amortizable Intangibles
	Goodwill	Customer Relationships	Production and Supply Contracts	Internally Developed Software	Licenses (3)	Trade Names	Total
Weighted average remaining useful life in years as of March 31, 2019		9.55	2.93	3.79	18.08	7.00
March 31, 2017 balance:
Gross carrying amount	$16,463	$58,530	$14,893	$18,581	$—	$—	$108,467
Accumulated amortization	—	(21,664)	(7,043)	(17,161)	—	—	(45,868)
Net March 31, 2017 balance	16,463	36,866	7,850	1,420	—	—	62,599
Additions	11,083	—	—	231	30,339	—	41,653
Amortization expense	—	(3,341)	(1,731)	(667)	(243)	—	(5,982)
Net March 31, 2018 balance	27,546	33,525	6,119	984	30,096	—	98,270
Additions (1) (2)	7,174	5,450	—	1,105	2,991	500	17,220
Amortization expense	—	(4,022)	(1,894)	(563)	(1,401)	(63)	(7,943)
Impact of foreign currency translation (2)	(384)	—	—	—	(1,046)	—	(1,430)
Net March 31, 2019 balance	$34,336	$34,953	$4,225	$1,526	$30,640	$437	$106,117

(1) Additions to goodwill, customer relationships, and trade names relate to the acquisition of Humble Juice. Additions to licenses relates to FIGR East, FIGR Norfolk, and Alliance One Specialty Products, LLC.
(2) Goodwill activity relates to the Other Products and Services segment.
(3) Certain of the Company's license intangibles are subject to annual renewal.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software*	Licenses	Trade Names	Total
2020	$4,022	$2,216	$515	$1,755	$63	$8,571
2021	4,022	1,397	353	1,755	63	7,590
2022	4,022	612	281	1,754	63	6,732
2023	4,022	—	248	1,751	63	6,084
2024	4,022	—	129	1,751	63	5,965
Later	14,843	—	—	21,874	122	36,839
	$34,953	$4,225	$1,526	$30,640	$437	$71,781
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2019. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Note 6 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties for the primary purpose of procuring inventory.
The following summarizes sales and purchases with related parties:

	Year Ended March 31,
	2019	2018	2017
Transactions:
Sales	$15,480	$25,257	$47,726
Purchases	137,017	101,096	62,350

The Company’s accounts receivable and accounts payable balances with related parties, as presented on the consolidated balance sheets, relate to transactions with equity method investments located in Asia, South America, North America, and Europe which grow, purchase, process, and sell tobacco or produce consumable e-liquids.

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit arrangements with a number of banks. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. At March 31, 2019 and 2018, the Company may borrow up to a total $795,934 and $739,994, subject to limitations as provided for in agreement governing the ABL facility (as defined below), respectively. The weighted average variable interest rate for the years ending March 31, 2019 and 2018 was 6.6% and 6.1%, respectively. At March 31, 2019 and 2018, amounts outstanding under the lines were $428,961 and $427,277, respectively. Unused lines of credit at March 31, 2019 amounted to $356,317 and $10,656 of letters of credit with $5,399 issued but unfunded and at March 31, 2018, amounted to $300,445 and $12,272 of letters of credit. Certain non-U.S. borrowings of approximately $147,120 and $134,743 have inventories of $63,989 and $101,051 as collateral at March 31, 2019 and 2018, respectively. At March 31, 2019 and 2018, respectively, $1,225 and $1,261 were held on deposit as a compensating balance.

Note 8 – Long-Term Debt

The terms of the First Lien Notes, the Second Lien Notes, and the ABL Facility (each, as defined below), are summarized below:

First Lien Notes
On October 14, 2016, the Company issued $275,000 in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof. The First Lien Notes, which bear interest at a rate of 8.5% per year, are payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning April 15, 2017, to holders of record at the close of business on the preceding April 1 and October 1, respectively. The First Lien Notes mature on April 15, 2021. The First Lien Notes are guaranteed on a senior secured basis by Pyxus’ subsidiaries, Alliance One Specialty Products, LLC, Alliance One International, LLC, and Alliance One North America, LLC (the “Current Guarantors”), and any future material domestic subsidiaries are required to guarantee the First Lien Notes on a senior secured basis. The Current Guarantors and any future guarantors of the First Lien Notes are referred to as the “guarantors.”

Pyxus’ and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) and under the ABL Facility (as defined below) and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) are secured by first-priority liens on substantially all of Pyxus’ and the guarantors’ tangible and intangible assets, subject to certain exceptions and permitted liens (the “Collateral”). Pyxus’ and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) have first-priority in the waterfall set forth in a senior lien intercreditor agreement entered into in connection with the issuance of the First Lien Notes and the establishment of the ABL Facility (the “Senior Lien Intercreditor Agreement”) in respect of the liens on the Collateral that is not ABL Priority Collateral (as defined below), including owned material real property in the United States, capital stock of subsidiaries owned directly by Pyxus or a guarantor (except that, in the case of foreign subsidiaries, only capital stock of only direct foreign subsidiaries that are material are to be pledged and only 65% of the voting capital stock and 100% of the non-voting capital stock are to be pledged), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other related assets of the foregoing and proceeds of the foregoing (collectively, the “Notes Priority Collateral”). Pyxus’ and the guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) have second-priority in the waterfall set forth in the Senior Lien Intercreditor Agreement in respect of the liens on the Notes Priority Collateral. Pyxus’ and the guarantors’ obligations under the First Lien Notes and any guarantee of the First Lien Notes (and certain related obligations) have second-priority in the waterfall set forth in the Senior Lien Intercreditor Agreement in respect of the liens on the Collateral consisting of accounts receivable, inventories, cash (other than identifiable cash proceeds of the Notes Priority Collateral), deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing and proceeds of the foregoing (collectively, the “ABL Priority Collateral”). Pyxus’ and the guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) have first-priority in the waterfall set forth in the Senior Lien Intercreditor Agreement in respect of the liens on the ABL Priority Collateral.

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

ABL Facility
On October 14, 2016, the Company entered into an ABL credit agreement (the “ABL Credit Agreement”) with certain bank lenders establishing a senior secured revolving asset-based lending facility (the “ABL Facility”) of $60,000 subject to a borrowing base composed of its eligible accounts receivable and inventory. The ABL Facility may be used for revolving credit loans, swingline loans and letters of credit from time to time up to an initial maximum principal amount of $60,000, subject to the limitations described below in this paragraph. Under certain conditions, Pyxus may solicit the ABL Facility lenders or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15,000 (less the aggregate principal amount of any notes exceeding $275,000 issued under the First Lien Notes Indenture). The maximum amount available under the revolving credit facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•	85% of eligible accounts receivable, plus

•
the lesser of (i) 85% of the appraised net-orderly-liquidation value of eligible inventory or (ii) 65% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits).

The borrowing base is subject to a $25,000 deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At March 31, 2019, no borrowings were outstanding under the ABL Facility and $60,000 was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2019, the Company’s unrestricted cash and cash equivalents significantly exceeded $180,000.

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

The Company’s obligations under the ABL Facility (and certain related obligations and obligations in respect of certain hedging arrangements) are (a) guaranteed by the Current Guarantors and are required to be guaranteed by each material domestic subsidiary of Pyxus (collectively with the Company, the “Credit Parties”) and (b) secured by the Collateral.

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

The ABL Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things incur certain guarantees, merge, consolidate or dispose of substantially all of its assets, grant liens on assets, pay dividends, redeem stock or make other distributions or restricted payments, create certain dividend and payment restrictions on subsidiaries, repurchase or redeem capital stock or prepay subordinated or certain other material debt (including the First Lien Notes and the Company’s senior secured second lien notes due 2021), make certain investments, agree to restrictions on the payment of dividends to Pyxus by its subsidiaries, sell or otherwise dispose of assets, including equity interests of subsidiaries, enter into transactions with affiliates, enter into certain sale and leaseback transactions.

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2019, the Company did not satisfy this fixed charge coverage ratio.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735,000 in aggregate principal amount of its 9.875% senior secured second lien notes due 2021 (the "Second Lien Notes"). The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720,300. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Pyxus International, Inc., Alliance One International, LLC, and Alliance One North America, LLC. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.

The Second Lien Notes are guaranteed by Alliance One International, LLC and Alliance One North America, LLC. The indenture governing the Second Lien Notes requires the Company's future material domestic subsidiaries to also guarantee the Second Lien Notes. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects. During the year ended March 31, 2019, the Company purchased $27,260 of the Second Lien Notes on the open market. All purchased securities were canceled leaving $635,686 of the Second Lien Notes outstanding at March 31, 2019. Associated costs paid were $68 and related discounts were $(2,293) resulting in net cash repayment of $25,987 and recorded in repayment of long-term borrowings in the consolidated statements of cash flows. Deferred financing costs and amortization of original issue discount of $472 were accelerated. During the year ended March 31, 2018, the Company purchased $28,645 of the Second Lien Notes on the open market. All purchased securities were canceled leaving $662,946 of the Second Lien Notes outstanding at March 31, 2018. Associated costs paid were $72 and related discounts were $(3,730) resulting in net cash repayment of $25,644 and recorded in Repayment of Long-Term Borrowings in the Consolidated Statements of Cash Flows. Deferred financing costs and amortization of original issue discount of $684 were accelerated.

Covenants Limiting Dividends
The ABL Credit Agreement restricts the Company from paying any dividends during the term of the ABL Facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and the Second Lien Notes contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2019, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Foreign Seasonal Lines of Credit
As of March 31, 2019, the Company did not have any long-term foreign seasonal lines of credit outstanding. Please refer to Note 7. "Short-Term Borrowing Arrangements" for further information on short-term foreign seasonal lines of credit.

Summary of Debt
Certain debt agreements contain cross-default or cross-acceleration provisions. The Company has considered its short-term liquidity needs, the adequacy of estimated cash flows from operating activities, and other financing sources to meet these needs. The Company expects that its cash and cash equivalents, available borrowings from foreign lines of credit, accounts receivable securitization programs, and cash flows from operating activities are sufficient to meet anticipated cash flow needs for operations, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

The following table summarizes the Company’s debt financing as of March 31, 2019:

			March 31, 2019
	Outstanding		Lines and
	March 31, 2018	March 31, 2019	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2020	2021	2022	2023	2024	Later
Senior secured credit facility:
ABL Facility (1)	—	—	60,000	—%	(2)	$—	$—	$—	$—	$—	$—
Senior notes:
8.5% senior secured first lien notes due 2021 (3)	268,943	270,883	—	8.5%		—	—	270,883	—	—	—
9.875% senior secured second lien notes due 2021 (4)	650,495	627,147	—	9.9%		—	—	627,147	—	—	—
Other long-term debt	869	688	—	5.5%	(2)	332	70	70	70	146	—
Notes payable to banks (5)	427,277	428,961	356,317	6.6%	(2)	—	—	—	—	—	—
Total debt	$1,347,584	$1,327,679	$416,317			$332	$70	$898,100	$70	$146	$—
Short-term (5)	$427,277	$428,961
Long-term:
Long-term debt current	$164	$332
Long-term debt	920,143	898,386
	$920,307	$898,718
Letters of credit	$4,809	$5,399	5,257
Total credit available			$421,574

(1) As of March 31, 2019 the full amount of the ABL facility was available. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2019, the Company’s unrestricted cash and cash equivalents exceeded $180,000.
(2) Weighted average rate for the twelve months ended March 31, 2019.
(3) Repayment of $270,883 is net of original issue discount of $1,264 and unamortized debt issuance of $2,853. Total repayment will be $275,000.
(4) Repayment of $627,147 is net of original issue discount of $4,767 and unamortized debt issuance of $3,772. Total repayment will be $635,686.
(5) Primarily foreign seasonal lines of credit.

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles, and other equipment. Rent expense for all operating leases was $20,846, $21,829, and $21,689 for the years ended March 31, 2019, 2018, and 2017, respectively. Minimum future obligations are as follows:

Operating Leases
2020	$15,651
2021	10,554
2022	8,483
2023	6,735
2024	5,356
Remaining	7,324
Total	$54,103

Note 10 – Equity in Net Assets of Investee Companies

The following summarizes the Company's equity method investments as of March 31, 2019:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	7,035
Criticality LLC	U.S.	extraction of cannabidiol from industrial hemp	40%	929
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	2,088
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

Summarized financial information for these investees for fiscal years ended March 31, 2019, 2018, and 2017 follows:

	Years Ended March 31,
Operations Statement Information	2019	2018	2017
Sales	$332,245	$317,183	$232,145
Gross profit	52,309	53,161	23,739
Net income	22,855	23,954	3,072
Company's dividends received	7,300	2,826	4,307

	March 31,
Balance Sheet Information	2019	2018
Current assets	$152,661	$162,893
Property, plant and equipment and other assets	53,103	53,941
Current liabilities	89,791	103,687
Long-term obligations and other liabilities	3,222	5,067

Of the amounts presented above, the summarized financial information for China Brasil Tobacos Exportadora SA for the fiscal years ended March 31, 2019, 2018, and 2017 was as follows:

	Years Ended March 31,
Operations Statement Information	2019	2018	2017
Sales	$191,966	$200,609	$146,070
Gross profit	32,075	32,989	13,704
Net income	16,502	16,575	3,464

Note 11 – Stock–Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant date estimated fair value. The following summarizes certain data for the Company’s stock-based compensation plans:

	Year Ended March 31,
	2019	2018	2017
Compensation expense for all stock based compensation plans	$1,544	$1,189	$1,712
Fair value of stock options vested	—	275	315

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

As of March 31, 2019, a maximum of 1,109 shares may be issued under the 2016 Plan, inclusive of 900 shares from the 2016 Plan and 209 shares carried forward from the 2007 Plan. The 2016 Plan requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 140 shares. As of March 31, 2019, 323 equity share awards have been granted, 183 equity share award have been cancelled, and 40 shares vested under the 2016 Plan, leaving 436 shares available for future awards under the 2016 Plan, inclusive of 620 shares from the 2016 Plan and 209 shares carried forward from the 2007 Plan.

Total equity awards outstanding are 667 shares, inclusive of 427 share awards granted and outstanding under the previous 2007 plan and 240 share awards granted under the 2016 Plan. Shares issued are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes-Merton valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. No stock options were granted during the years ended March 31, 2019, 2018, and 2017.

The following summarizes the Company's option activity:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	470	$60.70
Forfeited	(4)	66.73
Expired	(8)	39.40
Outstanding at March 31, 2017	458	61.00
Expired	(31)	74.80
Outstanding at March 31, 2018	427	60.00
Expired	—	—
Outstanding at March 31, 2019	427	60.00	2.58	$—
Vested and expected to vest at March 31, 2019	—	—	—	$—
Exercisable at March 31, 2019	427	60.00	2.58	$—

Intrinsic values represents the total pre-tax intrinsic value, which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for the years ended March 31, 2019, 2018, and 2017 was $0, $13, and $277, respectively. There were no options exercised in the years ended March 31, 2019, 2018, and 2017.

The following summarizes the movement in unvested options from March 31, 2018 to March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested at March 31, 2018	—	$—	$—
Vested	—	—	—
Unvested at March 31, 2019	—	$—	$—

Restricted Stock
Restricted stock is common stock that is both nontransferable and forfeitable unless certain conditions are satisfied. The fair value of restricted shares is determined on grant date and is amortized over the vesting period.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2016	—	$—
Granted	28	16.74
Vested	(28)	16.74
Restricted at March 31, 2017	—	—
Granted	28	26.05
Vested	(28)	26.05
Restricted at March 31, 2018	—	—
Granted	32	17.48
Vested	(32)	17.48
Restricted at March 31, 2019	—	—

Expense recognized due to the vesting of restricted stock awards was $563, $441, and $469 for the years ended March 31, 2019, 2018, and 2017, respectively.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2016	89	$21.28
Granted	64	17.19
Vested	(48)	25.43
Forfeited	(1)	22.41
Outstanding at March 31, 2017	104	16.84
Granted	58	11.75
Vested	(45)	17.61
Forfeited	(1)	17.99
Outstanding at March 31, 2018	116	14.01
Granted	68	15.94
Vested	(56)	14.35
Forfeited	(4)	14.84
Outstanding at March 31, 2019	124	14.90

As of March 31, 2019, there was $1,221 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service periods. Expense recognized due to the vesting of these awards was $982, $682 and $805 during the years ended March 31, 2019, 2018, and 2017, respectively.

Performance-Based Restricted Stock Units
Performance-based restricted stock units may vest at the end of either a two- or three-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals. If certain minimum performance levels are not attained, no compensation will be earned. The awards are variable in that compensation could range from 0% to 200% of the plan’s target contingent on the performance level attained. The table below includes the maximum number of restricted stock units that may be earned under the plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2016	52	$17.33
Granted	56	17.76
Forfeited	(23)	26.81
Outstanding as of March 31, 2017	85	15.06
Granted	57	11.75
Forfeited	—	—
Outstanding as of March 31, 2018	142	13.71
Granted	61	16.00
Forfeited	(87)	14.05
Outstanding as of March 31, 2019	116	14.63

As of March 31, 2019, the Company anticipates that no performance-based restricted stock units will vest resulting in no expense over the remaining service periods. There was $0 expense recognized for the years ending March 31, 2019, 2018, and 2017.

Cash-Settled Awards
Cash-settled awards differ from the Company's other awards in that no shares will be issued and the cumulative compensation expense is recognized as a liability rather than equity. Under both of the current cash-settled awards, the fair value of the award is equal to the period-end closing price of one share. The liability recognized will be the product of the fair value multiplied ratably by the expired vesting term. The expense related to these awards is derived by adjusting the value of the liability. As a result, the expense will be variable as the value of the liability will increase or decrease subject to the period-end closing price.

Cash-Settled Restricted Stock Units
Cash-settled restricted stock units vest ratably over the first, second, and third anniversaries of the date of award.

Cash-Settled Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2017	13	$27.01
Vested	(13)	27.05
Forfeited	—	—
Outstanding as of March 31, 2018	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2019	—	—

Expense recognized due to the vesting of these awards was $0, $54 and $161 during the years ended March 31, 2019, 2018, and 2017, respectively.

Cash-Settled Performance-Based Restricted Stock Units
Cash-settled performance-based restricted stock units vest at the end of a three-year performance period but the level of the award to vest is subject to similar performance criteria as the performance-based restricted stock units described above. The awards are also variable in that they range from 0% to 200% of the plan’s target contingent on the performance level attained.

As of March 31, 2019, there are no performance-based restricted stock units outstanding. Expense recognized due to the expected vesting of these awards was $0 during the year ended March 31, 2019. There was $0 expense recognized for the year ending March 31, 2019.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2019, 2018, and 2017, the Company’s unrecognized tax benefits totaled $11,663, $8,342, and $15,196, respectively, of which $9,578 would impact the Company’s March 31, 2019 effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2019, 2018, and 2017:

	2019	2018	2017
Balance at April 1	$8,342	$15,196	$16,675
Increase for current year tax positions	447	482	275
Increase (reductions) for prior year tax positions	7,048	(7,296)	(1,764)
Impact of changes in exchange rates	(227)	(40)	10
Reduction for settlements	(3,947)	—	—
Balance at March 31	$11,663	$8,342	$15,196

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2019 and 2018, the Company accrued (reduced) interest, penalties and related exchange losses pertaining to unrecognized tax benefits of $(1,096) and $791, respectively. As of March 31, 2019, accrued interest and penalties totaled $1,175 and $883, respectively. During the year ending March 31, 2019, the Company reduced its accrued interest and penalties by $97 related to the expiration of statute of limitations. As of March 31, 2018, accrued interest and penalties totaled $1,936 and $1,218, respectively.

During the fiscal year ending March 31, 2019, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, and associated exchange losses, increased from $11,496 to $13,721. The change in the liability for unrecognized tax benefits relates to additional reserves recorded in the U.S. of $2,553, expiration of statute of limitations of approximately $174 and decreases related to prior period positions of approximately $155. Of the change in the liability for unrecognized tax benefits, unrecognized tax benefits of $2,055 and $447 were recorded as a reduction of the foreign tax credit and the U.S. federal net operating loss carryforward, respectively. The U.S. federal foreign tax credit carryforward was reduced for certain positions reflected in the computation of the transition tax as filed on the U.S. tax return in the fourth quarter. U.S. federal net operating loss carryforward was reduced to reflect the impacts of certain tax accounting methods on GILTI.

To the extent that they represent an underpayment of taxes, the Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits. Additionally, the Company is subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

It is reasonably possible that the Company will settle positions currently accrued for $3,009 in the next twelve months. In addition, it is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $485 due to the expiration of the statute of limitations, but the Company must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2019, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2016; open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment

Income Tax Provision
The components of income (loss) before income taxes, equity in net income of investee companies, and minority interests consisted of the following:

	Years Ended March 31,
	2019	2018	2017
U.S.	$(86,315)	$(86,087)	$(87,963)
Non-U.S.	43,398	69,958	48,321
Total	$(42,917)	$(16,129)	$(39,642)

The details of the amount shown for income taxes in the statements of consolidated operations and comprehensive income (loss) follow:

	Years Ended March 31,
	2019	2018	2017
Current
Federal	$2,018	$8,247	$(926)
State	—	—	—
Non-U.S.	22,741	22,972	23,974
	$24,759	$31,219	$23,048
Deferred
Federal	$6,129	$(98,785)	$—
State	—	—	—
Non-U.S.	6,952	8,802	432
	$13,081	$(89,983)	$432
Total	$37,840	$(58,764)	$23,480

The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies, and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2019	2018	2017
Tax expense (benefit) at U.S. statutory rate	$(9,013)	$(5,098)	$(13,875)
Effect of non-U.S. income taxes	462	(2,137)	(6,410)
Tax on future remittances	(1,038)	(22,735)	3,736
Foreign tax credits	(173)	1,328	—
Change in valuation allowance	17,622	(106,804)	13,748
Increase (decrease) in reserves for uncertain tax positions	5,304	(5,871)	264
Change in tax rates	(66)	66,935	(308)
Exchange effects and currency translation	12,904	8,282	6,046
Permanent items	(677)	(78)	4,270
Write-down of state tax loss carryovers	—	—	6,430
Write-up/(write-down) of income tax payable	(1,163)	109	52
Write-down of withholding tax recoverable	—	—	8,990
Deductible dividends	(3,046)	(3,338)	(968)
Withholding tax expense	2,577	1,868	1,572
Benefit of other tax credits	(377)	(3,176)	(1,152)
Nondeductible interest	1,624	1,052	1,085
Transition tax after foreign tax credits	1,827	10,899	—
U.S. taxes on non-U.S. earnings	11,073	—	—
Actual tax expense (benefit)	$37,840	$(58,764)	$23,480

The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2019	March 31, 2018
Deferred tax assets:
Reserves and accruals	$(20,539)	$(18,074)
Tax credits	(3,159)	(5,146)
Tax loss carryforwards	(88,924)	(101,884)
Derivative transactions	(1,580)	(1,038)
Postretirement and other benefits	(15,465)	(15,766)
Unrealized exchange loss	(7,793)	(4,923)
Non-deductible interest carryforward	(13,607)	—
Other	(1,531)	(3,906)
Gross deferred tax assets	(152,598)	(150,737)
Valuation allowance	36,524	19,742
Total deferred tax assets	$(116,074)	$(130,995)
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$5,516	$6,654
Intangible assets	13,936	14,766
Fixed assets	6,984	7,992
Total deferred tax liabilities	$26,436	$29,412
Net deferred tax asset	$(89,638)	$(101,583)

The following presents the breakdown between deferred tax (assets) liabilities:

	March 31, 2019	March 31, 2018
Noncurrent asset	$(116,451)	$(130,520)
Noncurrent liability	26,813	28,937
Net deferred tax asset	$(89,638)	$(101,583)

During the year ended March 31, 2019, the net deferred tax asset balance increased by $1,252 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of other comprehensive income (loss), currency translation adjustments, and other items not included in the deferred tax expense (benefit).

For the year ended March 31, 2019, the valuation allowance increased by $16,782, primarily due to the limitation on deductible interest under U.S. IRC section 163j, which totaled $13,032. The valuation allowance is inclusive of $156 related to adjustments booked to other comprehensive income and $687 due to currency translation adjustments. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and deferred interest expense, will not be realized in the foreseeable future. This is principally due to the impact of the Company's current and foreseeable capital structure on U.S. federal taxable income.

At March 31, 2019, the Company has U.S federal tax loss carryovers of $356,017, non-U.S. tax loss carryovers of $30,405, and U.S. state tax loss carryovers of $689,450. The U.S. federal tax loss carryovers will expire in 2031 and thereafter. Of the non-U.S. tax loss carryovers, $16,540 will expire within the next five years, $7,613 will expire in later years, and $6,253 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $1,495 will expire within the next five years, $661,883 will expire in later years, and $26,072 can be carried forward indefinitely. The Company is recognizing a tax benefit related to tax losses generated in the current year of $826 to be utilized in foreign jurisdictions. As of March 31, 2019, the Company has foreign tax credit carryovers in the U.S. of $4,632, of which $2,663 will expire within the next five years. These amounts reflect gross net operating losses ("NOLs") and foreign tax credits for tax return basis which are different from financial statement attributes, primarily due to the reduction of the financial statement NOLs and foreign tax credits under the FASB's guidance on accounting for uncertainty in income taxes. As of March 31, 2019, the Company had Canadian investment tax credit carryforwards of approximately $295 that will expire beyond five years.

Realization of deferred tax assets is dependent on generating sufficient taxable income in the appropriate timeframe and of the appropriate character. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of applicable valuation allowances, will be realized. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryover period.

A provision of $5,516 has been made for U.S. and foreign taxes that may result from future remittances of foreign earnings of $40,579. No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $486,678 at March 31, 2019 and $389,568 at March 31, 2018 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Due to the one-time transition tax on foreign earnings required by the 2017 Tax Act and FY2019 earnings being subject to GILTI inclusion, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign withholding taxes if the Company’s indefinite reinvestment assertion changes. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Enactment of Tax Cuts and Jobs Act (“Tax Act”)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act resulted in significant revisions to the U.S. Federal corporate income tax law by, among other things, reducing the corporate income tax rate beginning after January 1, 2018 to 21%, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and limiting the tax deductions for interest expense. In response, the SEC staff issued Staff Accounting Bulletin No. 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or, in circumstances where estimates cannot be made, to disclose and recognize at a later date. The reasonable estimate is subject to adjustment during a "measurement period", not to exceed one year from date of enactment, until the accounting is complete. The Company completed its accounting related to the enactment of the Tax Act as of December 31, 2018. During the nine months ended December 31, 2018, the Company recorded adjustments to the provisional tax expense initially recorded in the December 31, 2017 financial statements upon adoption of the Tax Act. An adjustment of $1,827 was made, increasing the deemed repatriation tax liability. As a result of this adjustment, deferred taxes related to future remittances of foreign earnings were impacted by an immaterial amount. The changes were a result of additional regulatory guidance that was issued, as well as further analysis of the Tax Act and the Company’s facts and circumstances.

Note 13 – Employee Benefits

Retirement Benefits
The Company has multiple benefit plans. The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age, and compensation. The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions. In addition, a Supplemental Retirement Account Plan ("SRAP"), a defined contribution program, is maintained.

The Company's policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations.

Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Turkey and the United Kingdom.

During the years ended March 31, 2019 and March 31, 2017, the Company's activity of cash payments triggered settlement accounting. The settlement accounting resulted in settlement losses for the years ended March 31, 2019 and March 31, 2017 of $1,131 and $1,454, respectively, recorded in selling, general, and administrative expenses ("SG&A") and a reduction in accumulated other comprehensive loss as of March 31, 2019 and March 31, 2017, respectively. In addition, as a result of payments made to employees due to involuntary dismissal in a foreign subsidiary in the years ended March 31, 2019 and March 31, 2017, special termination benefits of $28 and $14, respectively, were recorded in SG&A and the benefit obligation.

A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2019 and 2018, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans		Total
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation, beginning	$88,283	$92,633	$66,228	$64,538	$154,511	$157,171
Service cost	250	280	206	183	456	463
Interest cost	3,028	2,818	1,527	1,496	4,555	4,314
Actuarial losses (gains)	(57)	(1,356)	4,222	(1,488)	4,165	(2,844)
Settlements/special termination benefits	(4,630)	—	(440)	9	(5,070)	9
Effects of currency translation	—	—	(3,120)	4,515	(3,120)	4,515
Benefits paid	(4,775)	(6,092)	(2,737)	(3,025)	(7,512)	(9,117)
Benefit obligation, ending	$82,099	$88,283	$65,886	$66,228	$147,985	$154,511

Change in plan assets
Fair value of plan assets, beginning	$37,659	$36,887	$63,106	$57,126	$100,765	$94,013
Actual return on plan assets	738	3,257	4,183	2,122	4,921	5,379
Employer contributions	3,576	3,607	2,540	2,103	6,116	5,710
Plan settlements	(4,630)	—	(468)	—	(5,098)	—
Effects of currency translation	—	—	(3,045)	4,780	(3,045)	4,780
Benefits paid	(4,775)	(6,092)	(2,737)	(3,025)	(7,512)	(9,117)
Fair value of plan assets, ending	$32,568	$37,659	$63,579	$63,106	$96,147	$100,765
Net amount recognized	$(49,531)	$(50,624)	$(2,307)	$(3,122)	$(51,838)	$(53,746)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2019	2018	2019	2018
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$10,389	$10,417
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,151)	(2,791)	(1,167)	(1,702)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(46,380)	(47,833)	(11,529)	(11,837)
Net amount recognized	$(49,531)	$(50,624)	$(2,307)	$(3,122)

The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2019	2018	2019	2018
Information for pension plans with accumulated benefit
obligation in excess of plan assets:
Projected benefit obligation	$82,099	$88,283	$33,171	$34,070
Accumulated benefit obligation	82,099	88,283	32,559	33,407
Fair value of plan assets	32,568	37,659	20,475	20,531

Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2019	2018	2017	2019	2018	2017
Service cost	$250	$280	$250	$206	$183	$226
Interest cost	3,028	2,818	2,863	1,527	1,496	1,728
Expected return on plan assets	(2,265)	(2,382)	(2,578)	(2,667)	(2,817)	(2,760)
Amortization of actuarial losses	934	1,102	1,136	741	952	905
Amortization of prior service cost	40	40	40	2	3	(1)
Special termination benefits	—	—	—	28	9	14
Effects of settlement	1,206	—	1,363	(75)	—	91
Net periodic pension cost (benefit)	$3,193	$1,858	$3,074	$(238)	$(174)	$203

The amounts showing in accumulated other comprehensive loss at March 31, 2019 and March 31, 2018, including movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(446)	$2,325	$1,879
Net actuarial losses	(40,310)	(4,407)	(44,717)
Deferred taxes	10,543	(296)	10,247
Balance at March 31, 2018	$(30,213)	$(2,378)	$(32,591)
Prior service credit (cost)	$44	$(729)	$(685)
Net actuarial gains	(790)	(100)	(890)
Impact of adoption of ASU 2018-02	$(2,931)	$—	(2,931)
Deferred taxes	238	110	348
Total change for 2019	$(3,439)	$(719)	$(4,158)
Prior service (cost) credit	$(402)	$1,596	$1,194
Net actuarial losses	(41,100)	(4,507)	(45,607)
Deferred taxes	7,850	(186)	7,664
Balance at March 31, 2019	$(33,652)	$(3,097)	$(36,749)

The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2019	2018	2017	2019	2018	2017
Discount rate	3.91%	3.87%	3.86%	2.75%	2.59%	3.38%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	6.04%	5.91%	3.47%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.00%	4.46%	4.70%	5.63%

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

The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2019 and 2018:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2019	2018	2019	2018
Discount rate	3.79%	3.91%	2.50%	2.75%
Rate of increase in future compensation	Not applicable	Not applicable	5.99%	6.04%

Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2020 is $(960) and $(907), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2019 and 2018 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2019	March 31,		March 31,
(percentages)		2019	2018	2019	2018
Asset category:
Cash and cash equivalents	—%	1.4%	4.6%	1.2%	1.3%
Equity securities	36.0%	35.2%	33.9%	14.4%	36.4%
Debt securities	24.0%	23.4%	22.5%	46.6%	24.8%
Real estate and other investments	40.0%	40.0%	39.0%	37.8%	37.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$463	$—	$463	$—
U.S. equities / equity funds	7,963	7,963	—	—
International equities / equity funds	3,516	3,516	—	—
U.S. fixed income funds	6,669	6,669	—	—
International fixed income funds	962	962	—	—
Other investments:
Diversified funds	9,525	9,525	—	—
Real estate and other (1)	3,470	—	—	—
Total	$32,568	$28,635	$463	$—

U.S. Pension Plans	March 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,745	$1,271	$474	$—
U.S. equities / equity funds	8,835	8,835	—	—
International equities / equity funds	3,923	3,923	—	—
U.S. fixed income funds	7,411	7,411	—	—
International fixed income funds	1,071	1,071	—	—
Other investments:
Diversified funds	10,888	10,888	—	—
Real estate and other (1)	3,786	—	—	—
Total	$37,659	$33,399	$474	$—

Non-U.S. Pension Plans	March 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$745	$745	$—	$—
U.S. equities / equity funds	5,589	5,589	—	—
International equities / equity funds	2,191	2,191	—	—
Global equity funds	1,379	1,379	—	—
U.S. fixed income funds	6,617	6,617	—	—
International fixed income funds	23,034	2,220	20,814	—
Other investments:
Diversified funds	22,012	—	22,012	—
Real estate and other (1)	2,012	—	—	—
Total	$63,579	$18,741	$42,826	$—

Non-U.S. Pension Plans	March 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$833	$833	$—	$—
U.S. equities / equity funds	5,791	5,791	—	—
International equities / equity funds	9,266	3,728	5,538	—
Global equity funds	7,915	1,437	6,478	—
U.S. fixed income funds	4,162	4,162	—	—
International fixed income funds	11,517	2,879	8,638	—
Other investments:
Diversified funds	21,707	—	21,707	—
Real estate and other (1)	1,915	—	—	—
Total	$63,106	$18,830	$42,361	$—

(1) Certain investments that are measured at fair value using the net asset value have not been classified in the fair value hierarchy.

The following table summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	March 31, 2019				March 31, 2018
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Diversified funds	$8	None	Self-Liquidating	None	$8	None	Self-Liquidating	None
Real estate and other	5,482	None	Quarterly	60 Days	5,700	None	Quarterly	60 Days

The fair value hierarchy is described in Note 18. "Fair Value Measurements”. Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are general descriptions of asset categories, as well as the valuation methodologies and inputs used to determine the fair value of each major category of plan assets.

Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments that are valued using quoted market prices or other valuation methods, and classified within Level 1 or Level 2 of the fair value hierarchy.

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

Cash Flows

Contributions
The Company expects to contribute $4,085 to its U.S. benefits plans and $2,549 to its non-U.S. benefit plans in fiscal 2020.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2019	March 31, 2019	March 31, 2019	March 31, 2019
2020	$8,872	$3,431	$335	$153
2021	6,436	3,193	336	158
2022	6,251	2,908	290	163
2023	6,070	3,113	290	168
2024	6,030	3,036	288	174
Years 2024-2028	27,935	17,422	1,399	953

The Company sponsors 401(k) savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $4,939, $4,627, and $4,843 the years ended March 31, 2019, 2018, and 2017.

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

The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2019	2018
Discount rate	7.98%	8.66%
Health care cost trend rate assumed for next year	7.33%	8.00%
Ultimate trend rate	7.33%	8.00%

A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.

For the years ended March 31, 2019 and 2018, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For the year ended March 31, 2019 the additional cost related to these contracts was $34.

Prior service credits of $708 and unrecognized net actuarial losses of $438 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2020.

A reconciliation of benefit obligations, plan assets, and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans		Total
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation, beginning	$4,372	$4,361	$2,112	$2,085	$6,484	$6,446
Service cost	7	7	7	7	14	14
Interest cost	154	141	151	190	305	331
Effect of currency translation	—	—	(291)	(92)	(291)	(92)
Actuarial losses	225	219	413	48	638	267
Benefits paid	(313)	(356)	(114)	(126)	(427)	(482)
Benefit obligation, ending	$4,445	$4,372	$2,278	$2,112	$6,723	$6,484
Change in plan assets
Fair value of plan assets, beginning	$—	$—	$—	$—	$—	$—
Employer contributions	313	356	114	126	427	482
Benefits paid	(313)	(356)	(114)	(126)	(427)	(482)
Fair value of plan assets, ending	$—	$—	$—	$—	$—	$—
Net amount recognized	$(4,445)	$(4,372)	$(2,278)	$(2,112)	$(6,723)	$(6,484)

	U.S. Plans		Non-U.S. Plans		Total
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(335)	$(377)	$(153)	$(139)	$(488)	$(516)
Accrued non-current benefit liability recorded in Pension, postretirement, and other long-term liabilities	(4,110)	(3,995)	(2,125)	(1,973)	(6,235)	(5,968)
Net amount recognized	$(4,445)	$(4,372)	$(2,278)	$(2,112)	$(6,723)	$(6,484)

There are no plan assets for 2019 or 2018. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2019	2018	2017	2019	2018	2017
Service cost	$7	$7	$8	$7	$7	$4
Interest cost	154	141	132	151	190	148
Prior service credit	(699)	(698)	(698)	(10)	(11)	(11)
Actuarial losses (gains)	402	418	413	31	40	3
Net periodic benefit costs (income)	$(136)	$(132)	$(145)	$179	$226	$144

The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $488 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2020.

Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in the years ended March 31, 2019, 2018, and 2017.

Note 14 – Segment Information

The Company's operations are managed and reported in ten operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. In reviewing operations, the Company concluded that the economic characteristics of Leaf - North America operations were dissimilar from the other Leaf geographic operating segments in Africa, Asia, Europe, and South America, which have been consolidated into one reportable segment, "Leaf - Other Regions". The five other operating segments are aggregated into the "Other Products and Services" reportable segment as they do not meet the quantitative thresholds to be individually reportable. These segment groupings are consistent with information used by the chief operating decision maker to assess performance and allocate resources.

The types of products and services from which each reportable segment derives its revenues are as follows:

• Leaf - North America ships tobacco to manufacturers of cigarettes and other consumer tobacco products around the world. Leaf - North America is more concentrated on processing and other activities compared to the rest of the world.

• Leaf - Other Regions ships tobacco to manufacturers of cigarettes and other consumer tobacco products around the world. Leaf - Other Regions sells a small amount of processed but un-threshed flue-cured and burley tobacco in loose-leaf and bundle form to certain customers.

• Other Products and Services primarily consists of cannabis and e-liquid products. Cannabis was legalized for adult use in Canada on October 17, 2018. The Company's cannabis products are sold primarily to municipally-owned retailers in the provinces of Prince Edward Island and Nova Scotia in the Canadian market. E-liquids products are sold through retailers and directly to consumers via e-commerce platforms and other distribution channels.

The Company evaluates the operating performance of its segments based upon information included in management reports. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses. Other than those described previously, the accounting policies of each segment are the same and are described in Note 1. "Basis of Presentation and Significant Accounting Policies".

The following summarizes segment information:

	Years Ended March 31,
	2019	2018	2017
Sales and other operating revenues:
Leaf - North America	$285,718	$451,383	$396,217
Leaf - Other Regions	1,499,839	1,394,048	1,318,533
Other Products and Services	16,036	535	—
Total sales and other operating revenues	$1,801,593	$1,845,966	$1,714,750

Operating income:
Leaf - North America	10,113	26,446	15,333
Leaf - Other Regions	112,180	88,742	72,009
Other Products and Services	(35,039)	(3,284)	—
Total operating income	$87,254	$111,904	$87,342

	March 31, 2019
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$243,248	$1,488,226	$127,801	$1,859,275
Trade and other receivables, net	18,297	289,662	3,038	310,997
Goodwill	2,795	13,669	17,872	34,336
Equity in net assets of investee companies	—	57,161	11,845	69,006
Depreciation and amortization	7,065	25,695	2,987	35,747
Capital expenditures	4,594	17,325	30,793	52,712

	March 31, 2018
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$366,495	$1,528,859	$71,277	$1,966,631
Trade and other receivables, net	46,096	257,968	335	304,399
Goodwill	2,795	13,669	11,082	27,546
Equity in net assets of investee companies	—	57,434	9,935	67,369
Depreciation and amortization	7,435	25,754	409	33,598
Capital expenditures	4,649	17,017	1,632	23,298

	March 31, 2017
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$375,782	$1,596,090	$—	$1,971,872
Trade and other receivables, net	40,212	213,973	—	254,185
Goodwill	2,794	13,669	—	16,463
Equity in net assets of investee companies	—	51,832	(389)	51,443
Depreciation and amortization	7,543	26,933	—	34,476
Capital expenditures	3,638	9,099	—	12,737

Geographic information as to sales and other operating revenues is based on the destination of the product shipped. The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2019	2018	2017
Sales and Other Operating Revenues:
United States	$246,828	$291,804	$272,161
China	184,921	249,549	230,226
Belgium	126,694	137,313	115,632
Northern Africa	120,964	111,971	32,839
Other	1,122,186	1,055,329	1,063,892
Total	$1,801,593	$1,845,966	$1,714,750

Sales and Other Operating Revenues to Major Customers
The following customers, including affiliates, account for more than 10% of total sales and other operating revenues: Philip Morris International Inc., China Tobacco International Inc., and Imperial Brands, PLC for the years ended March 31, 2019 and 2018, and Philip Morris International Inc. and China Tobacco International Inc. for the year ended March 31, 2017.

	Years Ended March 31,
Property, Plant and Equipment by Location	2019	2018	2017
Property, Plant and Equipment, Net:
Brazil	$68,647	$72,190	$77,653
United States	49,600	54,233	56,028
Zimbabwe	51,943	51,768	48,738
Canada	40,027	8,590	45
Malawi	21,948	21,571	22,299
Tanzania	16,908	18,884	20,997
Argentina	6,295	6,252	6,580
Asia	5,679	6,199	6,130
Europe	5,113	5,781	5,467
Zambia	581	1,067	3,877
Turkey	2,209	2,282	2,654
Other	7,446	5,464	6,043
Total	$276,396	$254,281	$256,511

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

The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange (gains) losses in the years ended March 31, 2019, 2018, and 2017 were $(2,383), $5,396, and $(11,816), respectively, and are included in the respective statements of income in cost of sales and income taxes.

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,380 and the total assessment including penalties and interest at March 31, 2019 is $11,759. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,924 and the total assessment including penalties and interest at March 31, 2019 is $7,685. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $8,332. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Note 17 – Sale of Receivables

During the year ended March 31, 2019, the Company sold trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions, effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. During the year ended March 31, 2019, the investment limit of this program was decreased from $155,000 to $125,000 trade receivables.

For the first program, the Company incurred program costs of $930 and $1,130 during the years ended March 31, 2019 and 2018 which were included in other income in the statements of consolidated operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of selling, general, and administrative expenses within the statements of consolidated operations.

The agreement for the second securitization program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. The Company offers trade receivables for sale to an unaffiliated financial institution which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2019, the investment limit under the second program was $125,000 trade receivables.

Under the programs, all of the receivables sold for cash are removed from the consolidated balance sheets. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The net cash proceeds received by the Company in cash at the time of sale (cash purchase price) are included as cash provided by operating activities in the statements of consolidated cash flows. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in trade and other receivables, net in the consolidated balance sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. On April 1, 2018, the Company adopted ASU No. 2016-15 and in accordance with this guidance, the net cash proceeds received by the Company as deferred purchase price are included as cash provided by investing activities in the statements of consolidated cash flows. Additionally, cash obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a non-cash disclosure to the statements of consolidated cash flows.

As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2019 and 2018, trade and other receivables, net in the consolidated balance sheets has been reduced by $5,208 and $10,858 as a result of the net settlement. See Note 18. "Fair Value Measurements" for further information.

The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in other income in the statements of consolidated operations.

The following summarizes the Company’s accounts receivable securitization information as of March 31:

	2019	2018
Receivables outstanding in facility as of March 31:	$210,672	$228,621
Beneficial interest as of March 31	$40,332	$48,715
Servicing liability as of March 31	$90	$81

Cash proceeds for the years ended March 31:
Cash purchase price	$672,333	$694,517
Deferred purchase price	242,966	263,670
Service fees	576	473
Total	$915,875	$958,660

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

The Company's financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees. The application of the fair value guidance to non-financial assets and liabilities primarily includes assessments of investments in subsidiaries, goodwill and other intangible assets, and long-lived assets for potential impairment.

The following present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019			March 31, 2018
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Derivative financial instruments	$186	$—	$186	$—	$—	$—
Securitized beneficial interests	—	40,332	40,332	—	48,715	48,715
Total assets	$186	$40,332	$40,518	$—	$48,715	$48,715
Liabilities
Long-term debt	$830,082	$703	$830,785	$911,264	$895	$912,159
Guarantees	—	3,714	3,714	—	5,864	5,864
Total liabilities	$830,082	$4,417	$834,499	$911,264	$6,759	$918,023

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

Level 3 measurements

•
Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. Should the loss rate change 10% or 20%, the fair value of the guarantee at March 31, 2019 would change by $476 and $895, respectively. The historical loss rate was weighted by the principal balance of the loans.

•
Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2019 by $249 and $497, respectively. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning balance March 31, 2017	$38,206	$7,126
Sales of receivables/issuance of guarantees	281,601	6,178
Settlements	(265,363)	(6,979)
Losses recognized in earnings	(5,729)	(461)
Ending balance at March 31, 2018	48,715	5,864
Sales of receivables/issuance of guarantees	247,386	4,969
Settlements	(250,365)	(6,109)
Losses recognized in earnings	(5,404)	(1,010)
Ending Balance at March 31, 2019	$40,332	$3,714

The amount of total losses included in earnings for the years ended March 31, 2019 and 2018 attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,289 and $2,531 on securitized beneficial interests.

Gains and losses included in earnings are reported in other income.

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2019 and 2018:

	Fair value at March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$40,332	Discounted Cash Flow	Discount Rate	5.0% to 6.5%
			Payment Speed	67 days to 80 days
Tobacco Supplier Guarantees	3,502	Historical Loss	Historical Loss	2.4% to 10.0%
	212	Discounted Cash Flow	Market Interest Rate	15.0% to 70.0%

	Fair value at March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$48,715	Discounted Cash Flow	Discount Rate	4.4% to 5.0%
			Payment Speed	76 days to 111 days
Tobacco Supplier Guarantees	4,441	Historical Loss	Historical Loss	2.6% to 10.0%
	1,423	Discounted Cash Flow	Market Interest Rate	15.0% to 35.0%

Note 19 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended March 31, 2019
Sales and other operating revenues	$290,989	$394,876	$524,487	$591,241	$1,801,593
Gross profit	41,395	49,204	74,711	85,504	250,814
Other income, net	2,921	2,561	7,991	744	14,217
Restructuring and asset impairment charges	1,541	182	1,667	1,556	4,946
Net loss	(1,413)	(54,842)	(5,002)	(9,911)	(71,168)
Net (loss) income attributable to noncontrolling interest	(654)	(208)	93	68	(701)
Net loss attributable to Pyxus International, Inc.	(759)	(54,634)	(5,095)	(9,979)	(70,467)
Per Share of Common Stock:
Basic loss attributable to Pyxus International, Inc. (1)	(0.08)	(6.04)	(0.56)	(1.10)	(7.78)
Diluted loss attributable to Pyxus International, Inc. (1)	(0.08)	(6.04)	(0.56)	(1.10)	(7.78)

Year Ended March 31, 2018
Sales and other operating revenues	$276,993	$447,339	$477,783	$643,851	$1,845,966
Gross profit	28,635	69,331	73,501	74,724	246,191
Other income, net	4,304	4,587	1,019	4,472	14,382
Restructuring and asset impairment charges	—	—	—	382	382
Net (loss) income	(32,633)	956	88,326	(4,743)	51,906
Net loss attributable to noncontrolling interests	(90)	(68)	(130)	(242)	(530)
Net (loss) income attributable to Pyxus International, Inc.	(32,543)	1,024	88,456	(4,501)	52,436
Per Share of Common Stock:
Basic (loss) earnings attributable to Pyxus International, Inc. (1)	(3.63)	0.11	9.83	(0.50)	5.83
Diluted (loss) earnings attributable to Pyxus International, Inc. (1)	(3.63)	0.11	9.80	(0.50)	5.81

(1) May not add due to quarterly change in average shares outstanding.

Third Quarter 2018 - On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. A tax benefit of $59,431 was recorded as a reasonable estimate for the impact of this act related to a valuation allowance release on remeasured net deferred tax assets in the U.S. and other effects of tax reform partially offset by estimated transition taxes net of foreign tax credits.

Note 20 - Acquisitions

Acquisition of FIGR East
On January 25, 2018, a Canadian subsidiary of the Company, acquired 75% of the equity in FIGR East. FIGR East is fully licensed to produce and sell medicinal cannabis in the Canadian Province of Prince Edward Island. FIGR East sells its products directly to patients and through distributors. The Company acquired its interest in FIGR East in exchange for consideration consisting of approximately $32,468 cash, subject to certain post-closing adjustments. The consolidation of FIGR East has been treated as a purchase business combination and as such, the fair value of the assets and liabilities has been recorded at their fair value. The fair value of the non-controlling interest was $8,117.

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

The amounts of revenue, operating loss, and net loss of FIGR East in the consolidated statements of income from and including January 25, 2018 to March 31, 2018 were $235, $(412), and $(288), respectively. As a result, the impact to basic and diluted earnings per share was $(0.03) and $(0.03), respectively.

Unaudited pro forma information summarizes the combined results of the Company and FIGR East for the years ended March 31, 2018, as if the companies were combined as of April 1, 2016. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the reconsolidation taken place at the beginning of each period or results of future periods. The following information has been adjusted for intercompany eliminations as required for consolidation accounting: unaudited pro forma revenue, operating loss, and net loss for the year ended March 31, 2018 were $2,008, $(466), and $(181), respectively. Unaudited pro forma basic and diluted earnings per share were $(0.02) and $(0.02), respectively.

On March 22, 2019, the Canadian subsidiary of the Company acquired an additional 18% interest in FIGR East for $13,470 in cash. As result of the acquisition of the additional interest, the total interest in FIGR East acquired by the Canadian subsidiary of the Company amounted to 93%. Transaction costs associated with the acquisition of additional interest are expensed as incurred in within selling, general, and administrative expenses in the consolidated statements of operations. Below are the effects of changes in the Company’s ownership interest in FIGR East on the Company’s equity:

	2019	2018	2017
Net (loss) income attributable to Pyxus International, Inc. shareholders	$(70,467)	$52,436	$(62,928)
Decrease in Pyxus International, Inc. equity for purchase of 22.3522 shares of FIGR East:	—	—	—
Paid in capital	(6,056)	—	—
Accumulated other comprehensive loss	(461)	—	—
Change from net income attributable to Pyxus International, Inc. shareholders and transfer from noncontrolling interest	$(76,984)	$52,436	$(62,928)

Acquisition of Humble Juice
On April 2, 2018, the Company acquired 51% of the equity in Humble Juice. Humble Juice sells e-liquid products and related merchandise. The Company acquired its interest in Humble Juice in exchange for consideration consisting of approximately $9,000 cash and $446 contingent consideration, subject to certain post-closing adjustments. The consolidation of Humble Juice has been treated as a business combination. The assets and liabilities were recorded at their fair value. The fair value of the non-controlling interest was $5,086.

For the year ended March 31, 2019, the Company incurred $12 of acquisition-related expenses, primarily consisting of consulting fees, which were accounted for separately from the business combination and expensed as incurred within selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

Revenue, operating loss, and net loss of Humble in the consolidated statements of operations from and including April 2, 2018 to June 30, 2018 were $2,487, $(501), and $(256), respectively. As a result, the impact to basic and diluted earnings per share was $(0.03) and $(0.03), respectively.

Unaudited pro forma information summarizes the results of Humble for the years ended March 31, 2019, as if the companies were combined as of April 1, 2017. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the reconsolidation taken place at the beginning of each period or results of future periods. The following information has been adjusted for intercompany eliminations as required for consolidation accounting: unaudited pro forma revenue, operating income, and net income for the three months ended June 30, 2017 were $1,764, $526, and $266, respectively. Unaudited pro forma basic and diluted earnings per share were $0.03 and $0.03, respectively.

Note 21 - Subsequent Events

On June 7, 2019, the Company and certain of its officers were named as defendants in a complaint filed in the United States District Court for the Eastern District of North Carolina. The complaint was brought on behalf of a putative class of investors who purchased the Company's common stock between June 7, 2018 and November 8, 2018. The complaint alleges that the defendants violated federal securities laws provisions with respect to fraud and material misrepresentation, which purported misconduct was revealed by the Company’s November 8, 2018 announcement that sales and other operating revenues for the quarter ended September 30, 2018 had decreased approximately 12% over the prior year quarter and the announcement on November 9, 2018 by the Securities and Exchange Commission that the Company had settled charges that it had materially misstated its financial statements from 2011 through the second quarter of 2015 due to improper and sufficient accounting, processes and control activities, deferred crop costs and revenue transactions in Africa. The complaint alleges that members of the purported class were harmed by the decline in the trading price of the Company’s common stock on the dates of these announcements. The complaint seeks damages in an unspecified amount.

While the Company is continuing to evaluate the complaint, based on its current review, the Company does not believe the claims have merit. The Company intends to vigorously defend against the claims made in the complaint.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Pyxus International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
June 14, 2019

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). We excluded Humble from the assessment of internal control over financial reporting as of March 31, 2019 as Humble was acquired in fiscal 2019 and was not significant to the consolidated financial statements. Humble represented less than 1% of total assets, revenue, and net loss as of March 31, 2019. Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report presented below in this Item 9A.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the stockholders and the Board of Directors of Pyxus International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pyxus International, Inc. and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019, of the Company, and our report dated June 13, 2019, expressed an unqualified opinion on those financial statements.

Explanatory Paragraph

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Humble Juice Co., Inc., which was acquired on April 2, 2018, and whose financial statements constitute less than 1% of total assets, revenue, and net loss of the consolidated financial statement amounts as of and for the year ended March 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Humble Juice Co., Inc.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 14, 2019

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information concerning directors and persons nominated to become directors of Pyxus International, Inc. included in the Proxy Statement under the headings “Board of Directors - Proposal One - Election of Directors” and “Board of Directors - Director Biographies” is incorporated herein by reference. The information concerning the executive officers of the Company included in Part I, Item I of this Annual Report on Form 10-K under the heading “Business - Executive Officers of Pyxus International, Inc.” is incorporated herein by reference.

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

Corporate Governance
The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Executive Compensation Committee and Governance and Nominating Committee. These governance documents are available on our website, www.pyxus.com, or by written request, without charge, addressed to: Corporate Secretary, Pyxus International, Inc., 8001 Aerial Center Parkway, Morrisville, NC 27560-8417.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions “Board of Directors – Compensation of Directors” and “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2019
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
Equity Compensation Plans Approved by Security Holders	666,959	$60.00	435,556
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	666,959	$60.00	435,556

(1) These shares consist of 239,959 restricted stock units and performance share units issued and outstanding under the 2016 Incentive Plan and 427,000 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions “Governance of the Company – Determination of Independence of Directors,” “Board of Directors – Independence,” “Board of Directors – Compensation of Directors,” and "Executive Compensation – Compensation Discussion and Analysis – Employment and Consulting Agreements" is incorporated herein by reference.

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

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2019, 2018, and 2017
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2019, 2018, and 2017
Consolidated Balance Sheets - March 31, 2019 and 2018
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2019, 2018, and 2017
Statements of Consolidated Cash Flows - Years ended March 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Report of Deloitte & Touche LLP
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b) Exhibits

The following documents are filed as exhibits to this Form 10‑K pursuant to Item 601 of Regulation S‑K:

3.01
Amended and Restated Articles of Incorporation of Pyxus International, Inc. (formerly, Alliance One International, Inc.), as amended, incorporated by reference to Exhibit 3.01 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 7, 2018 (SEC File No. 001-13684).

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed February 14, 2019 (SEC File No. 001-13684).

4.01
Specimen of Common Stock certificate of Pyxus International, Inc. incorporated by reference to Exhibit 4.01 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 7, 2018 (SEC File No. 001-13684).

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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets as of March 31, 2019 and 2018; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2019, 2018 and 2017; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2019, 2018 and 2017; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

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

Schedule II‑Valuation and Qualifying Accounts Pyxus International, Inc. and Subsidiaries

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended March 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$12,984	$(5,545)	$—	$449 (A)	$6,990
Valuation allowance on deferred tax assets	$118,518	$13,748 (C)	$(595) (B)	$(103) (A)	$131,774

Year Ended March 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$6,990	$(152)	$—	$(210) (A)	$7,048
Valuation allowance on deferred tax assets	$131,774	$(466) (C)	$(274) (B)	$111,292 (A) (D)	$19,742

Year Ended March 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$7,048	$6,845	$—	$(512) (A)	$13,381
Valuation allowance on deferred tax assets	$19,742	$18,073	$(156) (B)	$1,135 (A)	$36,524

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss.
(C) Deferred tax on unremitted earnings of foreign subsidiaries.
(D) Release of U.S. valuation allowance and adjustments of $114,288 due to Tax Cut and Jobs Act.

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2019.

PYXUS INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2019.

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	/s/ Donna H. Grier By________________________________________________ Donna H. Grier Director

/s/ Joel L. Thomas By________________________________________________ Joel L. Thomas Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Jeffrey A. Eckmann By________________________________________________ Jeffrey A. Eckmann Director

/s/ Philip C. Garofolo By________________________________________________ Philip C. Garofolo Vice President - Controller (Principal Accounting Officer)	/s/ John D. Rice By________________________________________________ John D. Rice Director

/s/ Joyce L. Fitzpatrick By________________________________________________ Joyce L. Fitzpatrick Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green Jr. Director	/s/ Daniel A. Castle By________________________________________________ Daniel A. Castle Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director	/s/ Nathan A. Richardson By________________________________________________ Nathan A. Richardson Director

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Director