Form 10-Q
period 2019-06-30
PYXUS INTERNATIONAL, INC.
filed 2019-08-09
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

001-13684
(Commission File Number)
Pyxus International, Inc.
(Exact name of registrant as specified in its charter)

Virginia			54-1746567
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)

8001 Aerial Center Parkway
Morrisville	,	North Carolina	27560
(Address of principal executive offices)			(Zip Code)
(919) 379-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Common Stock (no par value)	PYX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company' in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐    Accelerated Filer   ☒    Non-Accelerated filer   ☐
Smaller Reporting Company   ☒    Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

As of July 31, 2019, the registrant had 9,137,812 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2019	2018
Sales and other operating revenues	$276,670	$290,989
Cost of goods and services sold	236,958	249,594
Gross profit	39,712	41,395
Selling, general, and administrative expenses	49,377	38,084
Other income, net	2,948	2,921
Restructuring and asset impairment charges	212	1,541
Operating (loss) income	(6,929)	4,691
Debt retirement expense (benefit)	—	(84)
Interest expense (includes debt amortization of $2,208 and $2,329 for 2019 and 2018, respectively)	33,812	32,912
Interest income	1,154	888
Loss before income taxes and other items	(39,587)	(27,249)
Income tax expense (benefit)	23,453	(25,270)
Equity in net income of investee companies	877	566
Net loss	(62,163)	(1,413)
Net loss attributable to noncontrolling interests	(366)	(654)
Net loss attributable to Pyxus International, Inc.	$(61,797)	$(759)

Loss per share:
Basic	$(6.79)	$(0.08)
Diluted	$(6.79)	$(0.08)

Weighted average number of shares outstanding:
Basic	9,100	9,027
Diluted	9,100	9,027

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2019	2018
Net loss	$(62,163)	$(1,413)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(400)	(5,311)
Defined benefit pension amounts reclassified to income	311	366
Change in the fair value of derivatives designated as cash flow hedges	(145)	(1,496)
Amounts reclassified to income for derivatives	514	—
Total other comprehensive income (loss), net of tax	280	(6,441)
Total comprehensive loss	(61,883)	(7,854)
Comprehensive loss attributable to noncontrolling interests	(336)	(829)
Comprehensive loss attributable to Pyxus International, Inc.	$(61,547)	$(7,025)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)				June 30, 2019	June 30, 2018	March 31, 2019
Assets
Current assets
Cash and cash equivalents				$164,135	$202,107	$192,043
Restricted cash				3,137	2,374	5,378
Trade receivables, net				193,076	196,834	290,097
Other receivables				10,522	13,939	20,900
Accounts receivable, related parties				17,239	12,375	5,783
Inventories				817,663	916,928	668,171
Advances to tobacco suppliers				41,264	67,983	19,754
Recoverable income taxes				8,182	33,058	5,421
Prepaid expenses				20,448	22,356	15,934
Other current assets				15,156	17,635	15,027
Total current assets				1,290,822	1,485,589	1,238,508
Restricted cash				389	389	389
Investments in unconsolidated affiliates				64,535	67,898	69,459
Goodwill				34,547	34,487	34,336
Other intangible assets				70,778	74,322	71,781
Deferred income taxes, net				113,666	144,389	116,451
Long-term recoverable income taxes				2,638	898	3,067
Other deferred charges				2,340	3,554	2,175
Other noncurrent assets				51,505	62,973	46,713
Right-of-use assets				45,969	—	—
Property, plant, and equipment, net				288,386	254,867	276,396
Total assets				$1,965,575	$2,129,366	$1,859,275
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks				$520,828	$580,221	$428,961
Accounts payable				85,060	83,144	87,049
Accounts payable, related parties				20,773	23,008	19,054
Advances from customers				18,779	16,646	16,436
Accrued expenses and other current liabilities				104,392	99,356	91,282
Income taxes payable				18,314	13,718	3,728
Operating leases payable				15,275	—	—
Current portion of long-term debt				334	180	332
Total current liabilities				783,755	816,273	646,842
Long-term taxes payable				8,660	9,155	10,718
Long-term debt				899,672	910,635	898,386
Deferred income taxes				33,668	29,720	26,813
Liability for unrecognized tax benefits				8,544	8,917	11,189
Long-term leases				28,876	—	—
Pension, postretirement, and other long-term liabilities				71,835	73,866	73,308
Total liabilities				1,835,010	1,848,566	1,667,256
Commitments and contingencies
Stockholders’ equity	June 30, 2019	June 30, 2018	March 31, 2019
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,917	9,834	9,881	469,365	473,771	468,936
Retained deficit				(285,681)	(157,107)	(223,884)
Accumulated other comprehensive loss				(61,092)	(51,528)	(61,342)
Total stockholders’ equity of Pyxus International, Inc.				122,592	265,136	183,710
Noncontrolling interests				7,973	15,664	8,309
Total stockholders’ equity				130,565	280,800	192,019
Total liabilities and stockholders’ equity				$1,965,575	$2,129,366	$1,859,275
See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019	$469,365	$(285,681)	$(22,409)	$(36,438)	$(2,245)	$7,973	$130,565

Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	$473,771	$(157,107)	$(17,818)	$(32,214)	$(1,496)	$15,664	$280,800

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Three Months Ended June 30, 2019 and 2018 (Unaudited)
	Three Months Ended June 30,
(in thousands)	2019	2018
Operating Activities:
Net loss	$(62,163)	$(1,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,810	9,277
Debt amortization/interest	2,818	2,894
Debt retirement benefit	—	(84)
Gain on foreign currency transactions	(2,232)	(1,478)
Restructuring and asset impairment charges	212	1,541
Loss (gain) on sale of property, plant, and equipment	78	(186)
Equity in net income of unconsolidated affiliates, net of dividends	5,328	(431)
Bad debt expense	—	293
Stock-based compensation	429	295
Changes in operating assets and liabilities, net	(119,919)	(278,023)
Other, net	(3,283)	(5,793)
Net cash used by operating activities	(169,922)	(273,108)

Investing Activities:
Purchases of property, plant, and equipment	(19,344)	(8,047)
Proceeds from sale of property, plant, and equipment	224	219
Collections on beneficial interests on securitized trade receivables	72,266	76,241
Payments to acquire controlling interests, net of cash acquired	—	(8,692)
Other, net	(543)	(300)
Net cash provided by investing activities	52,603	59,421

Financing Activities:
Net proceeds from short-term borrowings	92,524	163,951
Repayment of long-term borrowings	(85)	(10,721)
Debt issuance cost	(3,368)	(4,851)
Debt retirement cost	—	(27)
Net cash provided by financing activities	89,071	148,352

Effect of exchange rate changes on cash	(1,901)	2,172

Decrease in cash, cash equivalents, and restricted cash	(30,149)	(63,163)
Cash and cash equivalents at beginning of period	192,043	264,660
Restricted cash at beginning of period	5,767	3,373
Cash, cash equivalents, and restricted cash at end of period	$167,661	$204,870

Other information:
Cash paid for income taxes	$5,222	$9,407
Cash paid for interest	19,187	15,231
Cash received from interest	(1,630)	(323)
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	46,882	48,685

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands)

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements represent the consolidation of Pyxus International, Inc. (the "Company" or "Pyxus") and all companies that we directly or indirectly control, either through majority ownership or otherwise. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. All intercompany accounts and transactions have been eliminated.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all the disclosures required by U.S. GAAP. Due to the seasonal nature of the Company’s business, the results of operations for any fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

Leases
The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. Lease contracts may include fixed payments for non-lease components, such as maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components. The Company does not recognize short-term leases, those lease contracts with durations of twelve months or less, on the consolidated balance sheet.

As applicable borrowing rates are not typically implied within the lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement and the contract currency of the lease arrangement.

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

Restricted Cash
The following summarizes the restricted cash balance:

	June 30, 2019	June 30, 2018	March 31, 2019
Compensating balance for short-term borrowings	$1,230	$1,047	$1,225
Capital investments	—	850	—
Escrow	1,397	—	2,894
Other	899	866	1,648
Total	$3,526	$2,763	$5,767

As of June 30, 2019 and 2018, and March 31, 2019, the Company held $0, $2,638, and $1,082, respectively, in the Zimbabwe Real Time Gross Settlement (“RTGS”) system. RTGS is a local currency equivalent that as of June 30, 2019 was exchanged at a government specified rate of 6.6:1 with the U.S. Dollar ("USD").

Property, Plant, and Equipment
The following summarizes purchases and sales of property, plant, and equipment included in accounts payable and notes receivable:

	June 30, 2019	June 30, 2018	March 31, 2019
Purchases of property, plant, and equipment included in accounts payable	$6,545	$1,854	$7,095
Sales of property, plant, and equipment included in notes receivable	1,950	1,999	1,957

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases, and retains a dual model approach for assessing lease classification and recognizing expense. This guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients, and interim transition disclosure requirements. The Company adopted this guidance during the first quarter beginning April 1, 2019 under the modified retrospective approach, which does not require adjustments to comparative periods or require modified disclosures for those comparative periods. The guidance provides a number of optional practical expedients in transition. The Company elected the package of transition practical expedients. The Company implemented changes to the accounting policies, systems, and controls to align with the new guidance. There is a material impact on the consolidated balance sheet from applying this guidance, which resulted in the recognition of new right-of-use assets of $43,900 and lease liabilities of $42,064 as of April 1, 2019 associated with the Company’s operating leases. The impact on the results of operations, cash flows, and existing debt covenants is not material. The adoption of this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from lease arrangements. See "Note 13. Leases" for more information.

Recent Accounting Pronouncements Not Yet Adopted
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the test for goodwill impairment as it eliminates step 2 of the goodwill impairment test by no longer requiring an entity to compare the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Upon adoption, goodwill impairment will be measured as the excess of the reporting unit's carrying value over fair value, limited to the amount of goodwill. The Company will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is needed. This guidance will be adopted on a prospective basis and is effective for the Company beginning on April 1, 2020. Early adoption is available and the Company is currently considering whether it will early adopt for its annual goodwill impairment testing. The Company does not expect the adoption of this new accounting standard to have a material impact on the Company's financial condition, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 updates disclosure requirements for defined benefit plans. This guidance will be adopted using a retrospective approach and is effective for the Company on March 31, 2021. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

3. Revenue Recognition

The Company derives revenue from contracts with customers, primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The following disaggregates sales and other operating revenues by major source:

	Three Months Ended June 30,
	2019	2018
Leaf - North America:
Product revenue	$31,141	$46,452
Processing and other revenues	3,809	3,600
Total sales and other operating revenues	34,950	50,052

Leaf - Other Regions:
Product revenue	225,147	223,896
Processing and other revenues	10,623	14,030
Total sales and other operating revenues	235,770	237,926

Other Products and Services:
Total sales and other operating revenues(1)	5,950	3,011

Total sales and other operating revenues	$276,670	$290,989
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

The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended June 30,
	2019	2018
Balance, beginning of period	$(13,381)	$(7,055)
Additions	—	(293)
Write-offs	6,131	91
Balance, end of period	(7,250)	(7,257)
Trade receivables	200,326	204,091
Trade receivables, net	$193,076	$196,834

4. Income Taxes

Accounting for Uncertainty in Income Taxes
As of June 30, 2019, the Company’s unrecognized tax benefits totaled $9,854, of which $7,575 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2019, accrued interest and penalties totaled $1,158 and $688, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

During the three months ended June 30, 2019, the Company reached an income tax settlement with the Kenyan Revenue Authority for $1,558 for a previously recorded uncertain tax position. In addition, a previous accrual to settle asserted issues for years 2009 to 2016 in Zimbabwe of $964 was reduced by $818 to account for the exchange rate impact of the local currency equivalent. The U.S. federal net operating loss was reduced to reflect the impacts of certain tax accounting methods on Global Intangible Low-Taxed Income ("GILTI").

The Company does not expect additional changes in the amount of its unrecognized tax benefits in the next twelve months but acknowledges circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions taken by the Company that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly has not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2019, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2016. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2019
The Company's quarterly provision for income taxes has been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. The effective tax rate used for the three months ended June 30, 2019 and 2018 was (59.2)% and 92.7%, respectively. The decrease in the effective tax rate was due to the impact of net foreign exchange effects, increases in non-deductible interest, as well as Subpart F income, and variation in expected jurisdictional mix of earnings.

For the three months ended June 30, 2019, the Company recorded the net tax effects of certain discrete events, which resulted in an income tax benefit of $2,601. This discrete income tax benefit primarily related to the impact of changes in uncertain tax positions, an adjustment made to the deemed repatriation tax liability as a result of retroactive regulatory guidance issued during the quarter, and changes in foreign exchange impacts. For the three months ended June 30, 2018, the Company recorded the tax effects of a discrete event resulting in additional income tax expense of $3,906. This discrete income tax expense primarily related to the impact of changes in uncertain tax positions and changes in foreign exchange impacts.

5. Guarantees

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

	June 30, 2019	June 30, 2018	March 31, 2019
Amounts guaranteed (not to exceed)	$127,738	$153,347	$143,298
Amounts outstanding under guarantee	90,535	84,116	103,846
Fair value of guarantees	3,136	3,544	3,714

Of the guarantees outstanding at June 30, 2019, most expire within one year. As of June 30, 2019 and 2018, and March 31, 2019, respectively, the Company had balances of $24,131, $18,652, and $18,659 due to local banks on behalf of suppliers included in accounts payable in the condensed consolidated balance sheets.

6. Goodwill and Intangibles

The following summarizes goodwill and other intangible assets:

	Three Months Ended June 30, 2019
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.3 years	$63,980	$—	$(30,032)	$—	$33,948
Production and supply contracts	2.7 years	14,893	—	(10,892)	—	4,001
Internally developed software	3.8 years	19,917	205	(18,531)	—	1,591
Licenses (2)	17.9 years	32,284	68	(2,106)	570	30,816
Trade names	6.8 years	500	—	(78)	—	422
Intangibles not subject to amortization:
Goodwill		34,336	—	—	211	34,547
Total		$165,910	$273	$(61,639)	$781	$105,325
(1) Amortization expense across intangible asset classes for the three months ended June 30, 2019 was $1,846.
(2) Certain of the Company's license intangibles are subject to annual renewal.

	Twelve Months Ended March 31, 2019
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions (1)	Accumulated Amortization (2)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.6 years	$58,530	$5,450	$(29,027)	$—	$34,953
Production and supply contracts	2.9 years	14,893	—	(10,668)	—	4,225
Internally developed software	3.8 years	18,812	1,105	(18,391)	—	1,526
Licenses (3)	18.1 years	30,339	2,991	(1,644)	(1,046)	30,640
Trade names	7.0 years	—	500	(63)	—	437
Intangibles not subject to amortization:
Goodwill (4)		27,546	7,174	—	(384)	34,336
Total		$150,120	$17,220	$(59,793)	$(1,430)	$106,117

(1) Additions to goodwill, customer relationships, and trade names relate to the acquisition of Humble Juice. Additions to licenses relates to FIGR East, FIGR Norfolk, and Alliance One Specialty Products, LLC.
(2) Amortization expense across intangible asset classes for the fiscal year ended March 31, 2019 was $7,943.
(3) Certain of the Company's license intangibles are subject to annual renewal.
(4) Goodwill activity relates to the Other Products and Services segment.

The following summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software*	Licenses	Trade Names	Total
July 1, 2019 through March 31, 2020	$3,017	$1,992	$375	$1,342	$48	$6,774
2021	4,022	1,397	394	1,789	63	7,665
2022	4,022	612	322	1,787	63	6,806
2023	4,022	—	289	1,783	63	6,157
2024	4,022	—	170	1,783	63	6,038
Later	14,843	—	41	22,332	122	37,338
	$33,948	$4,001	$1,591	$30,816	$422	$70,778
*Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2019. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

7. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory on behalf of the Company and other parties or are securitization entities. These variable interests relate to equity investments, advances, guarantees made by the Company, and securitized receivables. The Company is not the primary beneficiary of the majority of its variable interests in variable interest entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice Co., LLC ("Humble Juice"), a consolidated entity for which the related intercompany accounts and transactions have been eliminated.

The following summarizes financial relationships with variable interest entities:

	June 30, 2019	June 30, 2018	March 31, 2019
Investment in variable interest entities	$57,541	$63,021	$64,281
Advances to variable interest entities	14,500	9,937	3,273
Guaranteed amounts to variable interest entities (not to exceed)	63,584	71,919	67,027

The Company's investment in and advances to variable interest entities are classified as investments in unconsolidated affiliates and accounts receivable, related parties, respectively, in the consolidated balance sheets. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, advances, guarantees, and the deferred purchase price on the sale of securitized receivables that is disclosed in "Note 18. Sale of Receivables".

8. Segment Information

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

•Other Products and Services primarily consists of cannabis and e-liquid products. Cannabis was legalized for adult use in Canada on October 17, 2018. The cannabis products of certain of the Company's subsidiaries have been sold in the Canadian market, primarily to municipally-owned retailers. E-liquids products are sold to consumers via e-commerce platforms and other distribution channels, and retail stores.

The following summarizes segment information:

	Three Months Ended June 30,
	2019	2018
Sales and other operating revenues:
Leaf - North America	$34,950	$50,052
Leaf - Other Regions	235,770	237,926
Other Products and Services	5,950	3,011
Total sales and other operating revenues	$276,670	$290,989

Operating income (loss):
Leaf - North America	$762	$1,293
Leaf - Other Regions	7,034	7,654
Other Products and Services	(14,725)	(4,256)
Total operating (loss) income	$(6,929)	$4,691

	June 30, 2019	June 30, 2018	March 31, 2019
Segment assets:
Leaf - North America	$257,707	$300,307	$243,248
Leaf - Other Regions	1,540,147	1,735,490	1,488,226
Other Products and Services	167,721	93,569	127,801
Total assets	$1,965,575	$2,129,366	$1,859,275

9. Earnings Per Share

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding, net of shares of common stock held by a wholly owned subsidiary. 785 shares of common stock were owned by the subsidiary as of June 30, 2019 and 2018. This subsidiary waives its right to receive dividends and does not have the right to vote.

Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 427 at a weighted average exercise price of $60.00 per share as of June 30, 2019 and 2018. Diluted net loss per share as of June 30, 2019 was the same as basic net loss per share as the effects of potentially dilutive items were antidilutive given the Company’s net loss.

The following summarizes the computation of earnings per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2019		2018
Basic loss per share:
Net loss attributable to Pyxus International, Inc.	$(61,797)		$(759)
Shares:
Weighted average number of shares outstanding	9,100		9,027
Basic loss per share	$(6.79)		$(0.08)

Diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(61,797)		$(759)
Shares:
Weighted average number of shares outstanding	9,100		9,027
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Adjusted weighted average number of shares outstanding	9,100		9,027
Diluted loss per share	$(6.79)		$(0.08)
*All outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 62 and 65 at June 30, 2019 and 2018, respectively.

10. Stock-Based Compensation

The following summarizes the Company's stock-based compensation expense related to awards granted under its various employee and non-employee stock incentive plans:

	Three Months Ended June 30,
(in thousands)	2019	2018
Stock-based compensation expense	$429	$295
Stock-based compensation expense payable in cash	—	—

The following summarizes the Company's stock-based compensation awards:

	Three Months Ended June 30,
(in thousands, except grant date fair value)	2019	2018
Restricted stock
Number granted	13	7
Grant date fair value	$15.20	$15.85
Restricted stock units
Number granted	2	61
Grant date fair value	$18.29	$16.00
Performance-based stock units
Number granted	—	30
Grant date fair value	$—	$16.00

Restricted stock units granted during the three months ended June 30, 2019 vest ratably over a three-year period.

11. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,437 and the total assessment including penalties and interest at June 30, 2019 is $12,041.

On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,973 and the total assessment including penalties and interest at June 30, 2019 is $7,862. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $10,782. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Other Matters
On June 7, 2019, the Company and certain of its officers were named as defendants in a complaint filed in the United States District Court for the Eastern District of North Carolina. The complaint was brought on behalf of a putative class of investors who purchased the Company's common stock between June 7, 2018 and November 8, 2018. The complaint alleges that the defendants violated federal securities laws provisions with respect to fraud and material representations, which purported misconduct was revealed by the Company's November 8, 2018 announcement that sales and other operating revenues for the quarter ended September 30, 2018 had decreased approximately 12% over the prior year quarter and the announcement on November 9, 2018 by the Securities and Exchange Commission that the Company had settled charges that it had materially misstated its financial statements from 2011 through the second quarter of 2015 due to improper and insufficient accounting, processes and control activities, deferred crop costs and revenue transactions in Africa. The complaint alleges that members of the purported class were harmed by the decline in the trading price of the Company's common stock on the dates of these announcements. The complaint seeks damages in an unspecified amount. The Company does not believe the claims have merit, and intends to vigorously defend against the claims made in the complaint.

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

Asset Retirement Obligations
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

12. Debt Arrangements

ABL Facility
The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of June 30, 2019, the Company did not satisfy this fixed charge coverage ratio. The Company may not satisfy this ratio from time to time and failure to meet this fixed charge coverage ratio does not constitute an event of default.

13. Leases

The Company has operating leases for land, buildings, automobiles, and other equipment that expire at various dates through 2040. Leases for real estate generally have initial terms ranging from 2 to 15 years, excluding renewal options. Leases for equipment typically have initial terms ranging from 2 to 5 years excluding renewal options. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

The following summarizes weighted-average information associated with the measurement of remaining operating lease as of June 30, 2019:

Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	9.5%

The following summarizes lease costs for operating leases for the three months ended June 30, 2019:

Operating lease costs	$4,188
Variable and short-term lease costs	1,468
Total lease costs	$5,656

The following summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities three months ended June 30, 2019:

Operating cash flows impact - operating leases	$4,140
Right-of-use assets obtained in exchange for new operating leases	$1,578

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the condensed consolidated balance sheet as of June 30, 2019:

2020 (excluding the three months ended June 30, 2019)	$11,672
2021	14,328
2022	10,462
2023	6,117
2024	4,982
Thereafter	11,772
Total future minimum lease payments	59,333
Less: amounts related to imputed interest	15,182
Present value of future minimum lease payments	44,151
Less: operating lease liabilities, current	15,275
Operating lease liabilities, non-current	$28,876

The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases. The following presents the future minimum rental commitments under noncancelable operating leases as of March 31, 2019:

2020 (excluding the three months ended June 30, 2019)	$15,651
2021	10,554
2022	8,483
2023	6,735
2024	5,356
Thereafter	7,324
Total	$54,103
14. Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases, processing costs, and selling, general and administrative costs. As of June 30, 2019 and 2018, accumulated other comprehensive loss includes $2,245 and $1,496, net of tax of $98 and $398, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $651 and $0 in its cost of goods and services sold for the three months ended June 30, 2019 and 2018, respectively. The Company recorded a current derivative asset of $3 and $6 as of June 30, 2019 and 2018, respectively, included on the condensed consolidated balance sheets. The USD notional amount of derivatives contracts outstanding as of June 30, 2019 was $32,574.

15. Pension and Other Postretirement Benefits

The following summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended June 30,
	2019	2018
Operating expenses:
Service cost	$117	$120
Interest expense:
Interest expense	1,029	1,155
Expected return on plan assets	(1,121)	(1,286)
Amortization of prior service cost	10	11
Actuarial loss	456	422
Net periodic pension cost	$491	$422

	Other Postretirement Benefits
	Three Months Ended June 30,
	2019	2018
Operating expenses:
Service cost	$2	$4
Interest expense:
Interest expense	82	83
Amortization of prior service cost	(177)	(177)
Actuarial loss	109	109
Net periodic pension cost	$16	$19

For the three months ended June 30, 2019, contributions were made to pension plans and postretirement health and life insurance benefits of approximately $1,463 and $102, respectively. Additional contributions to pension plans and postretirement health and life insurance benefits of approximately $5,171 and $386, respectively, are expected during the remainder of fiscal 2020.

16. Inventories

Inventories consist of the following:

	June 30, 2019	June 30, 2018	March 31, 2019
Processed tobacco	$554,165	$563,539	$455,303
Unprocessed tobacco	238,653	330,227	186,108
Other	24,845	23,162	26,760
Total	$817,663	$916,928	$668,171

17. Other Comprehensive Loss

The movements in accumulated other comprehensive loss and the related tax effects that are due to current period activity and reclassifications to the condensed consolidated statements of operations as shown on the condensed consolidated statements of comprehensive loss. The following summarizes pension and other postretirement benefits and derivatives that were reclassified from accumulated other comprehensive loss to interest expense and cost of goods and services sold within the condensed consolidated statement of operations:

	Three Months Ended June 30,		Affected Line Item in the Condensed
	2019	2018	Consolidated Statements of Operations
Pension and other postretirement benefits*:
Actuarial loss	$560	$533
Amortization of prior service cost	(165)	(167)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	395	366
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(84)	—
Amounts reclassified from accumulated other comprehensive loss to net income, net	$311	$366	Interest expense

	Three Months Ended June 30,		Affected Line Item in the Condensed
	2019	2018	Consolidated Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$651	$—
Amounts reclassified from accumulated other comprehensive loss to net income, gross	$651	$—
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(137)	—
Amounts reclassified from accumulated other comprehensive loss to net income, net	$514	$—	Cost of goods and services sold

*Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 15. Pension and Other Postretirement Benefits" for more information.

18. Sale of Receivables

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. During the three months ended June 30, 2018, the investment limit of this program was decreased from $155,000 trade receivables to $125,000 trade receivables. Under the second facility, the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of June 30, 2019, the investment limit under the second facility was $125,000 trade receivables.

The Company is the servicer of both facilities and may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $6,348, $8,559, and $5,208 as of June 30, 2019 and 2018, and March 31, 2019, respectively.

The following summarizes the accounts receivable securitization information:

	June 30,		March 31,
	2019	2018	2019
Receivables outstanding in facility	$78,258	$79,179	$210,672
Beneficial interest	14,648	17,736	40,332
Servicing liability	—	8	90

Cash proceeds for the three months ended:
Cash purchase price	$103,517	$101,080	$672,333
Deferred purchase price	72,266	76,240	242,966
Service fees	137	180	576
Total	$175,920	$177,500	$915,875

19. Fair Value Measurements

The following summarizes the items measured at fair value on a recurring basis:

	June 30, 2019			June 30, 2018			March 31, 2019
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$3	$—	$3	$6	$—	$6	$186	$—	$186
Securitized beneficial interests	—	14,648	14,648	—	17,736	17,736	—	40,332	40,332
Total assets	$3	$14,648	$14,651	$6	$17,736	$17,742	$186	$40,332	$40,518
Liabilities
Long-term debt	$814,766	$623	$815,389	$863,620	$711	$864,331	$830,082	$703	$830,785
Guarantees	—	3,136	3,136	—	3,544	3,544	—	3,714	3,714
Total liabilities	$814,766	$3,759	$818,525	$863,620	$4,255	$867,875	$830,082	$4,417	$834,499

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

Level 3 measurements

•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include a market interest rate of 15.0% and the Company’s historical loss rates of 2.4% to 10.0% as of June 30, 2019. The historical loss rate was weighted by the principal balance of the loans.
•Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 84 days and a discount rate of 4.9% as of June 30, 2019. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$40,332	$3,714	$48,715	$5,864
Issuances of sales of receivables/guarantees	46,882	293	48,685	244
Settlements	(71,623)	(879)	(79,551)	(2,701)
(Losses) gains recognized in earnings	(943)	8	(113)	137
Ending balance	$14,648	$3,136	$17,736	$3,544

The amount of total losses included in earnings for the three months ended June 30, 2019 and 2018, and for the fiscal year ended March 31, 2019 attributable to the change in unrealized losses relating to assets still held at the respective dates were $946, $801, and $1,289 on securitized beneficial interests.

20. Related Party Transactions

The following summarizes sales and purchases with related parties:

	Three Months Ended June 30,
	2019	2018
Sales	$7,504	$6,890
Purchases	21,355	26,267

21. Investee Companies

The following summarizes the Company's equity method investments as of June 30, 2019:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	6,707
Criticality LLC	U.S.	extraction of cannabidiol from industrial hemp	40%	913
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	2,026
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

The following summarizes financial information for these investees for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Operations Statement Information	2019	2018
Sales	$46,233	$47,226
Gross profit	9,507	7,767
Net income	3,100	2,044
Company's dividends received	6,094	—

	June 30,
Balance Sheet Information	2019	2018	March 31, 2019
Current assets	$236,389	$235,004	$152,661
Property, plant, and equipment and other assets	55,023	50,618	53,103
Current liabilities	184,526	172,263	89,791
Long-term obligations and other liabilities	3,354	4,622	3,222

Of the amounts presented above, the following summarizes financial information for China Brasil Tobacos Exportadora SA for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Operations Statement Information	2019	2018
Sales	$18,391	$23,235
Gross profit	2,212	3,605
Net (loss) income	(35)	780
Net (loss) income attributable to the investee	(17)	382

22. Acquisition of Humble Juice Co., LLC

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

Revenue, operating loss, and net loss of Humble Juice in the condensed consolidated statements of operations from and including April 2, 2018 to June 30, 2018 were $2,487, $(501), and $(256), respectively. As a result, the impact to basic and diluted earnings per share was $(0.03) and $(0.03), respectively.

23. Restructuring and Asset Impairment Charges

During the fiscal year ended March 31, 2019, the Company incurred costs associated with the closure of a processing facility in the Leaf - Other Regions segment in order to process tobacco in the affected area under a third-party processing arrangement going forward, the consolidation of the Company's U.S. green tobacco processing operations into its Wilson, North Carolina facility, and the re-purposing of its Farmville, North Carolina facility for storage and special projects.

The following summarizes the restructuring actions:

	Three Months Ended June 30,
	2019	2018
Employee separation charges	$93	$1,198
Asset impairment and other non-cash charges	119	343
Restructuring and asset impairment charges	$212	$1,541

The following summarizes the employee separation and other cash charges recorded in the Company's Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended June 30,
	2019		2018
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$1,621	$222	$—	$107
Period charges	7	86	247	951
Payments	(811)	(94)	—	—
Ending balance	$817	$214	$247	$1,058

The following summarizes the asset impairment and other non-cash charges for the Company's Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended June 30,
	2019	2018
Leaf - North America	$—	$—
Leaf - Other Regions	119	343
Total	$119	$343

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our company changed its name from Alliance One International, Inc. to Pyxus International, Inc. on September 12, 2018. The following executive overview for the period ended June 30, 2019 is intended to provide highlights of the discussion and analysis that follows.

Financial Results
Sales and other operating revenues decreased to $276.7 million, a 4.9% decrease from the three months ended June 30, 2018. This decrease was primarily due to an 11.5% decrease in Leaf volumes, primarily in North America and Africa due to the timing of shipments. This decrease was partially offset by the continued development of the Other Products and Services segment and a 7.2% increase in average sales price due to favorable Leaf product mix. Gross profit as a percent of sales increased to 14.3% for the three months ended June 30, 2019 from 14.2% for the three months ended June 30, 2018. This increase was primarily due to increased sales in the Other Products and Services segment and favorable Leaf product mix. Total selling, general and administrative expense ("SG&A") increased $11.3 million or 29.7% to $49.4 million for the three months ended June 30, 2019 from $38.1 million for the three months ended June 30, 2018. SG&A as a percent of sales increased to 17.9% for the three months ended June 30, 2019 from 13.1% for the three months ended June 30, 2018. These increases were primarily due to startup costs associated with branding, marketing, and advertising expenses for the FIGR cannabinoid and Humble Juice e-liquid brands and the evaluation of a partial monetization of a portion of the Other Prodcuts and Services segment.

Liquidity
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. As of June 30, 2019, the Company's available credit lines, letters of credit, and cash totaled $505.5 million. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook
Following a transformative fiscal year 2019, we remain dedicated to execution of our strategy and opportunities to drive enhanced shareholder value. As we move into the next phase of our ‘One Tomorrow’ journey, we are taking additional steps to further position Pyxus for long-term success. We are committed to driving improved results and we remain focused on strengthening our leaf business while continuing to invest in our new startup business ventures to position them for growth. In addition, we are continuing to evaluate the consolidation of Pyxus' ownership in its two majority-owned Canadian cannabis businesses with two of its minority-owned U.S. hemp and e-liquids businesses under the common control of a subsidiary separate from Pyxus’ other operations, as well as assess related opportunities to monetize a portion of its interests in this subsidiary in fiscal 2020.
Moving forward in fiscal year 2020, we are committed to the ongoing execution of our strategy in the next chapter of our transformation as we work together to achieve our shared purpose to transform people's lives so that we can grow a better world. Our team remains focused on pursuing growth opportunities, enhancing the balance sheet and unlocking value for the benefit of our shareholders, customers, affiliates and employees.

Results of Operations

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended June 30,
			Change
(in millions)	2019	2018	$	%
Sales and other operating revenues	$276.7	$291.0	$(14.3)	(4.9)
Cost of goods and services sold	237.0	249.6	(12.6)	(5.0)
Gross profit	39.7	41.4	(1.7)	(4.1)
Selling, general, and administrative expenses	49.4	38.1	11.3	29.7
Other income, net	2.9	2.9	—	—
Restructuring and asset impairment charges	0.2	1.5	(1.3)	(86.7)
Operating (loss) income*	(6.9)	4.7	(11.6)	(246.8)
Debt retirement expense (income)	—	(0.1)	0.1	100.0
Interest expense	33.8	32.9	0.9	2.7
Interest income	1.2	0.9	0.3	33.3
Income tax expense (benefit)	23.5	(25.3)	48.8	192.9
Equity in net income of investee companies	0.9	0.6	0.3	50.0
Net loss attributable to noncontrolling interests	(0.4)	(0.7)	0.3	42.9
Net loss attributable to Pyxus International, Inc.*	$(61.8)	$(0.8)	$(61.0)	(7,625.0)

* Amounts may not equal column totals due to rounding

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Sales and other operating revenues decreased $14.3 million or 4.9% to $276.7 million for the three months ended June 30, 2019 from $291.0 million for the three months ended June 30, 2018. This decrease was primarily due to an 11.5% decrease in Leaf volumes, attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco in North America and timing of shipments in Africa. This decrease was partially offset by the continued development of the Other Products and Services segment and a 7.2% increase in average sales price due to favorable Leaf product mix.

Cost of goods sold decreased $12.6 million or 5.0% to $237.0 million for the three months ended June 30, 2019 from $249.6 million for the three months ended June 30, 2018. This decrease was primarily due to the decrease in Leaf volume in North America.

Gross profit as a percent of sales increased to 14.3% for the three months ended June 30, 2019 from 14.2% for three months ended June 30, 2018. This increase was primarily due to increased sales in the Other Products and Services segment and favorable Leaf product mix.

Selling, general, and administrative expense ("SG&A") increased $11.3 million or 29.7% to $49.4 million for the three months ended June 30, 2019 from $38.1 million for the three months ended June 30, 2018. SG&A as a percent of sales increased to 17.9% for the three months ended June 30, 2019 from 13.1% for the three months ended June 30, 2018. These increases were primarily due to startup costs associated with branding, marketing, and advertising expenses for the FIGR cannabinoid and Humble Juice e-liquid brands and the evaluation of a partial monetization of the Other Prodcuts and Services segment.

Restructuring and asset impairment charges decreased $1.3 million or 86.7% to $0.2 million for the three months ended June 30, 2019 from $1.5 million for the three months ended June 30, 2018 primarily due to a cost-saving and restructuring associated with the closure of a processing facility in the Leaf - Other Regions segment in 2018.

Income tax expense increased $48.8 million or 192.9% to $23.5 million for three months ended June 30, 2019 from $(25.3) million for the three months ended June 30, 2018. This increase was primarily due to the change in the effective tax rate from 92.7% to (59.2)% for the three months ended June 30, 2018 and 2019, respectively, and the occurrence of certain discrete items during the three months ended June 30, 2019.

Results of Operations (continued)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (continued)

Leaf - North America Supplemental Information
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2019	2018	$	%
Kilos sold	6.6	11.0	(4.4)	(40.0)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$31.1	$46.5	$(15.4)	(33.1)
Average price per kilo	4.71	4.23	0.48	11.3
Processing and other revenues	3.8	3.6	0.2	5.6
Total sales and other operating revenues	34.9	50.1	(15.2)	(30.3)
Tobacco cost of goods sold:
Tobacco costs	24.4	38.2	(13.8)	(36.1)
Transportation, storage, and other period costs	3.2	2.8	0.4	14.3
Derivative financial instrument and exchange losses (gains)	(0.1)	(0.1)	—	—
Total tobacco cost of goods sold	27.5	40.9	(13.4)	(32.8)
Average cost per kilo	4.17	3.72	0.45	12.1
Processing and other revenues cost of services sold	2.2	2.1	0.1	4.8
Total cost of goods and services sold	29.7	43.0	(13.3)	(30.9)
Gross profit	5.2	7.1	(1.9)	(26.8)
Selling, general, and administrative expenses	4.2	5.4	(1.2)	(22.2)
Other income, net	(0.2)	(0.1)	(0.1)	(100.0)
Restructuring and asset impairment charges	—	0.3	(0.3)	(100.0)
Operating income	$0.8	$1.3	(0.5)	(38.5)

Sales and other operating revenues decreased $15.2 million or 30.3% to $34.9 million for the three months ended June 30, 2019 from $50.1 million for the three months ended June 30, 2018. This decrease was primarily due to lower volume attributable to Hurricane Florence reducing the U.S. crop size and foreign tariffs on U.S. tobacco. This decrease was partially offset by an 11.3% increase in average sales prices due to product mix.

Cost of goods sold decreased $13.3 million or 30.9% to $29.7 million for the three months ended June 30, 2019 from $43.0 million for the three months ended June 30, 2018. This decrease was primarily due to the decrease in volume.

Gross profit as a percent of sales increased to 14.9% for the three months ended June 30, 2019 from 14.2% for the three months ended June 30, 2018. This increase was primarily due to favorable changes in product mix. This increase was partially offset by higher conversion costs in the U.S. from lower factory throughput driven by reduced volumes.

SG&A decreased $1.2 million or 22.2% to $4.2 million for the three months ended June 30, 2019 from $5.4 million for the three months ended June 30, 2018. This decrease was primarily due to the impact of restructuring initiatives enacted in the prior year. SG&A as a percent of sales increased to 12.0% for the three months ended June 30, 2019 from 10.8% for the three months ended June 30, 2018. This increase was primarily due to the decrease in sales. This increase was partially offset by lower SG&A costs in the current year due to the impact of restructuring initiatives enacted in the prior year.

Results of Operations (continued)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (continued)

Leaf - Other Regions Supplemental Information
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2019	2018	$	%
Kilos sold	54.9	58.5	(3.6)	(6.2)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$225.2	$223.9	$1.3	0.6
Average price per kilo	4.10	3.83	0.27	7.0
Processing and other revenues	10.6	14.0	(3.4)	(24.3)
Total sales and other operating revenues	235.8	237.9	(2.1)	(0.9)
Tobacco cost of goods sold:
Tobacco costs	183.2	186.6	(3.4)	(1.8)
Transportation, storage, and other period costs	12.8	10.0	2.8	28.0
Derivative financial instrument and exchange losses (gains)	(0.9)	(3.6)	2.7	75.0
Total tobacco cost of goods sold	195.1	193.0	2.1	1.1
Average cost per kilo	3.55	3.30	0.25	7.6
Processing and other revenues cost of services sold	8.5	10.7	(2.2)	(20.6)
Total cost of goods and services sold	203.6	203.7	(0.1)	—
Gross profit	32.2	34.2	(2.0)	(5.8)
Selling, general, and administrative expenses	28.2	28.4	(0.2)	(0.7)
Other income, net	3.2	3.1	0.1	3.2
Restructuring and asset impairment charges	0.2	1.3	(1.1)	(84.6)
Operating income	$7.0	$7.6	$(0.6)	(7.9)

Sales and other operating revenues decreased $2.1 million or 0.9% to $235.8 million for the three months ended June 30, 2019 from $237.9 million for the three months ended June 30, 2018. This decrease was primarily due to a 6.2% decrease in volumes, primarily in Africa due to the timing of shipments. This decrease was partially offset by an 7.0% increase in average sales prices due to product mix in South America and Asia.

Cost of goods sold decreased $0.1 million to $203.6 million for the three months ended June 30, 2019 from $203.7 million for the three months ended June 30, 2018.

Gross profit as a percent of sales decreased to 13.7% for the three months ended June 30, 2019 from 14.4% for the three months ended June 30, 2018. This decrease was primarily due to higher conversion costs in Africa from lower factory throughput driven by lower volumes and the unfavorable exchange impact on local currency costs, primarily in Europe. This decrease was partially offset by favorable product mix in South America and Asia.

SG&A decreased $0.2 million or 0.7% to $28.2 million for the three months ended June 30, 2019 from $28.4 million for the three months ended June 30, 2018. SG&A as a percent of sales increased to 12.0% for the three months ended June 30, 2019 from 11.9% for the three months ended June 30, 2018. These increases were primarily due to the decrease in sales.

Restructuring and asset impairment charges decreased $1.1 million or 84.6% to $0.2 million for the three months ended June 30, 2019 from $1.3 million for the three months ended June 30, 2018 primarily due to a cost-saving and restructuring associated with the closure of a processing facility in Europe in 2018.

Results of Operations (continued)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (continued)

Other Products and Services Supplemental Information
	Three Months Ended June 30,
			Change
(in millions)	2019	2018	$	%
Sales and other operating revenues	$6.0	$3.0	$3.0	100.0
Cost of goods and services sold	3.7	2.9	0.8	27.6
Gross profit	2.3	0.1	2.2	2,200.0
Selling, general, and administrative expenses	17.0	4.3	12.7	295.3
Other income, net	—	(0.1)	0.1	100.0
Operating loss	$(14.7)	$(4.3)	$(10.4)	(241.9)

Sales and other operating revenues increased $3.0 million or 100.0% to $6.0 million for the three months ended June 30, 2019 from $3.0 million for the three months ended June 30, 2018. This increase was primarily due to increased cannabiniod revenue attributable to sales in the province of Nova Scotia following the legalization of the Canadian recreational cannabis market on October 17, 2018, as well as increased e-liquids product revenue attributable to additional product offerings and an expanding customer base.

Cost of goods sold increased $0.8 million or 27.6% to $3.7 million for the three months ended June 30, 2019 from $2.9 million for the three months ended June 30, 2018. This increase was primarily due to the increase in sales.

Gross profit as a percent of sales increased to 38.3% for the three months ended June 30, 2019 from 3.3% for the three months ended June 30, 2018. This increase was primarily due to higher sales volume and favorable changes in product mix.

SG&A increased $12.7 million or 295.3% to $17.0 million for the three months ended June 30, 2019 from $4.3 million for the three months ended June 30, 2018. SG&A as a percent of sales increased to 283.3% for the three months ended June 30, 2019 from 143.3% for the three months ended June 30, 2018. These increases were primarily due to startup costs associated with branding, marketing, and advertising expenses for the FIGR cannabinoid and Humble Juice e-liquid brands and the evaluation of a partial monetization of the Other Prodcuts and Services segment.

Liquidity and Capital Resources

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

As of June 30, 2019, we are approaching the seasonally-adjusted peak for our South American crop lines as we are completing purchasing and processing in these markets, with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2018 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally-elevated working capital needs. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will actively monitor and hedge foreign currency costs, as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased to $507.0 million at June 30, 2019 from $591.7 million at March 31, 2019. Our current ratio was 1.6 to 1 at June 30, 2019 and 1.9 to 1 at March 31, 2019. The decrease in working capital was primarily related to the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops partially offset by lower cash balances and accounts receivable due to the timing of collections.

The following is a summary of items from the condensed consolidated balance sheets and condensed consolidated statements of cash flows:

	June 30,		March 31,
(in millions except for current ratio)	2019	2018	2019
Cash and cash equivalents	$164.1	$202.1	$192.0
Trade and other receivables, net	203.6	210.8	311.0
Inventories and advances to tobacco suppliers	858.9	984.9	687.9
Total current assets	1,290.8	1,485.6	1,238.5
Notes payable to banks	520.8	580.2	429.0
Accounts payable	85.1	83.1	87.0
Advances from customers	18.8	16.6	16.4
Total current liabilities	783.8	816.3	646.8
Current ratio	1.6 to 1	1.8 to 1	1.9 to 1
Working capital	507.0	669.3	591.7
Long-term debt	899.7	910.6	898.4
Stockholders’ equity attributable to Pyxus International, Inc.	122.6	265.1	183.7
Net cash provided (used) by:
Operating activities	(169.9)	(273.1)
Investing activities	52.6	59.4
Financing activities	89.1	148.4

Approximately $83.4 million of our outstanding cash balance at June 30, 2019 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Operating Cash Flows
Net cash used by operating activities decreased $103.2 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in cash used was primarily due to smaller crop sizes in South America and Africa.

Investing Cash Flows
Net cash provided by investing activities decreased $6.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in cash provided was primarily due to higher purchases for property, plant, and equipment related to expansion of the Other Products and Services segment.

Financing Cash Flows
Net cash provided by financing activities decreased $59.3 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease is primarily due to lower net proceeds from short-term borrowings due to decreases in purchasing requirements for the current South American crops.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, advances from customers, and cash from operations when available. At June 30, 2019, we had cash of $164.1 million and total debt outstanding of $1,420.8 million comprised of $520.8 million of short-term notes payable to banks, $271.4 million of 8.5% senior secured first lien notes, $628.0 million of 9.875% senior secured second lien notes, and $0.6 million of other long-term debt. The $91.8 million seasonal increase in notes payable to banks from March 31, 2019 to June 30, 2019 results from the timing of borrowings under the Brazilian credit lines. Aggregated peak borrowings by facility occurring during the three months ended June 30, 2019 and 2018, were $645.3 million at a weighted average interest rate of 7.2% and $635.7 million at a weighted average interest rate of 6.2%, respectively. Aggregated peak borrowings by facility occurring during the three months ended June 30, 2019 and 2018 were repaid with cash provided by operating activities. Available credit as of June 30, 2019 was $341.4 million comprised of $60.0 million under our ABL facility, $275.1 million of notes payable to banks, and $6.3 million of availability for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million. At June 30, 2019, our unrestricted cash and cash equivalents was $164.1 million. In fiscal 2020, we expect to incur capital expenditures of approximately $83.0 million. Approximately $27.0 million is expected to be expended for routine replacement of equipment and investments intended to add value to our customers or increase efficiency in our tobacco business. Approximately $6.0 million is expected to be expended for value-added agriculture capabilities. The remainder is expected to be for expansion of our production capacity in Canada with anticipated funding by future Canadian structure-finance products.

No cash dividends were paid to shareholders during the three months ended June 30, 2019. The payment of dividends is restricted under the terms of our ABL credit facility, the indentures governing the 8.5% senior secured first lien notes, and the 9.875% senior secured second lien notes.

Our debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of June 30, 2019:

			June 30, 2019
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
(in millions)	2019	2019	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60.0	—%
Senior notes:
8.5% senior secured first lien notes due 2021	270.9	271.4	—	8.5%
9.875% senior secured second lien notes due 2021	627.1	628.0	—	9.9%
Other long-term debt	0.7	0.6	—	5.3%	(2)
Notes payable to banks (3)	429.0	520.8	275.1	6.9%	(2)
Total debt	$1,327.7	$1,420.8	$335.1
Short-term	$429.0	$520.8
Long-term:
Current portion of long-term debt	$0.3	$0.3
Long-term debt	898.4	899.7
	$898.7	$900.0
Letters of credit	$5.4	$6.4	6.3
Total credit available			$341.4

(1) As of June 30, 2019, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180.0 million.
(2) Weighted average rate for the trailing twelve months ended June 30, 2019.
(3) Primarily foreign seasonal lines of credit.

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. tobacco operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2019, we had $520.8 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $808.6 million, subject to limitations as provided for in the agreement governing our ABL credit facility. Additionally, against these lines there was $12.7 million available in letter of credit capacity with $6.4 million issued but unfunded.

Recent Accounting Pronouncements Not Yet Adopted
See "Note 2. New Accounting Standards" for more information.

Zimbabwe Currency Considerations
As of June 30, 2019, the Company held $0 in the Zimbabwe RTGS system. RTGS is a local currency equivalent that as of June 30, 2019 was exchanged at a government specified rate of 6.6:1 with the U.S. Dollar ("USD"). In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC. As of June 30, 2019, MTC has $90.6 million of net assets. See "Item 1A. Risk Factors" for more information.

Factors That May Affect Future Results
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability, currency and interest rate fluctuations, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, changes in costs incurred in supplying products and related services, uncertainties with respect to the impact of regulation associated with new business lines, including the risk of obtaining anticipated regulatory approvals in Canada, uncertainties regarding the regulation of the production and distribution of hemp products and continued compliance with applicable regulatory requirements, uncertainties with respect to the development of the industries and markets of the new business lines, consumer acceptance of products offered by the new business lines, uncertainties with respect to the timing and extent of retail and product-line expansion; the impact of increasing competition in the new business lines, uncertainties regarding obtaining financing to fund planned facilities expansions in Prince Edward Island and Ontario, the possibility of delays in the completion of these and other facilities expansions and uncertainties regarding the potential production yields of new or expanded facilities, as well as the progress of legalization of cannabis for medicinal and adult recreational uses in other jurisdictions. A further list and description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended March 31, 2019, in Part II, Item 1A of this report, and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2019.

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

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2019.

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

Certain updates to our internal controls, processes, and systems were implemented in connection with the adoption of ASU 2016-02. There were no additional changes that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 11. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for further information with respect to legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

Investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission. As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, except for updated information included in the following:

We face increased risks of doing business due to the extent of our international operations.
Some of the countries we do business in do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016. The Company utilizes the Zimbabwe RTGS system for local transactions. RTGS is a local currency equivalent that is exchanged at a government specified rate with the USD. In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC.

Our international operations are in areas where the demand is for the export of lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania, Turkey, and Zimbabwe.

In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of the Malawi and Zimbabwe economies as highly inflationary. Devaluation and appreciation of the local currency and inflation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have relatively recently had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

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

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: August 8, 2019        /s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Controller
(Principal Accounting Officer)