Form 10-Q
period 2019-09-30
PYXUS INTERNATIONAL, INC.
filed 2019-11-07
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019.

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
 Yes ☐ No ☒

As of October 31, 2019, the registrant had 9,165,401 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, changes in relevant capital markets affecting the terms and availability of financing, political instability, currency and interest rate fluctuations, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, changes in costs incurred in supplying products and related services, uncertainties with respect to the impact of regulation associated with new business lines, including the risk of obtaining anticipated regulatory approvals in Canada, uncertainties regarding the regulation of the production and distribution of hemp products and continued compliance with applicable regulatory requirements, uncertainties with respect to the development of the industries and markets of the new business lines, consumer acceptance of products offered by the new business lines, uncertainties with respect to the timing and extent of retail and product-line expansion, the impact of increasing competition in the new business lines, uncertainties regarding obtaining financing to fund planned facilities expansions in Prince Edward Island and Ontario, the possibility of delays in the completion of these and other facilities expansions and uncertainties regarding the potential production yields of new or expanded facilities, as well as the progress of legalization of cannabis for medicinal and adult recreational uses in other jurisdictions. A further list and description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended March 31, 2019, in Part II, Item 1A "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, and in Part II, Item 1A of this report, and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Sales and other operating revenues	$382,981	$394,876	$659,651	$685,864
Cost of goods and services sold	322,761	345,672	559,719	595,266
Gross profit	60,220	49,204	99,932	90,598
Selling, general, and administrative expenses	47,263	38,995	96,640	77,079
Other income, net	1,514	2,561	4,462	5,482
Restructuring and asset impairment charges	8	182	220	1,723
Operating income	14,463	12,588	7,534	17,278
Debt retirement benefit	—	(388)	—	(473)
Interest expense (includes debt amortization of $2,711 and $2,366 for the three months and $4,919 and $4,695 for the six months in 2019 and 2018, respectively)	35,334	35,324	69,146	68,235
Interest income	1,370	738	2,524	1,625
Loss before income taxes and other items	(19,501)	(21,610)	(59,088)	(48,859)
Income tax expense	2,699	34,816	26,152	9,546
Income from unconsolidated affiliates	5,596	1,584	6,473	2,151
Net loss	(16,604)	(54,842)	(78,767)	(56,254)
Net loss attributable to noncontrolling interests	(86)	(208)	(452)	(862)
Net loss attributable to Pyxus International, Inc.	$(16,518)	$(54,634)	$(78,315)	$(55,392)

Loss per share:
Basic	$(1.81)	$(6.04)	$(8.58)	$(6.13)
Diluted	$(1.81)	$(6.04)	$(8.58)	$(6.13)

Weighted average number of shares outstanding:
Basic	9,144	9,051	9,123	9,038
Diluted	9,144	9,051	9,123	9,038

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(16,604)	$(54,842)	$(78,767)	$(56,254)

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(1,944)	(6)	(2,344)	(5,318)
Defined benefit pension amounts reclassified to income	311	202	622	568
Change in pension liability for settlements	(2,012)	771	(2,012)	771
Change in the fair value of derivatives designated as cash flow hedges	(2)	6	(147)	—
Amounts reclassified to income for derivatives	1,430	774	1,944	(716)
Total other comprehensive (loss) income, net of tax	(2,217)	1,747	(1,937)	(4,695)
Total comprehensive loss	(18,821)	(53,095)	(80,704)	(60,949)
Comprehensive (loss) income attributable to noncontrolling interests	(105)	43	(441)	(786)
Comprehensive loss attributable to Pyxus International, Inc.	$(18,716)	$(53,138)	$(80,263)	$(60,163)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)				September 30, 2019	September 30, 2018	March 31, 2019
Assets
Current assets
Cash and cash equivalents				$172,523	$116,970	$192,043
Restricted cash				4,771	2,297	5,378
Trade receivables, net				202,446	210,934	290,097
Other receivables				12,066	18,313	20,900
Accounts receivable, related parties				9,800	3,587	5,783
Inventories				802,559	954,692	668,171
Advances to tobacco suppliers				46,154	65,241	19,754
Recoverable income taxes				9,175	10,628	5,421
Prepaid expenses				21,484	21,021	15,934
Other current assets				14,627	17,715	15,027
Total current assets				1,295,605	1,421,398	1,238,508
Restricted cash				389	389	389
Investments in unconsolidated affiliates				69,243	62,838	69,459
Goodwill				34,422	34,698	34,336
Other intangible assets, net				68,578	73,330	71,781
Deferred income taxes, net				116,400	114,696	116,451
Long-term recoverable income taxes				2,618	898	3,067
Other deferred charges				1,880	3,094	2,175
Other noncurrent assets				48,525	52,392	46,713
Right-of-use assets				45,415	—	—
Property, plant, and equipment, net				295,793	259,318	276,396
Total assets				$1,978,868	$2,023,051	$1,859,275
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks				$582,389	$613,859	$428,961
Accounts payable				50,764	48,095	87,049
Accounts payable, related parties				26,454	22,611	19,054
Advances from customers				22,254	11,045	16,436
Accrued expenses and other current liabilities				98,435	84,682	91,282
Income taxes payable				16,847	4,012	3,728
Operating leases payable				14,492	—	—
Current portion of long-term debt				319	165	332
Total current liabilities				811,954	784,469	646,842
Long-term taxes payable				8,660	9,155	10,718
Long-term debt				901,059	905,096	898,386
Deferred income taxes				34,530	15,692	26,813
Liability for unrecognized tax benefits				9,171	9,606	11,189
Long-term leases				28,568	—	—
Pension, postretirement, and other long-term liabilities				73,291	70,878	73,308
Total liabilities				1,867,233	1,794,896	1,667,256
Commitments and contingencies
Stockholders’ equity	September 30, 2019	September 30, 2018	March 31, 2019
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,951	9,849	9,881	469,736	474,221	468,936
Retained deficit				(302,199)	(211,741)	(223,884)
Accumulated other comprehensive loss				(63,290)	(50,032)	(61,342)
Total stockholders’ equity of Pyxus International, Inc.				104,247	212,448	183,710
Noncontrolling interests				7,388	15,707	8,309
Total stockholders’ equity				111,635	228,155	192,019
Total liabilities and stockholders’ equity				$1,978,868	$2,023,051	$1,859,275
See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
Three and Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss attributable to Pyxus International, Inc.	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019	$469,736	$(302,199)	$(24,334)	$(38,139)	$(817)	$7,388	$111,635

Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss attributable to Pyxus International, Inc.	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss attributable to Pyxus International, Inc.	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018	$474,221	$(211,741)	$(18,075)	$(31,241)	$(716)	$15,707	$228,155

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows Six Months Ended September 30, 2019 and 2018 (Unaudited)
	Six Months Ended September 30,
(in thousands)	2019	2018
Operating Activities:
Net loss	$(78,767)	$(56,254)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,595	18,393
Debt amortization/interest	6,155	5,832
Debt retirement benefit	—	(473)
Gain on foreign currency transactions	(2,254)	(5,129)
Restructuring and asset impairment charges	119	1,723
Loss (gain) on sale of property, plant, and equipment	(14)	(1,627)
Income from unconsolidated affiliates, net of dividends	185	699
Stock-based compensation	812	753
Changes in operating assets and liabilities, net	(206,646)	(386,320)
Other, net	5,040	3,086
Net cash used by operating activities	(257,775)	(419,317)

Investing Activities:
Purchases of property, plant, and equipment	(37,272)	(21,508)
Proceeds from sale of property, plant, and equipment	694	873
Collections on beneficial interests on securitized trade receivables	127,707	114,212
Dividend received in excess of cumulative earnings	—	2,846
Payments to acquire controlling interests, net of cash acquired	—	(8,692)
Other, net	(202)	(546)
Net cash provided by investing activities	90,927	87,185

Financing Activities:
Net proceeds from short-term borrowings	159,870	203,100
Repayment of long-term borrowings	(91)	(17,195)
Debt issuance cost	(5,237)	(4,945)
Debt retirement cost	—	(45)
Other, net	(480)	—
Net cash provided by financing activities	154,062	180,915

Effect of exchange rate changes on cash	(7,341)	2,840

Decrease in cash, cash equivalents, and restricted cash	(20,127)	(148,377)
Cash and cash equivalents at beginning of period	192,043	264,660
Restricted cash at beginning of period	5,767	3,373
Cash, cash equivalents, and restricted cash at end of period	$177,683	$119,656

Other information:
Cash paid for income taxes	$11,312	$15,906
Cash paid for interest	63,985	62,790
Cash received from interest	(2,870)	(1,200)

Noncash investing activities:
Purchases of property, plant, and equipment included in accounts payable	$3,678	$1,637
Sales of property, plant, and equipment included in notes receivable	1,559	1,430
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	108,293	90,896

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands)

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements represent the consolidation of Pyxus International, Inc. (the "Company" or "Pyxus") and all companies that Pyxus directly or indirectly controls, either through majority ownership or otherwise. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. All intercompany accounts and transactions have been eliminated.

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

Leases
The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. Lease contracts may include fixed payments for non-lease components, such as maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components. The Company does not recognize short-term leases on the consolidated balance sheet.

As applicable borrowing rates are not typically implied within the lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement.

Segments
During the three months ended December 31, 2018, the Company realigned its reportable segments to reflect changes to how the business is managed and results are reviewed by the Company's chief operating decision maker. In connection with the "One Tomorrow Transformation" initiative, the Company changed its organizational structure to support its diversified business lines. Prior to the realignment, the Company assessed financial information based on geographic regions. The Company's diversification efforts have resulted in management placing emphasis on data by business line in addition to the historical focus by geography. As a result of this realignment, the reportable segments now include Leaf - North America, Leaf - Other Regions, and Other Products and Services. Prior-period segment financial information has been revised to conform to the current-year presentation.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases, and retains a dual model approach for assessing lease classification and recognizing expense. This guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients, and interim transition disclosure requirements. The Company adopted this guidance during the first quarter beginning April 1, 2019 under the modified retrospective approach, which does not require adjustments to comparative periods or require modified disclosures for those comparative periods. The guidance provides a number of optional practical expedients in transition. The Company elected the package of transition practical expedients. The Company implemented changes to the accounting policies, systems, and controls to align with the new guidance. There is a material impact on the consolidated balance sheet from applying this guidance, which resulted in the recognition of new right-of-use assets of $43,900 and lease liabilities of $42,064 as of April 1, 2019 associated with the Company’s operating leases. The impact on the results of operations, cash flows, and existing debt covenants is not material. The adoption of this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from lease arrangements. See "Note 14. Leases" for more information.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the test for goodwill impairment as it eliminates step 2 of the goodwill impairment test by no longer requiring an entity to compare the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Upon adoption, goodwill impairment will be measured as the excess of the reporting unit's carrying value over fair value, limited to the amount of goodwill. The Company will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is needed. This guidance will be adopted on a prospective basis and is effective for the Company beginning on April 1, 2020. Early adoption is available and the Company is currently considering whether it will early adopt for its annual goodwill impairment testing. The Company does not expect the adoption of this new accounting standard to have a material impact on the Company's financial condition, results of operations, or cash flows.

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

3. Restricted Cash

The following summarizes the restricted cash balance:

	September 30, 2019	September 30, 2018	March 31, 2019
Compensating balance for short-term borrowings	$1,938	$1,256	$1,225
Capital investments	—	850	—
Escrow	2,318	—	2,894
Other	904	580	1,648
Total	$5,160	$2,686	$5,767

As of September 30, 2019 and 2018, and March 31, 2019, the Company held $0, $340, and $1,082, respectively, in the Zimbabwe Real Time Gross Settlement (“RTGS”) Dollar. RTGS is a local currency equivalent that as of September 30, 2019 was exchanged at a government specified rate of 15.2:1 with the U.S. Dollar ("USD").

4. Revenue Recognition

The Company derives revenue from contracts with customers, primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The following disaggregates sales and other operating revenues by the Company's significant revenue streams:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Leaf - North America:
Product revenue	$44,259	$45,988	$75,400	$92,445
Processing and other revenues	7,196	7,875	11,005	11,470
Total sales and other operating revenues	51,455	53,863	86,405	103,915

Leaf - Other Regions:
Product revenue	306,811	321,086	531,958	544,981
Processing and other revenues	18,757	17,523	29,380	31,553
Total sales and other operating revenues	325,568	338,609	561,338	576,534

Other Products and Services:
Total sales and other operating revenues	5,958	2,404	11,908	5,415

Total sales and other operating revenues	$382,981	$394,876	$659,651	$685,864

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

The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$(7,250)	$(7,257)	$(13,381)	$(7,055)
Additions	—	(69)	—	(362)
Write-offs	8	2	6,139	93
Balance, end of period	(7,242)	(7,324)	(7,242)	(7,324)
Trade receivables	209,688	218,258	209,688	218,258
Trade receivables, net	$202,446	$210,934	$202,446	$210,934

5. Income Taxes

Accounting for Uncertainty in Income Taxes
As of September 30, 2019, the Company’s unrecognized tax benefits totaled $11,253, of which $8,974 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2019, accrued interest and penalties totaled $1,214 and $672, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

During the six months ended September 30, 2019, the Company reached an income tax settlement with the Kenyan Revenue Authority for $1,558 for a previously recorded uncertain tax position. In addition, a previous accrual to settle asserted issues for years 2009 to 2016 in Zimbabwe of $964 was reduced by $943 to account for the exchange rate impact of the local currency equivalent. The U.S. federal net operating loss was reduced to reflect the impacts of certain tax accounting methods on Global Intangible Low-Taxed Income ("GILTI").

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

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2019, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2016. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three and Six Months Ended September 30, 2019
The effective tax rate for the three months ended September 30, 2019 and 2018 was (13.8)% and (161.1)%, respectively. The effective tax rate for the six months ended September 30, 2019 and 2018 was (44.3)% and (19.5)%, respectively. For the three and six months ended September 30, 2019 and 2018, the effective rate differed from the US statutory rate of 21% due to the impact of non-deductible interest, net foreign exchange effects and Subpart F income. The primary differences in the effective tax rates year over year are the impact of net foreign exchange effects, increases in non-deductible interest, as well as Subpart F income, and variation in expected jurisdictional mix of earnings.

For the six months ended September 30, 2019, the Company's quarterly provision for income taxes has been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. For the six months ended September 30, 2019, the Company recorded the net tax effects of certain discrete events, which resulted in an income tax benefit of $1,089. This discrete income tax benefit primarily related to the impact of changes in uncertain tax positions, an adjustment made to the deemed repatriation tax liability as a result of retroactive regulatory guidance issued during the prior quarter, and changes in foreign exchange impacts. Comparable tax expense for the six months ended September 30, 2018 was calculated using the discrete method as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. Using the discrete method, the Company determined current and deferred income tax expense as if the interim period were an annual period, and no discrete events were separately identified.

6. Guarantees

In certain markets, the Company guarantees bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America. The following summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2019	September 30, 2018	March 31, 2019
Amounts guaranteed (not to exceed)	$120,269	$168,709	$143,298
Amounts outstanding under guarantee	48,863	61,904	103,846
Fair value of guarantees	1,026	1,861	3,714
Amounts due to local banks on behalf of suppliers and included in accounts payable	—	—	18,659

Of the guarantees outstanding at September 30, 2019, most expire within one year.

7. Goodwill and Intangibles

The following summarizes the changes in goodwill and other intangible assets:

	Six Months Ended September 30, 2019
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.07 years	$63,980	$—	$(31,037)	$—	$32,943
Production and supply contracts	2.50 years	14,893	—	(11,172)	—	3,721
Internally developed software	3.70 years	19,917	189	(18,660)	—	1,446
Licenses (2)	17.50 years	32,284	71	(2,531)	238	30,062
Trade names	6.50 years	500	—	(94)	—	406
Intangibles not subject to amortization:
Goodwill		34,336	—	—	86	34,422
Total		$165,910	$260	$(63,494)	$324	$103,000
(1) Amortization expense across intangible asset classes for the six months ended September 30, 2019 was $3,701.
(2) Certain of the Company's license intangibles are subject to annual renewal.

	Twelve Months Ended March 31, 2019
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions (1)	Accumulated Amortization (2)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.55 years	$58,530	$5,450	$(29,027)	$—	$34,953
Production and supply contracts	2.93 years	14,893	—	(10,668)	—	4,225
Internally developed software	3.79 years	18,812	1,105	(18,391)	—	1,526
Licenses (3)	18.08 years	30,339	2,991	(1,644)	(1,046)	30,640
Trade names	7.00 years	—	500	(63)	—	437
Intangibles not subject to amortization:
Goodwill (4)		27,546	7,174	—	(384)	34,336
Total		$150,120	$17,220	$(59,793)	$(1,430)	$106,117
(1) Additions to goodwill, customer relationships, and trade names relate to the acquisition of Humble Juice. Additions to licenses relates to Figr East, Figr Norfolk, and Alliance One Specialty Products, LLC.
(2) Amortization expense across intangible asset classes for the fiscal year ended March 31, 2019 was $7,943.
(3) Certain of the Company's license intangibles are subject to annual renewal.
(4) Goodwill activity relates to the Other Products and Services segment.

The following summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software*	Licenses	Trade Names	Total
2020 (excluding the six months ended September 30, 2019	$2,011	$1,712	$264	$908	$31	$4,926
2021	4,022	1,397	391	1,817	63	7,690
2022	4,022	612	318	1,814	63	6,829
2023	4,022	—	286	1,811	63	6,182
2024	4,022	—	168	1,811	63	6,064
Thereafter	14,844	—	19	21,901	123	36,887
	$32,943	$3,721	$1,446	$30,062	$406	$68,578
*Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2019. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

8. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, advances, guarantees, and securitized receivables. The Company is not the primary beneficiary of the majority of its variable interests, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice Co., LLC ("Humble Juice"), a consolidated entity for which the related intercompany accounts and transactions have been eliminated.

The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	September 30, 2019	September 30, 2018	March 31, 2019
Investment in variable interest entities	$62,468	$57,251	$64,281
Advances to variable interest entities	7,486	994	3,273
Guaranteed amounts to variable interest entities (not to exceed)	66,375	73,696	67,027

The Company's investment in and advances to unconsolidated variable interest entities are classified as investments in unconsolidated affiliates and accounts receivable, related parties, respectively, in the condensed consolidated balance sheets. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, advances, guarantees, and the deferred purchase price on the sale of securitized receivables as disclosed in "Note 19. Securitized Receivables".

9. Segment Information

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

The following summarizes operating results and assets by segment:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Sales and other operating revenues:
Leaf - North America	$51,455	$53,863	$86,405	$103,915
Leaf - Other Regions	325,568	338,609	561,338	576,534
Other Products and Services	5,958	2,404	11,908	5,415
Total sales and other operating revenues	$382,981	$394,876	$659,651	$685,864

Operating income (loss):
Leaf - North America	$2,509	$3,579	$3,271	$4,872
Leaf - Other Regions	26,475	17,366	33,508	25,020
Other Products and Services	(14,521)	(8,357)	(29,245)	(12,614)
Total operating income	$14,463	$12,588	$7,534	$17,278

	September 30, 2019	September 30, 2018	March 31, 2019
Segment assets:
Leaf - North America	$288,866	$324,186	$243,248
Leaf - Other Regions	1,503,959	1,598,201	1,488,226
Other Products and Services	186,043	100,664	127,801
Total assets	$1,978,868	$2,023,051	$1,859,275

10. Earnings Per Share

The following summarizes the computation of earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Basic loss per share:
Net loss attributable to Pyxus International, Inc.	$(16,518)	$(54,634)	$(78,315)	$(55,392)
Shares:
Weighted average number of shares outstanding(1)	9,144	9,051	9,123	9,038
Basic loss per share	$(1.81)	$(6.04)	$(8.58)	$(6.13)

Diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(16,518)	$(54,634)	$(78,315)	$(55,392)
Shares:
Weighted average number of shares outstanding(1)	9,144	9,051	9,123	9,038
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	—	—	—
Adjusted weighted average number of shares outstanding	9,144	9,051	9,123	9,038
Diluted loss per share	$(1.81)	$(6.04)	$(8.58)	$(6.13)
(1) 785 shares of common stock were owned by a wholly owned subsidiary as of September 30, 2019 and 2018.
(2) All outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 20 and 52 for the three months ended September 30, 2019 and 2018, respectively and 39 and 59 for the six months ended September 30, 2019 and 2018, respectively.

Certain potentially dilutive options were not included in the computation of earnings per diluted share because their effect would be antidilutive. Potential common shares are also considered antidilutive in the event of a net loss. The number of potential shares outstanding that were considered antidilutive and that were excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Antidilutive stock options and other awards	450	427	430	427
Antidilutive stock options and other awards under stock-based compensation programs excluded based on reporting a net loss for the period	—	—	—	—
Total common stock equivalents excluded from diluted loss per share	450	427	430	427
Weighted average exercise price	$56.98	$60.00	$59.63	$60.00

11. Stock-Based Compensation

The following summarizes the Company's stock-based compensation expense related to awards granted under its various employee and non-employee stock incentive plans:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$383	$458	$812	$753
Stock-based compensation expense payable in cash	—	—	—	—

The following summarizes the Company's stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2019	2018	2019	2018
Restricted stock
Number granted	15	6	28	13
Grant date fair value	$13.08	$23.00	$14.14	$19.63
Restricted stock units
Number granted	—	—	2	61
Grant date fair value	$—	$—	$18.29	$16.00
Performance-based stock units
Number granted	—	—	—	30.00
Grant date fair value	$—	$—	$—	$16.00

Restricted stock units granted during the six months ended September 30, 2019 vest ratably over a three-year period.

12. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,163 and the total assessment including penalties and interest at September 30, 2019 is $11,159. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,736 and the total assessment including penalties and interest at September 30, 2019 is $7,275. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $10,649. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Other Matters
On June 7, 2019, the Company and certain of its officers were named as defendants in a complaint filed in the United States District Court for the Eastern District of North Carolina. The complaint was brought on behalf of a putative class of investors who purchased the Company's common stock between June 7, 2018 and November 8, 2018. The complaint alleged that the defendants violated federal securities laws provisions with respect to fraud and material representations, which purported misconduct was revealed by the Company's November 8, 2018 announcement that sales and other operating revenues for the quarter ended September 30, 2018 had decreased approximately 12% over the prior year quarter and the announcement on November 9, 2018 by the Securities and Exchange Commission that the Company had settled charges that it had materially misstated its financial statements from 2011 through the second quarter of 2015 due to improper and insufficient accounting, processes and control activities, deferred crop costs, and revenue transactions in Africa. The complaint alleged that members of the purported class were harmed by the decline in the trading price of the Company's common stock on the dates of these announcements. The complaint sought damages in an unspecified amount. On October 31, 2019, the complaint was voluntarily dismissed without prejudice.

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

13. Debt Arrangements

The following summarizes debt and notes payable:

			September 30, 2019
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
(in thousands)	2019	2019	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60,000	—%	(2)
Senior notes:
8.5% senior secured first lien notes due 2021 (3)	270,883	271,870	—	8.5%
9.875% senior secured second lien notes due 2021 (4)	627,147	628,918	—	9.9%
Other long-term debt	688	600	—	5.2%	(2)
Notes payable to banks (5)	428,961	582,379	237,226	7.0%	(2)
Total debt	$1,327,679	$1,483,767	$297,226
Short-term	$428,961	$582,389
Long-term:
Current portion of long-term debt	$332	$319
Long-term debt	898,386	901,059
	$898,718	$901,378
Letters of credit	$5,399	$6,771	7,141
Total credit available			$304,367

(1)  As of September 30, 2019, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180 million.

(2) Weighted average rate for the trailing twelve months ended September 30, 2019.
(3) Repayment of $271,870 is net of original issue discount of $975 and unamortized debt issuance of $2,154. Total repayment will be $275,000.
(4) Repayment of $628,918 is net of original issue discount of $3,820 and unamortized debt issuance of $2,949. Total repayment will be $635,686.
(5) Primarily foreign seasonal lines of credit.

ABL Facility
The ABL credit agreement restricts the Company from paying dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of September 30, 2019, the Company did not satisfy this fixed charge coverage ratio. The Company may not satisfy this ratio from time to time and failure to meet this fixed charge coverage ratio does not constitute an event of default.

14. Leases

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

The following summarizes weighted-average information associated with the measurement of remaining operating lease as of September 30, 2019:

Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	10.1%

The following summarizes lease costs for operating leases:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$4,111	$8,299
Variable and short-term lease costs	1,791	3,259
Total lease costs	$5,902	$11,558

The following summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating cash flows impact - operating leases	$4,673	$8,813
Right-of-use assets obtained in exchange for new operating leases	2,815	4,393

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the condensed consolidated balance sheet as of September 30, 2019:

2020 (excluding the six months ended September 30, 2019)	$10,115
2021	13,654
2022	10,504
2023	6,733
2024	5,572
Thereafter	12,392
Total future minimum lease payments	58,970
Less: amounts related to imputed interest	15,910
Present value of future minimum lease payments	43,060
Less: operating lease liabilities, current	14,492
Operating lease liabilities, non-current	$28,568

The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases. The following presents the future minimum rental commitments under noncancelable operating leases as of March 31, 2019:

2020 (excluding the six months ended September 30, 2019)	$15,651
2021	10,554
2022	8,483
2023	6,735
2024	5,356
Thereafter	7,324
Total	$54,103
15. Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases, processing costs, and selling, general and administrative costs. As of September 30, 2019 and 2018, accumulated other comprehensive loss includes $817 and $716, net of tax of $478 and $190, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $1,809 and $2,460 in its cost of goods and services sold for the three and six months ended September 30, 2019, respectively. There were no derivative assets or liabilities as of September 30, 2019 and 2018, included in the condensed consolidated balance sheets. There were no derivatives contracts outstanding as of September 30, 2019.

16. Pension and Other Postretirement Benefits

The following summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Service cost	$117	$120	$235	$240
Interest expense:
Interest expense	1,029	1,155	2,059	2,309
Expected return on plan assets	(1,121)	(1,286)	(2,242)	(2,572)
Amortization of prior service cost	10	11	21	21
Settlement loss(1)	548	518	548	518
Actuarial loss	456	422	912	845
Net periodic pension cost	$1,039	$940	$1,533	$1,361
(1) During the three and six months ended September 30, 2019 and 2018, the Company's cash payments activity triggered settlement accounting. Settlement losses are recorded in interest expense.

	Other Postretirement Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Service cost	$2	$4	$3	$7
Interest expense:
Interest expense	82	83	164	166
Amortization of prior service cost	(177)	(177)	(354)	(355)
Actuarial loss	109	109	219	219
Net periodic pension cost	$16	$19	$32	$37

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Contributions made during the period	$1,615	$1,902	$3,180	$3,491
Contributions expected for the remainder of the fiscal year			3,942	3,756
Total			$7,122	$7,247

17. Inventories

Inventories consist of the following:

	September 30, 2019	September 30, 2018	March 31, 2019
Processed tobacco	$613,120	$725,225	$455,303
Unprocessed tobacco	170,043	207,580	186,108
Other(1)	19,396	21,887	26,760
Total	$802,559	$954,692	$668,171
(1) Includes inventory from the other products and services segment.

18. Other Comprehensive Loss

The changes in accumulated other comprehensive loss and the related tax effect are due to pension and other postretirement benefits and derivatives activity and reclassifications to the condensed consolidated statements of operations, as shown on the condensed consolidated statements of comprehensive loss. The following summarizes pension and other postretirement benefits and derivatives that were reclassified from accumulated other comprehensive loss to interest expense and cost of goods and services sold within the condensed consolidated statement of operations:

	Three Months Ended September 30,		Six Months Ended September 30,		Affected Line Item in the Condensed
	2019	2018	2019	2018	Consolidated Statements of Operations
Pension and other postretirement benefits*:
Actuarial loss	$560	$533	$1,120	$1,066
Amortization of prior service cost	(165)	(167)	(330)	(334)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	395	366	790	732
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(84)	(164)	(168)	(164)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$311	$202	$622	$568	Interest expense

	Three Months Ended September 30,		Six Months Ended September 30,		Affected Line Item in the Condensed
	2019	2018	2019	2018	Consolidated Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$1,809	$569	$2,460	$987
Amounts reclassified from accumulated other comprehensive loss to net income, gross	1,809	569	2,460	987
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(379)	(119)	(516)	(207)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$1,430	$450	$1,944	$780	Cost of goods and services sold

*Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 16. Pension and Other Postretirement Benefits" for additional information.

19. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of September 30, 2019, the investment limit under the first facility was $125,000 of trade receivables. Under the second facility, the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of September 30, 2019, the investment limit under the second facility was $125,000 of trade receivables.

As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $12,446, $5,328, and $5,208 as of September 30, 2019 and 2018, and March 31, 2019, respectively.

The following summarizes the accounts receivable securitization information:

	September 30,		March 31,
	2019	2018	2019
Receivables outstanding in facility	$126,006	$81,171	$210,672
Beneficial interests	25,579	17,512	40,332
Servicing liability	23	—	90

Cash proceeds for the six months ended:
Cash purchase price	$228,072	$243,546	$672,333
Deferred purchase price	127,707	114,212	242,966
Service fees	237	303	576
Total	$356,016	$358,061	$915,875

20. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019			September 30, 2018			March 31, 2019
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$—	$—	$—	$186	$—	$186
Securitized beneficial interests	—	25,579	25,579	—	17,512	17,512	—	40,332	40,332
Total assets	$—	$25,579	$25,579	$—	$17,512	$17,512	$186	$40,332	$40,518
Financial Liabilities:
Long-term debt	$688,431	$615	$689,046	$897,264	$706	$897,970	$830,082	$703	$830,785
Guarantees	—	1,026	1,026	—	1,861	1,861	—	3,714	3,714
Total liabilities	$688,431	$1,641	$690,072	$897,264	$2,567	$899,831	$830,082	$4,417	$834,499

Level 2 measurements
•Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations with observable inputs. The primary inputs to the valuation include market expectations, the Company's credit risk, and the contractual terms of the debt instrument.
•Derivatives: The fair value of derivatives is determined using the discounted cash flow analysis of the expected future cash flows. The primary inputs to the valuation include forward yield curves, implied volatilities, LIBOR rates, and credit valuation adjustments.

Level 3 measurements
•Guarantees: The fair value of guarantees is determined using the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates ranging between 15.0% to 75.8% and the Company’s historical loss rates ranging between 2.2% to 10.0% as of September 30, 2019. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is determined using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 65 to 73 days and discount rates of 3.5% to 4.6% as of September 30, 2019. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended September 30, 2019		Six Months Ended September 30, 2019
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$14,648	$3,136	$40,332	$3,714
Issuances of sales of receivables/guarantees	61,411	553	108,293	845
Settlements	(49,219)	(2,650)	(120,842)	(3,529)
(Losses) gains recognized in earnings	(1,261)	(13)	(2,204)	(4)
Ending balance	$25,579	$1,026	$25,579	$1,026

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$17,736	$3,544	$48,715	$5,864
Issuances of sales of receivables/guarantees	42,210	1,160	90,896	1,403
Settlements	(41,467)	(2,839)	(121,018)	(5,540)
(Losses) gains recognized in earnings	(967)	(4)	(1,081)	134
Ending balance	$17,512	$1,861	$17,512	$1,861

For the six months ended September 30, 2019 and 2018, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests were $926 and $623, respectively.

21. Related Party Transactions

The Company engages in transactions with related parties primarily for the procuring and processing of inventory. The following summarizes sales and purchases with related parties:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Sales	$6,273	$6,873	$13,777	$13,763
Purchases	33,781	21,042	55,136	52,503

22. Equity Method Investments

The following summarizes the Company's equity method investments as of September 30, 2019:

Entity Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	6,189
Criticality LLC	U.S.	extraction of cannabidiol from industrial hemp	40%	897
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	1,964
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

The following summarizes financial information for these equity method investments for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operations statement:
Sales	$149,137	$45,981	$195,370	$93,207
Gross profit	25,266	9,059	34,773	16,826
Net income	11,993	3,532	15,093	5,576
Company's dividends received	480	5,556	6,574	5,556

	September 30,
	2019	2018	March 31, 2019
Balance sheet:
Current assets	$259,980	$241,119	$152,661
Property, plant, and equipment and other assets	54,698	47,044	53,103
Current liabilities	195,834	185,386	89,791
Long-term obligations and other liabilities	4,693	3,993	3,222

Of the amounts presented above, the following summarizes financial information for China Brasil Tobacos Exportadora SA ("CBT") for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operations statement:
Sales	$118,043	$14,845	$136,434	$38,081
Gross profit	19,809	2,373	22,021	5,979
Net income	10,924	940	10,888	1,720
Net income attributable to CBT	5,353	461	5,335	843

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

The following summarizes the Company's restructuring and asset impairment charges:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Employee separation charges	$8	$179	$101	$1,377
Asset impairment and other non-cash charges	—	3	119	346
Restructuring and asset impairment charges	$8	$182	$220	$1,723

The following summarizes the employee separation and other cash charges recorded in the Company's Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended September 30,				Six Months Ended September 30,
	2019		2018		2019		2018
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$817	$214	$247	$1,058	$1,621	$222	$—	$107
Period charges	—	8	—	179	8	93	247	1,130
Payments	(551)	(8)	(140)	(348)	(1,363)	(101)	(140)	(348)
Ending balance	$266	$214	$107	$889	$266	$214	$107	$889

The following summarizes the asset impairment and other non-cash charges for the Company's Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Leaf - North America	$—	$—	$—	$—
Leaf - Other Regions	—	3	119	346
Total	$—	$3	$119	$346

24. Subsequent Events

On October 15, 2019, a wholly owned Canadian subsidiary of the Company acquired an additional 1.2% equity position in Canada’s Island Garden Inc. ("Figr East") for approximately Canadian Dollars 1.2 million, increasing that subsidiary's ownership level to 94.3%.

On October 8, 2019, the City of New York filed a complaint in U.S. District Court against 24 e-liquids companies, including the Company’s Humble Juice subsidiary, seeking an injunction to prevent sales of e-cigarette products to residents of New York City without adequate age-verification systems and to prohibit marketing e-cigarettes to New York City residents under the age of 21, as well as statutory damages and compensation to the city for the costs of abating underage e-cigarette use. The Company is currently evaluating the complaint.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

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

Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing, and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. In an increasing number of markets, we also provide agronomy expertise for growing leaf tobacco. Our contracted tobacco grower base often produces a significant volume of non-tobacco crop utilizing the agronomic assistance that our team provides. Pyxus is working to find markets for these crops as part of our ongoing efforts to improve farmer livelihoods and the communities in which they live.

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

We are continuing our transformation journey designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification focuses on products that are value-added, require some degree of processing and play well to our strengths as well as offering higher margin potential than our core tobacco leaf business. To support these business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core leaf tobacco business, and a growing customer base for our new business lines.

Our strategy to transform into a global agricultural company with a significant presence across multiple consumer products categories has enabled us to achieve significant progress in positioning Pyxus to enhance value for our all of our stakeholders. We are committed to driving improved results and we remain focused on strengthening our leaf business while continuing to invest in our new startup business ventures to position them for growth. Additionally, we continue to evaluate and develop the plans for a potential monetization of a portion of Pyxus' ownership in a consolidation of its two majority-owned Canadian cannabis businesses with two of its minority-owned U.S. hemp and e-liquids business in a subsidiary.

We believe our success depends on our ability to drive enhanced value, not only for our shareholders, but for all of our stakeholders. Driven by our united purpose—to transform people's lives, so that together we can grow a better world—we are committed to the execution of our strategy for the benefit of our contracted farmers, employees, customers, affiliates, and shareholders.

Our consolidated operations are managed and reported in ten operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. See "Note 1. Basis of Presentation and Significant Accounting Policies" for more information.

Three Months Ended September 30, 2019 and 2018
	Three Months Ended September 30,
			Change
(in millions)	2019	2018	$	%
Sales and other operating revenues	$383.0	$394.9	$(11.9)	(3.0)
Cost of goods and services sold	322.8	345.7	(22.9)	(6.6)
Gross profit	60.2	49.2	11.0	22.4
Selling, general, and administrative expenses	47.3	39.0	8.3	21.3
Other income, net	1.5	2.6	(1.1)	(42.3)
Restructuring and asset impairment charges	—	0.2	(0.2)	(100.0)
Operating income*	14.5	12.6	1.9	15.1
Debt retirement benefit	—	(0.4)	0.4	100.0
Interest expense	35.3	35.3	—	—
Interest income	1.4	0.7	0.7	100.0
Income tax expense	2.7	34.8	(32.1)	(92.2)
Income from unconsolidated affiliates	5.6	1.6	4.0	250.0
Net loss attributable to noncontrolling interests	(0.1)	(0.2)	0.1	50.0
Net loss attributable to Pyxus International, Inc.*	$(16.5)	$(54.6)	$38.1	69.8

* Amounts may not equal column totals due to rounding

Sales and other operating revenues decreased $11.9 million or 3.0% to $383.0 million for the three months ended September 30, 2019 from $394.9 million for the three months ended September 30, 2018. This decrease was primarily due to an 11.2% decrease in average sales prices primarily related to the Leaf - Other Regions segment product mix in Asia and South America having a higher concentration of byproducts. This decrease was partially offset by the continued sales growth in the Other Products and Services segment and a 7.7% increase in volumes mainly in the Leaf - Other Regions segment due to the timing of shipments in South America, partially offset by lower volumes in the Leaf - North America segment attributable to Hurricane Florence reducing the prior-year U.S. crop size and foreign tariffs on U.S. tobacco.

Cost of goods sold decreased $22.9 million or 6.6% to $322.8 million for the three months ended September 30, 2019 from $345.7 million for the three months ended September 30, 2018. This decrease was mainly due to favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower leaf raw materials prices in Africa and South America and a decrease in the Leaf - North America segment sales and other operating revenues. These decreases were partially offset by the continued sales growth in the Other Products and Services segment.

Gross profit as a percent of sales increased to 15.7% for the three months ended September 30, 2019 from 12.5% for three months ended September 30, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower leaf raw materials prices and conversion costs in Africa and South America as well as the continued growth of the Other Products and Services segment. This increase was partially offset by higher Leaf - North America conversion costs from the impact of Hurricane Florence on the prior year U.S. crop.

Selling, general, and administrative expense ("SG&A") increased $8.3 million or 21.3% to $47.3 million for the three months ended September 30, 2019 from $39.0 million for the three months ended September 30, 2018. SG&A as a percent of sales increased to 12.3% for the three months ended September 30, 2019 from 9.9% for the three months ended September 30, 2018. These increases were primarily related to branding, marketing, and advertising expenses for the Figr cannabinoid and Humble Juice e-liquid brands and costs incurred in connection with the evaluation of a partial monetization of the Company's investments in certain businesses included in the Other Products and Services segment. These increases were partially offset by restructuring initiatives enacted in the Leaf segments in the prior year.

Income tax expense decreased $32.1 million or 92.2% to $2.7 million for the three months ended September 30, 2019 from $34.8 million for the three months ended September 30, 2018. This decrease was primarily due to the change in the effective tax rate to (13.8)% for three months ended September 30, 2019 from (161.1)% for the three months ended September 30, 2018, and the occurrence of certain discrete items during the three months ended September 30, 2019.

Leaf - North America Supplemental Information
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2019	2018	$	%
Kilos sold	7.6	7.9	(0.3)	(3.8)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$44.3	$46.0	$(1.7)	(3.7)
Average price per kilo	5.83	5.82	0.01	0.2
Processing and other revenues	7.2	7.9	(0.7)	(8.9)
Total sales and other operating revenues	51.5	53.9	(2.4)	(4.5)
Tobacco cost of goods sold:
Tobacco costs	33.2	36.2	(3.0)	(8.3)
Transportation, storage, and other period costs	5.5	3.0	2.5	83.3
Derivative financial instrument and exchange losses (gains)	0.1	0.1	—	—
Total tobacco cost of goods sold	38.8	39.3	(0.5)	(1.3)
Average cost per kilo	5.11	4.97	0.14	2.8
Processing and other revenues cost of services sold	5.6	6.8	(1.2)	(17.6)
Total cost of goods and services sold	44.4	46.1	(1.7)	(3.7)
Gross profit	7.1	7.8	(0.7)	(9.0)
Selling, general, and administrative expenses	4.3	3.9	0.4	10.3
Other expense, net	(0.3)	(0.2)	(0.1)	(50.0)
Operating income	$2.5	$3.7	(1.2)	(32.4)

Sales and other operating revenues decreased $2.4 million or 4.5% to $51.5 million for the three months ended September 30, 2019 from $53.9 million for the three months ended September 30, 2018. This decrease was primarily due to 3.8% lower volume attributable to Hurricane Florence reducing the prior-year U.S. crop size and foreign tariffs on U.S. tobacco. This decrease was partially offset by a 0.2% increase in average sales prices due to product mix having a higher concentration of lamina.

Cost of goods sold decreased $1.7 million or 3.7% to $44.4 million for the three months ended September 30, 2019 from $46.1 million for the three months ended September 30, 2018. This decrease was mainly due to the decrease in sales and other operating revenues.

Gross profit as a percent of sales decreased to 13.8% for the three months ended September 30, 2019 from 14.5% for the three months ended September 30, 2018. This decrease was attributable to higher conversion costs from the impact of Hurricane Florence on the prior year U.S. crop. This decrease was partially offset by product mix having a higher concentration of lamina.

SG&A increased $0.4 million or 10.3% to $4.3 million for the three months ended September 30, 2019 from $3.9 million for the three months ended September 30, 2018. SG&A as a percent of sales increased to 8.3% for the three months ended September 30, 2019 from 7.2% for the three months ended September 30, 2018. These increases were related to allocations of general corporate services attributable to a change in the Company's reportable segments and were partially offset by the impact of restructuring initiatives enacted in the prior year.

Leaf - Other Regions Supplemental Information
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2019	2018	$	%
Kilos sold	80.8	74.2	6.6	8.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$306.7	$321.1	$(14.4)	(4.5)
Average price per kilo	3.80	4.33	(0.53)	(12.2)
Processing and other revenues	18.8	17.5	1.3	7.4
Total sales and other operating revenues	325.5	338.6	(13.1)	(3.9)
Tobacco cost of goods sold:
Tobacco costs	246.8	265.9	(19.1)	(7.2)
Transportation, storage, and other period costs	12.2	18.9	(6.7)	(35.4)
Derivative financial instrument and exchange losses (gains)	1.3	(1.9)	3.2	168.4
Total tobacco cost of goods sold	260.3	282.9	(22.6)	(8.0)
Average cost per kilo	3.22	3.81	(0.59)	(15.5)
Processing and other revenues cost of services sold	14.3	14.9	(0.6)	(4.0)
Total cost of goods and services sold	274.6	297.8	(23.2)	(7.8)
Gross profit	50.9	40.8	10.1	24.8
Selling, general, and administrative expenses	25.6	26.1	(0.5)	(1.9)
Other income, net	1.2	2.7	(1.5)	(55.6)
Restructuring and asset impairment charges	—	0.2	(0.2)	(100.0)
Operating income	$26.5	$17.2	$9.3	54.1

Sales and other operating revenues decreased $13.1 million or 3.9% to $325.5 million for the three months ended September 30, 2019 from $338.6 million for the three months ended September 30, 2018. This decrease was primarily due to a 12.2% decrease in average sales prices related to product mix in Asia and South America having a higher concentration of byproducts. This decrease was partially offset by an 8.9% increase in volume primarily in South America due to the timing of shipments.

Cost of goods sold decreased $23.2 million or 7.8% to $274.6 million for the three months ended September 30, 2019 from $297.8 million for the three months ended September 30, 2018. This decrease was mainly due to the decrease in sales and other operating revenues and favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices in Africa and South America.

Gross profit as a percent of sales increased to 15.6% for the three months ended September 30, 2019 from 12.0% for the three months ended September 30, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices and lower conversion costs in Africa and South America.

SG&A decreased $0.5 million or 1.9% to $25.6 million for the three months ended September 30, 2019 from $26.1 million for the three months ended September 30, 2018. This decrease was related to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales increased to 7.9% for the three months ended September 30, 2019 from 7.7% for the three months ended September 30, 2018. This increase was related to the decrease in sales and other operating revenues.

Other Products and Services Supplemental Information
	Three Months Ended September 30,
			Change
(in millions)	2019	2018	$	%
Sales and other operating revenues	$6.0	$2.4	$3.6	150.0
Cost of goods and services sold	3.8	1.8	2.0	111.1
Gross profit	2.2	0.6	1.6	266.7
Selling, general, and administrative expenses	17.3	9.0	8.3	92.2
Other income, net	0.6	0.1	0.5	500.0
Operating loss	$(14.5)	$(8.3)	$(6.2)	(74.7)

Sales and other operating revenues increased $3.6 million or 150.0% to $6.0 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. This increase was primarily due to increased cannabiniod revenue attributable to sales in the province of Nova Scotia following the legalization of the Canadian recreational cannabis market on October 17, 2018, as well as increased e-liquids product revenue attributable to additional product offerings and an expanding customer base.

Cost of goods sold increased $2.0 million or 111.1% to $3.8 million for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018. This increase was mainly due to the increase in sales and other operating revenues.

Gross profit as a percent of sales increased to 36.7% for the three months ended September 30, 2019 from 25.0% for the three months ended September 30, 2018. This increase was attributable to higher sales volume.

SG&A increased $8.3 million or 92.2% to $17.3 million for the three months ended September 30, 2019 from $9.0 million for the three months ended September 30, 2018. This increase is related to branding, marketing, and advertising expenses for the Figr cannabinoid and Humble Juice e-liquid brands and the evaluation of a partial monetization of the Other Products and Services segment. SG&A as a percent of sales decreased to 288.3% for the three months ended September 30, 2019 from 375.0% for the three months ended September 30, 2018. This decrease was primarily due to the increase in sales and other operating revenues.

Six Months Ended September 30, 2019 and 2018
	Six Months Ended September 30,
(in millions)			Change
(percentage change is calculated based on thousands)	2019	2018	$	%
Sales and other operating revenues	$659.7	$685.9	$(26.2)	(3.8)
Cost of goods and services sold	559.7	595.3	(35.6)	(6.0)
Gross profit*	99.9	90.6	9.3	10.3
Selling, general, and administrative expenses	96.6	77.1	19.5	25.3
Other income, net	4.5	5.5	(1.0)	(18.2)
Restructuring and asset impairment charges	0.2	1.7	(1.5)	(88.2)
Operating income*	7.5	17.3	(9.8)	(56.6)
Debt retirement benefit	—	(0.5)	0.5	100.0
Interest expense	69.1	68.2	0.9	1.3
Interest income	2.5	1.6	0.9	56.3
Income tax expense	26.2	9.5	16.7	175.8
Income from unconsolidated affiliates	6.5	2.2	4.3	195.5
Net loss attributable to noncontrolling interests	(0.5)	(0.9)	0.4	44.4
Net loss attributable to Pyxus International, Inc.*	$(78.3)	$(55.4)	(22.9)	(41.3)

* Amounts may not equal column totals due to rounding

Sales and other operating revenues decreased $26.2 million or 3.8% to $659.7 million for the six months ended September 30, 2019 from $685.9 million for the six months ended September 30, 2018. This decrease was primarily due to a 1.1% decrease in volume mainly in the Leaf - North America segment attributable to Hurricane Florence reducing the prior-year U.S. crop size and foreign tariffs on U.S. tobacco and a 3.6% decrease in the average sales price for the Leaf segments primarily related to product mix having a higher concentration of byproducts. These decreases were partially offset by an increase in the Leaf - Other Regions segment volumes in South America due to the timing of shipments as well as the continued sales growth in the Other Products and Services segment.

Cost of goods sold decreased $35.6 million or 6.0% to $559.7 million for the six months ended September 30, 2019 from $595.3 million for the six months ended September 30, 2018. This decrease was mainly due to the decrease in sales and other operating revenues and favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower raw materials prices in Africa and South America. These decreases were partially offset by the continued growth of the Other Products and Services segment.

Gross profit as a percent of sales increased to 15.1% for the six months ended September 30, 2019 from 13.2% for the six months ended September 30, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower raw materials prices and conversion costs in Africa and South America and the continued growth of the Other Products and Services segment.

SG&A increased $19.5 million or 25.3% to $96.6 million for the six months ended September 30, 2019 from $77.1 million for the six months ended September 30, 2018. SG&A as a percent of sales increased to 14.6% for the six months ended September 30, 2019 from 11.2% for the six months ended September 30, 2018. These increases were primarily related to branding, marketing, and advertising expenses for the Figr cannabinoid and Humble Juice e-liquid brands and costs incurred in connection with the evaluation of a partial monetization of the Company's investments in certain businesses included in the Other Products and Services segment.

Income tax expense increased $16.7 million or 175.8% to $26.2 million for the six months ended September 30, 2019 from $9.5 million for the six months ended September 30, 2018. This increase was primarily due to the change in the effective tax rate to (44.3)% for the six months ended September 30, 2019 from (19.5)% for the six months ended September 30, 2018 and the occurrence of certain discrete items during the six months ended September 30, 2019.

Leaf - North America Supplemental Information
	Six Months Ended September 30,
(in millions, except per kilo amounts)			Change
	2019	2018	$	%
Kilos sold	14.2	18.9	(4.7)	(24.9)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$75.4	$92.4	$(17.0)	(18.4)
Average price per kilo	5.31	4.89	0.42	8.6
Processing and other revenues	11.0	11.5	(0.5)	(4.3)
Total sales and other operating revenues	86.4	103.9	(17.5)	(16.8)
Tobacco cost of goods sold:
Tobacco costs	57.6	74.4	(16.8)	(22.6)
Transportation, storage, and other period costs	8.7	5.8	2.9	50.0
Total tobacco cost of goods sold	66.3	80.2	(13.9)	(17.3)
Average cost per kilo	4.67	4.24	0.43	10.1
Processing and other revenues cost of services sold	7.9	8.9	(1.0)	(11.2)
Total cost of goods and services sold	74.2	89.1	(14.9)	(16.7)
Gross profit	12.2	14.8	(2.6)	(17.6)
Selling, general, and administrative expenses	8.4	9.3	(0.9)	(9.7)
Other expense, net	(0.5)	(0.3)	(0.2)	(66.7)
Restructuring and asset impairment charges	—	0.2	(0.2)	(100.0)
Operating income	$3.3	$5.0	$(1.7)	(34.0)

Sales and other operating revenues decreased $17.5 million or 16.8% to $86.4 million for the six months ended September 30, 2019 from $103.9 million for the six months ended September 30, 2018. This decrease was primarily due to lower volume attributable to Hurricane Florence reducing the prior-year U.S. crop size and foreign tariffs on U.S. tobacco. This decrease was partially offset by an 8.6% increase in average sales prices due to product mix having a higher concentration of lamina.

Cost of goods sold decreased $14.9 million or 16.7% to $74.2 million for the six months ended September 30, 2019 from $89.1 million for the six months ended September 30, 2018. This decrease was mainly due to the decrease in volume.

Gross profit as a percent of sales was 14.1% for the six months ended September 30, 2019 and 2018.

SG&A decreased $0.9 million or 9.7% to $8.4 million for the six months ended September 30, 2019 from $9.3 million for the six months ended September 30, 2018. SG&A as a percent of sales increased to 9.7% for the six months ended September 30, 2019 from 9.0% for the six months ended September 30, 2018. These decreases were related to the impact of restructuring initiatives enacted in the prior year.

Leaf - Other Regions Supplemental Information
	Six Months Ended September 30,
(in millions, except per kilo amounts)			Change
	2019	2018	$	%
Kilos sold	135.7	132.7	3.0	2.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$531.9	$545.0	$(13.1)	(2.4)
Average price per kilo	3.92	4.11	(0.19)	(4.6)
Processing and other revenues	29.4	31.6	(2.2)	(7.0)
Total sales and other operating revenues	561.3	576.6	(15.3)	(2.7)
Tobacco cost of goods sold:
Tobacco costs	430.0	452.5	(22.5)	(5.0)
Transportation, storage, and other period costs	24.9	28.9	(4.0)	(13.8)
Derivative financial instrument and exchange (gains) losses	0.3	(5.5)	5.8	105.5
Total tobacco cost of goods sold	455.2	475.9	(20.7)	(4.3)
Average cost per kilo	3.35	3.59	(0.24)	(6.7)
Processing and other revenues cost of services sold	22.8	25.5	(2.7)	(10.6)
Total cost of goods and services sold	478.0	501.4	(23.4)	(4.7)
Gross profit	83.3	75.2	8.1	10.8
Selling, general, and administrative expenses	53.9	54.5	(0.6)	(1.1)
Other income, net	4.3	5.8	(1.5)	(25.9)
Restructuring and asset impairment charges	0.2	1.5	(1.3)	(86.7)
Operating income	$33.5	$25.0	$8.5	34.0

Sales and other operating revenues decreased $15.3 million or 2.7% to $561.3 million for the six months ended September 30, 2019 from $576.6 million for the six months ended September 30, 2018. This decrease was primarily due to a 4.6% decrease in average selling prices related to product mix having a higher concentration of byproducts. This decrease was partially offset by a 2.3% increase in volume primarily in South America due to the timing of shipments.

Cost of goods sold decreased $23.4 million or 4.7% to $478.0 million for the six months ended September 30, 2019 from $501.4 million for the six months ended September 30, 2018. This decrease was mainly due to the decrease in sales and other operating revenues and favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices in Africa and South America.

Gross profit as a percent of sales increased to 14.8% for the six months ended September 30, 2019 from 13.0% for the six months ended September 30, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices and conversion costs in Africa and South America.

SG&A decreased $0.6 million or 1.1% to $53.9 million for the six months ended September 30, 2019 from $54.5 million for the six months ended September 30, 2018. This decrease was due to lower allocations of general corporate services attributable to a change in the Company's reportable segments. SG&A as a percent of sales increased to 9.6% for the six months ended September 30, 2019 from 9.5% for the six months ended September 30, 2018. This increase was related to the decrease in sales and other operating revenues.

Other income, net decreased $1.5 million or 25.9% to $4.3 million for the six months ended September 30, 2019 from $5.8 million for the six months ended September 30, 2018. This decrease was primarily due to the receipt of insurance proceeds in the prior year from the fiscal 2016 fire in Zimbabwe.

Restructuring and asset impairment charges decreased $1.3 million or 86.7% to $0.2 million for the six months ended September 30, 2019 from $1.5 million for the six months ended September 30, 2018 mainly due to a cost-saving and restructuring initiative to close a processing facility in Europe in 2018.

Other Products and Services Segment Supplemental Information
	Six Months Ended September 30,
(in millions, except per kilo amounts)			Change
	2019	2018	$	%
Sales and other operating revenues	$11.9	$5.4	$6.5	120.4
Cost of goods and services sold	7.5	4.8	2.7	56.3
Gross profit	4.4	0.6	3.8	633.3
Selling, general, and administrative expenses	34.3	13.3	21.0	157.9
Other income, net	0.7	—	0.7	100.0
Operating loss	$(29.2)	$(12.7)	$(16.5)	(129.9)

Sales and other operating revenues increased $6.5 million or 120.4% to $11.9 million for the six months ended September 30, 2019 from $5.4 million for the six months ended September 30, 2018. This increase was primarily due to increased cannabiniod revenue attributable to sales in the province of Nova Scotia following the legalization of the Canadian recreational cannabis market on October 17, 2018, as well as increased e-liquids product revenue attributable to additional product offerings and an expanding customer base.

Cost of goods sold increased $2.7 million or 56.3% to $7.5 million for the six months ended September 30, 2019 from $4.8 million for the six months ended September 30, 2018. This increase was mainly due to the increase in sales.

Gross profit as a percent of sales increased to 37.0% for the six months ended September 30, 2019 from 11.1% for the six months ended September 30, 2018. This increase was attributable to higher sales volume.

SG&A increased $21.0 million or 157.9% to $34.3 million for the six months ended September 30, 2019 from $13.3 million for the six months ended September 30, 2018. SG&A as a percent of sales increased to 288.2% for the six months ended September 30, 2019 from 246.3% for the six months ended September 30, 2018. These increases were primarily related to branding, marketing, and advertising expenses for the Figr cannabinoid and Humble Juice e-liquid brands and the evaluation of a partial monetization of the Other Products and Services segment.

Liquidity and Capital Resources

Overview
Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality, branding, marketing, and advertising expenses to support the Other Products and Services segment, increased legal and professional costs associated with the evaluation of a partial monetization of the Company's investments in certain businesses included in the Other Products and Services segment. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to fiscal year-end.

As of September 30, 2019, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third fiscal quarter. In Asia, the Thai crop has been processed, packed, and is shipping and the Indian and Indonesian crops are being purchased with processing and shipping scheduled to occur during the third fiscal quarter. Europe has almost completed processing and shipping will follow during the third and fourth fiscal quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur during the third fiscal quarter.

Working Capital
Our working capital decreased to $483.6 million at September 30, 2019 from $591.7 million at March 31, 2019. Our current ratio was 1.6 to 1 at September 30, 2019 and 1.9 to 1 at March 31, 2019. The decrease in working capital was primarily due to the seasonal buildup of African and South American inventories and advances to tobacco suppliers and the related seasonal increase of notes payable to finance the purchase and processing of these crops.

The following is a summary of items from the condensed consolidated balance sheets:

	September 30,		March 31,
(in millions except for current ratio)	2019	2018	2019
Cash and cash equivalents	$172.5	$117.0	$192.0
Trade and other receivables, net	214.5	229.2	311.0
Inventories and advances to tobacco suppliers	848.7	1019.9	687.9
Total current assets	1,295.6	1,421.4	1,238.5
Notes payable to banks	582.4	613.9	429.0
Accounts payable	50.8	48.1	87.0
Advances from customers	22.3	11.0	16.4
Total current liabilities	812.0	784.5	646.8
Current ratio	1.6 to 1	1.8 to 1	1.9 to 1
Working capital	483.6	636.9	591.7
Long-term debt	901.1	905.1	898.4
Stockholders’ equity attributable to Pyxus International, Inc.	104.2	212.4	183.7

Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, and short-term borrowings under our foreign seasonal lines of credit. We have typically financed our non-U.S. tobacco operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These foreign lines of credit are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that location. These short-term seasonal lines of credit are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These short-term seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements that are continually analyzed in order to meet the cash requirements of our businesses. See "Note 13. Debt Arrangements" for additional information.

We believe that our current cash balances, together with our borrowing availability, provides us with sufficient financial resources to meet our business requirements in the next 12 months, including the ability to meet our principal and interest payments under the terms of our debt financing agreements.

During the second half of fiscal 2020, we expect to incur capital expenditures for routine replacement of equipment and investments intended to add value to our customers or increase efficiency in our leaf business, for value-added agriculture capabilities, and expansion of our production capacity in Canada.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines and senior secured credit agreement or indentures, as permitted therein.

The information included below explains the sources and uses of our cash flows for the six months ended September 30, 2019 and 2018 as derived from our condensed consolidated financial statements:

	Six months ended September 30,
(in thousands)	2019	2018
Operating activities	$(257,775)	$(419,317)
Investing activities	90,927	87,185
Financing activities	154,062	180,915
Effect of exchange rate changes on cash	(7,341)	2,840
Decrease in cash, cash equivalents, and restricted cash	(20,127)	(148,377)
Cash and cash equivalents at beginning of period	192,043	264,660
Restricted cash at beginning of period	5,767	3,373
Cash, cash equivalents, and restricted cash at end of period	$177,683	$119,656

Net cash used by operating activities decreased $161.5 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The decrease in cash used was primarily due to smaller crop sizes and lower green inventory prices in Africa and South America.

Net cash provided by investing activities increased $3.7 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The increase in cash provided was primarily due to the timing of collections on our beneficial interests in securitized receivables, partially offset by higher purchases for property, plant, and equipment related to expansion of the Other Products and Services segment.

Net cash provided by financing activities decreased $26.9 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. This decrease is primarily due to lower net proceeds from short-term borrowings due to decreases in purchasing requirements and lower green inventory prices in Africa and South America, partially offset by lower debt repayments on our senior notes.

Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Restricted cash as of September 30, 2019 primarily consists of approximately $1.9 million in compensating balances held with lenders in various jurisdictions where we operate, and approximately $2.3 million held as escrow for bid bonds used in new customer tenders. See "Note 3. Restricted Cash" for additional information.

Approximately $79.0 million of our outstanding cash balance at September 30, 2019 was held in foreign jurisdictions, which includes approximately $3.3 million held by our legal Canadian cannabis businesses. As a result of our cash needs abroad and legal restrictions with respect to repatriation of the proceeds from operations of our Canadian cannabis subsidiaries, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, advances from customers, and cash from operations when available. See a summary of our short-term and long-term debt as of September 30, 2019 and 2018 at "Note 13. Debt Arrangements" for additional information. We will continue to monitor and adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Aggregated peak borrowings by facility occurring during the three months ended September 30, 2019 and 2018 were repaid with cash provided by operating activities. Available credit as of September 30, 2019 was $304.4 million comprised of $60.0 million under our ABL facility, $237.2 million of notes payable to banks, and $7.1 million of availability for letters of credit.

Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180.0 million.

No cash dividends were paid to shareholders during the three months ended September 30, 2019. The payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and the 9.875% senior secured second lien notes.

Zimbabwe Currency Considerations
As of September 30, 2019, the Company held $0 in the Zimbabwe RTGS Dollars. RTGS is a local currency equivalent that, as of September 30, 2019, was exchanged at a government specified rate of 15.2:1 with the U.S. Dollar ("USD"). In order to convert these units to U.S. Dollars, we must obtain foreign currency resources from the Reserve Bank of Zimbabwe, subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC. As of September 30, 2019, MTC has $89.3 million of net assets.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2019.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the our management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certain updates to our internal controls, processes, and systems were implemented in connection with the adoption of ASU 2016-02. Other than these updates, there were no changes that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 12. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and in Part II, Item 1A "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, except for updated information included in the following:

Our equity method investment in Criticality LLC (“Criticality”) is subject to uncertainty regarding the legal and regulatory status of hemp, including with respect to U.S. federal and state implementation of the 2018 Farm Bill and related laws, and changes to such laws and regulations may have material adverse effects on the operations of Criticality.
The U.S. Food and Drug Administration (the “FDA”) is responsible for ensuring public health and safety through regulation of food, drugs, dietary supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Food, Drug, and Cosmetic Act. The FDA's responsibilities include regulating ingredients in, as well as the marketing and labeling of, regulated articles sold in interstate commerce.

The U.S. Drug Enforcement Agency (the “DEA”) enforces the Controlled Substances Act, under which cannabis (including hemp and industrial hemp) has historically been controlled as the Schedule I substance marijuana, with a limited exception for imported parts of the plant that typically contain only trace amounts of cannabinoids (i.e., mature stalks, sterilized seeds, and their derivatives). In 2014, the Agriculture Act of 2014 (the “2014 Farm Bill”) was enacted in the United States, which allowed for the domestic cultivation of "industrial hemp" (i.e., cannabis plants, plant parts, and derivatives with no more than 0.3% THC (which is a psychoactive chemical compound in cannabis)) as part of agricultural pilot programs adopted by individual states for the purposes of research by state departments of agriculture and institutions of higher education.

There is significant uncertainty concerning the permissible scope of commercial activity under the 2014 Farm Bill. The 2014 Farm Bill authorized only institutions of higher education and state agriculture departments to cultivate industrial hemp, and only to do so for research purposes. However, it also gave significant discretion to states to regulate industrial hemp pilot programs. Many states that have adopted pilot programs have registered private companies to cultivate and process industrial hemp. Additionally, many states, including North Carolina, where Criticality is based, have interpreted the 2014 Farm Bill to permit marketing research concerning industrial hemp through, among other things, commercial marketing and sale of industrial hemp and industrial hemp products. In contrast, the DEA, FDA, and U.S. Department of Agriculture (the “USDA”) have taken the position that, under the 2014 Farm Bill, industrial hemp products may not be sold for the purpose of general commercial activity or in states without agricultural pilot programs that permit their sale for research marketing purposes; these agencies have also taken the position that, under the 2014 Farm Bill, industrial hemp plants and seeds may not be transported across state lines. There is evidence that Congress does not agree with these agencies’ interpretation of the 2014 Farm Bill, including through its insertion in various appropriations bills language prohibiting the DEA from using funds to impede state agricultural pilot programs. Such language was inserted in the most recent federal appropriations bill, and has been inserted in the draft appropriations bill being considered by Congress. However, there can be no assurance that the current draft appropriations bill will be passed with such language intact, or that such language will be inserted in future appropriations bills while industrial hemp cultivation continues to be governed by the 2014 Farm Bill. There also can be no assurance that these agencies will change their position concerning the permissible scope of commercial activity under the 2014 Farm Bill.

On December 20, 2018, the Agricultural Improvement Act of 2018 (the "2018 Farm Bill") was signed into law. The 2018 Farm Bill, among other things, removes “hemp” and its derivatives (including its cannabinoids, such as cannabidiol (or “CBD”)) from the U.S. Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to provide for commercial production of hemp in the United States. The law defines "hemp" as "the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol [THC] concentration of not more than 0.3 percent on a dry weight basis."

The 2018 Farm Bill tasked the USDA with establishing a regulatory framework for the commercial hemp industry. On October 31, 2019, the USDA published an interim final rule, which governs hemp production under the 2018 Farm Bill, subject to public review and comment and any changes made when the formal rule is promulgated. As an interim final rule, the regulations take effect immediately. The regulations provide for certain minimum requirements for state plans, provide a plan for the USDA to review and approve state-submitted hemp plans, and establish a federal licensing and regulatory system for hemp production in states without an approved state plan. Although the regulations are effective immediately, until such time as the USDA approves state hemp plans or issues federal licenses to hemp cultivators in states without plans in the approval process, hemp production is governed by the more restrictive 2014 Farm Bill, and commercial production of hemp may violate federal law.

There is uncertainty concerning the timing and manner of implementation of the 2018 Farm Bill. Under the interim final rule, the USDA can begin reviewing and approving hemp plans submitted by states that meet the federal standards, giving those jurisdictions primary regulatory authority over hemp production. States that have already submitted plans or are in the process of developing state plans may need to update their laws and programs to meet the new USDA regulations. In addition, the regulations provide the USDA with 60 days to review plans, with additional potential delays for correction, resubmission, re-review and appeal. In light of this schedule, few (if any) state plans are likely to be approved prior to 2020. In addition, hemp cultivators may apply for a federal license directly from the USDA beginning on December 2, 2019. But they may apply for a federal license only if their state has not submitted a plan to the USDA for approval. Therefore, there may be a period under which hemp cultivators have no approved state plan for licensure, but also may not apply for a federal license. Until a hemp cultivator has either a state or federal license, commercial hemp production under the 2018 Farm Bill cannot legally begin. By way of example, in North Carolina, where Criticality is based, there has been no proposed state plan and the legislature is still considering the enabling legislation that would allow a state plan to be submitted.

Additionally, there is uncertainty created by the 2018 Farm Bill’s decision to leave the states as potential primary regulators of hemp production. States may adopt regulatory schemes that impose different levels of regulation and costs on the production of hemp. Because states have not yet obtained USDA approval for plans for commercial hemp production, the timing of the adoption of state plans cannot be assured. Moreover, the 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of hemp. Accordingly, some states may choose to restrict or prohibit some or all hemp production or sales. For example, in North Carolina, where Criticality is based, the state legislature is considering legislation that would treat “smokeable hemp” (defined as "harvested raw or dried hemp plant material, including hemp buds or hemp flowers, hemp cigars, and hemp cigarettes") as illegal marijuana under state law unless produced and used in compliance with the proposed legislation.

In addition, the status of the current regulations as an interim final rule creates uncertainty as to the ultimate regulatory structure for commercial hemp production. The current regulations are temporarily in place, pending public notice and comment on the regulations. The USDA may make substantive changes in the regulations when final regulations are approved, and, indeed, has already suggested certain potential changes. The interim final rule is set to expire on November 1, 2021, unless extended, to provide time for a full rulemaking procedure. There is uncertainty what the final rules will be, if any, after the rulemaking procedure.

Further, under the 2018 Farm Bill, the FDA has retained authority over Food, Drug, and Cosmetic Act-regulated products containing hemp and its derivatives, including CBD. Moreover, states have retained regulatory authority through their own analogues to the Food, Drug and Cosmetic Act, and the states may diverge from the federal treatment of the use of hemp as, or in, food, dietary supplements, vapable products, or topical cosmetic products. There can be no assurance that the FDA or states (under their Controlled Substances Act and Food, Drug, and Cosmetic Act analogues) will ultimately permit the sale of non-pharmaceutical products containing hemp-derived CBD.

In light of recent changes in federal law concerning hemp and in many state laws concerning cannabis, it is possible that there could be future changes to the Controlled Substances Act or DEA policies implementing the Controlled Substances Act. Such changes, if they occur, could improve the ability to conduct research on the medical benefits of cannabis. If, for example, Congress were to reschedule non-hemp cannabis or THC under the Controlled Substances Act as legal but potentially controlled substances, enforcement policies across federal agencies, including the FDA, may be materially altered. As federal law generally prohibits the production and sale of non-hemp cannabis and THC, the FDA has historically deferred enforcement related to cannabis to the DEA. However, the FDA has enforced the Food, Drug and Cosmetic Act with regard to hemp-derived products, particularly products containing CBD derived from hemp, sold in interstate commerce. If non-hemp cannabis or THC were to be rescheduled in such a way, the FDA could play a more-active regulatory role in enforcing the Food, Drug and Cosmetic Act against non-hemp cannabis and THC products, which the FDA could assert qualify as, for example, "drugs," even when not promoted for medical uses. Further, in the event that the pharmaceutical industry directly competes with cannabis businesses for market share, as could potentially occur with rescheduling or even under the current state-law systems, the pharmaceutical industry may urge the DEA, FDA, and others to enforce the Controlled Substances Act, the Food, Drug and Cosmetic Act, and related laws against businesses that comply with state but not federal law. Under various contingencies, the potential for multi-agency enforcement could threaten or have a materially adverse effect on the operations of Criticality.

The increasing and evolving regulation of tobacco products by the federal, state, and local governments in the United States may adversely affect the Company.
The nicotine-containing vaping products of the Company and its equity method investment in Purilum, LLC (“Purilum”), are subject to substantial and evolving regulation by the FDA and other federal agencies (e.g., the Federal Trade Commission, the Consumer Products Safety Commission and the Environmental Protection Agency). While each of the Company and Purilum believes that it has complied in all material respects with each currently applicable requirement by the applicable compliance date, it is possible that federal agencies may disagree and take enforcement action against the Company, Purilum, or their respective nicotine-containing vaping products based on legal or factual determinations that differ from the those of the Company and Purilum, which could have a material adverse effect on the business, financial condition, and results of operations of the Company.

In addition, the Food, Drug, and Cosmetic Act, as amended by the Tobacco Control Act, requires that any tobacco product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, receive premarket authorization from the FDA before it can be marketed in the United States. However, the FDA has issued a policy under which the agency will not enforce these requirements for non-finished products (i.e., those intended solely for use in further manufacturing), which include certain products manufactured by the Company and Purilum. In addition, the FDA in July 2017 announced a compliance policy for “finished deemed” tobacco products (i.e., those products subjected to FDA regulation pursuant to the agency’s 2016 “deeming” regulation, including nicotine-containing vaping products) that qualify as “new tobacco products.” That compliance policy allowed the Company and Purilum to market such finished vaping products that qualify as “new tobacco products” that were on the U.S. market on August 8, 2016, until August 8, 2022, and continued marketing of such products during the FDA’s review of a pending marketing application submitted by August 8, 2022. In the absence of this policy, each of the Company and Purilum would have had to obtain prior authorization from FDA to market its finished vaping products after August 8, 2016. Accordingly, the Company’s and Purilum’s nicotine-containing finished vaping products are marketed pursuant to this compliance policy based on evidence in the Company’s and Purilum’s possession that they were on the U.S. market on August 8, 2016, and have not been physically modified since.

On March 13, 2019, the FDA issued a draft guidance document entitled “Modifications to Compliance Policy for Certain Deemed New Tobacco Products.” The document proposed to modify the current compliance policy for certain deemed tobacco products that qualify as “new tobacco products.” Relevant to vaping products, the document proposed to change the deadline for submitting a marketing application for flavored products (other than tobacco-, mint-, and menthol-flavored products) from August 8, 2022 to August 8, 2021. The guidance document also proposed that, even during the compliance policy period, the FDA would prioritize enforcement of the premarket review requirements for such flavored products when offered for sale in ways that pose a greater risk for minors to access such products. This includes enforcement against such flavored products sold: (1) in locations that minors may enter at any time; (2) through retailers (including online retailers) that have sold to minors after the FDA finalizes the document; (3) through online retailers lacking sufficient third-party age- and identity-verification services; and (4) through online retailers with no limit on the quantity that a customer may purchase within a given time period. The guidance document also proposed that, even during the compliance policy period, the FDA similarly would enforce the premarket review requirements against all vaping products promoted to minors or marketed in a manner likely to promote use by minors.

On May 15, 2019, the U.S. District Court for the District of Maryland issued a decision that may have a future impact on the FDA’s compliance policy for deemed “new tobacco products” on the market on August 8, 2016, effective date of the deeming regulations. In response to a complaint filed by public health groups and individual physicians, the court issued an order vacating the draft guidance announcing the FDA’s July 2017 compliance policy. The court then ordered and received briefing on the potential remedy. On July 12, 2019, the court issued its remedy order, which specified that: (1) for all deemed new tobacco products on the U.S. market on August 8, 2016, marketers must file applications within 10 months (i.e., by May 12, 2020) to continue marketing such products without otherwise-required marketing authorizations; (2) such a product may remain on the market pending FDA review of a timely filed application for a period not to exceed one year from the date of the application’s submission; (3) in its discretion, the FDA may enforce the premarket review requirements against such products for which marketers do not file applications within 10 months; and (4) the FDA shall have the ability to exempt deemed new tobacco products on the market on August 8, 2016, from these application submission requirements for good cause on a case-by-case basis. In response to a motion requesting clarification from the court filed by the FDA, the court issued an August 12, 2019, order that added a paragraph to the remedy order stating, “This order does not restrict the FDA's authority to enforce the premarket review provision against deemed products, or categories of deemed products, before the close of either the 10-month application submission period or the FDA application review period described above.”

Under the court’s order, any marketer of a non-grandfathered Deemed Tobacco Product that was on the U.S. market on August 8, 2016, but has not yet received an FDA marketing authorization, generally has until May 12, 2020, to submit a marketing application to continue marketing the product after that date. As regards to vaping and vapable products, this court-ordered modification to the compliance policy remains subject to change. Such change could result from potential appeals by industry parties that have sought to intervene in the litigation for the purposes of appeal, a stay pending appeal requested by these parties, litigation recently filed by industry members in federal district courts in Kentucky and Mississippi that could yield conflicting orders on these matters, or further action by the FDA (as discussed below).

On September 11, 2019, and in response to preliminary data from the 2019 National Youth Tobacco Survey apparently demonstrating increases in reported youth usage of flavored e-cigarette products, the Trump administration announced support for the FDA’s dramatically modifying the court-ordered compliance policy for vaping products. According to a press release issued by the U.S. Department of Health and Human Services, “FDA intends to finalize a compliance policy in the coming weeks that would prioritize the agency’s enforcement of the premarket authorization requirements for non-tobacco-flavored e-cigarettes, including mint and menthol, clearing the market of unauthorized, non-tobacco-flavored e-cigarette products.” It further stated, “The compliance policy the FDA anticipates announcing in the coming weeks will outline [an] enforcement policy addressing non-tobacco-flavored e-cigarette products that lack premarket authorization moving forward.”

On September 25, 2019, the acting FDA Commissioner testified before a U.S. House of Representatives subcommittee on vaping-related issues. In his prepared testimony, he stated, in relevant part:

Earlier this month, the President announced that as part of the Administration’s ongoing work to tackle the epidemic of youth e-cigarette use, FDA intends to finalize a compliance policy in the coming weeks that would prioritize the Agency’s enforcement of the premarket authorization requirements for non-tobacco-flavored e-cigarettes, including mint- and menthol-flavored products. It is important to note that this does not mean flavored e-cigarettes can never be marketed— if companies think they can show that specific products meet the standards established by Congress, then they can submit that evidence to FDA through a product application, which FDA will then evaluate. It does mean that FDA intends to prioritize enforcement action such that, unless and until the manufacturers of these products meet their burden under the Tobacco Control Act to show that scientific evidence demonstrates that their marketing is appropriate for the protection of the public health, these products will be expected to exit the market.

In his oral testimony, he indicated that FDA would issue the guidance in a matter of “weeks” and suggested that the revised compliance policy would take effect within 30 days “or some period along those lines.”

It therefore appears that the FDA intends to modify the court-ordered compliance policy in a manner that would require any flavored nicotine-containing e-liquid or e-cigarette product (other than a tobacco-flavored product) to exit the U.S. market until such time that the FDA authorizes the product’s return in response to a marketing application. Based on these public statements, tobacco-flavored products could remain subject to the preexisting compliance policy, meaning that, provided they were on the U.S. market on August 8, 2016, they could remain marketed until at least May 12, 2020, and for up to one year thereafter during the FDA’s review of a marketing application filed by May 12, 2020, for such a product. However, precisely when the FDA will issue the guidance document announcing the revised compliance policy and its precise contents remain unclear. Whether industry will file legal challenges to the revised compliance policy and whether a reviewing court would temporarily restrain or preliminarily enjoin the FDA from implementing the revised compliance during the pendency of any such legal challenge also remains uncertain.

For the six-month period ended September 30, 2019 and for prior periods, revenues of the Company and Purilum from the sales of e-liquid nicotine products have been derived almost exclusively from the sale of non-tobacco flavored e-liquids products, and Purilum’s business focus is on the development of flavors for vapable products. If the Company and Purilum are required to remove non-tobacco flavored e-liquids products from the market under a revised FDA compliance policy or they fail to complete the required marketing applications for their respective finished nicotine-containing vaping products by the ultimately required deadline, an endeavor that would be extremely time consuming and financially costly, or they fail to ultimately obtain FDA marketing authorizations in response to completed and timely filed marketing applications, Company and Purilum could be prevented from marketing and selling their respective finished vaping products in the United States, which may have a material effect on the business and financial condition and results of the Company. Similarly, if customers who purchase the Company’s or Purilum’s unfinished vaping products fail to obtain FDA marketing authorizations for the finished products that contain such unfinished vaping products (e.g., e-liquids, flavor concentrates), such failure may have a material effect on the business, financial condition and results of operations of the Company.

In addition, future regulatory changes made by the FDA, including potential restrictions or prohibitions on the sale of flavored tobacco products, including vaping products, could have a material adverse effect on the business, financial condition, and results of operations of the Company.

State and local governments also currently regulate tobacco products, including the Company’s and Purilum’s nicotine-containing vaping products. Certain municipalities have enacted local ordinances that prohibit the use of e-liquid, e-cigarette, and other vaping products, and certain local jurisdictions have enacted total or partial bans on the sale of non-tobacco flavored tobacco products, including e-liquid, e-cigarette and other vaping products (including, without limitation San Francisco, California, Boulder, Colorado, and Aspen, Colorado).

In September and October 2019, several states, including Michigan, New York, Massachusetts, Rhode Island, Montana, and Oregon issued or announced an intention to issue emergency regulations temporarily prohibiting the sale of either flavored vaping products, certain flavored vaping products, or all vaping products. A growing number of states have imposed excise taxes on e-liquids, e-cigarettes, and other vaping products. Other states and local jurisdictions have increased the minimum age to purchase such products to 19 or 21, have imposed restrictions or prohibitions on internet sales of such products, and have challenged the marketing of such products under consumer protection statutes (e.g., on the basis that certain marketers unlawfully target underage consumers or make unsubstantiated or misleading claims about their products). For example, in September 2019, Michigan implemented a renewable six-month ban on the sale of flavored e-liquid products; Massachusetts announced a temporary ban on the sale of flavored and non-flavored vaping products; New York announced a ban on flavored e-cigarettes; and lawmakers in New Jersey discussed a proposed ban on vaping. Federal, state and local regulations that prohibit or restrict the sale of vaping products, or that decrease consumer demand for these products by prohibiting their use in public places, raising the minimum age for their purchase, raising their prices to unattractive levels via taxation, or banning their sale could adversely impact the financial condition and results or operations of the Company.

On October 8, 2019, the City of New York filed a complaint in U.S. District Court against 24 e-liquids companies, including the Company’s Humble Juice subsidiary, seeking an injunction to prevent sales of e-cigarette products to residents of New York City without adequate age-verification systems and to prohibit marketing e-cigarettes to New York City residents under the age of 21, as well as statutory damages and compensation to the city for the costs of abating underage e-cigarette use.

Governmental and private sector actions, including restrictions imposed at the federal, state, and local level, may have an adverse impact on the Company, Purilum and their respective e-liquids businesses.
Certain health problems have recently been linked to the inhalation of aerosolized e-liquids. As of September 27, 2019, the U.S. Centers for Disease Control reported that federal and state agencies continue to investigate an outbreak of at least 805 lung injury cases involving patients from 46 states and one U.S. territory, including 12 confirmed deaths. The government reported that all such patients had a history of e-cigarette product use or vaping. While the government has indicated that no single product or substance has been linked to all such cases, approximately 77% reported using THC-containing products, 36% reported exclusive use of THC-containing products, 57% reported using nicotine-containing products, and 16% reported exclusive use of nicotine-containing products. As a result of the current outbreak or future developments related to potential health risks associated with vaping, governments and private sector parties could take actions aimed at reducing the incidence of vaping and/or seeking to hold manufacturers of e-liquids responsible for the adverse health effects associated with the use of vaping products. These actions, combined with potential deterioration in the public’s perception of e-liquids, may result in a reduced market for the Company's and Purilum’s e-liquid products.

Actions by the FDA and other federal, state, or local governments or agencies may impact consumers’ acceptance of or access to e-liquids products (for example, through product standards related to flavored products promulgated by the FDA), limit consumers’ e-liquids choices, delay or prevent the launch of new or modified e-liquids products or products with claims of reduced risk, require the recall or other removal of e-liquids products from the marketplace (for example, as a result of product contamination or regulations that ban certain flavors or ingredients), restrict communications to e-liquids consumers, restrict the ability to differentiate e-liquids products, create a competitive advantage or disadvantage for certain e-liquids companies, impose additional manufacturing, labeling, or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified e-liquids products in certain locations or the sale of e-liquids products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the Company's business, financial condition, and results of operations.

Item 6. Exhibits

10.01	Amended and Restated Pyxus International, Inc. 2016 Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Pyxus International, Inc. on July 15, 2019 (SEC File No. 001-13684))
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: November 7, 2019        /s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Controller
(Principal Accounting Officer)