Form 10-Q
period 2019-12-31
PYXUS INTERNATIONAL, INC.
filed 2020-02-10
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2019.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

001-13684
(Commission File Number)
Pyxus International, Inc.
(Exact name of registrant as specified in its charter)

Virginia		54-1746567
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

8001 Aerial Center Parkway
Morrisville,	North Carolina	27560
(Address of principal executive offices)		(Zip Code)
(919) 379-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Common Stock (no par value)	PYX	New York Stock Exchange

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
 Yes ☐ No ☒

As of January 31, 2020, the registrant had 9,177,268 shares outstanding of Common Stock (no par value) excluding 785,313 shares owned by a wholly owned subsidiary.

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, changes in relevant capital markets affecting the terms and availability of financing, political instability, currency and interest rate fluctuations, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, the impact of disasters or other unusual events affecting international commerce, including impacts from the strain of coronavirus reported to have recently surfaced in Wuhan, China, changes in costs incurred in supplying products and related services, uncertainties with respect to the impact of regulation associated with new business lines, including the risk of obtaining anticipated regulatory approvals in Canada and for nicotine e-liquids products in the United States, uncertainties regarding the regulation of the production and distribution of hemp products and continued compliance with applicable regulatory requirements, uncertainties with respect to the development of the industries and markets of the new business lines, consumer acceptance of products offered by the new business lines, uncertainties with respect to the timing and extent of retail and product-line expansion, the impact of increasing competition in the new business lines, uncertainties regarding obtaining financing to fund planned facilities expansions, the possibility of delays in the completion of facilities expansions and uncertainties regarding the potential production yields of new or expanded facilities, as well as the progress of legalization of cannabis for medicinal and adult recreational uses in other jurisdictions. A further list and description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended March 31, 2019, in Part II, Item 1A "Risk Factors" in the Company's Quarterly Reports on Form 10-Q for the periods ended June 30, 2019 and September 30, 2019, and in Part II, Item 1A of this report, and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2019	2018	2019	2018
Sales and other operating revenues	$363,260	$524,487	$1,022,911	$1,210,351
Cost of goods and services sold	308,133	449,776	867,852	1,045,042
Gross profit	55,127	74,711	155,059	165,309
Selling, general, and administrative expenses	45,911	41,680	142,551	118,759
Other (expense) income, net	(401)	7,991	4,061	13,473
Restructuring and asset impairment charges	672	1,667	892	3,390
Operating income	8,143	39,355	15,677	56,633
Debt retirement benefit	—	(1,281)	—	(1,754)
Interest expense (includes debt amortization of $2,559 and $2,325 for the three months and $7,478 and $7,020 for the nine months in 2019 and 2018, respectively)	32,200	33,947	101,346	102,182
Interest income	442	962	2,966	2,587
(Loss) income before income taxes and other items	(23,615)	7,651	(82,703)	(41,208)
Income tax (benefit) expense	(914)	17,354	25,238	26,900
Income from unconsolidated affiliates	255	4,701	6,728	6,852
Net loss	(22,446)	(5,002)	(101,213)	(61,256)
Net (loss) income attributable to noncontrolling interests	(453)	93	(905)	(769)
Net loss attributable to Pyxus International, Inc.	$(21,993)	$(5,095)	$(100,308)	$(60,487)

Loss per share:
Basic	$(2.40)	$(0.56)	$(10.98)	$(6.69)
Diluted	$(2.40)	$(0.56)	$(10.98)	$(6.69)

Weighted average number of shares outstanding:
Basic	9,166	9,068	9,137	9,048
Diluted	9,166	9,068	9,137	9,048

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Net loss	$(22,446)	$(5,002)	$(101,213)	$(61,256)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	1,871	(2,310)	(474)	(7,628)
Defined benefit pension amounts reclassified to income	312	285	934	853
Change in pension liability for settlements	799	(1,162)	(1,213)	(391)
Change in the fair value of derivatives designated as cash flow hedges	—	(3,752)	(147)	(3,752)
Amounts reclassified to income for derivatives	576	2,161	2,520	1,445
Total other comprehensive income (loss), net of tax	3,558	(4,778)	1,620	(9,473)
Total comprehensive loss	(18,888)	(9,780)	(99,593)	(70,729)
Comprehensive loss attributable to noncontrolling interests	(405)	(430)	(846)	(1,216)
Comprehensive loss attributable to Pyxus International, Inc.	$(18,483)	$(9,350)	$(98,747)	$(69,513)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)				December 31, 2019	December 31, 2018	March 31, 2019
Assets
Current assets
Cash and cash equivalents				$72,230	$209,160	$192,043
Restricted cash				2,359	6,335	5,378
Trade receivables, net				180,404	268,747	290,097
Other receivables				12,257	21,305	20,900
Accounts receivable, related parties				6,418	5,077	5,633
Notes receivable, related parties				406	—	150
Inventories				871,850	827,782	668,171
Advances to tobacco suppliers				61,536	51,135	19,754
Recoverable income taxes				9,751	8,538	5,421
Prepaid expenses				22,447	17,325	15,934
Other current assets				14,345	16,212	15,027
Total current assets				1,254,003	1,431,616	1,238,508
Restricted cash				389	389	389
Long-term notes receivable, related parties				7,466	742	545
Investments in unconsolidated affiliates				69,368	68,351	69,459
Goodwill				34,570	34,109	34,336
Other intangible assets, net				67,404	70,074	71,781
Deferred income taxes, net				115,947	106,610	116,451
Long-term recoverable income taxes				2,618	898	3,067
Other deferred charges				1,421	2,634	2,175
Other noncurrent assets				48,533	43,514	46,168
Right-of-use assets				43,372	—	—
Property, plant, and equipment, net				303,956	264,782	276,396
Total assets				$1,949,047	$2,023,719	$1,859,275
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks				$580,346	$583,407	$428,961
Accounts payable				61,076	49,373	87,049
Accounts payable, related parties				11,077	18,372	19,054
Advances from customers				19,227	45,900	16,436
Accrued expenses and other current liabilities				103,351	98,233	91,282
Income taxes payable				15,444	6,513	3,728
Operating leases payable				14,033	—	—
Current portion of long-term debt				325	165	332
Total current liabilities				804,879	801,963	646,842
Long-term taxes payable				8,523	10,718	10,718
Long-term debt				902,461	897,195	898,386
Deferred income taxes				30,396	12,437	26,813
Liability for unrecognized tax benefits				12,233	11,026	11,189
Long-term leases				28,206	—	—
Pension, postretirement, and other long-term liabilities				70,315	72,013	73,308
Total liabilities				1,857,013	1,805,352	1,667,256
Commitments and contingencies
Stockholders’ equity	December 31, 2019	December 31, 2018	March 31, 2019
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,963	9,866	9,881	469,450	474,603	468,936
Retained deficit				(324,192)	(213,905)	(223,884)
Accumulated other comprehensive loss				(59,781)	(57,218)	(61,342)
Total stockholders’ equity of Pyxus International, Inc.				85,477	203,480	183,710
Noncontrolling interests				6,557	14,887	8,309
Total stockholders’ equity				92,034	218,367	192,019
Total liabilities and stockholders’ equity				$1,949,047	$2,023,719	$1,859,275
See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss attributable to Pyxus International, Inc.	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019	469,736	(302,199)	(24,334)	(38,139)	(817)	7,388	111,635
Net loss attributable to Pyxus International, Inc.	—	(21,993)	—	—	—	(453)	(22,446)
Stock-based compensation	242	—	—	—	—	—	242
Purchase of noncontrolling interests in a subsidiary	(528)	—	33	—	—	(426)	(921)
Other comprehensive income, net of tax	—	—	1,789	1,111	576	48	3,524
Balance, December 31, 2019	$469,450	$(324,192)	$(22,512)	$(37,028)	$(241)	$6,557	$92,034

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Loss on Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss attributable to Pyxus International, Inc.	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss attributable to Pyxus International, Inc.	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018	474,221	(211,741)	(18,075)	(31,241)	(716)	15,707	228,155
Net (loss) income attributable to Pyxus International, Inc.	—	(5,095)	—	—	—	93	(5,002)
Restricted stock surrender	(20)	—	—	—	—	—	(20)
Stock-based compensation	402	—	—	—	—	—	402
Dividends paid	—	—	—	—	—	(390)	(390)
Impact of adoption of ASU 2018-02	—	2,931	—	(2,931)	—	—	—
Other comprehensive loss, net of tax	—	—	(1,787)	(877)	(1,591)	(523)	(4,778)
Balance, December 31, 2018	$474,603	$(213,905)	$(19,862)	$(35,049)	$(2,307)	$14,887	$218,367

*Amounts may not equal column totals due to rounding

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31,
(in thousands)	2019	2018
Operating Activities:
Net loss	$(101,213)	$(61,256)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26,003	26,887
Debt amortization/interest	9,356	8,739
Debt retirement benefit	—	(1,754)
Gain on foreign currency transactions	(3,921)	(1,220)
Asset impairment charges	260	891
Gain on sale of property, plant, and equipment	(168)	(2,155)
Gain on insurance proceeds received for destroyed buildings	—	(6,460)
Income from unconsolidated affiliates, net of dividends	(128)	(1,486)
Bad debt expense	—	2,136
Stock-based compensation	1,054	1,155
Changes in operating assets and liabilities, net	(323,681)	(315,113)
Other, net	5,220	11,143
Net cash used by operating activities	(387,218)	(338,493)

Investing Activities:
Purchases of property, plant, and equipment	(51,479)	(35,327)
Proceeds from sale of property, plant, and equipment	1,844	5,179
Collections on beneficial interests on securitized trade receivables	174,741	171,565
Loans to unconsolidated affiliates	(5,250)	—
Insurance proceeds received for destroyed buildings	—	6,460
Payments to acquire controlling interests, net of cash acquired	—	(8,692)
Other, net	(240)	(886)
Net cash provided by investing activities	119,616	138,299

Financing Activities:
Net proceeds from short-term borrowings	156,784	173,548
Repayment of long-term borrowings	(91)	(25,132)
Debt issuance cost	(5,245)	(5,072)
Purchase of noncontrolling interests in a subsidiary	(921)	—
Other, net	(480)	(459)
Net cash provided by financing activities	150,047	142,885

Effect of exchange rate changes on cash	(5,277)	5,160

Decrease in cash, cash equivalents, and restricted cash	(122,832)	(52,149)
Cash and cash equivalents at beginning of period	192,043	264,660
Restricted cash at beginning of period	5,767	3,373
Cash, cash equivalents, and restricted cash at end of period	$74,978	$215,884

Other information:
Cash paid for income taxes	$13,768	$19,650
Cash paid for interest	80,191	81,622
Cash received from interest	(2,839)	(2,340)

Noncash investing activities:
Purchases of property, plant, and equipment included in accounts payable	$4,590	$1,501
Sales of property, plant, and equipment included in notes receivable	662	1,473
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	151,149	161,943

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands)

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements represent the consolidation of Pyxus International, Inc. (the "Company" or "Pyxus") and all companies that Pyxus directly or indirectly controls, either through majority ownership or otherwise. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. Intercompany accounts and transactions have been eliminated.

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The year-end condensed balance sheet data was derived from the audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation of notes receivable, related parties in the condensed consolidated balance sheets, restructuring and asset impairment charges in the condensed consolidated statement of cash flows, and the components within inventory, see "Note 17. Inventories" for more information.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases, and retains a dual model approach for assessing lease classification and recognizing expense. This guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients, and interim transition disclosure requirements. The Company adopted this guidance during the first quarter beginning April 1, 2019 under the modified retrospective approach, which does not require adjustments to comparative periods or require modified disclosures for those comparative periods. The guidance provides a number of optional practical expedients in transition. The Company elected the package of transition practical expedients. The Company implemented changes to its accounting policies, systems, and controls to align with the new guidance. There is a material impact on the consolidated balance sheet from applying this guidance, which resulted in the recognition of new right-of-use assets of $43,900 and lease liabilities of $42,064 as of April 1, 2019 associated with the Company’s operating leases. The impact on the results of operations, cash flows, and existing debt covenants is not material. The adoption of this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from lease arrangements. See "Note 14. Leases" for more information.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the test for goodwill impairment as it eliminates step two of the goodwill impairment test by no longer requiring an entity to compare the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this new standard, goodwill impairment is measured as the excess of the reporting unit's carrying value over fair value, limited to the amount of goodwill. The Company will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is needed. This guidance has been early adopted by the Company as of December 31, 2019 on a prospective basis. The adoption of this new accounting standard did not have a material impact on the Company's financial condition, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Based on the Company's scoping assessment, ASU 2016-13 will primarily impact trade receivables. The adoption of this new accounting standard will be done using a modified retrospective approach, and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows. This new accounting standard will be effective for the Company on April 1, 2023, with early adoption permitted.

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

3. Restricted Cash

The following summarizes the restricted cash balance:

	December 31, 2019	December 31, 2018	March 31, 2019
Compensating balance for short-term borrowings	$940	$1,220	$1,225
Escrow	1,363	2,314	2,894
Other	445	3,190	$1,648
Total	$2,748	$6,724	$5,767

As of December 31, 2019 and 2018, and March 31, 2019, the Company held $0, $2,644, and $1,082, respectively, in the Zimbabwe Real Time Gross Settlement (“RTGS”) Dollar. RTGS is a local currency equivalent that as of December 31, 2019 was exchanged at a government specified rate of 16.8:1 with the U.S. Dollar ("USD").

4. Revenue Recognition

The Company derives revenue from contracts with customers, primarily from the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. The following disaggregates sales and other operating revenues by the Company's significant revenue streams:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Leaf - North America:
Product revenue	$39,148	$60,280	$114,548	$152,725
Processing and other revenues	13,868	17,570	24,873	29,039
Total sales and other operating revenues	53,016	77,850	139,421	181,764

Leaf - Other Regions:
Product revenue	293,564	432,423	825,522	977,503
Processing and other revenues	12,936	9,296	42,316	40,752
Total sales and other operating revenues	306,500	441,719	867,838	1,018,255

Other Products and Services:
Total sales and other operating revenues	3,744	4,918	15,652	10,332

Total sales and other operating revenues	$363,260	$524,487	$1,022,911	$1,210,351

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

The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Balance, beginning of period	$(7,242)	$(7,324)	$(13,381)	$(7,055)
Additions	(5)	(1,774)	—	(2,136)
Write-offs	—	(15)	6,134	78
Balance, end of period	(7,247)	(9,113)	(7,247)	(9,113)
Trade receivables	187,651	277,860	187,651	277,860
Trade receivables, net	$180,404	$268,747	$180,404	$268,747

5. Income Taxes

Accounting for Uncertainty in Income Taxes
As of December 31, 2019, the Company’s unrecognized tax benefits totaled $16,331, of which $13,122 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2019, accrued interest and penalties totaled $1,235 and $756, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

During the nine months ended December 31, 2019, the Company reached an income tax settlement with the Kenyan Revenue Authority for $1,558 for a previously recorded uncertain tax position. In addition, a previous accrual to settle asserted issues for years 2009 to 2016 in Zimbabwe of $964 was reduced by $952 to account for the exchange rate impact of the local currency equivalent. An existing accrual for transfer pricing issues in Malawi was increased by an additional $2,772 to account for the Company's evolving negotiations with tax authorities. Also, the Company increased an existing accrual related to U.S. transition tax of $931, resulting from changes in accrued tax pools. The U.S. federal net operating loss was reduced to reflect the impacts of certain tax accounting methods on Global Intangible Low-Taxed Income ("GILTI").

The Company does not expect significant changes in the amount of its unrecognized tax benefits in the next twelve months but acknowledges circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions taken by the Company that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly has not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2019, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2017. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three and Nine Months Ended December 31, 2019
The effective tax rate for the three months ended December 31, 2019 and 2018 was 3.9% and 226.8%, respectively. The effective tax rate for the nine months ended December 31, 2019 and 2018 was (30.5)% and (65.3)%, respectively. For the three and nine months ended December 31, 2019 and 2018, the effective rate differed from the U.S. statutory rate of 21% due to the impact of non-deductible interest, net foreign exchange effects and Subpart F income. The primary differences in the effective tax rates year-over-year are the impact of net foreign exchange effects, increases in non-deductible interest, as well as Subpart F income, and variation in expected jurisdictional mix of earnings.

For the nine months ended December 31, 2019, the Company's quarterly provision for income taxes has been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. For the nine months ended December 31, 2019, the Company recorded the net tax effects of certain discrete events, which resulted in an income tax expense of $2,252. This discrete income tax expense primarily related to the impact of changes in uncertain tax positions and changes in foreign exchange impacts. Comparable tax expense for the six months ended September 30, 2018 was calculated using the discrete method as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. Using the discrete method, the Company determined current and deferred income tax expense as if the interim period were an annual period, and no discrete events were separately identified.

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

	December 31, 2019	December 31, 2018	March 31, 2019
Amounts guaranteed (not to exceed)	$119,342	$176,762	$143,298
Amounts outstanding under guarantee(1)	37,624	79,336	103,846
Fair value of guarantees	1,112	2,890	3,714
Amounts due to local banks on behalf of suppliers and included in accounts payable	—	—	18,659
(1) Of the guarantees outstanding at December 31, 2019, most expire within one year.

7. Goodwill and Intangibles

The following summarizes the changes in goodwill and other intangible assets:

	Nine Months Ended December 31, 2019
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.88 years	$63,980	$—	$(32,043)	$—	$31,937
Production and supply contracts	2.25 years	14,893	—	(11,210)	—	3,683
Internally developed software	3.27 years	19,917	243	(18,807)	—	1,353
Licenses (2)	17.26 years	32,284	118	(3,010)	648	30,040
Trade names	6.25 years	500	—	(109)	—	391
Intangibles not subject to amortization:
Goodwill		34,336	—	—	234	34,570
Total		$165,910	$361	$(65,179)	$882	$101,974
(1) Amortization expense across intangible asset classes for the nine months ended December 31, 2019 was $5,386.
(2) Certain of the Company's license intangibles are subject to annual renewal.

	Twelve Months Ended March 31, 2019
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions (1)	Accumulated Amortization (2)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.55 years	$58,530	$5,450	$(29,027)	$—	$34,953
Production and supply contracts	2.93 years	14,893	—	(10,668)	—	4,225
Internally developed software	3.79 years	18,812	1,105	(18,391)	—	1,526
Licenses (3)	18.08 years	30,339	2,991	(1,644)	(1,046)	30,640
Trade names	7.00 years	—	500	(63)	—	437
Intangibles not subject to amortization:
Goodwill (4)		27,546	7,174	—	(384)	34,336
Total		$150,120	$17,220	$(59,793)	$(1,430)	$106,117
(1) Additions to goodwill, customer relationships, and trade names relate to the acquisition of Humble Juice Co., LLC ("Humble Juice"). Additions to licenses relates to Canada's Island Garden ("Figr East"), Figr Norfolk, and Alliance One Specialty Products, LLC.
(2) Amortization expense across intangible asset classes for the fiscal year ended March 31, 2019 was $7,943.
(3) Certain of the Company's license intangibles are subject to annual renewal.
(4) Goodwill activity relates to the Other Products and Services segment.

The following summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software(1)	Licenses	Trade Names	Total
2020 (excluding the nine months ended December 31, 2019)	$1,005	$1,674	$137	$462	$16	$3,294
2021	4,022	1,397	435	1,847	63	7,764
2022	4,022	612	361	1,845	63	6,903
2023	4,022	—	290	1,841	63	6,216
2024	4,022	—	130	1,841	63	6,056
Thereafter	14,844	—	—	22,204	123	37,171
	$31,937	$3,683	$1,353	$30,040	$391	$67,404
(1) Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2019. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

8. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, advances, guarantees, and securitized receivables. The Company is not the primary beneficiary of the majority of its variable interests, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities due to the entities’ management and board of directors' structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice, a consolidated entity for which the related intercompany accounts and transactions have been eliminated.

The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	December 31, 2019	December 31, 2018	March 31, 2019
Investment in variable interest entities	$63,320	$62,156	$64,281
Advances to variable interest entities	11,301	2,817	3,273
Guaranteed amounts to variable interest entities (not to exceed)	61,566	73,278	67,027

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

•Other Products and Services primarily involves the sale of cannabis and e-liquid products. Cannabis was legalized for adult use in Canada on October 17, 2018. The cannabis products produced by certain of the Company's subsidiaries have been sold in the Canadian market, primarily to municipally-owned retailers. E-liquids products are sold to consumers via e-commerce platforms and other distribution channels, and retail stores.

The following summarizes operating results and assets by segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Sales and other operating revenues:
Leaf - North America	$53,016	$77,850	$139,421	$181,764
Leaf - Other Regions	306,500	441,719	867,838	1,018,255
Other Products and Services	3,744	4,918	15,652	10,332
Total sales and other operating revenues	$363,260	$524,487	$1,022,911	$1,210,351

Operating income (loss):
Leaf - North America	$2,609	$2,870	$5,880	$7,888
Leaf - Other Regions	25,508	44,133	59,016	70,010
Other Products and Services	(19,974)	(7,648)	(49,219)	(21,265)
Total operating income	$8,143	$39,355	$15,677	$56,633

	December 31, 2019	December 31, 2018	March 31, 2019
Segment assets:
Leaf - North America	$319,433	$318,295	$243,248
Leaf - Other Regions	1,408,705	1,598,879	1,488,226
Other Products and Services	220,909	106,545	127,801
Total assets	$1,949,047	$2,023,719	$1,859,275

10. Loss Per Share

The following summarizes the computation of loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2019	2018	2019	2018
Basic loss per share:
Net loss attributable to Pyxus International, Inc.	$(21,993)	$(5,095)	$(100,308)	$(60,487)
Shares:
Weighted average number of shares outstanding(1)	9,166	9,068	9,137	9,048
Basic loss per share	$(2.40)	$(0.56)	$(10.98)	$(6.69)

Diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(21,993)	$(5,095)	$(100,308)	$(60,487)
Shares:
Weighted average number of shares outstanding(1)	9,166	9,068	9,137	9,048
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	—	—	—
Adjusted weighted average number of shares outstanding	9,166	9,068	9,137	9,048
Diluted loss per share	$(2.40)	$(0.56)	$(10.98)	$(6.69)
(1) 785 shares of common stock were owned by a wholly owned subsidiary as of December 31, 2019 and 2018.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 10 and 66 for the three months ended December 31, 2019 and 2018, respectively, and 28 and 62 for the nine months ended December 31, 2019 and 2018, respectively.

Certain potentially dilutive options were not included in the computation of loss per diluted share because their effect would be antidilutive. Potential common shares are also considered antidilutive in the event of a net loss. The number of potential shares outstanding that were considered antidilutive and that were excluded from the computation of diluted loss per share, weighted for the portion of the period they were outstanding were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Antidilutive stock options and other awards	452	427	450	427
Antidilutive stock options and other awards under stock-based compensation programs excluded based on reporting a net loss for the period	—	—	—	—
Total common stock equivalents excluded from diluted loss per share	452	427	450	427
Weighted average exercise price	$56.66	$60.00	$56.98	$60.00

11. Stock-Based Compensation

The following summarizes the Company's stock-based compensation expense related to awards granted under its various employee and non-employee stock incentive plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$242	$402	$1,054	$1,155
Stock-based compensation expense payable in cash	—	—	—	—

The following summarizes the Company's stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2019	2018	2019	2018
Restricted stock
Number granted	11	13	39	26
Grant date fair value	$8.94	$11.86	$12.41	$17.04
Restricted stock units
Number granted	—	5	2	66
Grant date fair value	$—	$14.32	$18.29	$15.94
Performance-based stock units
Number granted	—	—	—	30
Grant date fair value	$—	$—	$—	$16.00

Restricted stock units granted during the nine months ended December 31, 2019 vest ratably over a three-year period.

12. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $3,268 and the total assessment including penalties and interest at December 31, 2019 is $11,598. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,827 and the total assessment including penalties and interest at December 31, 2019 is $7,551. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $11,313. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Other Matters
On October 8, 2019, the City of New York filed a complaint in U.S. District Court against 24 e-liquids companies, including the Company’s Humble Juice subsidiary, seeking an injunction to prevent sales of e-cigarette products to residents of New York City without adequate age-verification systems and to prohibit marketing e-cigarettes to New York City residents under the age of 21, as well as statutory damages and compensation to the city for the costs of abating underage e-cigarette use. On December 16, 2019, Humble Juice filed its answer to the compliant, denying that it lacked adequate age-verification systems and the allegations underlying the City's claim for relief, as well as asserting several affirmative defenses. Humble Juice intends to vigorously defend this matter.

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

13. Debt Arrangements

The following summarizes debt and notes payable:

			December 31, 2019
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
(in thousands)	2019	2019	Available	Rate
Senior secured credit facility:
ABL facility (1)	$—	$—	$60,000	—%	(2)
Senior notes:
8.5% senior secured first lien notes due 2021 (3)	270,883	272,369	—	8.5%
9.875% senior secured second lien notes due 2021 (4)	627,147	629,821	—	9.9%
Other long-term debt	688	596	—	5.2%	(2)
Notes payable to banks (5)	428,961	580,346	258,436	7.1%	(2)
Total debt	$1,327,679	$1,483,132	$318,436
Short-term	$428,961	$580,346
Long-term:
Current portion of long-term debt	$332	$325
Long-term debt	898,386	902,461
	$898,718	$902,786
Letters of credit	$5,399	$7,151	5,740
Total credit available			$324,176

(1)  As of December 31, 2019, the full amount of the ABL facility was available. Borrowing is permitted under the ABL facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180 million.

(2) Weighted average rate for the trailing twelve months ended December 31, 2019.
(3) Repayment of $272,369 is net of original issue discount of $826 and unamortized debt issuance of $1,805. Total repayment will be $275,000.
(4) Repayment of $629,821 is net of original issue discount of $3,328 and unamortized debt issuance of $2,537. Total repayment will be $635,686.
(5) Primarily foreign seasonal lines of credit.

The indentures governing the Company's outstanding 8.5% senior secured first lien notes due 2021 and its outstanding 9.875% senior secured second lien notes due 2021 contain restrictions, subject to certain exceptions and baskets, that prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. As of December 31, 2019, the Company did not satisfy this fixed charge coverage ratio. The Company may not satisfy this ratio from time to time and failure to meet this fixed charge coverage ratio does not constitute an event of default.

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

The following summarizes weighted-average information associated with the measurement of remaining operating lease as of December 31, 2019:

Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	9.6%

The following summarizes lease costs for operating leases:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating lease costs	$4,268	$12,567
Variable and short-term lease costs	1,830	5,089
Total lease costs	$6,098	$17,656

The following summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating cash flows impact - operating leases	$3,051	$11,864
Right-of-use assets obtained in exchange for new operating leases	1,111	5,504

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the condensed consolidated balance sheet as of December 31, 2019:

2020 (excluding the nine months ended December 31, 2019)	$4,458
2021	13,452
2022	10,741
2023	6,904
2024	5,662
Thereafter	12,545
Total future minimum lease payments	53,762
Less: amounts related to imputed interest	11,523
Present value of future minimum lease payments	42,239
Less: operating lease liabilities, current	14,033
Operating lease liabilities, non-current	$28,206

The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases. The following presents the future minimum rental commitments under noncancelable operating leases as of March 31, 2019:

2020	$15,651
2021	10,554
2022	8,483
2023	6,735
2024	5,356
Thereafter	7,324
Total	$54,103

15. Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative costs. As of December 31, 2019 and 2018, accumulated other comprehensive loss includes $241 and $2,307, net of tax of $64 and $613, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $729 and $3,189 in its cost of goods and services sold for the three and nine months ended December 31, 2019, respectively. The Company recorded a current derivative asset of $1,029 as of December 31, 2018, included in the condensed consolidated balance sheets. There were no derivatives contracts outstanding as of December 31, 2019.

16. Pension and Other Postretirement Benefits

The following summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Service cost	$117	$120	$352	$359
Interest expense:
Interest expense	1,029	1,155	3,088	3,464
Expected return on plan assets	(1,121)	(1,286)	(3,363)	(3,858)
Amortization of prior service cost	10	11	31	32
Settlement loss(1)	271	91	819	609
Actuarial loss	456	422	1,368	1,267
Net periodic pension cost	$762	$513	$2,295	$1,873
(1) During the three and nine months ended December 31, 2019 and 2018, the Company's cash payments activity triggered settlement accounting. Settlement losses are recorded in interest expense.

	Other Postretirement Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Service cost	$2	$4	$5	$11
Interest expense:
Interest expense	82	83	246	248
Amortization of prior service cost	(177)	(177)	(531)	(532)
Actuarial loss	109	109	328	328
Net periodic pension cost	$16	$19	$48	$55

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Contributions made during the period	$1,277	$1,399	$4,457	$4,890
Contributions expected for the remainder of the fiscal year			2,665	2,357
Total			$7,122	$7,247

17. Inventories

Inventories consist of the following:

	December 31, 2019	December 31, 2018	March 31, 2019
Processed tobacco	$703,124	$698,092	$455,163
Unprocessed tobacco	116,456	107,206	183,607
Other tobacco related	20,960	19,771	26,385
Other(1)	31,310	2,713	3,016
Total	$871,850	$827,782	$668,171
(1) Represents inventory from the other products and services segment.

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

	Three Months Ended December 31,		Nine Months Ended December 31,		Affected Line Item in the Condensed Consolidated
	2019	2018	2019	2018	Statements of Operations
Pension and other postretirement benefits*:
Actuarial loss	$560	$534	$1,680	$1,601
Amortization of prior service cost	(165)	(167)	(495)	(502)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	395	367	1,185	1,099
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(83)	(82)	(251)	(246)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$312	$285	$934	$853	Interest expense

	Three Months Ended December 31,		Nine Months Ended December 31,		Affected Line Item in the Condensed Consolidated
	2019	2018	2019	2018	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$729	$458	$3,189	$1,445
Amounts reclassified from accumulated other comprehensive loss to net income, gross	729	458	3,189	1,445
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(153)	(96)	(669)	(303)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$576	$362	$2,520	$1,142	Cost of goods and services sold
*Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 16. Pension and Other Postretirement Benefits" for additional information.

19. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of December 31, 2019, the investment limit under the first facility was $125,000 of trade receivables. Under the second and third facilities, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of December 31, 2019, the investment limit under the second facility was $125,000 of trade receivables. As of December 31, 2019, the investment limit under the third facility was variable based on qualifying sales.

As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $7,504 and $5,208 as of December 31, 2019 and March 31, 2019, respectively, and increased by $78 as of December 31, 2018.

The following summarizes the accounts receivable securitization information:

	December 31,		March 31,
	2019	2018	2019
Receivables outstanding in facility	$69,741	$92,445	$210,672
Beneficial interests	14,385	24,659	40,332
Servicing liability	5	26	90

	Nine Months Ended December 31,
	2019	2018
Cash proceeds for the period ended:
Cash purchase price	$331,187	$416,526
Deferred purchase price	174,741	171,565
Service fees	355	435
Total	$506,283	$588,526

20. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019			December 31, 2018			March 31, 2019
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$1,029	$—	$1,029	$186	$—	$186
Securitized beneficial interests	—	14,385	14,385	—	24,659	24,659	—	40,332	40,332
Total assets	$—	$14,385	$14,385	$1,029	$24,659	$25,688	$186	$40,332	$40,518
Financial Liabilities:
Long-term debt	$558,401	$620	$559,021	$742,047	$708	$742,755	$830,082	$703	$830,785
Guarantees	—	1,112	1,112	—	2,890	2,890	—	3,714	3,714
Total liabilities	$558,401	$1,732	$560,133	$742,047	$3,598	$745,645	$830,082	$4,417	$834,499

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

Level 3 measurements
•Guarantees: The fair value of guarantees is determined using the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rates ranging between 15.0% to 75.8% and the Company’s historical loss rates ranging between 2.2% to 10.0% as of December 31, 2019. The historical loss rate was weighted by the principal balance of the loans.
•Securitized beneficial interests: The fair value of securitized beneficial interests is determined using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 77 to 80 days and discount rates of 1.7% to 4.3% as of December 31, 2019. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2019		Nine Months Ended December 31, 2019
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$25,579	$1,026	$40,332	$3,714
Issuances of sales of receivables/guarantees	42,857	478	151,150	1,323
Settlements	(53,158)	(408)	(174,000)	(3,937)
(Losses) gains recognized in earnings	(893)	16	(3,097)	12
Ending balance	$14,385	$1,112	$14,385	$1,112

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning balance	$17,512	$1,861	$48,715	$5,864
Issuances of sales of receivables/guarantees	71,047	1,585	161,943	2,988
Settlements	(62,432)	(569)	(183,450)	(6,109)
(Losses) gains recognized in earnings	(1,468)	13	(2,549)	147
Ending balance	$24,659	$2,890	$24,659	$2,890

For the nine months ended December 31, 2019 and 2018, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests were $691 and $643, respectively.

21. Related Party Transactions

The Company engages in transactions with related parties primarily for the procuring and processing of inventory. The following summarizes sales and purchases with related parties:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Sales	$1,535	$475	$15,312	$14,238
Purchases	41,116	46,281	96,252	98,784

The Company’s accounts receivable, notes receivable, and accounts payable balances with related parties, as presented on the consolidated balance sheets, relate to transactions with equity method investments located in Asia, South America, North America, and Europe which grow, purchase, process, and sell tobacco, hemp, or produce consumable e-liquids.

22. Equity Method Investments

The following summarizes the Company's equity method investments as of December 31, 2019:

Entity Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	5,841
Criticality LLC	U.S.	extraction of cannabidiol from industrial hemp	40%	881
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	1,902
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

The following summarizes financial information for these equity method investments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operations statement:
Sales	$61,515	$128,731	$256,885	$221,938
Gross profit	9,462	20,705	44,235	37,531
Net income	1,506	10,433	16,599	16,009
Company's dividends received	267	—	6,841	5,556

	December 31,
	2019	2018	March 31, 2019
Balance sheet:
Current assets	$166,989	$235,951	$152,661
Property, plant, and equipment and other assets	57,320	52,233	53,103
Current liabilities	103,622	174,688	89,791
Long-term obligations and other liabilities	6,054	3,320	3,222

Of the amounts presented above, the following summarizes financial information for China Brasil Tobacos Exportadora SA ("CBT"):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operations statement:
Sales	$22,521	$78,405	$158,955	$116,486
Gross profit	3,338	13,492	25,359	19,471
Net income	1,041	8,918	11,929	10,638
Net income attributable to CBT	510	4,370	5,845	5,213

23. Restructuring and Asset Impairment Charges

The Company announced a cost-saving initiative and restructuring plan to re-purpose its Argentinian subsidiary for storage and special projects during the quarter ended December 31, 2019, with tobacco processing to be provided by a third party going forward. Total costs related to severance for affected employees, and impairment and other one-time costs associated with fixed assets are estimated to be $4,300 and $141, respectively, and are expected to be incurred by March 31, 2020. For the three months ended December 31, 2019, the Company incurred $621 and $141 for severance and impairment related charges, respectively.

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

The following summarizes the Company's restructuring and asset impairment charges:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Employee separation charges	$531	$1,122	$632	$2,499
Asset impairment and other non-cash charges	141	545	260	891
Restructuring and asset impairment charges	$672	$1,667	$892	$3,390

The following summarizes the activity in the restructuring accrual for employee separation and other cash charges recorded in the Company's Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$266	$214	$107	$889	$1,621	$222	$—	$107
Period charges	—	531	892	230	8	624	1,139	1,360
Payments	(251)	(646)	(73)	(328)	(1,614)	(747)	(213)	(676)
Ending balance	$15	$99	$926	$791	$15	$99	$926	$791

The following summarizes the asset impairment and other non-cash charges recorded in the Company's Leaf - North America and Leaf - Other Regions segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Leaf - North America	$—	$545	$—	$545
Leaf - Other Regions	141	—	260	346
Total	$141	$545	$260	$891

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

We are committed to responsible crop production which supports economic viability for the grower, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed-to-sale, our SENTRISM traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.

We are continuing our transformation journey designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification focuses on products that are value-added and require some degree of processing which plays well to our strengths, as well as offering higher margin potential than our core tobacco leaf business. To support these business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core leaf tobacco business, and a growing customer base.

Our strategy to transform into a global agricultural company with a significant presence across multiple consumer products categories has enabled us to achieve significant progress in positioning Pyxus to enhance value for our stakeholders. We are committed to driving improved results and we remain focused on strengthening our leaf business while continuing to invest in our new startup business ventures to position them for growth. Additionally, we continue to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment, for which plans to date have not progressed as initially anticipated but are continuing to develop, and to address the Company's maturing long-term debt.

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

Three Months Ended December 31, 2019 and 2018
	Three Months Ended December 31,
			Change
(in millions)	2019	2018	$	%
Sales and other operating revenues	$363.3	$524.5	$(161.2)	(30.7)
Cost of goods and services sold	308.1	449.8	(141.7)	(31.5)
Gross profit*	55.1	74.7	(19.6)	(26.2)
Selling, general, and administrative expenses	45.9	41.7	4.2	10.1
Other (expense) income, net	(0.4)	8.0	(8.4)	(105.0)
Restructuring and asset impairment charges	0.7	1.7	(1.0)	(58.8)
Operating income*	8.1	39.4	(31.3)	(79.4)
Debt retirement benefit	—	(1.3)	1.3	100.0
Interest expense	32.2	33.9	(1.7)	(5.0)
Interest income	0.4	1.0	(0.6)	(60.0)
Income tax (benefit) expense	(0.9)	17.4	(18.3)	(105.2)
Income from unconsolidated affiliates	0.3	4.7	(4.4)	(93.6)
Net (loss) income attributable to noncontrolling interests	(0.5)	0.1	(0.6)	(600.0)
Net loss attributable to Pyxus International, Inc.*	$(22.0)	$(5.1)	$(16.9)	(331.4)

* Amounts may not equal column totals due to rounding

Sales and other operating revenues decreased $161.2 million or 30.7% to $363.3 million for the three months ended December 31, 2019 from $524.5 million for the three months ended December 31, 2018. This decrease was due to a 27.5% decrease in volume and a 6.9% decrease in average sales prices. The decrease in volume was attributable to flue-cured oversupply conditions, the timing of shipments in the Leaf - Other Regions segment in Africa and Asia, and the impact of Hurricane Florence reducing the prior year U.S. crop size (which impacted carryover shipments) and foreign tariffs on U.S. tobacco reducing Leaf - North America segment volumes. The decrease in average sales price was driven by the Leaf - Other Regions segment product mix having a lower concentration of lamina in South America.

Cost of goods and services sold decreased $141.7 million or 31.5% to $308.1 million for the three months ended December 31, 2019 from $449.8 million for the three months ended December 31, 2018. This decrease was mainly due to a decrease in the Leaf - North America and Leaf - Other Regions segment sales and other operating revenues and favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower leaf raw materials prices in Africa and South America.

Gross profit as a percent of sales increased to 15.2% for the three months ended December 31, 2019 from 14.2% for three months ended December 31, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower leaf raw materials prices in Africa and South America. This increase was partially offset by higher Leaf - North America and Leaf - Other Region conversion costs due to lower volumes.

Selling, general, and administrative expense ("SG&A") increased $4.2 million or 10.1% to $45.9 million for the three months ended December 31, 2019 from $41.7 million for the three months ended December 31, 2018. SG&A as a percent of sales increased to 12.6% for the three months ended December 31, 2019 from 8.0% for the three months ended December 31, 2018. These increases were primarily related to branding, marketing, and advertising expenses to support growth of the Figr cannabinoid brand and costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment. These increases were partially offset by current year savings due to restructuring initiatives enacted in the Leaf - North America segment in the prior year.

Income tax expense decreased $18.3 million or 105.2% to a $0.9 million benefit for the three months ended December 31, 2019 from a $17.4 million expense for the three months ended December 31, 2018. This decrease was primarily due to a change in the effective tax rate to 3.9% for three months ended December 31, 2019 from 226.8% for the three months ended December 31, 2018, and the occurrence of certain discrete items during the three months ended December 31, 2019.

Leaf - North America Supplemental Information
	Three Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2019	2018	$	%
Kilos sold	7.3	11.1	(3.8)	(34.2)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$39.1	$60.3	$(21.2)	(35.2)
Average price per kilo	5.36	5.43	(0.07)	(1.3)
Processing and other revenues	13.9	17.6	(3.7)	(21.0)
Total sales and other operating revenues	53.0	77.9	(24.9)	(32.0)
Tobacco cost of goods sold:
Tobacco costs	30.9	49.0	(18.1)	(36.9)
Transportation, storage, and other period costs	5.1	3.2	1.9	59.4
Derivative financial instrument and exchange losses (gains)	0.1	(0.1)	0.2	200.0
Total tobacco cost of goods sold	36.1	52.1	(16.0)	(30.7)
Average cost per kilo	4.95	4.69	0.26	5.5
Processing and other revenues cost of services sold	10.9	17.1	(6.2)	(36.3)
Total cost of goods and services sold	47.0	69.2	(22.2)	(32.1)
Gross profit	6.0	8.7	(2.7)	(31.0)
Selling, general, and administrative expenses	2.8	4.3	(1.5)	(34.9)
Other expense, net	(0.7)	(0.1)	(0.6)	(600.0)
Restructuring and asset impairment charges	(0.1)	1.5	(1.6)	(106.7)
Operating income	$2.6	$2.8	(0.2)	(7.1)

Sales and other operating revenues decreased $24.9 million or 32.0% to $53.0 million for the three months ended December 31, 2019 from $77.9 million for the three months ended December 31, 2018. This decrease was primarily due to 34.2% lower volume and a 1.3% decrease in average sales prices. The decrease in volume was attributable to Hurricane Florence reducing the prior year U.S. crop size (which impacted carryover shipments) and foreign tariffs on U.S. tobacco. The decrease in average sales price was driven by product mix having a lower concentration of lamina.

Cost of goods and services sold decreased $22.2 million or 32.1% to $47.0 million for the three months ended December 31, 2019 from $69.2 million for the three months ended December 31, 2018. This decrease was mainly due to the decrease in sales and other operating revenues.

Gross profit as a percent of sales increased to 11.3% for the three months ended December 31, 2019 from 11.2% for the three months ended December 31, 2018. This increase was attributable to current year savings due to restructuring initiatives enacted in the prior year.

SG&A decreased $1.5 million or 34.9% to $2.8 million for the three months ended December 31, 2019 from $4.3 million for the three months ended December 31, 2018. SG&A as a percent of sales decreased to 5.3% for the three months ended December 31, 2019 from 5.5% for the three months ended December 31, 2018. These decreases were related to lower allocations of general corporate services and current year savings due to restructuring initiatives enacted in the prior year.

Leaf - Other Regions Supplemental Information
	Three Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2019	2018	$	%
Kilos sold	77.6	106.0	(28.4)	(26.8)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$293.5	$432.4	$(138.9)	(32.1)
Average price per kilo	3.78	4.08	(0.30)	(7.4)
Processing and other revenues	13.0	9.3	3.7	39.8
Total sales and other operating revenues	306.5	441.7	(135.2)	(30.6)
Tobacco cost of goods sold:
Tobacco costs	235.6	345.3	(109.7)	(31.8)
Transportation, storage, and other period costs	12.2	22.2	(10.0)	(45.0)
Derivative financial instrument and exchange (gains) losses	(0.8)	2.9	(3.7)	(127.6)
Total tobacco cost of goods sold	247.0	370.4	(123.4)	(33.3)
Average cost per kilo	3.18	3.49	(0.31)	(8.9)
Processing and other revenues cost of services sold	9.8	7.1	2.7	38.0
Total cost of goods and services sold	256.8	377.5	(120.7)	(32.0)
Gross profit	49.7	64.2	(14.5)	(22.6)
Selling, general, and administrative expenses	25.3	27.8	(2.5)	(9.0)
Other income, net	1.9	7.9	(6.0)	(75.9)
Restructuring and asset impairment charges	0.8	0.2	0.6	300.0
Operating income	$25.5	$44.1	$(18.6)	(42.2)

Sales and other operating revenues decreased $135.2 million or 30.6% to $306.5 million for the three months ended December 31, 2019 from $441.7 million for the three months ended December 31, 2018. This decrease was due to a 26.8% decrease in volume and a 7.4% decrease in average sales prices. The decrease in volume was attributable to flue-cured oversupply conditions and the timing of shipments in Africa and Asia. The decrease in average sales price was driven by product mix having a lower concentration of lamina in South America.

Cost of goods and services sold decreased $120.7 million or 32.0% to $256.8 million for the three months ended December 31, 2019 from $377.5 million for the three months ended December 31, 2018. This decrease was mainly due to the decrease in sales and other operating revenues and favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices in Africa and South America.

Gross profit as a percent of sales increased to 16.2% for the three months ended December 31, 2019 from 14.5% for the three months ended December 31, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices and lower conversion costs in Africa and South America.

SG&A decreased $2.5 million or 9.0% to $25.3 million for the three months ended December 31, 2019 from $27.8 million for the three months ended December 31, 2018. This decrease was related to lower allocations of general corporate services. SG&A as a percent of sales increased to 8.3% for the three months ended December 31, 2019 from 6.3% for the three months ended December 31, 2018. This increase was related to the decrease in sales and other operating revenues.

Other Products and Services Supplemental Information
	Three Months Ended December 31,
			Change
(in millions)	2019	2018	$	%
Sales and other operating revenues	$3.7	$4.9	$(1.2)	(24.5)
Cost of goods and services sold	4.3	3.1	1.2	38.7
Gross profit	(0.6)	1.8	(2.4)	(133.3)
Selling, general, and administrative expenses	17.8	9.6	8.2	85.4
Other (expense) income, net	(1.6)	0.2	(1.8)	(900.0)
Operating loss	$(20.0)	$(7.6)	$(12.4)	(163.2)

Sales and other operating revenues decreased $1.2 million or 24.5% to $3.7 million for the three months ended December 31, 2019 from $4.9 million for the three months ended December 31, 2018. This decrease was primarily due to a decrease in cannabinoid revenue attributable to the timing of orders and a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns. These decreases were partially offset by increased cannabinoid revenue driven by Figr products entering into two additional Canadian provinces: New Brunswick and Ontario in December 2019.

Cost of goods and services sold increased $1.2 million or 38.7% to $4.3 million for the three months ended December 31, 2019 from $3.1 million for the three months ended December 31, 2018. This increase was mainly due to increased cannabinoid depreciation associated with the additional 210,000 square feet of production capacity placed in-service at the Prince Edward Island facility.

Gross profit as a percent of sales decreased to (16.2)% for the three months ended December 31, 2019 from 36.7% for the three months ended December 31, 2018. This decrease was attributable to higher conversion costs from lower sales volume and increase cannabinoid depreciation associated with the additional 210,000 square feet of production capacity placed in-service at the Prince Edward Island facility.

SG&A increased $8.2 million or 85.4% to $17.8 million for the three months ended December 31, 2019 from $9.6 million for the three months ended December 31, 2018. SG&A as a percent of sales increased to 481.1% for the three months ended December 31, 2019 from 195.9% for the three months ended December 31, 2018. These increases are related to branding, marketing, and advertising expenses to support growth of the Figr cannabinoid brand and the costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment.

Nine Months Ended December 31, 2019 and 2018
	Nine Months Ended December 31,
(in millions)			Change
(percentage change is calculated based on thousands)	2019	2018	$	%
Sales and other operating revenues	$1,022.9	$1,210.4	$(187.5)	(15.5)
Cost of goods and services sold	867.9	1,045.0	(177.1)	(16.9)
Gross profit*	155.1	165.4	(10.3)	(6.2)
Selling, general, and administrative expenses	142.6	118.8	23.8	20.0
Other income, net	4.1	13.5	(9.4)	(69.6)
Restructuring and asset impairment charges	0.9	3.4	(2.5)	(73.5)
Operating income*	15.7	56.6	(40.9)	(72.3)
Debt retirement benefit	—	(1.8)	1.8	100.0
Interest expense	101.3	102.2	(0.9)	(0.9)
Interest income	3.0	2.6	0.4	15.4
Income tax expense	25.2	26.9	(1.7)	(6.3)
Income from unconsolidated affiliates	6.7	6.9	(0.2)	(2.9)
Net loss attributable to noncontrolling interests	(0.9)	(0.8)	(0.1)	(12.5)
Net loss attributable to Pyxus International, Inc.*	$(100.3)	$(60.5)	(39.8)	(65.8)

* Amounts may not equal column totals due to rounding

Sales and other operating revenues decreased $187.5 million or 15.5% to $1,022.9 million for the nine months ended December 31, 2019 from $1,210.4 million for the nine months ended December 31, 2018. This decrease was due to a 12.5% decrease in volume and a 5.0% decrease in averages sales price. The decrease in volume was attributable to flue-cured oversupply conditions, the timing of shipments in the Leaf - Other Regions segment in Africa, and the impact of Hurricane Florence reducing the prior year U.S. crop size (which impacted carryover shipments) and foreign tariffs on U.S. tobacco reducing Leaf - North America segment volumes. The decrease in average sales price was primarily due to product mix having a lower concentration of lamina. These decreases were partially offset by an increase in the Leaf - Other Regions segment volumes in South America due to the timing of shipments and the continued sales growth in the Other Products and Services segment.

Cost of goods and services sold decreased $177.1 million or 16.9% to $867.9 million for the nine months ended December 31, 2019 from $1,045.0 million for the nine months ended December 31, 2018. This decrease was mainly due to the decrease in sales and other operating revenues and favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower raw materials prices in Africa and South America. These decreases were partially offset by the continued growth of the Other Products and Services segment.

Gross profit as a percent of sales increased to 15.2% for the nine months ended December 31, 2019 from 13.7% for the nine months ended December 31, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations in the Leaf - Other Regions segment resulting in lower raw materials prices and conversion costs in Africa and South America and the continued growth of the Other Products and Services segment.

SG&A increased $23.8 million or 20.0% to $142.6 million for the nine months ended December 31, 2019 from $118.8 million for the nine months ended December 31, 2018. SG&A as a percent of sales increased to 13.9% for the nine months ended December 31, 2019 from 9.8% for the nine months ended December 31, 2018. These increases were primarily related to branding, marketing, and advertising expenses to support growth of the Figr cannabinoid and Humble Juice e-liquid brands and the costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment. These increases were partially offset by current year savings due to restructuring initiatives enacted in the Leaf - North America segment in the prior year.

Income tax expense decreased $1.7 million or 6.3% to $25.2 million for the nine months ended December 31, 2019 from $26.9 million for the nine months ended December 31, 2018. This decrease was primarily due to the change in the effective tax rate to (30.5)% for the nine months ended December 31, 2019 from (65.3)% for the nine months ended December 31, 2018 and the occurrence of certain discrete items during the nine months ended December 31, 2019.

Leaf - North America Supplemental Information
	Nine Months Ended December 31,
(in millions, except per kilo amounts)			Change
	2019	2018	$	%
Kilos sold	21.6	29.9	(8.3)	(27.8)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$114.5	$152.7	$(38.2)	(25.0)
Average price per kilo	5.30	5.11	0.19	3.7
Processing and other revenues	24.9	29.1	(4.2)	(14.4)
Total sales and other operating revenues	139.4	181.8	(42.4)	(23.3)
Tobacco cost of goods sold:
Tobacco costs	88.5	123.4	(34.9)	(28.3)
Transportation, storage, and other period costs	13.8	9.1	4.7	51.6
Derivative financial instrument and exchange losses (gains)	0.1	(0.2)	0.3	150.0
Total tobacco cost of goods sold	102.4	132.3	(29.9)	(22.6)
Average cost per kilo	4.74	4.42	0.32	7.2
Processing and other revenues cost of services sold	18.7	25.9	(7.2)	(27.8)
Total cost of goods and services sold	121.1	158.2	(37.1)	(23.5)
Gross profit	18.3	23.6	(5.3)	(22.5)
Selling, general, and administrative expenses	11.3	13.5	(2.2)	(16.3)
Other expense, net	(1.2)	(0.5)	(0.7)	(140.0)
Restructuring and asset impairment charges	(0.1)	1.7	(1.8)	(105.9)
Operating income	$5.9	$7.9	$(2.0)	(25.3)

Sales and other operating revenues decreased $42.4 million or 23.3% to $139.4 million for the nine months ended December 31, 2019 from $181.8 million for the nine months ended December 31, 2018. This decrease was due to a 27.8% decrease in volume attributable to Hurricane Florence reducing the prior year U.S. crop size (which impacted carryover shipments) and foreign tariffs on U.S. tobacco. This decrease was partially offset by a 3.7% increase in average sales price due to product mix having a higher concentration of lamina.

Cost of goods and services sold decreased $37.1 million or 23.5% to $121.1 million for the nine months ended December 31, 2019 from $158.2 million for the nine months ended December 31, 2018. This decrease was mainly due to lower volume.

Gross profit as a percent of sales increased to 13.1% for the nine months ended December 31, 2019 from 13.0% for the nine months ended December 31, 2018. This increase was attributable to current year savings due to restructuring initiatives enacted in the prior year.

SG&A decreased $2.2 million or 16.3% to $11.3 million for the nine months ended December 31, 2019 from $13.5 million for the nine months ended December 31, 2018 and was attributable to current year savings due to restructuring initiatives enacted in the prior year. SG&A as a percent of sales increased to 8.1% for the nine months ended December 31, 2019 from 7.4% for the nine months ended December 31, 2018 mainly due to lower volume.

Leaf - Other Regions Supplemental Information
	Nine Months Ended December 31,
(in millions, except per kilo amounts)			Change
	2019	2018	$	%
Kilos sold	213.3	238.7	(25.4)	(10.6)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$825.3	$977.5	$(152.2)	(15.6)
Average price per kilo	3.87	4.10	(0.23)	(5.6)
Processing and other revenues	42.5	40.8	1.7	4.2
Total sales and other operating revenues	867.8	1,018.3	(150.5)	(14.8)
Tobacco cost of goods sold:
Tobacco costs	665.6	796.9	(131.3)	(16.5)
Transportation, storage, and other period costs	37.2	51.7	(14.5)	(28.0)
Derivative financial instrument and exchange gains	(0.4)	(2.3)	1.9	82.6
Total tobacco cost of goods sold	702.4	846.3	(143.9)	(17.0)
Average cost per kilo	3.29	3.55	(0.26)	(7.3)
Processing and other revenues cost of services sold	32.5	32.6	(0.1)	(0.3)
Total cost of goods and services sold	734.9	878.9	(144.0)	(16.4)
Gross profit	132.9	139.4	(6.5)	(4.7)
Selling, general, and administrative expenses	79.1	81.4	(2.3)	(2.8)
Other income, net	6.2	13.8	(7.6)	(55.1)
Restructuring and asset impairment charges	1.0	1.7	(0.7)	(41.2)
Operating income	$59.0	$70.1	$(11.1)	(15.8)

Sales and other operating revenues decreased $150.5 million or 14.8% to $867.8 million for the nine months ended December 31, 2019 from $1,018.3 million for the nine months ended December 31, 2018. This decrease was due to a 10.6% decrease in volume and a 5.6% decrease in average selling prices. The decrease in volume was attributable to flue-cured oversupply conditions and the timing of shipments in Africa. This decrease was partially offset by an increase in volume in South America due to the timing of shipments. The decrease in average selling prices was driven by product mix having a lower concentration of lamina.

Cost of goods and services sold decreased $144.0 million or 16.4% to $734.9 million for the nine months ended December 31, 2019 from $878.9 million for the nine months ended December 31, 2018. This decrease was mainly due to the decrease in sales and other operating revenues and favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices in Africa and South America.

Gross profit as a percent of sales increased to 15.3% for the nine months ended December 31, 2019 from 13.7% for the nine months ended December 31, 2018. This increase was attributable to favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices and conversion costs in Africa and South America.

SG&A decreased $2.3 million or 2.8% to $79.1 million for the nine months ended December 31, 2019 from $81.4 million for the nine months ended December 31, 2018. This decrease was due to lower allocations of general corporate services. SG&A as a percent of sales increased to 9.1% for the nine months ended December 31, 2019 from 8.0% for the nine months ended December 31, 2018. This increase was related to the decrease in sales and other operating revenues.

Other income, net decreased $7.6 million or 55.1% to $6.2 million for the nine months ended December 31, 2019 from $13.8 million for the nine months ended December 31, 2018. This decrease was primarily due to the receipt of insurance proceeds in the prior year from the fiscal 2016 fire in Zimbabwe.

Restructuring and asset impairment charges decreased $0.7 million or 41.2% to $1.0 million for the nine months ended December 31, 2019 from $1.7 million for the nine months ended December 31, 2018 mainly due to a cost-saving and restructuring initiative to close a processing facility in Europe in the prior year.

Other Products and Services Supplemental Information
	Nine Months Ended December 31,
(in millions, except per kilo amounts)			Change
	2019	2018	$	%
Sales and other operating revenues	$15.7	$10.3	$5.4	52.4
Cost of goods and services sold	11.8	7.9	3.9	49.4
Gross profit	3.9	2.4	1.5	62.5
Selling, general, and administrative expenses	52.2	23.9	28.3	118.4
Other (expense) income, net	(0.9)	0.2	(1.1)	(550.0)
Operating loss	$(49.2)	$(21.3)	$(27.9)	(131.0)

Sales and other operating revenues increased $5.4 million or 52.4% to $15.7 million for the nine months ended December 31, 2019 from $10.3 million for the nine months ended December 31, 2018. This increase was primarily due to increased cannabinoid revenue attributable to sales in the provinces of Nova Scotia and Prince Edward Island following the legalization of the Canadian recreational cannabis market on October 17, 2018, as well as increased e-liquids product revenue attributable to additional product offerings and an expanding customer base. These increases were partially offset by a decrease in cannabinoid revenue attributable to the timing of orders and a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns.

Cost of goods and services sold increased $3.9 million or 49.4% to $11.8 million for the nine months ended December 31, 2019 from $7.9 million for the nine months ended December 31, 2018. This increase was mainly due to the increase in sales.

Gross profit as a percent of sales increased to 24.8% for the nine months ended December 31, 2019 from 23.3% for the nine months ended December 31, 2018. This increase was due to lower conversion costs attributable to higher sales volume and was partially offset by higher overhead absorption related to the additional 210,000 square feet of cannabinoid production capacity placed in-service in Prince Edward Island.

SG&A increased $28.3 million or 118.4% to $52.2 million for the nine months ended December 31, 2019 from $23.9 million for the nine months ended December 31, 2018. SG&A as a percent of sales increased to 332.5% for the nine months ended December 31, 2019 from 232.0% for the nine months ended December 31, 2018. These increases were primarily related to branding, marketing, and advertising expenses to support growth of the Figr cannabinoid and Humble Juice e-liquid brands and the costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment.

Liquidity and Capital Resources

Overview
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to fiscal year-end. Additionally, as we continue our transformation journey our liquidity requirements are increasingly affected by branding, marketing, and advertising expenses to support growth of the Other Products and Services segment, and legal and professional costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment and to address the Company's maturing long-term debt.

We may periodically seek to repurchase our indebtedness through open market transactions, privately negotiated transactions, exchanges, or otherwise, to the extent not prohibited by our financing agreements. Such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions,and other factors. The amounts involved may be material.

As of December 31, 2019, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2021 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
The following is a summary of items from the condensed consolidated balance sheets:

	December 31,		March 31,
(in millions except for current ratio)	2019	2018	2019
Cash and cash equivalents	$72.2	$209.2	$192.0
Trade and other receivables, net	192.7	290.1	311.0
Inventories and advances to tobacco suppliers	933.4	878.9	687.9
Total current assets	1,254.0	1,431.6	1,238.5
Notes payable to banks	580.3	583.4	429.0
Accounts payable	61.1	49.4	87.0
Advances from customers	19.2	45.9	16.4
Total current liabilities	804.9	802.0	646.8
Current ratio	1.6 to 1	1.8 to 1	1.9 to 1
Working capital	449.1	629.6	591.7
Long-term debt	902.5	897.2	898.4
Stockholders’ equity attributable to Pyxus International, Inc.	85.5	203.5	183.7

Working capital decreased to $449.1 million at December 31, 2019 from $629.6 million at December 31, 2018 primarily due to decreased leaf tobacco sales.

Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, and short-term borrowings under our foreign seasonal lines of credit. We have typically financed our non-U.S. tobacco operations with uncommitted short-term seasonal lines of credit at the local level. These foreign lines of credit are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that location. These short-term seasonal lines of credit are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These short-term seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements that are continually analyzed in order to meet the cash requirements of our businesses. See "Note 13. Debt Arrangements" for additional information.

We believe that our current cash balances, together with our borrowing availability, provides us with sufficient financial resources to meet our business requirements in the next 12 months, including the ability to meet our principal and interest payments under the terms of our debt financing agreements.

During the remainder of fiscal 2020, we expect to incur capital expenditures for routine replacement of equipment and investments intended to add value to our customers or increase efficiency in our leaf business, for value-added agriculture capabilities, and expansion of our production capacity in Canada.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines and senior secured credit agreement or indentures, as permitted therein.

The information included below explains the sources and uses of our cash flows for the nine months ended December 31, 2019 and 2018 as derived from our condensed consolidated financial statements:

	Nine Months Ended December 31,
(in thousands)	2019	2018
Operating activities	$(387,218)	$(338,493)
Investing activities	119,616	138,299
Financing activities	150,047	142,885
Effect of exchange rate changes on cash	(5,277)	5,160
Decrease in cash, cash equivalents, and restricted cash	(122,832)	(52,149)
Cash and cash equivalents at beginning of period	192,043	264,660
Restricted cash at beginning of period	5,767	3,373
Cash, cash equivalents, and restricted cash at end of period	$74,978	$215,884

Net cash used by operating activities increased $48.7 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The increase in cash used was primarily due to increased inventory purchase requirements in Africa offset by smaller crop sizes in South America.

Net cash provided by investing activities decreased $18.7 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The decrease in cash provided was primarily due to higher purchases for property, plant, and equipment related to expansion of the Other Products and Services segment.

Net cash provided by financing activities increased $7.2 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. This increase is primarily due to lower net proceeds from short-term borrowings due to decreases in purchasing requirements in South America and lower green inventory prices in Africa, partially offset by lower debt repayments on our senior notes.

Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Restricted cash as of December 31, 2019 primarily consists of approximately $0.9 million in compensating balances held with lenders in various jurisdictions where we operate, and approximately $1.4 million held as escrow for bid bonds used in new customer tenders. See "Note 3. Restricted Cash" for additional information.

Approximately $55.2 million of our outstanding cash balance at December 31, 2019 was held in foreign jurisdictions, which includes approximately $0.6 million held by our legal Canadian cannabis businesses. As a result of our cash needs abroad and legal restrictions with respect to repatriation of the proceeds from operations of our Canadian cannabis subsidiaries, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, an ABL facility, long-term debt securities, advances from customers, and cash from operations when available. See a summary of our short-term and long-term debt as of December 31, 2019 and 2018 at "Note 13. Debt Arrangements" for additional information. We will continue to monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Aggregated peak borrowings by facility occurring during the three months ended December 31, 2019 and 2018 were repaid with cash provided by operating activities. Available credit as of December 31, 2019 was $324.2 million comprised of $60.0 million under our ABL facility, $258.4 million of foreign seasonal lines of credit, and $5.7 million of availability for letters of credit. Borrowing under the ABL facility is permitted only to the extent that, after consideration of the application of the proceeds of the borrowing, our unrestricted cash and cash equivalents would not exceed $180 million.

No cash dividends were paid to shareholders during the three months ended December 31, 2019. The payment of dividends is restricted under the terms of our ABL credit facility and the indentures governing the 8.5% senior secured first lien notes and the 9.875% senior secured second lien notes.

Zimbabwe Currency Considerations
The Company often holds Zimbabwe RTGS Dollars necessary for operations within Zimbabwe. As of December 31, 2019, the Company held $0 in the Zimbabwe RTGS Dollars. RTGS is a local currency equivalent that, as of December 31, 2019, was exchanged at a government specified rate of 16.8:1 with the U.S. Dollar ("USD"). In order to convert these units to U.S. Dollars, we must obtain foreign currency resources from the Reserve Bank of Zimbabwe, subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC. As of December 31, 2019, MTC has $90.4 million of net assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2019.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 12. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and in Part II, Item 1A "Risk Factors" in the Company's Quarterly Reports on Form 10-Q for the periods ended June 30, 2019 and September 30, 2019, except for updated information included in the following:

The spread of the coronavirus could adversely affect our results of operations and our liquidity.
We are carefully monitoring the commercial impact from the spread of the coronavirus reported to have recently surfaced in Wuhan, China. To the extent that anticipated shipments are substantially delayed, either as a result of further spread of the virus or as a result of precautionary measures implemented by governments or commercial enterprises to limit the spread of this virus, anticipated sales may not occur within anticipated time frames and we could experience cash shortfalls from operations that could have a significant adverse effect on our results of operations and our ability to maintain adequate liquidity.

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

Pyxus International, Inc.

Date: February 10, 2020        /s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Controller
(Principal Accounting Officer)