Form 10-K
period 2020-03-31
PYXUS INTERNATIONAL, INC.
filed 2020-08-24
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2020

        ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

001-13684
(Commission File Number)

OLD HOLDCO, INC.
(Exact name of registrant as specified in its charter)

Virginia		54-1746567
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

8001 Aerial Center Parkway
Morrisville,	North Carolina	27560
(Address of principal executive offices)		(Zip Code)

(919) 379-4300
(Registrant’s telephone number, including area code)

Pyxus International, Inc.
(Former Name)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Common Stock (no par value)	(1)	(1)

(1) On June 30, 2020, the New York Stock Exchange filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 on Form 25 with the Securities and Exchange Commission with respect to the registrant’s common stock (no par value) which became effective to strike the registrant’s common stock from listing on the New York Stock Exchange 10 days thereafter and will become effective to withdraw the registrant’s common stock from registration under Section 12(b) of the Act 90 days thereafter (or such shorter period as the Securities and Exchange Commission may determine).

Securities registered pursuant to Section 12(g) of the Act: Common Stock (no par value)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐    Accelerated Filer   ☒    Non-Accelerated filer   ☐ Smaller Reporting Company   ☒    Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109.7 million based on the closing price of the common stock as reported on the New York Stock Exchange.

As of May 31, 2020, there were 9,190,562 shares of common stock outstanding (no par value), excluding 785,313 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
None

PRELIMINARY NOTE

This Form 10-K is being filed by Old Holdco, Inc. which was formerly named “Pyxus International, Inc.” (the “Company,” “Pyxus,” “we” or “us,” which terms, when used with respect to periods commencing after the effectiveness of the Plan (as defined below), would include New Pyxus (as defined in "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements"), unless the context would indicate otherwise. This Form 10-K is being signed concurrently with the effectiveness of the Plan.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), the Company (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. This Form 10-K is being signed concurrently with the effectiveness of the Plan. These and other related matters are discussed in greater detail in the "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

FORWARD-LOOKING STATEMENTS

Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include

•risks and uncertainties relating to the Chapter 11 Cases, including but not limited to: whether our leaf tobacco customers, farmers and other suppliers might lose confidence in us as a result of the Chapter 11 Cases and may seek to establish alternative commercial relationships, whether, as a result of the Chapter 11 Cases, foreign lenders that have provided short-term operating credit lines to fund leaf tobacco operations at the local level may lose confidence in us and cease to provide such funding, and uncertainty and continuing risks associated with our ability to achieve our goals and continue as a going concern;

•risk and uncertainties related to our leaf tobacco operations, including changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, changes in relevant capital markets affecting the terms and availability of short-term seasonal financing, political instability, currency and interest rate fluctuations, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, the impact of disasters or other unusual events affecting international commerce, and changes in costs incurred in supplying products and related services;

•risks and uncertainties related to the COVID-19 pandemic, including possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to our operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by us or shippers to temporarily suspend operations in affected areas, whether our operations that have been classified as “essential” under various governmental orders restricting business activities will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time, negative consumer purchasing behavior with respect to our products or the products of our leaf tobacco customers during periods of government mandates restricting activities imposed in response to the COVID-19 pandemic, and the extent to which the impact of the COVID-19 pandemic on our operations and the demand for our products may not coincide with impacts experienced in the United States due to the international scope of our operations, including in emerging markets that have only recently experienced COVID-19 outbreaks; and

•risks and uncertainties related to our new business lines, including with respect to the impact of regulation associated with new business lines, including the risk of obtaining anticipated regulatory approvals for cannabis products in Canada and for nicotine e-liquids products in the United States, uncertainties regarding the regulation of the production and distribution of industrial hemp products and continued compliance with applicable regulatory requirements, uncertainties with respect to the development of the industries and markets of the new business lines, consumer acceptance of products offered by the new business lines, uncertainties with respect to the timing and extent of geographic and product-line expansion, the impact of increasing competition in the new business lines, uncertainties regarding the viability of facilities expansions, the possibility of delays in the completion of facilities expansions and uncertainties regarding the potential production yields of new or expanded facilities, as well as the progress of legalization of cannabis for medicinal and adult recreational uses in other jurisdictions.

A further description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

PART I

Item 1. Business

Our company changed its name from Alliance One International, Inc. to Pyxus International, Inc. on September 12, 2018. Pyxus International, Inc. ("we," "Pyxus" or the "Company") is a Virginia corporation with consolidated revenues of approximately $1.5 billion for the year ended March 31, 2020. As the context requires, "we" or the "Company" also includes the consolidated subsidiaries of Pyxus International, Inc.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), the Company (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. This Form 10-K is being signed concurrently with the effectiveness of the Plan. These and other related matters are discussed in greater detail in the "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

Company Overview
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

We are committed to responsible crop production that supports economic viability for the grower, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed through processing and final shipment, our SENTRISM traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.

As announced in February 2018, we have begun a strategic process designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification strategy focuses on products that are value-added, require some degree of processing and play well to our strengths as well as offering higher margin potential than our core tobacco leaf business.

In support of this strategy, the Company has made the following investments over the past five years:

•On August 21, 2017, the Company completed a purchase of a 40% interest in Nicotine River, LLC ("Nicotine River"), a manufacturer, retailer and wholesale supplier of compounds used for e-liquid production.

•On December 18, 2017, a subsidiary of the Company completed a purchase of a 40% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company to engage in cannabidiol ("CBD") extraction and other applications for industrial hemp. On April 22, 2020, that subsidiary completed a purchase of the 60% interest in Criticality not owned by the subsidiary, and as a result Criticality became a wholly owned subsidiary of Pyxus.

•On January 25, 2018, a Canadian subsidiary of the Company acquired a 75% equity position in Canada’s Island Garden Inc. (“Figr East”). Figr East is fully licensed to produce and sell medicinal cannabis in the Canadian province of Prince Edward Island. We acquired an additional 18% and 1.2% equity interest in Figr East on March 22, 2019 and October 15, 2019, respectively.

•On January 29, 2018, a Canadian subsidiary of the Company acquired an 80% equity position in Figr Norfolk, Inc. ("Figr Norfolk" and, together with Figr East "Figr"), formerly known as Goldleaf Pharm Inc., which is licensed to produce cannabis in the Canadian province of Ontario.

•On April 2, 2018, we purchased a 51% interest in Humble Juice, LLC ("Humble Juice"), a manufacturer and distributor of flavored e-liquids. On August 14, 2020, we acquired an additional 14.3% interest in Humble Juice Co, LLC ("Humble"), increasing the Company's ownership interest in Humble to 65.3%.

To support these business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core leaf tobacco business and a growing customer base for our new business lines. As certain of these diversification investments are accounted for under the equity method and others were made only recently and involve early-stage businesses, our core leaf tobacco operations continued to account for almost all of our revenues for the fiscal year ended March 31, 2020.

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

As of March 31, 2020, we did not have a controlling interest in Criticality, Nicotine River, and Purilum, LLC ("Purilum"), a 50% owned U.S. company that develops, produces, and sells consumable e-liquids and e-liquid components to manufacturers and distributors of vapable products. During the periods reported in the financial statements included in this annual report on Form 10-K, the results of Criticality, Nicotine River, and Purilum are not consolidated in our financial results reported in this annual report on Form 10-K and we accounted for our respective interests in these businesses during those periods under the equity method of accounting. Accordingly, our interest in their financial results for those periods, along with our interests in the financial results of several unconsolidated joint ventures with leaf tobacco operations, are reflected as “Income from unconsolidated affiliates, net” in our Consolidated Statement of Operations.

Pyxus Employees
Pyxus' consolidated entities employed approximately 3,385 persons, excluding seasonal employees, in our worldwide operations at March 31, 2020. We consider the Company's employee relations to be satisfactory.

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

Available Information
Our website is www.pyxus.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at http://investors.pyxus.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). The information contained on our website shall not be deemed part of this annual report on Form 10-K. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Following the effectiveness of the Plan, the common stock of New Pyxus will be deemed to be registered under Section 12 of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3 thereunder. Accordingly, following the effectiveness of the Plan, New Pyxus will be obligated to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings. New Pyxus intends to make such filings available free of charge at http://investors.pyxus.com as soon as reasonably practicable after it files such material with, or furnishes it to the SEC.

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

We purchase tobacco in more than 35 countries and ship to approximately 90 countries. We primarily purchase tobacco directly from suppliers. In those instances, we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract. Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

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

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content, and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. Accordingly, we have located our production facilities in proximity to our principal sources of tobacco. We process tobacco in Company-owned and third-party facilities around the world, including Argentina, Brazil, China, Zimbabwe, Jordan, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Indonesia, Macedonia, Kenya, and Turkey. These facilities encompass all leading export locations of flue-cured, burley, and oriental tobaccos. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

During the three years ended March 31, 2020, 2019, and 2018, approximately 15%, 17%, and 25%, respectively, of our purchases of leaf tobacco were from the Leaf - North America operating segment and approximately 85%, 83%, and 75%, respectively, were from the Leaf - Other Regions operating segment. Within the Leaf - Other Regions operating segment, approximately 67%, 67%, and 61% of our total purchases for the three years ended March 31, 2020, 2019, and 2018, respectively, were from China, Brazil, Turkey, and the Africa Region. We have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. Including their respective affiliates, accounting for more than 10% of our revenues were each of Philip Morris International, Inc. ("PMI") and China Tobacco International, Inc. for the years ended March 31, 2020 and 2018, and PMI, China Tobacco International, Inc., and Imperial Brands, PLC for the year ended March 31, 2019. In the year ended March 31, 2020, Pyxus delivered approximately 35% of its tobacco sales to customers in Europe and approximately 14% to customers in the United States. The remaining sales of leaf tobacco are to customers located in Asia, Africa, and other geographic regions of the world.

Competition
The leaf tobacco industry is highly competitive and competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. The Company is one of only two global, publicly held leaf tobacco merchants. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco. In addition to the primary global independent leaf tobacco merchants, there are a number of other independent global, regional or national competitors. Local independent leaf merchants with low fixed costs and overhead also supply cigarette manufacturers. In many areas, total leaf tobacco processing capacity exceeds demand.

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal. Tobacco purchases vary by market and tobacco variety. Flue-cured tobacco grown in the North America is purchased, processed, and marketed generally during the five-month period beginning in July and ending in November. North American burley tobacco is purchased, processed, and marketed usually from late November through January or February. Tobacco grown in South America is usually purchased, processed, and marketed from January through July and in Africa from April through September. Other tobacco markets around the world have similar purchasing periods, although at different times of the year. During the purchasing, processing and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers, and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign-grown tobacco.

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

Track and Trace Technology
In connection with its leaf tobacco operations, the Company uses a proprietary “track and trace” system, which we have branded as the SENTRISM platform, which we believe provides transparency into the lifecycle of agricultural products by monitoring information and obtaining data related to the growth, cultivation, harvest, processing, formulation, testing, and release of individual batches of products. By obtaining data on products at each stage of the supply chain, SENTRISM permits proactive decision-making for both the Company and its leaf tobacco customers. The key features of the SENTRISM platform include:

•Product Tracking: Data collection and tracking at various stages in the product lifecycle permits customers and consumers to gain an understanding of where products originate from, how they were produced, and the product testing data in order to understand ingredients and the product journey.

•Control and Visibility: With access to increased data regarding the supply chain, we are able to monitor quality control at various points in the product route to market.

•Sustainability Commitments: SENTRISM incorporates visibility into the practices and procedures of the product supply chain.

•Lot Number Tracking: We are able to track specific products through the manufacturing process by lot number with full visibility to our customers. This permits us and our customers to discover more about the product, its origin and other information relevant to quality control and product transparency.

•Agronomic Services: SENTRISM utilizes an experienced team of agronomists to track data and insights regarding growing practices.

Operations of New Business Lines
The new business lines encompass both consolidated operations (which for the fiscal years ended March 31, 2020 and 2019 included the cannabis and certain e-liquids businesses, which together comprised the Other Products and Services segment) and investments that are accounted for under the equity method, and generally are early-stage businesses. It is our plan that, as these new businesses further develop and we pursue other diversification opportunities, these business lines will begin to meaningfully contribute to future years’ revenues with a more significant impact toward profitability.

Canadian Cannabis Businesses
Legislation in Canada legalized recreational adult use of cannabis nationwide effective in October 2018. We refer to this legislation as the “Canadian Cannabis Act.” Pursuant to the Canadian Cannabis Act, the production and sale of cannabis products for medical or adult recreational use is subject to licensing by Health Canada and by various provincial authorities.

Figr East and Figr Norfolk operate cannabinoid businesses from their facilities in Charlottetown, Prince Edward Island, and Simcoe, Ontario, respectively. Figr East and Figr Norfolk are licensed to produce, package, and label dried cannabis, fresh cannabis, cannabis seeds, cannabis plants, and cannabis oil, and to sell such cannabis products for recreational and medical purposes within Canada in accordance with Canadian regulatory provisions. Figr Norfolk has a processing license to extract and sell bulk cannabis oil to other licensed producers. As of March 31, 2020, approximately 330,000 square feet of Figr East's Prince Edward Island facility is licensed for the cultivation and processing of cannabis. Figr East’s facility employs supercritical carbon dioxide extraction equipment for the on-site production of cannabis oil. As of March 31, 2020, approximately 19,500 square feet of Figr Norfolk's Simcoe facility is licensed for the cultivation and processing of cannabis. Figr tests its products for potency, microbiological, heavy metal, and pesticide contamination using third party labs, as well as internal testing processes. These data points are logged and made available to consumers through the SENTRISM platform.

Figr currently offers a line of legal cannabinoid consumer products, branded “Figr”, for sale to the medical and adult-use market, with premium product offerings of dried cannabis flowers, pre-rolls, and cannabis oils containing varying levels of tetrahydrocannabinol (“THC”), the primary psychoactive compound in cannabis, and CBD intended to appeal to a range of consumer segments. Figr products are currently licensed for sale in the following Canadian provinces through retail locations and online stores: Prince Edward Island, Nova Scotia, New Brunswick, Ontario and British Columbia.

Subsidiaries of the Company are exploring further international cannabis opportunities as other jurisdictions move towards establishing new or improved medical and/or recreational cannabis systems. Company subsidiaries will conduct cannabis business activities only in jurisdictions where such activities are permitted by applicable law.

Competition
The markets in which Figr competes are competitive. Certain of these competitors have significantly greater financial, production, marketing, R&D and technical, and human resources than Figr does. As a result, these competitors may be more successful in gaining market penetration and market share than Figr. Figr also faces competition from the illicit cannabis market. Illegal dispensaries and “black market” operations and participants, despite not having a valid license, may be able to offer products with higher concentrations of active ingredients than Figr is authorized to produce and sell, sell products at lower prices and market products in ways not permissible by law.

Marketing
The Canadian Cannabis Act places a general ban on promotion of cannabis, cannabis accessories or any service related to cannabis, unless the promotional activity is specifically authorized under the Canadian Cannabis Act. Cannabis products may be promoted at their point of sale if the promotion indicates only its availability and/or price. Further, brand preference and informational promotion is permitted if such promotion is:

•in a communication that is addressed and sent to an individual who is of legal consumption age or older and is identified by name;

•in a place where young persons are not permitted; or

•communicated by means of a telecommunication, where the person responsible for the content of the promotion has taken reasonable steps to ensure that the promotion cannot be accessed by a young person.

As a result of the general prohibition against cannabis advertising under the Canadian Cannabis Act, investments in branding and other marketing activities may have limited effect on consumer perception of Figr’s products.

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

The Canadian Cannabis Regulations set out the product categories that are permitted for sale. The THC content and serving size of cannabis products is limited by the Canadian Cannabis Regulations. The Canadian Cannabis Regulations set out strict requirements pertaining to the packaging and labelling of cannabis products. Vendors must package cannabis in a way that is tamper-proof, child-resistant, prevents contamination and ensures dryness. The Canadian Cannabis Regulations also require plain packaging, with strict requirements for logos, colors and branding. For example, all-over packaging wraps must be clear, and the interior surface and exterior surface of any container in which a cannabis product is packaged must be one uniform color.

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

E-liquids
The Company conducts an e-liquids business through its majority-owned, consolidated subsidiary, Humble Juice, and has investments in unconsolidated joint ventures with involvement in e-liquids businesses, Nicotine River and Purilum. Humble Juice sells branded, flavored e-liquids (that is, the liquid containing tobacco-derived nicotine used in vaporizers, electronic cigarettes, and other vaping hardware and accessories) to retailers for sale to consumers. Humble Juice offers consumer flavored e-liquid products under the Humble Juice Co. brand name. Humble Juice is registered with the U.S Food and Drug Administration (the “FDA”) as a manufacturer of tobacco products (nicotine containing vaping products). Humble Juice operates out of a facility in Thousand Oaks, California.

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

Competition
The market for the e-liquid products is highly competitive and subject to rapid change and regulatory requirements. While historically the e-liquids niche of the vaping industry had low barriers to entry, recent regulatory requirements in the U.S. have created regulatory hurdles and approvals for new entrants to those markets. The e-liquids market is currently intensifying with continual innovations and upgrades being the primary characteristics of the market. The e-liquids market is highly fragmented, and many of the competitors of each of Humble Juice, Nicotine River, and Purilum have significantly greater resources than it does. Each of Humble Juice, Nicotine River, and Purilum competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, and price.

Regulation
The FDA has authority to regulate e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients (e.g., nicotine) as "tobacco products" under the federal Food, Drug and Cosmetic Act (the "Food, Drug and Cosmetic Act"), as amended by Family Smoking Prevention and Tobacco Control Act of 2009 (the "Tobacco Control Act"). Via the issuance of "Deeming Regulations" that became effective on August 8, 2016, the FDA began regulating e-liquids, e-cigarettes, and other vaping products that qualify as "tobacco products" under the Food, Drug and Cosmetic Act's requirements added by the Tobacco Control Act. The Deeming Regulations extended the FDA's "tobacco products" authorities to apply to most previously unregulated products that meet the statutory definition of "tobacco product," including e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients ("Deemed Tobacco Products"). Beginning August 8, 2016, Deemed Tobacco Products became subject to all existing statutory controls initially applicable only to cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco (including components, parts, and accessories of such products) as well as some existing and some new FDA regulations related to the sale and distribution of tobacco products. As a result, Deemed Tobacco Products are now subject to various federal restrictions and requirements, including without limitation:

•a prohibition on sales to those younger than 21 years of age and requirements for verification by means of photographic identification by purchasers under 27;

•requirements to include addictiveness warnings on product packages and in advertisements;

•a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time;

•requirements for owners and operators of domestic tobacco product manufacturing establishments to register their establishments with the FDA and submit listings of products manufactured at those establishments to the FDA;

•requirements for submission of health documents, ingredient listings, and listings of the quantities of harmful and potentially harmful constituents in products and their emissions;

•a prohibition on marketing of "new tobacco products" (i.e., products not commercially marketed in the United States "as of" February 15, 2007, or modified in any physical respect since) without prior FDA authorization;

•a prohibition on making direct and implied claims of reduced risk such as through the use of "light", "low" and "mild" descriptors unless the FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health; and

•a ban on the distribution of free samples.

The Food, Drug and Cosmetic Act requires that any Deemed Tobacco Product that was not commercially marketed as of the "grandfathering" date of February 15, 2007 obtain premarket authorization before it can be marketed in the United States. However, the FDA has announced a compliance policy for such Deemed Tobacco Products that qualify as "new tobacco products" and that the agency will not enforce these requirements for non-finished products (i.e., those intended solely for use in future manufacturing), which include certain products manufactured by Purilum. As modified by orders issued by the United States District Court for the District of Maryland, the current compliance policy generally allows companies to market finished Deemed Tobacco Products that qualify as "new tobacco products" but that were on the U.S. market on August 8, 2016, until September 9, 2020, and the continued marketing of such products without otherwise-required authorization for up to one year during the FDA's review of a pending marketing application submitted by September 9, 2020. The current compliance policy does not apply to flavored, cartridge-based e-liquid products, other than tobacco- or menthol-flavored products, which the Company does not market directly. The current compliance policy also does not apply to otherwise-eligible products (i) for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access and (ii) that are targeted to minors or with marketing that is likely to promote use by minors. In the absence of this policy, Humble Juice, Nicotine River and Purilum would have had to obtain prior authorization from the FDA to market these products after August 8, 2016. Accordingly, such finished e-liquid products have been marketed pursuant to the FDA's current compliance policy based on evidence that they were on the U.S. market on August 8, 2016, and have not been physically modified since.

FDA authorization to introduce a "new tobacco product" (or to continue marketing a "new tobacco product" covered by the current compliance policy for Deemed Tobacco Products that were on the U.S. market on August 8, 2016) could be obtained via any of the following three authorization pathways: (1) submission of a premarket tobacco product application ("PMTA") and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. The Company cannot predict if the finished, nicotine-containing e-liquid products of Humble Juice, Nicotine River and Purilum, all of which would be considered "new tobacco products," will receive the required marketing authorization from the FDA if they were to seek premarket approval through an available authorization pathway.

Since there were few, if any, e-liquid, e-cigarette or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize for cigarettes, smokeless tobacco, and other traditional tobacco products. In order to obtain marketing authorizations, manufacturers of practically all e-liquid, e-cigarette or other vaping products would have to use the PMTA pathway, which could potentially cost hundreds of thousands of dollars or even millions of dollars per application. Furthermore, the Deeming Regulations created a significant barrier to entry for any new e-liquid, e-cigarette or other vaping product seeking to enter the market after August 8, 2016, since any such product would require an FDA marketing authorization through one of the aforementioned pathways. The Company expects that Humble Juice will file PMTA applications by September 9, 2020.

State and local governments also currently regulate tobacco products, including nicotine-containing vaping products. Certain municipalities have enacted local ordinances that prohibit the use of e-liquid, e-cigarette and other vaping products where traditional tobacco-burning cigarettes cannot be used, and certain state and local jurisdictions have enacted total or partial bans on the sale of flavored tobacco products, including e-liquid, e-cigarette and other vaping products. A growing number of states have imposed excise taxes on e-liquids, e-cigarettes, and other vaping products. Other states and local jurisdictions imposed restrictions or prohibitions on internet sales of such products, and have challenged the marketing of such products under consumer protection statutes (e.g., on the basis that certain marketers unlawfully target underage consumers or make unsubstantiated or misleading claims about their products).

Industrial Hemp
Criticality produces products containing extracts of industrial hemp, including CBD products, specializing in the production of bulk and white label hemp-extract and CBD products, as well as the production of its own branded product lines (Korent™ and Korent Select™). The Company sources industrial hemp from growers to supply Criticality. Prior to our acquisition of the majority of interests in Criticality on April 22, 2020, Criticality was an unconsolidated equity method investment. The market for hemp-extract and CBD products is highly competitive and highly fragmented. Many of the Criticality’s competitors have significantly greater resources than it does, access to more retail distribution channels and a longer operating history. Criticality competes primarily on the basis of product quality, brand recognition, brand loyalty, production chain transparency, marketing, advertising, and price.

Regulation
In 2014, the Agriculture Act of 2014 (the “2014 Farm Bill”) was enacted in the United States. The 2014 Farm Bill allowed for the domestic cultivation of "industrial hemp" (i.e., cannabis plants, plant parts, and derivatives with no more than 0.3% THC) as part of agricultural pilot programs adopted by individual states for the purposes of research by state departments of agriculture and institutions of higher education. Until October 13, 2020, the 2014 Farm Bill governs domestic production of industrial hemp for growers holding licenses from states that do not have industrial hemp plans approved by the United States Department of Agriculture ("USDA"). These states include Colorado, New York, North Carolina, and Virginia.

There is significant uncertainty concerning the permissible scope of commercial activity under the 2014 Farm Bill. The 2014 Farm Bill authorized only institutions of higher education and state agriculture departments to cultivate industrial hemp, and only to do so for research purposes. However, it also gave significant discretion to states to regulate industrial hemp pilot programs. Many states that have adopted pilot programs have registered private companies to cultivate and process industrial hemp. Additionally, many states, including North Carolina, where Criticality is based, have interpreted the 2014 Farm Bill to permit marketing research concerning industrial hemp through, among other things, commercial marketing and sale of industrial hemp and industrial hemp products. In contrast, the FDA, the U.S. Drug Enforcement Agency (the “DEA”) and the USDA have taken the position that, under the 2014 Farm Bill, industrial hemp products may not be sold for the purpose of general commercial activity or in states without agricultural pilot programs that permit their sale for research marketing purposes; these agencies have also taken the position that, under the 2014 Farm Bill, industrial hemp plants and seeds may not be transported across state lines. There is evidence that Congress does not agree with these agencies’ interpretation of the 2014 Farm Bill, including through its insertion in various appropriations bills language prohibiting the DEA from using funds to impede state agricultural pilot programs. Further, with the enactment of the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), discussed below, industrial hemp products meeting the 2018 Farm Bill’s definition of “hemp” do not qualify as controlled substances under the U.S. Controlled Substances Act, regardless of their compliance with the 2014 Farm Bill.

On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes “hemp” and its derivatives (including its cannabinoids, such as CBD) from the U.S. Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to provide for commercial production of hemp in the United States. The law defines "hemp" as "the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3 percent on a dry weight basis." The 2018 Farm Bill tasked the USDA with establishing a regulatory framework for the commercial hemp industry.

Hemp-producing states currently have the option either (a) to submit a plan to the USDA that (if approved) would allow that state’s plan-compliant growers to operate under the requirements and protections of the 2018 Farm Bill, or (b) until October 13, 2020, to continue to operate under the requirements and protections for the agricultural pilot programs under the 2014 Farm Bill. The 2018 Farm Bill also permits individual growers in states without USDA approved plans to apply for a federal license from the USDA and to operate individually under the 2018 Farm Bill.

On October 31, 2019, the USDA published an interim final rule which became effective immediately. The interim final rule governs hemp production under the 2018 Farm Bill, subject to public review and comment and any changes made when the formal rule is promulgated. The interim final rule provides for certain minimum requirements for state plans, provides a plan for the USDA to review and approve state-submitted hemp plans, and establishes a federal licensing and regulatory system for hemp production in states without an approved state plan. Although the interim final rule became effective immediately, until such time as the USDA approves state hemp plans or issues federal licenses to hemp cultivators in states without plans in the approval process, hemp production is governed by the more restrictive 2014 Farm Bill, and commercial production of hemp may be deemed to violate federal law. As of May 27, 2020, the most current data available from the USDA, the USDA had approved seventeen state plans and thirty-two tribal plans and one territorial plan under the 2018 Farm Bill. As of that date, North Carolina, where Criticality is based, had not submitted a plan that had been approved by the USDA. Accordingly, it continues to permit research-related activities involving industrial hemp under the more-restrictive 2014 Farm Bill, as do several other states from which Criticality purchases hemp.

In North Carolina, where Criticality is based, the state has issued, and continues to issue, licenses for an agricultural pilot program under the 2014 Farm Bill. On October 31, 2015, the state general assembly passed Senate Bill 313 (as amended, the “NC Hemp Act”), establishing a state pilot program to research the cultivation of industrial hemp. Consistent with the 2014 Farm Bill, the NC Hemp Act defined industrial hemp to include any part of the cannabis plant, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The NC Hemp Act further created a North Carolina Industrial Hemp Commission (the “NC Hemp Commission”) to oversee the state’s pilot program. The NC Hemp Commission was charged with, among other things, issuing licenses allowing persons, firms or corporations to cultivate industrial hemp for research purposes. The NC Hemp Act provided that those licensed to grow and cultivate industrial hemp under the pilot program could engage in any of eleven authorized research-related activities, including, among others, studying and investigating marketplace opportunities for hemp products; studying and investigating methods of industrial hemp cultivation; studying the economic feasibility of developing an industrial hemp market in various types of industrial hemp that can be grown in the state, including by commercial marketing and sale of industrial hemp; researching and promoting on the world market industrial hemp and hemp seed that can be grown in the state; and promoting research into the development of industrial hemp and commercial markets for North Carolina industrial hemp and hemp products. Criticality is a registered processor of industrial hemp under North Carolina’s agricultural pilot program.

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

Under the 2018 Farm Bill, any cannabis plant, plant part or plant product that contains a higher concentration of THC than permitted in hemp is still considered a Schedule I substance under the Controlled Substances Act (i.e., marijuana) and is not protected by the 2018 Farm Bill. Further, the 2018 Farm Bill specifies certain consequences for domestic production of hemp in violation of the applicable state or USDA hemp plan. These include potential disqualification from hemp production for a five-year period beginning on the date of a third violation.

Further, under the 2018 Farm Bill, the FDA has retained authority over hemp, including CBD derived from hemp, in products that qualify as regulated articles under the Food, Drug, and Cosmetic Act, including foods, drugs, dietary supplements, and cosmetics. The statutory text of the 2018 Farm Bill expressly left in place the authority of the FDA over hemp-derived products, including hemp-derived CBD products, under the Food, Drug, and Cosmetic Act. The FDA has exercised this regulatory authority over hemp-derived products sold in interstate commerce to the extent that they qualify as regulated articles under the Food, Drug, and Cosmetic Act–i.e., they meet the statutory definition of “food,” “drug,” “cosmetic,” etc.

In particular, the FDA has continued to assert its view that the Food, Drug and Cosmetic Act prohibits the marketing of CBD dietary supplements or the addition of CBD to food, regardless of whether the CBD is hemp-derived, because CBD was not marketed as a food or dietary supplement prior to the authorization of substantial clinical investigations of CBD-containing drug products. Stakeholders have questioned the validity of the FDA’s stated positions as applied to some or all CBD-containing food or dietary supplement products (e.g., those containing full- or broad-spectrum hemp extracts containing naturally occurring quantities of CBD). Regardless, the FDA has express statutory authority to decide whether to issue regulations permitting the marketing of CBD dietary supplements and use of CBD as a conventional food additive. The FDA has never previously used these authorities to promulgate regulations permitting the use of active drug ingredients in dietary supplements and conventional foods.

While the FDA has taken preliminary steps to explore the possibility of using these authorities and continues to invite submission of evidence establishing the prior marketing of CBD dietary supplements and CBD-containing foods, we cannot assure you that the FDA will change its current positions or proceed with issuing regulations overriding the statutory provisions on which the agency relies in asserting its current positions. Indeed, even after soliciting submissions regarding potential regulations, the FDA has continued to send warning letters to certain producers of CBD products asserting its position and warning those producers to cease production and marketing of their products. Even if the FDA chooses to proceed with rulemaking, the timing and content of any final regulations cannot be assured, nor can it be predicted which particular products would be permitted and under what circumstances. In addition, even if FDA ultimately permits the marketing of CBD dietary supplements or CBD-containing conventional foods, such products must otherwise comply with all applicable requirements of the Food, Drug, and Cosmetic Act and the FDA’s implementing regulations and policies for these categories of products, including restrictions on the types of claims that marketers may make for them. Additionally, the Federal Trade Commission ("FTC") regulates advertising of all products, including for FDA-regulated articles made from hemp and CBD derived from hemp.

In addition to regulating hemp and industrial hemp under the aegis of the 2014 and 2018 Farm Bills, states regulate hemp and industrial hemp in other ways. States, including North Carolina, have retained regulatory authority through their own analogs to the Food, Drug, and Cosmetic Act and have the authority to regulate the marketing of hemp and industrial hemp products, including CBD products, in food, drugs, dietary supplements and cosmetics as well as the claims made about them. Some states have adopted the FDA’s positions regarding CBD dietary supplements and CBD in conventional foods. Other states have not established industrial hemp pilot programs or otherwise prohibit the sale of all or certain hemp and industrial hemp products, including CBD products, under state controlled substances laws that do not include the same exceptions for excluded parts and hemp found in the U.S. Controlled Substances Act, as amended by the 2018 Farm Bill, or that restrict the sale of such products only for certain limited medical uses. In addition, the sales and marketing of hemp and industrial hemp products, including CBD products, are subject to regulation by state consumer regulatory and health agencies and are subject to enforcement actions by state attorneys general.

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

Intellectual Property
We routinely cooperate with both our customers and the manufacturers of the equipment used in our leaf processing facilities to improve processing technologies. Building consumer product brands is a critical element of our diversification strategy and we promote our products through trademarks that distinguish them in the market.

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Pyxus International, Inc. securities or in the securities of New Pyxus following the effectiveness of the Plan, as it, though its subsidiaries, will continue to operate the businesses we operate immediately prior to the effectiveness of the Plan. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important risk factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document. It is not possible to predict or identify all risk factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Risks Related to the Chapter 11 Cases

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

Certain information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.
If the Company meets the criteria set forth in Accounting Standards Codification Topic 852 – Reorganizations (“ASC 852”), New Pyxus will adopt the fresh start accounting rules upon emergence from Chapter 11, in which case its assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. The accompanying consolidated financial statements do not reflect the adoption of fresh start accounting.

The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. In the months prior to and during the pendency of the Chapter 11 Cases, our management was required to spend a significant amount of time and effort dealing with the restructuring instead of focusing on our business operations. In addition, as a result of the Chapter 11 Cases, our customers, farmers and other suppliers might lose confidence in us and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, farmers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Many of our suppliers, farmers, vendors and other providers may require stricter terms and conditions, and we may not find these terms and conditions acceptable. Any failure to timely obtain suitable inventory at competitive prices could materially adversely affect our businesses, financial condition, liquidity and results of operations.

We have typically financed our non-U.S. local leaf tobacco operations with short-term operating credit lines at the local level. These operating lines are typically seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. Certain of these facilities are uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time. As a result of the Chapter 11 Cases, these local lenders may lose confidence in us and, with respect to uncommitted facilities, may cease making loans or demand payment of outstanding loans or, with respect to committed facilities, decline to renew or extend existing facilities, or require stricter terms and conditions with respect to future facilities, and we may not find these terms and conditions acceptable or they may overly restrict our ability to conduct our businesses successfully. An inability to maintain adequate financing to fund our non-U.S. local leaf tobacco operations in any significant location could result in a significant decline in our revenues, profitability and cash flow.

Even if the Plan is consummated and becomes effective, we may not be able to achieve our stated goals and we cannot assure you of our ability to continue as a going concern.
Even if the Plan is consummated and becomes effective, we may continue to face a number of risks, such as changes in economic conditions, continued impacts of the COVID-19 pandemic, changes in the leaf tobacco market and the markets for our other products, other changes in demand for our products and increasing expenses. Some of these risks may become more acute because of our involvement in the Chapter 11 Cases. As a result of these risks and others, we cannot guarantee that the Plan will achieve our stated goals. Furthermore, even though certain of our debts will be discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases, including short-term operating credit lines to fund the needs of our non-U.S. local leaf tobacco operations. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all. As a result, we cannot assure you of our ability to continue as a going concern following the consummation and effectiveness of the Plan.

Risks Relating to Our Tobacco Operations

Our reliance on a small number of significant customers may adversely affect our financial statements.
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year.

For the year ended March 31, 2020, each of Philip Morris International, Inc. and China Tobacco International Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. Japan Tobacco, Inc. has vertically integrated operations in Malawi, Brazil, and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Although some customers have reversed certain aspects of their previous vertical integration of operations, further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively affect our organizational structure and asset base.
The global leaf tobacco industry has experienced shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States and Europe from historical levels. At the same time, production volumes in other sourcing origins have stabilized. Additional shifts in sourcing may occur as a result of currency fluctuations, including changes in currency exchange rates against the United States Dollar ("USD"), the imposition of tariffs and other changes in international trade policies. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union ("EU"). Customer requirements have changed due to these variations in production, which could influence our ability to plan effectively for the longer term in the United States and Europe.

We may not be able to timely or efficiently adjust to shifts in sourcing origins, and adjusting to shifts may require changes in our production facilities in certain origins and changes in our fixed asset base. We have incurred, and may continue to incur, restructuring charges as we continue to adjust to shifts in sourcing. Adjusting our capacity and adjusting to shifts in sourcing may have an adverse impact on our ability to manage our costs and could have an adverse effect on our financial performance.

We may not have access to available capital to finance our local leaf tobacco operations in non-U.S. jurisdictions.
We have typically financed our non-U.S. local leaf tobacco operations with uncommitted short-term operating credit lines at the local level. These operating lines are typically seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time. In addition, each of these operating lines must be renewed with each tobacco crop season in that jurisdiction. Although our foreign subsidiaries are the borrowers under these lines, many of them are guaranteed by us.

As of March 31, 2020, we had approximately $540.2 million outstanding on the short-term foreign seasonal lines with maximum capacity of $745.5 million, subject to limitations under our asset-based revolving credit facility (the "ABL Facility"). Additionally, against these lines there was $12.8 million available in unused letter of credit capacity with $7.0 million issued but unfunded.

Because the lenders under these operating lines typically have the right to cancel the loan at any time and each line must be renewed with each crop season, we cannot assure you that this capital will be available to our subsidiaries. If a number of these lenders cease lending to our subsidiaries or dramatically decrease such lending, it could have a material adverse effect on our liquidity. Further, there is additional risk that certain banks that are lenders under seasonal lines could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate.

Our financial results will vary according to growing conditions, customer indications and other factors, which reduces your ability to gauge our quarterly and annual financial performance.
Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes which affect the supply of tobacco. Crop sizes may be affected by, among other things, crop infestation and disease, the volume of annual tobacco plantings and yields realized by suppliers, and suppliers' elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors.

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

The timing and unpredictability of customer indications, orders, and shipments cause us to keep tobacco in inventory, increase our risk, and result in variations in quarterly and annual financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping as well as infrastructure and accessibility issues in ports we use for shipment. We may, from time to time in the ordinary course of business, keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Because individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

Suppliers who have historically grown tobacco and from whom we have purchased tobacco may elect to grow other crops instead of tobacco, which affects the world supply of tobacco and may impact our quarterly and annual financial performance.
Increases in the prices for other crops have led and may in the future lead suppliers who have historically grown tobacco, and from whom we have purchased tobacco, to elect to grow these other, more profitable, items instead of tobacco. A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco. As a result, we could experience an increase in tobacco crop acquisition costs, which may impact our quarterly and annual financial performance.

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
Like other agricultural products, the quality of tobacco is affected by weather and the environment, which can change the quality or size of the crop. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by customers. In addition, other items can affect the marketability of tobacco, including, among other things, the presence of:

•non-tobacco related material;
•genetically modified organisms; and
•excess residues of pesticides, fungicides and herbicides.

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
Some of the countries we do business in do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks, and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls, and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016. The Company utilizes the Zimbabwe RTGS system for local transactions. RTGS is a local currency equivalent that is exchanged at a government specified rate with the USD. In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe, which are subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC.

Our international operations are in areas where the demand is for the export of lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania and Turkey.

In recent years, economic problems in certain countries where we have international operations have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of the Argentina, Malawi, and Zimbabwe economies as highly inflationary. Devaluation and appreciation of the local currency and inflation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have recently had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

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
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. Although our corporate policy prohibits foreign bribery and we have adopted procedures to promote compliance, we cannot assure you that our policy or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees, and intermediaries with respect to our business or any businesses that we acquire. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls, the imposition of a compliance monitor at our expense and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations, and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition, and results of operations.

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
We conduct our business in many countries around the world. Our business is generally conducted in USD, as is the business of the leaf tobacco industry as a whole. We generally must purchase tobacco in non-U.S. countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. When the USD weakens against foreign currencies, our costs for purchasing and processing tobacco in such currencies increases. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

In addition, the devaluation of foreign currencies has resulted and may in the future result in reduced purchasing power from customers whose capital resources are denominated in those currencies. We may incur a loss of business as a result of the devaluation of these currencies now or in the future.

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing, and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.

In addition to the two primary global independent publicly held leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Risks Related to the COVID-19 Pandemic

We have been and will likely continue to be negatively impacted by the COVID-19 global pandemic and its related impacts to our employees, operations, customers and suppliers.
The pandemic arising from the disease caused by the novel coronavirus ("COVID-19") has adversely affected, and is likely to continue to adversely affect, our businesses, and we have experienced and expect to continue to experience delays in shipments of leaf tobacco and other disruptions to our operations. Although, in many jurisdictions, our operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 outbreak, that classification has not been universal and we have been, and may in the future be, required to suspend operations at certain facilities as a result of similar governmental orders. We cannot predict whether our operations classified as “essential” will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time. Other operational disruptions may result from restrictions on the ability of employees and others in the supply chain to travel and work, such as caused by quarantine or individual illness, or which may result from border closures imposed by governments to deter the spread of COVID-19, or determinations by us or shippers to temporarily suspend operations in affected areas, or other actions which restrict the ability to ship our products or which may otherwise negatively impact our ability to ship our products. Ports or channels of entry may be closed, operate at only a portion of capacity or require quarantining of vessels, or transportation of products within a region or country may be limited, if workers are unable to report to work due to travel restrictions or personal illness. These factors have also impacted certain of our suppliers and we have been and will likely continue to be impacted by disruptions in the supply of certain materials used in our operations.

The COVID-19 pandemic may further damage our business due to negative consumer purchasing behavior with respect to the products of our leaf tobacco customers and our other products. Public health officials around the world have recommended, and local, state, and national governments have mandated, precautions to mitigate the spread of COVID-19, including prohibitions on congregating in groups, shelter-in-place orders or similar measures. Consumer purchasing behavior may be impacted by reduced consumption by consumers who may not be able to leave home or otherwise shop in a normal manner as a result of these restrictions. In addition, in view of uncertainties with respect to the spread of COVID-19 and the duration and terms of related governmental orders restricting activities, we cannot predict whether demand for our products will persist at current levels or decrease on a global or regional basis.

Due to the scope of our operations, including in emerging markets, and our sale to customers around the world, the impact of the COVID-19 pandemic on our operations and the demand for our products may not coincide with impacts experienced in the United States. Our operations in jurisdictions only recently experiencing COVID-19 outbreaks, such as portions of Africa and South America, may continue to be subject to governmental orders restricting activities after such governmental orders are lifted in the United States. Accordingly, to the extent that the impact of the COVID-19 pandemic in the United States may improve over time, results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world.

Risks Related to New Business Lines

Our investments in new business lines as part of our expanded business strategy have been in companies with limited histories that are operating in newly developing markets and are subject to numerous risks and uncertainties.
Our investments, including indirect investments, in Figr East, Figr Norfolk, Criticality, Purilum, Nicotine River, and Humble Juice (collectively, the "new business lines") and the operation of these businesses, involve a high degree of risk. These investments are in businesses with limited operating histories and are dependent upon receipt of requisite licenses and approvals. We cannot assure you that as these operations further develop they will be profitable or otherwise sustainable. While certain of these businesses involve the cultivation and/or processing of agricultural products, similar in certain ways to leaf tobacco, and accordingly share commonality with our agronomy, traceability and agricultural product processing expertise, they are subject to commercial and regulatory challenges different from our leaf tobacco business and with respect to which we do not have the same level of experience. In addition, these businesses are subject to numerous additional risks and uncertainties, including those specified in the risk factors below.

The results of operations and financial position of the new business lines may differ materially from the expectations of the Company's management.
Due to numerous uncertainties, the results of operations, and financial position of the new business lines may differ materially from the expectations of the Company's management. The process for estimating the revenue, net income, and cash flow of the new business lines requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the financial condition or results of operations of the new business lines.

Given the rapid changes affecting global, national, and regional economies generally, including for example the economic decline associated with the COVID-19 pandemic, the success of the new business lines will depend on the ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions, and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on its financial condition, operating results, liquidity, cash flow, and operational performance.

The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure, growth, regulatory compliance, and operations of the new business lines.
The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance with respect to the new business lines, which could have a material adverse impact on the Company's results of operations, financial condition, and cash flows. In addition, future changes in regulations, changes in the enforcement thereof or other unanticipated events could require extensive changes to the Company's operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. Efforts to grow the business of the new business lines may be costlier than the Company expects, and the Company may not be able to increase its revenue enough to offset higher operating expenses. The new business lines may incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications, and delays, and other unknown events.

The technologies, processes, and formulations used by the new business lines may face competition or become obsolete.
Rapidly changing markets, technology, emerging industry standards, and frequent introduction of new products characterize the new business lines. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render the new business lines’ products obsolete, less competitive or less marketable. The process of developing the new business lines' products is complex and requires significant continuing costs, development efforts, and third-party commitments. The failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect the Company's business, financial condition, and results of operations. The new business lines may be unable to anticipate changes in their respective potential customers' preferences that could make their existing technologies, processes or formulations obsolete. The success of the new business lines will depend in part on their ability to continue to enhance their existing technologies, develop new technologies that address the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of the new business lines' proprietary technologies, processes and formulations entails significant technical and business risks. The new business lines may not be successful in using new technologies, exploiting niche markets effectively or adapting their respective businesses to evolving customer or medical requirements or preference or emerging industry standards.

As the markets in which the new business lines compete continue to develop, competition from market participants may have a negative impact on their business and prospects.
The markets in which the new business lines compete are competitive and are expected to become increasingly competitive. Certain of these competitors have significantly greater financial, production, marketing, research & development, technical, and human resources than the Company does. The commercial opportunity for the new business lines could be reduced or eliminated if their competitors produce and commercialize products that, among other things, are safer, more effective, more convenient or less expensive, have greater sales, marketing, and distribution support, enjoy enhanced timing of market introduction and perceived advantages of better effectiveness and receive more favorable publicity. As a result, these competitors may be more successful in gaining market penetration and market share. If the new business lines do not achieve an adequate level of acceptance in their respective markets, the new business lines may not generate sufficient revenue from their products, and their businesses may not become profitable.

The industries that the new business lines operate in are undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships, particularly with respect to legal adult-use cannabis products in Canada. Such acquisitions or other consolidating transactions could harm the Company in a number of ways, including by losing strategic partners if the partners are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing the Company to expend greater resources to meet new or additional competitive threats, all of which could harm the operating results of the new business lines. As competitors enter the market and become increasingly sophisticated, this may intensify and place downward pressure on retail prices, which could negatively impact the profitability of the new business lines. To remain competitive while complying with regulatory requirements, the new business lines will require continued significant investment in research and development, marketing, sales, and customer support. The new business lines may not have sufficient resources to maintain research and development, marketing, sales and customer support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of operations of the Company.

Figr also faces competition from license holders authorized to produce cannabis under the Cannabis Act who may not fully comply with applicable regulations. Such producers may have lower operating costs, make impermissible claims and utilize other competitive advantages based on circumvention of regulatory requirements. Furthermore, Figr also faces competition from the illicit cannabis market. Illegal dispensaries and illicit operations and participants, despite not having a valid license under the Canadian Cannabis Regulations Act, may be able to: (i) offer products with higher concentrations of active ingredients than Figr is authorized to produce and sell; (ii) brand products more explicitly; (iii) sell products at lower prices; and (iv) market products in ways not permissible by law. As these illicit market participants do not comply with applicable regulations, their operations may also have significantly lower costs.

As the Canadian adult-use cannabis market continues to mature, consumers who once solely relied on the medical cannabis market may shift some, or all, of their consumption away from medical cannabis and towards adult-use cannabis, resulting in increased levels of competition in the adult-use cannabis market. The Cannabis Act allows individuals in Canada to cultivate, propagate, harvest and distribute up to four cannabis plants per household provided that each plant meets certain requirements. If Figr is unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, the success of Figr may be limited and may not fulfill the expectations of management.

The number of competitors in the hemp and CBD markets is expected to increase, both in the United States and internationally, which could negatively impact Criticality’s market share and demand for its products. Additionally, the introduction of an adult-use model for non-hemp cannabis production and distribution in various jurisdictions may cause producers in those jurisdictions to expand beyond the medical cannabis market and compete with Criticality’s hemp and CBD products. The impact of this potential development may be negative for Criticality and could result in increased levels of competition in its existing market and/or the entry of new competitors in the hemp market in which Criticality operates.

Any failure by the new business lines to anticipate or respond adequately to such changes could have a material adverse effect on their respective financial condition, operation results, liquidity, cash flow, and operational performance.

The new business lines may be unable to obtain additional financial resources on favorable terms or at all.
If the new business lines are not able to reach or sustain profitability or if any requires additional capital to fund growth or other initiatives, they may require additional equity or debt financing. We cannot assure you that any new business line will be able to obtain additional financial resources on favorable commercial terms or at all. Failure to obtain such financial resources could affect the Company's plan for growth or result in the Company being unable to satisfy its obligations as they become due, either of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

Changing consumer preferences may adversely affect consumer retention and results of operations.
As a result of changing consumer preferences, many novel products, dietary supplements, and other innovative products attain financial success for a limited period of time. Even if the products of the new business lines find retail success, we cannot assure you that any of these products will continue to see extended financial success. The success of the new business lines will be significantly dependent upon their ability to develop new and improved product lines and to adapt to consumer preferences. Even if the new business lines are successful in introducing new products or developing current products, a failure to gain consumer acceptance or to update products with compelling content could cause a decline in popularity of these products that could reduce revenues and harm the Company's brands, business, financial condition, and results of operations.

Consumer perception and reputational risk may negatively affect the new business lines.
The respective markets for the products of the new business lines are highly dependent upon consumer perception regarding the safety, efficacy and quality of their products. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of these products. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the these markets or any particular product, or consistent with currently held views. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the respective industries and demand for the products of the new business lines, which could affect their businesses, results of operations and cash flows. This dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the new business lines and their respective business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of these industries in general, or associating the consumption of these types of products with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products legally, appropriately, or as directed. Any litigation that might affect consumer perception regarding the new business lines' products could take the form of class proceedings or individual proceedings.

There have been a number of highly publicized cases involving lung and other illness and deaths that appear to be related to vaporizer devices or products used in such devices. For example, in February 2020, the U.S. Centers for Disease Control (the “CDC”) reported that federal and state agencies were investigating an outbreak of over 2,807 lung injury cases involving patients from all 50 states and one U.S. territory, including 68 confirmed deaths. As a result of the outbreak or future developments related to potential health risks associated with vaping, governments and private sector parties initiated actions aimed at reducing the incidence of vaping and/or seeking to hold manufacturers of nicotine e-liquids, THC or CBD vapable oils, and other vaping products, responsible for the adverse health effects associated with the use of vaping products. As there has been a limited period of time to study the long-term effects of vaporizer use, there is limited data on the safety and health effects. If scientific or medical research ultimately determines that use of vaporizer devices poses a significant risk to health or safety, the demand for vaporizer products may decrease, and regulation of these products could become significantly more restricted. The composition of Canadian cannabis vaporizer products is already stringently regulated. For example, the federal government in Canada has limited the permissible ingredients in a cannabis vape product to (i) carrier substances, (ii) flavoring agents; and (iii) substances necessary to maintain the quality or stability of the product. Additionally, certain states and local governments have already implemented regulations that prohibit the sale of vaporizers, the sale of flavored products (including nicotine, non-nicotine, THC and CBD e-liquid, e-cigarette and other vaping products) or have implemented additional restrictions on the composition of the product. Additional states and localities may implement similar restrictions and the regulations may become more restrictive at the federal level. Additional or more restrictive regulatory changes may have a material adverse effect on the Company's business, financial condition and results of operations.

Actions by the FDA and other federal, state, or local governments or agencies may impact consumers’ acceptance of or access to nicotine e-liquids, THC or CBD vapable oils and other vaping products (for example, through product standards related to flavored products promulgated by the FDA), limit consumers’ choices, delay or prevent the launch of new or modified products or products with claims of reduced risk, require the recall or other removal of products from the marketplace (for example, as a result of product contamination or regulations that ban certain flavors or ingredients), restrict communications to consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling, or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the Company's business, financial condition, and results of operations.

Entities with which the Company does business may cease to provide services to the Company or the new business lines.
Parties outside of the cannabis industry in Canada with which the Company does business may perceive that they are exposed to reputational risk as a result of Figr's cannabis business activities. For example, the Company could receive a notification from a financial institution advising it that the financial institution would no longer maintain banking relationships with those in the cannabis industry, even though the Company’s involvement is through indirect, separately managed foreign subsidiaries. It is possible that the Company may in the future have difficulty establishing or maintaining bank accounts or other business relationships that it needs to operate its business. Failure to establish or maintain such business relationships could have a material adverse effect on the Company.

The Company and its U.S. subsidiaries are subject to laws and regulations related to money laundering, financial record keeping, and proceeds of crime and may be unable to receive any funds generated by Figr and such funds may not be used to fund the payment of obligations of our U.S. based operations.
The Company is subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code (Canada), as amended, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

For example, under U.S. federal law, it is unlawful to engage in financial transactions involving the proceeds of unlawful activity, including the sale of controlled substances, which in the United States includes marijuana (i.e., cannabis plants, plant parts, or derivatives that do not qualify as either hemp, the mature stalks of non-hemp plants, the sterilized seeds of non-hemp plants, or derivatives or such mature stalks or seeds). Also under U.S. federal law, banks or other financial institutions that provide a marijuana-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting a violation of federal law (e.g., the Controlled Substances Act), or conspiracy (e.g., to violate the Controlled Substances Act).

The Company does not believe any of its activities implicate any applicable money laundering, conspiracy, or related statutes. However, if any of the Company's investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States or Canada were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation and any persons found to be aiding and abetting or conspiring to commit such violations could be subject to liability. This could restrict or otherwise jeopardize the ability of Figr to declare or pay dividends, effect other distributions or otherwise repatriate funds to Pyxus or any Pyxus subsidiary in the United States. Accordingly, funds generated by Figr’s operations, or in certain circumstances the potential future sale of either or both of Figr East and Figr Norfolk subsidiaries, may not be available to fund the payment of obligations of the Company’s U.S. based operations, including the debt obligations of Pyxus.

The adult-use cannabis market in Canada has experienced, and may in the future experience, supply, and demand fluctuations.
There have been fluctuations in the supply and demand in the Canadian adult-use cannabis market since legalization in October 2018. If the inventory levels of Figr in the future become greater than consumer demand, they may have to engage in sale of excess inventory at discounted prices, which could significantly impair their brand image and reduce their net income, if any, or result in net losses. Conversely, if they underestimate demand for their products, they may experience inventory shortages, which might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty. In addition, demand for cannabis and cannabis products is dependent on a number of social, political and economic factors that are beyond their control, including the novelty of legalization, which may diminish over time. Market demand for cannabis may not continue to be sufficient to support the current or future production levels of Figr, and each may not be able to generate sufficient revenue to be profitable.

Due to these fluctuations and uncertainties, the current market conditions in the cannabis industry generally, the ability to access financing due to both the market and the more recent economic downturn due to the COVID-19 pandemic, any expansion of Figr facilities is subject to significant risks and uncertainties. These risks and uncertainties are more pronounced in the cannabis industry, as not only must the license holder make significant capital investments in the plans and construction, any expansion plans must be applied for and approved by Health Canada. To date, Health Canada has been significantly delayed in both processing applications and approving license amendments required for expansions to facilities. Further, any contemplated facilities expansions may not be completed on schedule due to delays in construction, including delays in securing necessary funding, and may not receive necessary licenses and permits to permit operations to commence once construction is completed. In addition, Figr may not be able to attract and retain sufficiently qualified personnel to adequately staff the expanded facilities. It is also possible that any expansion plans may cost more than anticipated and need to be curtailed, or the timeframes for completion extended. Accordingly, Figr may not be successful in executing its strategy to expand production capacity at its facilities.

There are limited long-term data with respect to the efficacy and side effects of the new business lines’ products, and future studies may lead to conclusions that dispute or conflict with the Company's understanding and belief regarding the benefits, viability, safety, efficacy, dosing and social acceptance of such products.
If the products of the new business lines are not perceived to have the effects intended by the end user, the Company's business may suffer. With the exception of nicotine, which is highly addictive, there are limited long-term data with respect to efficacy, unknown side effects and/or interaction of the substances contained in the products of the new business lines with human or animal biochemistry. As a result, these products could have unexpected side effects, the discovery of which could materially and adversely affect the Company's, business, financial condition, and results of operations.

In particular, the rapid development of nicotine e-liquids, THC or CBD vapable oils, and other vaping products has not provided sufficient time for the medical profession to study the long-term health effects of using such products. Therefore, it is uncertain as to whether or not nicotine e-liquids, THC or CBD vapable oils, and other vaping products are safe for their intended use. If the medical profession were to determine that using nicotine e-liquids, THC or CBD vapable oils, and other vaping products posed a significant threat to long-term human health, consumption could decline rapidly and the new business lines may be forced to modify certain or all of their respective, e-liquids, vapable oils, and other vaping products. Such an outcome may have a material adverse effect on the Company's financial condition, and results of operations

Research in Canada, the United States, and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids, such as CBD and THC, remains in early stages. There have been relatively few studies conducted to determine the benefits, safety, and side effects of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports, and studies support its beliefs regarding the benefits, viability, safety, efficacy, dosing, and social acceptance of hemp and cannabis, future research and clinical trials may prove such articles, reports, and studies to be incorrect, or could raise concerns regarding cannabis, and perceptions relating to cannabis. Given these risks, uncertainties, and assumptions, undue reliance should not be placed on such articles and reports.

Future research studies and clinical trials may draw opposing conclusions, or reach negative conclusions, regarding the benefits, viability, safety, efficacy, dosing, social acceptance, or other facts and perceptions related to cannabis and hemp use, which could have a material adverse effect on the demand for products containing THC or CBD with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company believes the hemp and CBD industries in the United States are highly dependent upon positive consumer perception regarding the safety, efficacy, and quality of hemp-derived products, as well as consumer views concerning regulatory compliance and perceived similarities or differences between hemp and marijuana. Consumers, vendors, landlords/lessors, industry partners, or third-party service providers may incorrectly perceive hemp products as marijuana thereby confusing them for having the high THC content of marijuana or for being controlled substances under U.S. federal law.

The new business lines are subject to risks related to the retail distribution of their respective products.
Retail chains typically procure products in defined cycles depending on their internal procurement needs. If the new business lines (with the exception of Figr, as discussed below) are successful in obtaining retail distribution for their products, they will be subject to the cyclical nature of the procurement strategies of their respective retail partners.

While the Canadian federal government regulates the cultivation and production of cannabis and authorizes distribution of cannabis, each province and territory regulates the wholesale and retail distribution of cannabis within their province or territory. In many provinces and territories, the provincial or territorial government has a monopoly over adult-use sales and thus Figr derives a significant portion of its revenue from supply agreements with provincial governments. In the context of brick and mortar retail, most provinces and territories allow private parties to apply for retail licenses, however, these private sector retailers are required to purchase products from the applicable provincial or territorial government and thus Figr can sell its products only to the provincial or territorial government. A small number of provinces do allow for direct sales by federally licensed producers to retailers. In all cases, in order for Figr to be able to sell its products it must apply to the applicable provincial or territorial government and complete the onboarding process which varies from one provincial or territorial government to the next and, in some cases, is quite onerous and more akin to licensing. In addition, and once approved, Figr must abide by the applicable rules, policies and regulations of the applicable provincial or territorial government, which are subject to change any time.

Currently, Figr Norfolk does not have any supply agreements with provincial or territorial governments. Figr East has secured supply agreements or arrangements with the provinces of Ontario, British Columbia, New Brunswick, Prince Edward Island, Nova Scotia, and New Brunswick and has initiated the process of securing supply agreements with Alberta, Quebec and Manitoba. We cannot assure you that Figr East will obtain supply agreements or arrangements with the provinces of Alberta, Quebec, and Manitoba, or any other province or territory. While Figr East is authorized to sell product in Saskatchewan, it has yet to sell any product in this province. Generally, provincial supply agreements or other supply arrangements do not contain purchase commitments or otherwise obligate provincial distributors to buy a minimum or fixed volume of products. As a result, the amount of cannabis that these provincial distributors may purchase under supply agreements or other arrangements, or its price, may deviate significantly from the Company's desires or expectations. In addition, revenues could fluctuate materially in the future and could be materially and disproportionately impacted by the purchasing decisions of existing government purchasers and any other future government purchasers. If any of the existing purchasers decides to purchase lower volumes of products than expected, insist on a price that is lower than expected, alter its purchasing patterns at any time with limited notice, decide not to continue or begin to purchase the Figr East cannabis products at all or do not enter into or renew supply agreement with Figr East on similar terms or other terms acceptable to them, Figr East's revenues could be materially adversely affected.

The Company’s new business lines may be unable to maintain or promote the reputation of their respective brands or may incur excessive expense in doing so.
Management believes that maintaining and promoting the respective brands of the new business lines is critical to expanding their respective customer bases. Maintaining and promoting such brands will depend largely on the ability of new business lines to continue to provide quality, reliable and innovative products, which they may not do successfully. In addition, any introduction of new products or services that their respective customers do not like, which may negatively affect their respective brand and reputation. Maintaining and enhancing these brands may require substantial investments, and these investments may not achieve the desired goals. Further, the restriction on the use of logos and brand names on cannabis products could have a material adverse impact on the business, financial condition, and results of operations of Figr, as it may be difficult to establish brand loyalty.

The future growth and profitability of the new business lines will depend on the effectiveness and efficiency of advertising and promotional expenditures with respect to their products, including the ability to: (i) create greater awareness of the products; (ii) determine the appropriate creative message and media mix for future advertising expenditures; and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. We cannot assure you that advertising and promotional expenditures will result in revenues in the future or will generate awareness of these products or services. In addition, the plain packaging requirements and restrictions or promotion of the Canadian cannabis regulatory regime combined with the oversight of Criticality’s and Purilum's operations in the United States by the FTC and FDA may limit the ability to effectively advertise and promote these products. We cannot assure you that the new business lines will be able to manage their respective advertising and promotional expenditures on a cost-effective basis.

The new business lines are heavily dependent on their respective intellectual property and trade secrets. If they are unable to effectively defend their respective intellectual property and trade secrets, their respective image, brand or competitive position may be harmed.
The success of the new business lines is heavily dependent upon their respective intangible property and technology. The new business lines rely upon copyrights, patents, trademarks, trade secrets, unpatented proprietary know-how and continuing innovation to protect important intangible property, technology and information. The Company relies on various methods to protect its proprietary rights, including confidentiality agreements with consultants, service providers and management that contain terms and conditions prohibiting unauthorized use and disclosure of confidential information. However, despite efforts to protect intangible property rights, unauthorized parties may attempt to copy or replicate intangible property, technology or processes. We cannot assure you that the steps taken by the new business lines to protect their intangible property, technology and information will be adequate to prevent misappropriation or independent third-party development of the new business lines' intangible property, technology or processes. Other companies may also be able to materially duplicate Figr's proprietary plant strains.

With respect to any intangible property rights claim against a new business line, the Company may have to pay damages or the new business line may be forced to stop using intangible property found to be in violation of a third party's rights. Such new business line may have to seek a license for the intangible property, which may not be available on reasonable terms and may significantly increase operating expenses. The technology also may not be available for license at all. As a result, the new business line may also be required to pursue alternative options, which could require significant effort and expense. If the new business line cannot license or obtain an alternative for the infringing aspects of its business, it may be forced to limit product offerings and may be unable to compete effectively. Any of these results could harm the Company's brand and prevent it from generating sufficient revenue or achieving profitability.

To the extent that any of the above occur, revenue could be negatively affected, and in the future, the Company may have to litigate to enforce its intangible property rights, which could result in substantial costs and divert management's attention and other resources.

Each of the new business lines' ability to successfully implement its business plan depends in part on its ability to obtain, maintain and build brand recognition using its trademarks, service marks, trade dress, domain names and other intellectual property rights. If their efforts to protect their intellectual property are unsuccessful or inadequate, or if any third-party misappropriates or infringes on their intellectual property, the value of their brands may be harmed, which could have a material adverse effect on their business and might prevent their brands from achieving or maintaining market acceptance.

The industries in which the new business lines operate are highly regulated and the Company may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business.
The Company's new business lines are heavily regulated in all jurisdictions where they carry on business. For example, Figr's operations are subject to various laws, regulations, and guidelines by governmental authorities (including Health Canada)

relating to the manufacture, marketing, management, transportation, storage, sale, pricing, and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations, and the protection of the environment. Additionally, certain activities of the new business lines are legally permissible only in select jurisdictions or pursuant to select specified regulations and restrictions. For example, while Canadian national and provincial law authorizes the cultivation and sale of cannabis subject to regulatory requirements, United States federal law prohibits the cultivation and sale of non-hemp cannabis. Similarly, the cultivation and sale of industrial hemp or hemp in the United States is governed by a patchwork of federal, state, and local regulations, including without limitation the 2014 Farm Bill, the 2018 Farm Bill, the USDA interim final rule, state agricultural pilot program requirements, and state commercial hemp plans. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over such activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on these products and services.

The Company intends to pursue the new business lines only in the jurisdictions where legal, and only to the extent permitted by applicable law and regulation. Among other things, the Company does not intend to grow, cultivate, manufacture, or distribute non-hemp cannabis in the United States, or to export any cannabis grown, or cannabis products manufactured, in Canada to the United States, while such activities remain illegal under United States federal law. However, any failure to comply with the regulatory requirements applicable to the operations of the new business lines may lead to civil, criminal, and/or administrative enforcement actions, which could result in possible penalties and other sanctions for the Company, its officers, directors, and/or other parties, including but not limited to, the revocation or imposition of additional conditions on licenses to operate; the suspension or expulsion from a particular market or jurisdiction or of key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; the imposition of fines and censures; and the cessation of business activities, each of such circumstances could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations, increase compliance costs or give rise to material liabilities or a revocation of licenses and other permits, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, governmental authorities may change their administration, application, or enforcement procedures at any time, which may adversely impact the ongoing costs relating to regulatory compliance.

The industry and the regulations governing adult-use cannabis in Canada are rapidly developing, and if they develop in ways that differ from the Company’s expectations, its business and results of operations may be adversely impacted.
The Cannabis Act federally legalized adult-use (non-medical) cannabis in Canada effective as of October 17, 2018. Under the Cannabis Act, each province and territory of Canada has the ability to separately regulate the distribution and sale of adult-use cannabis within such province or territory, and the laws (including associated regulations) adopted by each province and territory may vary significantly. Each Canadian province and territory has enacted and implemented regulatory regimes for the distribution and sale of cannabis for adult use. Regulations continue to be promulgated and amended. There is no guarantee that federal, provincial and territorial legislation regulating the production, distribution and sale and promotion of cannabis for adult use, or the application and enforcement of such legislation, will not change in the future or that its interpretation by the applicable regulatory and judicial bodies will not differ from that of the Company. Any such change or difference in interpretation could result in significant additional compliance or other costs and may make participation in such markets uneconomical. Since cannabis for adult use was only recently legalized in Canada, there may be inconsistencies in the interpretation and enforcement of the Cannabis Act and associated provincial and territorial rules and regulations. At the federal level, there are limitations on sales and marketing activities, the packaging of cannabis products and use of branding and other promotional activities. The provinces and territories have also imposed certain restrictions that are more stringent than the federal rules or regulations, such as bans on certain products, raising minimum age of purchase and flavor restrictions. In addition, Health Canada has experienced delays in approving applications for new licenses, capacity expansions and security clearances required under the Cannabis Act, including with respect to Figr. Any inconsistencies in the interpretation and enforcement of the Cannabis Act, changes or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

In October 2019, new regulations permitting and governing the production, distribution, promotion and sale of edible cannabis, cannabis extracts and topical cannabis came into effect. Uncertainty remains, however, with respect to the implementation of regulations under the Cannabis Act that will govern the sale and use of cannabis-related products as well as the various provincial and territorial regimes governing the distribution and sale of cannabis for adult-use purposes. The impact of these laws, regulations and guidelines on Figr, including increased costs of compliance and other potential risks remain uncertain and, accordingly, may cause Figr to experience adverse effects on their business, financial condition and results of operations. In Canada, the federal and provincial or territorial legislation and regulatory regimes for cannabis products also include excise duties payable by licensed cannabis producers on adult-use cannabis products, in addition to goods and services tax or harmonized sales tax in certain provinces and territories. The rate of the excise duties for cannabis products varies by province and territory. Any significant increase in the rate of excise duties on adult-use cannabis products in the future could reduce consumer demand for adult-use cannabis products and adversely impact the adult-use cannabis industry and market in general.

In addition, any increase in the rate of excise duties on cannabis products in the future could reduce the margins and profitability of Figr.

The Canadian federal regulatory regime includes plain packaging requirements. Among other things, the packaging of cannabis products may only display the brand name once on each principal display panel in prescribed font and size and only one other brand element, such as a logo, may be displayed in addition to the brand name. Further, the packaging and promotion of cannabis products must not be appealing to youth.

In addition, the Cannabis Act allows for licenses to be granted for outdoor cultivation and Health Canada commenced granting outdoor cultivation licenses in May 2019. The implications of permitting outdoor cultivation are not yet known, but outdoor cultivation could reduce start-up capital required for new entrants in the cannabis industry, or permit lower cost expansions by existing industry participants as capital expenditure requirements related to outdoor growing are typically much lower than those associated with indoor growing. Similarly, it may also ultimately lower prices. Accordingly, competition from firms holding outdoor cultivation licenses may have a material adverse impact on the business, financial condition, and results of operation of Figr.

Changes to these laws or regulations could negatively affect the competitive position of Figr within its industry and the markets in which it operates, and we cannot assure you that various levels of government in the jurisdictions in which Figr operates will not pass legislation or regulations that adversely impact their business.

The new business lines are reliant on obtaining and maintaining licenses, authorizations, approvals, and permits for each of its businesses.
Each of the new business lines will be required to obtain and maintain certain licenses, approvals and permits in the jurisdictions where their products are produced, licensed or sold. There are also certain approvals and clearances required for directors, officers, parent corporations and any individual in a position to exercise control over Figr. We cannot assure you that the Company will be able to obtain or maintain all necessary licenses, approvals and permits or be able to obtain them on a timely basis. Failure to obtain such licenses, permits or approvals may have a material adverse effect on the Company's business, financial condition and results of operations.

Criticality may be required to submit a New Dietary Ingredient ("NDI") notification to the FDA with respect to hemp extracts. This could depend on whether Criticality can establish that a particular extract was marketed as a dietary ingredient in a dietary supplement prior to October 15, 1994, or is otherwise currently in the food supply in the same chemical form as used in its dietary supplement product. If the FDA objects to Criticality's NDI notification, this would have a materially adverse effect upon Criticality and its business.

Further, the FDA’s current compliance policy generally requires that the Company file PMTAs for its finished nicotine-containing e-liquid products by September 9, 2020, or remove them from the market. The Company intends to file PMTAs for certain products by such date. In the event that these applications are not timely submitted or approved, the Company may be required to remove these products from the market.

The Company is subject to uncertainty regarding legal and regulatory status and changes.
Achievement of the Company's business objectives is contingent, in part, upon compliance by the new business lines with regulatory requirements enacted by governmental authorities. The new business lines will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or in restrictions on operations. In addition, changes in regulations or in interpretations of existing regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

Criticality is subject to uncertainty regarding the legal and regulatory status of hemp, including with respect to U.S. federal and state implementation of the 2018 Farm Bill and related laws, and changes to such laws and regulations may have material adverse effects on the operations of Criticality.
As discussed in Item 1, “Business—Operations of New Business Lines—Industrial Hemp—Regulation” of this Form 10-K, there is significant uncertainty concerning the permissible scope of commercial activity involving industrial hemp, hemp, and hemp-derived products including CBD, as well as the timing and manner of implementation of relevant regulations. The 2014 Farm Bill only authorized institutions of higher education and state agriculture departments to cultivate industrial hemp, and only to do so for research purposes. However, it also gave significant discretion to states to regulate industrial hemp pilot programs. Many states that have adopted pilot programs have registered private companies to cultivate and process industrial hemp. Additionally, many states, including North Carolina, where Criticality is based, have interpreted the 2014 Farm Bill to permit marketing research concerning industrial hemp through, among other things, commercial marketing and sale of industrial hemp and industrial hemp products. In contrast, the DEA, FDA, and USDA have taken the position that, under the

2014 Farm Bill, industrial hemp products may not be sold for the purpose of general commercial activity or in states without agricultural pilot programs that permit their sale for research marketing purposes. These agencies have also taken the position that, under the 2014 Farm Bill, industrial hemp plants and seeds may not be transported across state lines; although the USDA’s general counsel has issued a legal opinion that interstate shipment of hemp is permitted under the 2014 Farm Bill, not all of the agencies may agree. There is evidence that Congress does not agree with these agencies’ interpretation of the 2014 Farm Bill, including through its insertion in various appropriations bills language prohibiting the DEA from using funds to impede state agricultural pilot programs. However, we cannot assure you that such language will be inserted in future appropriations bills while industrial hemp cultivation continues to be governed by the 2014 Farm Bill. We cannot assure you that these agencies will change their position concerning the permissible scope of commercial activity under the 2014 Farm Bill.

The 2018 Farm Bill, among other things, removes "hemp" and its derivatives (including its cannabinoids, such as CBD) from the Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to provide for commercial production of hemp in the United States. The passage of the 2018 Farm Bill and the promulgation on October 31, 2019 by the USDA of an interim final rule under the 2018 Farm Bill did not eliminate the uncertainty surrounding the permissible scope of commercial activity involving hemp and hemp products. As of May 27, 2020, the USDA had approved commercial hemp plans for only seventeen states, thirty-two tribes, and one territory. In states without approved plans (and for individual growers in those states who have not received federal licenses from the USDA), cultivation of industrial hemp continues to be governed by the more restrictive 2014 Farm Bill and applicable states’ agricultural pilot program requirements, and commercial production of hemp may violate federal law.

Further, there is uncertainty concerning the timing and manner of implementation of the 2018 Farm Bill in each state. Under the interim final rule, each state may choose if and when to submit a plan for USDA approval. Until a plan is approved for a growing state, commercial hemp production may not legally begin under the 2018 Farm Bill under state authority in that state. By way of example, in North Carolina, where Criticality is based, legislation authorizing a state plan was introduced but did not pass in the last legislative session, there has been no proposed state plan, and the NC Hemp Commission has expressed its opposition to operating under the existing interim final regulations. In contrast, other states (including South Carolina, from which Criticality sources hemp) have approved plans and growers operating under the 2018 Farm Bill. Moreover, individual growers (including some from which Criticality purchases) may choose to apply for a federal license and be governed by the 2018 Farm Bill.

Additionally, there is uncertainty created by the 2018 Farm Bill’s decision to leave the states as potential primary regulators of hemp production. States may adopt regulatory schemes that impose different levels of regulation and costs on the production of hemp. Because many states have not yet obtained USDA approval for plans for commercial hemp production, the timing of the adoption of state plans cannot be assured. Moreover, the 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of hemp. Accordingly, some states may choose to restrict or prohibit some or all hemp production or sales. For example, in North Carolina, where Criticality is based, the state legislature previously considered legislation that would have treated “smokeable hemp” (defined as "harvested raw or dried hemp plant material, including hemp buds or hemp flowers, hemp cigars, and hemp cigarettes") as illegal marijuana under state law unless produced and used in compliance with specified requirements.

In addition, the status of the current regulations as an interim final rule creates uncertainty as to the ultimate regulatory structure for commercial hemp production. The current regulations are temporarily in place, pending public notice and comment on the regulations. The USDA has received comments on the interim final rule, including critical comments from the NC Hemp Commission. The USDA may make substantive changes in the regulations when final regulations are approved, and, indeed, has already suggested certain potential changes. The interim final rule is set to expire on November 1, 2021, unless extended, to provide time for a full rulemaking procedure. There is uncertainty what the final rules will be, if any, after the rulemaking procedure, and when they will be adopted.

Further, under the 2018 Farm Bill, the FDA has retained authority over Food, Drug, and Cosmetic Act-regulated products containing hemp and its derivatives, including CBD. Moreover, states have retained regulatory authority through their own analogues to the Food, Drug and Cosmetic Act, and the states may diverge from the federal treatment of the use of hemp as, or in, food, dietary supplements, vapable products, or topical cosmetic products. We cannot assure you that the FDA or states (under their Controlled Substances Act and Food, Drug, and Cosmetic Act analogues) will ultimately permit the sale of non-pharmaceutical products containing hemp-derived CBD.

Changes in the regulations governing cannabis outside of Canada may adversely impact the Company's prospects.
The Company's growth strategy with respect to international expansion of the new business lines continues to evolve as regulations governing the medical cannabis and industrial hemp industries in the foreign jurisdictions become more fully developed. Interpretation of these laws, rules, regulations, and their application is ongoing. New laws, regulations, and guidelines may be enacted and enforced or existing laws, regulations, and guidelines may be interpreted or applied in a manner that could limit or curtail the new business lines expansion plans. Amendments to current laws, regulations and guidelines, more stringent implementation or enforcement thereof, enactment of new laws, the adoption of new regulations, or other unanticipated events, including changes in political regimes and attitudes toward cannabis and industrial hemp, are beyond the Company's control and could materially adversely affect the Company's international growth prospects.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in one form or another. International competition and limitations placed on Figr by Canadian regulations might lower the demand for any future Figr products on a global scale.

Amendments to current laws, regulations, and guidelines, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes and attitudes toward the new business lines, are beyond the Company's control and could require extensive changes to the Company's international operations, which in turn may result in a material adverse effect on the Company's business, financial condition and results of operations.

We cannot assure you that the Company will be able to expand cannabis operations into legal jurisdictions outside of Canada, or to expand its industrial hemp operations into other states or internationally, and any such expansion will be subject to risks.
We cannot assure you that any market for cannabis products to be offered by subsidiaries of the Company will develop in any jurisdiction outside of Canada. Laws, regulations, and perceptions pertaining to cannabis vary widely internationally, and the scope or pace of legalization of medical and adult-use cannabis cannot be predicted or assured.

Similarly, we cannot assure you that the Company will be able to obtain the licenses, approvals and authorizations necessary to source industrial hemp from growers located in and operating under the agricultural pilot programs of states other than Colorado, New York, North Carolina, and Virginia, or to source hemp under the 2018 Farm Bill from growers operating under approved state plans (including but not limited to the South Carolina plan) or under the USDA’s umbrella plan available to individual growers in states without approved plans. We cannot assure you that United States federal or state legislation regulating the distribution and sale of industrial hemp and hemp will remain unchanged, will be implemented in a way that is favorable to the Company, or will permit the commercial sale of hemp and hemp products nationally or internationally. If and when additional legal markets for cannabis develop, or the Company is able to expand its industrial hemp operations, the Company’s pursuit of such markets may expose it to new or unexpected risks or significantly increase its exposure to one or more existing risk factors, including economic instability, changes in laws and regulations and the effects of competition. These factors may limit the Company's capability to successfully expand the operations of its subsidiaries into such jurisdictions and may have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Violations of applicable law by Figr, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, may subject the Company to potential criminal sanctions.
Figr is required to comply concurrently with a variety of complex federal, state or provincial, and local laws in each jurisdiction where it operates, or to which it exports or proposes to export its products, including laws and regulations relating to health and safety, conduct, or operations and the production, management, transportation, storage, and disposal of our products and of certain material used in our operations. These laws change frequently and may be difficult to interpret and apply. Compliance with these laws and regulations requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws and regulations could harm our brand image and business. Moreover, it is impossible for the Company to predict the cost or effect of such laws, regulations or guidelines upon its future operations.

Under current U.S. federal law, it is unlawful to operate a business from the U.S. that engages in the possession, manufacture, distribution, and/or sale of a controlled substance, including cannabis, in a foreign country where such activities are illegal. Although the Company anticipates that Figr will take precautions to ensure that their operations remain in compliance with all

Canadian laws that might apply to such operations, operational decisions of Figr will be made by personnel not located in the United States, and funding of Figr, to the extent any additional funding is required, would be made by subsidiaries not located in the United States, there is a risk that if Figr were to violate Canadian federal, provincial or local law with respect to the manufacture, distribution, and/or sale of cannabis, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, that may subject the Company, its officers, directors, and other parties to potential criminal sanctions, civil fines, forfeitures, and other penalties in the United States.

Further, under current U.S. law, it is unlawful to import controlled substances, including marijuana (that is, cannabis plants, plant parts, or derivatives that do not qualify as either hemp, the mature stalks of non-hemp plants, the sterilized seeds of non-hemp plants, or derivatives of such mature stalks or seeds), into the United States, or to transport controlled substances through U.S. territorial waters, on U.S. flagged vessels and U.S. registered aircraft, or accompanied by U.S. citizens or resident aliens. Accordingly, there is a risk that if Figr were to violate U.S. federal or state law with respect to the manufacture, distribution, sale and/or transport of cannabis, even outside the United States, that may subject the Company to potential criminal sanctions, civil fines, forfeitures, and other penalties in the United States.

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

Each of the new business lines faces inherent risk of exposure to product liability claims, regulatory action, and litigation if its products are alleged to have caused significant loss, injury, or death, which is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects.
As a manufacturer and distributor of products which are ingested or otherwise consumed by humans, each of the new business lines faces the risk of exposure to product liability claims, regulatory action and litigation (including class proceedings and individual proceedings) if its products are alleged to have caused loss, injury or death. Each of the new business lines may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness or death, made false, misleading or impermissible claims, failed to include adequate labelling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated for Figr by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Previously unknown adverse reactions resulting from human consumption of the products of the new business lines alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Any of the new business lines may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against any of the new business lines could result in increased costs and could adversely affect its reputation and goodwill with its consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company becoming subject to significant liabilities that are uninsured and also could adversely affect commercial arrangements between the new business lines and third parties.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of cannabis and nicotine e-liquids, THC or CBD vapable oils and other vaping products, and others involved in the cannabis, hemp and vaping markets, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls or other product-related issues. Both the United States and Canada have highly active plaintiffs’ bars. Recent years have seen an increasing number of purported class action lawsuits in the United States against manufacturers and distributors of nicotine e-liquids, THC or CBD vapable oils and other vaping and CBD products. Canada, including each of its provinces and territories, generally has a low bar to class certification and is viewed as a highly plaintiff-friendly jurisdiction. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes and sells, and its business environment.

Some of the inventory of the new business lines, including cannabis and hemp, is subject to possible write-offs.
The new business lines intend to hold finished goods in inventory and such inventory have a limited shelf life. Finished goods in inventory may include cannabis, cannabis products, and hemp products. Even though it is the intention of management to review the amount of inventory on hand in the future, write-off of inventory may still be required. Any such write-off of inventory could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company could incur substantial liability that may not be covered by insurance.
The Company has insurance to protect its assets, operations and employees. While the Company believes its insurance coverage addresses all material risks to which it is exposed and is adequate and customary in its current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, we cannot assure you that such insurance will be adequate to cover the Company's liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

In particular, due to the Company's involvement in the new business lines, it may have a difficult time obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors and officer's insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to the industry. There are no guarantees that the Company will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is forced to go without such insurance coverage, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risk and financial liabilities.

The Company could incur unexpected expenses due to product recalls and any legal proceedings that may arise in connection with product recalls.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company's products, including the new business lines, are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant attention from management. Although the Company has detailed procedures in place for testing its products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by the Company were subject to recall, the image and reputation of that product and the Company as a whole could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Company's products and could have a material adverse effect on the results of operations, financial condition and reputation of the Company.

Additionally, product recalls may lead to increased scrutiny of the Company's operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Hemp plants are vulnerable to specific agricultural risks that may have a material adverse effect on the Company's hemp-related operations.
Hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, hemp is phytoremediative meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If the hemp acquired by the Company for supply to Criticality is found to have levels of pathogens, toxins, chemicals, or other undesirable compounds that exceed established limits, the Company may have to destroy the applicable portions of its hemp crop and has been required to do so in the past. Should the crops be lost due to pathogens, toxins, chemicals or other undesirable compounds, it may have a material adverse effect on the Company's business and financial condition.

The Company's cannabis production estimates are based on assumptions that may prove to be inaccurate.
The Company's estimated annual production of cannabis is based on estimated square footage of cultivation space and the amount of dried cannabis cultivated per plant, which is derived from the historical output of the existing Figr facilities. If Figr is unable to develop the predicted cultivation space, cultivate the predicted amount of cannabis, or obtain the necessary regulatory approvals, annual cannabis production may be less than predicted, which could have a material adverse effect on the Company's financial condition, and results of operations.

A change in control of the Company, including in connection with the Chapter 11 Cases, may affect Figr’s ability to continue to sell its products in certain provinces in Canada.
Upon change in control of Pyxus, which will occur upon consummation of the Plan, Figr may be required to notify certain Canadian provincial governments with which it has entered into supply agreements. While the Company does not believe that such a change of control in and of itself will give rise to a termination right of such provincial governments, due to the wide range of rights afforded to the provincial governments under these contracts, there is a risk that such provincial governments may terminate the supply agreements under their general termination rights or cease ordering product from Figr. In addition, in the event that any such change-in-control transaction also resulted in any change to the directors or officers of Figr, that the new directors and officers will be required to obtain security clearance from Health Canada in order to hold such positions in accordance with the Cannabis Regulations. Obtaining security clearance requires a thorough background check by Health Canada and is a prolonged process. Any delays in obtaining required security clearances, may have a material impact on the business and operations of Figr.

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

We rely on internal and externally hosted information technology systems and disruption, failure, or security breaches of these systems could adversely affect our business.
We rely on information technology ("IT") systems, including systems hosted by service providers. The enterprise resource planning system ("SAP") we have implemented throughout the Company, for example, is hosted by Capgemini and our domestic employee payroll system is hosted by Ceridian. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in place, which are active inline services or are tested routinely, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. For example, in April 2019, the Company discovered that the email accounts of two Canadian employees had been compromised resulting in the unauthorized access of customer and vendor data. These incidents were neither material nor compromised the Company’s other IT systems. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We cannot assure you that material weaknesses will not be identified in the future.
We believe that our internal control over financial reporting was effective at March 31, 2020, as reported elsewhere in this Annual Report. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Regulations regarding environmental matters may affect the Company by substantially increasing the Company's costs and exposing it to potential liability.
The Company is subject to environmental, health, and safety laws and regulations in each jurisdiction in which the Company operates. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil, and groundwater contamination, and the health and safety of the Company's employees. For example, the Company's products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. The Company may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. The Company may not have been, nor may it be able to be at all times, in full compliance with such laws, regulations and permits. If the Company violates or fails to comply with these laws, regulations or permits, the Company could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, the Company faces inherent risks of environmental liability at its current and historical production sites. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, the Company may discover new facts or conditions that may change its expectations or be faced with changes in environmental laws or their enforcement that would increase its liabilities. Furthermore, its costs of complying with current and future environmental, health, and safety laws, or the Company's liabilities arising from past or future releases of, or exposure to, regulated materials, may have a material adverse effect on its business, financial condition, and results of operations.

Derivative transactions may expose us to potential losses and counterparty risk.
We may, from time to time, enter into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions may be financial institutions or affiliates of financial institutions, and we would be subject to risks that these counterparties default under these transactions. In some of these transactions, our exposure to counterparty credit risk may not be secured by any collateral. Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy. If one or more of the counterparties to one or more of our derivative transactions not secured by any collateral becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. We cannot assure you of the financial stability or viability of any of our counterparties.

To the extent that any of our indebtedness that extends beyond 2021 bears interest at rates based on LIBOR, the interest rates for these obligations might be subject to change based on recent regulatory changes.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate any agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our interest expense and results of operations.

Risks Relating to Ownership of Our Common Stock

Shares of our common stock outstanding immediately prior to the effectiveness of the Plan will be cancelled upon the effectiveness of the Plan, and pursuant to the Plan shares are be issued by New Pyxus upon the effectiveness of the Plan to certain holders of the Second Lien Notes and to the DIP Lenders, who will, pursuant to the Plan, be deemed to have signed the Shareholders Agreement. We cannot assure you that an active trading market for the New Pyxus common stock to be issued upon the effectiveness of the Plan will develop or be maintained, and the market price of the New Pyxus common stock may be volatile, which could cause the value of your investment to decline.
Upon the effectiveness of the Plan, all shares of our common stock outstanding immediately prior to the effectiveness of the Plan will be cancelled pursuant to the terms of the Plan. The shares of New Pyxus common stock to be issued in connection with the effectiveness of the Plan will not initially be listed for trading on any national stock exchange. We cannot assure holders of New Pyxus common stock that an active public market for New Pyxus common stock to be issued upon the effectiveness of the Plan will develop or, if it develops, that it will be sustained. In the absence of an active public trading market, it may be difficult for holders to liquidate their investment in New Pyxus common stock. In the event New Pyxus common stock commences trading, the trading price of New Pyxus common stock may fluctuate significantly. Numerous factors, many of which we have no control over, may have a significant impact on the market prices of New Pyxus common stock. The Shareholders Agreement implemented upon the effectiveness of the Plan, which is to be deemed to have been signed by all persons receiving shares of New Pyxus common stock pursuant to the Plan, includes their agreement not to transfer such shares in certain transactions and to certain person as set forth in the Shareholders Agreement. A description of the Shareholders Agreement is included in "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements".

In the event New Pyxus common stock commences trading, the trading price of such common stock may not accurately reflect the value of its business.
Upon the effectiveness of the Plan, ownership of New Pyxus common stock will be highly concentrated, and there will be a limited number of shares available for trading on any public market if such a market develops. As a result, future reported trading prices for New Pyxus common stock at any given time may not accurately reflect the underlying economic value of its business at that time. Future reported trading prices could be higher or lower than the price a shareholder would be able to receive in a sale transaction, and we cannot assure you that there will be sufficient public trading in New Pyxus common stock in the future to create a liquid trading market that accurately reflects the underlying economic value of its business.

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

These issues, some of which are more fully discussed below, include:

•governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;
•smoking and health litigation against tobacco product manufacturers;
•increased consumer acceptance of electronic cigarettes;
•tax increases on consumer tobacco products;
current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement, or MSA, between state governments in the United States and tobacco product manufacturers;
•governmental and private bans and restrictions on smoking;
•actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;
•restrictions on tobacco product manufacturing, marketing, advertising and sales;
•the diminishing social acceptance of smoking;
•increased pressure from anti-smoking groups;
•other tobacco product legislation that may be considered by Congress, the states, municipalities and other countries; and
•the impact of consolidation among multinational cigarette manufacturers.

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
The Tobacco Control Act, which amended the Food, Drug, and Cosmetic Act, extends the authority of the FDA to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product, although the FDA has issued guidance to the industry announcing its intent to enforce the latter requirements until further notice. The FDA has adopted regulations under the act establishing requirements for the sale, distribution, and marketing of cigarettes, as well as package warnings and advertising limitations.

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

In May 2016, the FDA finalized regulations, which became effective in August 2016, that extend its regulatory authority under the act to tobacco products not previously covered by its regulations, including vaporizers, vape pens, hookah pens, electronic cigarettes (or, e-cigarettes), e-pipes, and other types of electronic nicotine delivery systems, including e-liquids used in these devices, as well as pipe tobacco and cigars (including little cigars and cigarillos), and future novel tobacco products. These regulations require manufacturers of these additional tobacco products to, among other things submit an application and obtain FDA authorization to market a new tobacco product (as noted above); register establishment(s) and submit product listing to FDA; submit listing of ingredients; submit information on harmful and potentially harmful constituents; submit tobacco health documents; not introduce into interstate commerce modified-risk tobacco products (e.g., products with label, labeling, or advertising representing that they reduce risk or are less harmful compared to other tobacco products on the market) without an FDA order; and include the required warning statement on packaging and advertisements. These regulations apply to certain of our operations that had not previously been subject to the act, including the processing of pipe tobacco and tobacco for little cigars and cigarillos at our U.S. cut rag processing facility, and to joint ventures and subsidiaries that develop, produce and sell consumable e-liquids. In addition, the May 2016 regulations make these additional tobacco products subject to certain existing restrictions on the sale of cigarettes, including then-existing restrictions prohibiting sale to individuals under 18 years of age. In addition, recent federal legislation established a national minimum purchase age of 21 for tobacco and tobacco-based products, including e-liquids.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Morrisville, North Carolina and are leased under an agreement that expires in May 2021. We own a total of 12 facilities in eight countries. We operate our leaf tobacco processing facilities for seven to nine months per year, corresponding with the applicable harvesting seasons. Our production facilities in the other products and services segment operate on a year-round basis. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco and other specialty products. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco and other specialty products, if required by customer demand.

The following is a listing of the various material properties used in operations, all of which are owned by the Company, as of March 31, 2020:

Location	Use
Leaf - North America Segment
North America
Wilson, North Carolina, USA	Factory / Storage
Farmville, North Carolina, USA	Storage
Danville, Virginia, USA	Storage
Leaf - Other Regions Segment
South America
Venancio Aires, Brazil	Factory / Storage
Ararangua, Brazil	Factory / Storage
El Carril, Argentina	Storage
Africa
Lilongwe, Malawi	Factory / Storage
Morogoro, Tanzania	Factory / Storage
Harare, Zimbabwe	Factory / Storage
Asia
Ngoro, Indonesia	Factory / Storage
Other Products and Services Segment
North America
Charlottetown, Prince Edward Island, Canada	Factory / Storage
Simcoe, Ontario, Canada	Factory / Storage

Item 3. Legal Proceedings

See Note 23. "Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Bankruptcy Proceedings
See Note 28. "Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information regarding the Chapter 11 Cases.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Pyxus’ common stock was previously listed for trading on the New York Stock Exchange ("NYSE"), under the ticker symbol "PYX". As a result of our failure to satisfy the continued listing requirements of the NYSE, on June 30, 2020, the NYSE filed a Form 25 with the Commission which became effective to the common stock from the NYSE on July 10, 2020. From June 17, 2020, Pyxus’ common stock has been traded on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol "PYXSQ". During such period, any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of March 31, 2020, there were 10,867 shareholders, including 10,357 non-objecting beneficial holders of our common stock. Upon effectiveness of the Plan, all shares of Pyxus' common stock outstanding immediately prior to the effectiveness of the Plan will be cancelled, and shares of New Pyxus common stock will be issued to certain holders of the Second Lien Notes and the DIP Lenders pursuant to the Plan. Pursuant to the Plan, all persons receiving shares of New Pyxus common stock upon the effectiveness of the Plan will be deemed to have signed, and therefore will be subject to the terms of, the Shareholders Agreement. A description of the Shareholders Agreement is included in "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements".

The payment of dividends by Pyxus is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations, and other factors. The declaration of future dividends by Pyxus is at the discretion of our board of directors and subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law, and our debt agreements. See Note 12. "Debt Arrangements - Covenants Limiting Dividends" to the “Notes to Consolidated Financial Statements” for further information.

Comparison of Cumulative Total Return to Shareholders

The following summarizes the cumulative total shareholder return of a $100 investment including reinvestment of dividends and price appreciation over the last five years in each of the following: the common stock of Old Holdco, Inc., then known as Pyxus International, Inc. and presented in the chart below as “Pyxus International, Inc.,” the S&P 500 Index, the S&P 600 Small Cap Index, and an index of peer companies. The sole company in the peer group is Universal Corporation (UVV).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pyxus International, Inc.,
the S&P 500 Index, the S&P Smallcap 600 Index,
and Custom Peer Group
$250
$200
$150
$100
$50
$0
3/15
3/16
3/17
3/18
3/19
3/20
Pyxus International, Inc.
S&P 500
S&P Smallcap 600
Custom Peer Group

*$100 invested on March 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright ©2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Pursuant to the terms of the Plan, upon effectiveness of the Plan, all outstanding shares of common stock will be cancelled.

Cumulative Total Return

	3/15	3/16	3/17	3/18	3/19	3/20
Pyxus	$100.00	$159.64	$116.82	$236.82	$217.18	$28.27
S&P 500	$100.00	$101.78	$119.26	$135.95	$148.86	$138.47
S&P Smallcap 600	$100.00	$96.80	$120.60	$135.89	$138.01	$102.28
Custom Peer Group	$100.00	$125.38	$161.95	$115.13	$143.37	$115.94

Item 6. Selected Financial Data

Five Year Financial Statements
Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries

	Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2020	2019	2018	2017	2016
Summary of Operations
Sales and other operating revenues	$1,527,261	$1,801,593	$1,845,966	$1,714,750	$1,904,592
Other income, net (1)	2,133	14,217	14,382	4,896	105,427
Restructuring and asset impairment charges(7)	5,646	4,946	382	1,375	5,888
Goodwill impairment(8)	33,759	—	—	—	—
Operating (loss) income (2)	(11,609)	87,254	111,904	87,342	206,220
Net (loss) income	(270,319)	(71,168)	51,906	(63,271)	65,445
Net (loss) income attributable to Pyxus International, Inc.	(264,661)	(70,467)	52,436	(62,928)	65,532
(Loss) Earnings Per Share Attributable to Pyxus International, Inc.:
Basic (loss) earnings per share	$(28.93)	$(7.78)	$5.83	$(7.05)	$7.38

Diluted (loss) earnings per share (3)	$(28.93)	$(7.78)	$5.81	$(7.05)	$7.38

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$443,302	$591,666	$711,546	$797,326	$815,532
Total assets (4)	1,763,063	1,859,275	1,966,631	1,971,872	1,968,198
Long-term debt (4)	904,316	898,386	920,143	942,959	910,214
Stockholders’ (deficit) equity attributable to Pyxus International, Inc.	(78,000)	183,710	271,866	203,518	271,126

Other Data
Common shares outstanding at year end (5)	9,191	9,096	9,023	8,963	8,900
Number of stockholders at year end (6)	10,867	12,969	5,355	4,187	4,465

(1) As of March 31, 2016, the Company determined that the significant doubt about our ability to control our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD, was eliminated and recorded a gain of $106,203 upon reconsolidation.
(2) On April 1, 2018, new accounting guidance that changed the presentation of pension service costs in financial statements was adopted on a retrospective basis. The March 31, 2018, 2017, and 2016 balances have been adjusted in accordance with the adoption of this guidance.
(3) For the years ended March 31, 2020, 2019, and 2017, outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded as their inclusion would have an antidilutive effect on the loss per share.
(4) On April 1, 2016, new accounting guidance that changed the presentation of debt issuance costs in financial statements was adopted on a retrospective basis. The March 31, 2016 balances have been adjusted in accordance with the adoption of this guidance.
(5) Excluding 785 shares owned by a wholly owned subsidiary.
(6) Includes the number of stockholders of record and non-objecting beneficial owners.
(7) See Note 21. “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.
(8) See Note 10. “Goodwill and Other Intangible Assets, Net” to the “Notes to Consolidated Financial Statements” for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Pyxus provides responsibly produced, independently verified, and traceable agricultural products, ingredients, and services to businesses and customers. Headquartered in the Research Triangle Park region of North Carolina, we contract with growers across five continents to help them produce sustainable, compliant crops.

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

We are committed to responsible crop production which supports economic viability for the grower, provides a safe working atmosphere for those involved in crop production, and minimizes negative environmental impact. Our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed-to-sale, our SENTRISM traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.

We are continuing our transformation journey designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification focuses on products that are value-added, require some degree of processing, and offer higher margin potential than our core tobacco leaf business. To support these new business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core leaf tobacco business, and a growing customer base.

Our consolidated operations are managed and reported in ten operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. See Note 1. "Basis of Presentation and Summary of Significant Accounting Policies" for more information.

COVID-19
We have been closely monitoring the impact of the COVID-19 outbreak on our Company and our workforce since January 2020. In March 2020, the World Health Organization recognized the COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world. Our businesses have been classified as an "essential" business under governmental shelter-in-place and similar orders in many of the jurisdictions in which we operate. As such, we are still able to produce and sell products. Our production facilities are still operating but, in some instances, at lower production levels than planned due to the shelter in-place mandates. While our supply chains and distribution channels have experienced delays, we currently have adequate supply of products to meet the near-term forecasted demand. During the three months ended March 31, 2020, we estimate that between $125 million and $175 million of revenue was delayed in our Leaf - North America and Leaf - Other Regions segments due to the impact of the COVID-19 pandemic on shipments.

We implemented various measures to reduce the spread of COVID-19 including the implementation of health safety practices, providing personal protective equipment, the implementation of travel restrictions, work-from-home policies where possible, restricting visitors to production locations, splitting production workforce, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the Center for Disease Control and the World Health Organization. In addition, we have developed a robust Return to Work Program to ensure our employees are returning to a safe working environment as federal, state, and local governments begin lifting their COVID-19 related restrictions.

Broad economic factors from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected.

Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2.0 trillion emergency economic stimulus package passed in response to the COVID-19 outbreak that includes provisions for direct financial assistance to Americans in the form of one-time payments to individuals and aid to businesses in the form of loans and grants and financial assistance to businesses most directly impacted by the COVID-19 pandemic. Included in the CARES Act are numerous income tax provisions, including changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j). Factors that could affect our ability to receive funding include, but are not limited to, our filing of the Chapter 11 Cases and the finalization of regulations implementing the statutory requirements of the CARES Act. Due to the recent enactment of this legislation, there is a high degree of uncertainty around its implementation and we continue to assess the potential impacts of this legislation on our business, results of operations, financial condition, and cash flows.

Going Concern
In an effort to address our maturing long-term debt, we have contemplated a number of actions, including reviewing of strategic business alternatives, evaluating and developing plans for a partial monetization of the our interests in certain subsidiaries in the Other Products and Services segment, and implementing a global operations efficiency program. After implementing certain of these actions, evaluating other financing alternatives, and the impact of the COVID-19 pandemic, we determined that we will not have liquidity to fund near-term operations. As a result, we commenced the Chapter 11 Cases on June 15, 2020. We operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. Our non-debtor entities were not part of the Chapter 11 Cases, and continued to operate in the ordinary course of business.

The accompanying consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of our financial condition and near-term maturities of substantial indebtedness, substantial doubt existed as of March 31, 2020 that we would be able to continue as a going concern. Based on the confirmation of the Plan by the Bankruptcy Court and the effectiveness of the Plan, there is no longer substantial doubt about our ability to continue as a going concern.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), the Company (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. This Form 10-K is being signed concurrently with the effectiveness of the Plan. These and other related matters are discussed in greater detail in the "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

During the pendency of the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. See Note 28. "Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

Results of Operations

Years Ended March 31, 2020 and 2019

Consolidated
	Years Ended March 31,
			Change
(in millions)	2020	2019	$	%
Sales and other operating revenues	$1,527.3	$1,801.6	$(274.3)	(15.2)
Total cost of goods and services sold	1,302.6	1,550.8	(248.2)	(16.0)
Gross profit	224.7	250.8	(26.1)	(10.4)
Selling, general, and administrative expenses	199.0	172.8	26.2	15.2
Other income, net	2.1	14.2	(12.1)	(85.2)
Restructuring and asset impairment charges	5.6	4.9	0.7	14.3
Goodwill impairment	33.8	—	33.8	100.0
Operating (loss) income	(11.6)	87.3	(98.9)	(113.3)
Debt retirement expense (income)	—	(1.8)	1.8	100.0
Interest expense	136.7	135.6	1.1	0.8
Interest income	3.9	3.6	0.3	8.3
Income tax expense	131.8	37.8	94.0	248.7
Equity in net income of investee companies	5.9	9.6	(3.7)	(38.5)
Net loss attributable to noncontrolling interests	(5.7)	(0.7)	(5.0)	(714.3)
Net loss attributable to Pyxus International, Inc.*	$(264.7)	$(70.5)	$(194.2)	(275.5)
*Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $274.3 million or 15.2% to $1,527.3 million for the year ended March 31, 2020 from $1,801.6 million for the year ended March 31, 2019. This decrease was due to a 14.4% decrease in leaf volumes attributable to flue-cured oversupply conditions, the timing of shipments in Africa, North America, and South America, the impact of Hurricane Florence reducing the prior year U.S. crop size (which impacted carryover shipments), and foreign tariffs on U.S. tobacco reducing Leaf - North America segment volumes, as well as the global impact of the COVID-19 pandemic delaying shipments. This decrease was partially offset by an increase in cannabinoid revenue in the Canadian provinces of New Brunswick, Nova Scotia, Ontario, and Prince Edward Island in the Other Products and Services segment.

Cost of goods sold decreased $248.2 million or 16.0% to $1,302.6 million for the year ended March 31, 2020 from $1,550.8 million for the year ended March 31, 2019. This decrease was primarily due to the decrease in volume.

Gross profit as a percent of sales increased to 14.7% for the fiscal year ended March 31, 2020 from 13.9% for the fiscal year ended March 31, 2019. This increase was driven by favorable product mix and cost savings from restructuring initiatives enacted in the prior year for the Leaf - North America segment, as well as favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices and conversion costs for the Leaf - Other Regions segment in Africa, Europe, and South America. This increase was partially offset by higher conversion costs attributable to Hurricane Florence reducing the U.S. crop size for the Leaf - North America segment as well as cannabinoid start-up costs incurred in conjunction with sales into New Brunswick and Ontario, which were new markets for the Company's cannabis subsidiaries, and increase cannabinoid depreciation associated with the additional 210,000 square feet of production capacity placed in-service at the Prince Edward Island facility for the Other Products and Services segment.

SG&A as a percent of sales increased to 13.0% for the year ended March 31, 2020 from 9.6% for the year ended March 31, 2019. This increase was primarily due to the decrease in sales and other operating revenues as well as branding, marketing, and advertising expenses to support growth of the Figr cannabinoid and Humble Juice e-liquid brands and the costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment, which did not culminate in a transaction. This increase was partially offset by cost savings from restructuring initiatives enacted in the prior year for Leaf - North America segment, as well as lower accounts receivable write-offs for Leaf - Other Regions segment.

Goodwill impairment charges of $33.8 million for the year ended March 31, 2020 were related to the full write-off of the carrying value of goodwill for each of the Company's reporting units. See Note 10. "Goodwill and Other Intangible Assets, Net" for additional information.

Income tax expense increased $94.0 million or 248.7% to $131.8 million for the year ended March 31, 2020 from $37.8 million for the year ended March 31, 2019. This increase was driven by substantial doubt regarding the Company's ability to continue as a going concern resulting in full valuation allowances for the majority of its deferred tax assets. See Note 18. "Income Taxes" for additional information.

Leaf - North America Region Supplemental Information
	Years Ended March 31,
			Change
(in millions, except per kilo amounts)	2020	2019	$	%
Kilos sold	36.1	47.9	(11.8)	(24.6)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$192.5	$250.0	$(57.5)	(23.0)
Average price per kilo	5.33	5.22	0.11	2.1
Processing and other revenues	32.2	35.7	(3.5)	(9.8)
Total sales and other operating revenues	224.7	285.7	(61.0)	(21.4)
Tobacco cost of goods sold:
Tobacco costs	153.4	210.3	(56.9)	(27.1)
Transportation, storage and other period costs	18.4	11.9	6.5	54.6
Derivative financial instrument and exchange gains	(0.1)	(0.2)	0.1	50.0
Total tobacco cost of goods sold	171.7	222.0	(50.3)	(22.7)
Average cost per kilo	4.76	4.63	0.13	2.8
Processing and other revenues costs of services sold	25.6	32.0	(6.4)	(20.0)
Total cost of goods and services sold	197.3	254.0	(56.7)	(22.3)
Gross profit	27.4	31.7	(4.3)	(13.6)
Selling, general, and administrative expenses	15.3	17.5	(2.2)	(12.6)
Other income, net	(1.4)	(0.9)	(0.5)	(55.6)
Restructuring and asset impairment charges	(0.1)	3.2	(3.3)	(103.1)
Goodwill impairment	2.8	—	2.8	100.0
Operating income	$8.0	$10.1	$(2.1)	(20.8)

Sales and other operating revenues decreased $61.0 million or 21.4% to $224.7 million for the year ended March 31, 2020 from $285.7 million for the year ended March 31, 2019. This decrease was primarily due to a 24.6% decrease in volumes attributable to Hurricane Florence reducing the U.S. crop size (which impacted carryover shipments), foreign tariffs on U.S. tobacco, and the impact of the COVID-19 pandemic delaying shipments. These decreases were partially offset by a 2.1% increase in average sales price due to product mix having a higher concentration of lamina.

Cost of goods sold decreased $56.7 million or 22.3% to $197.3 million for the year ended March 31, 2020 from $254.0 million for the year ended March 31, 2019. This decrease was primarily due to the decrease in volume.

Gross profit as a percent of sales increased to 12.2% for the year ended March 31, 2020 from 11.1% for the year ended March 31, 2019. This increase was primarily due to product mix and cost savings from restructuring initiatives enacted in the prior year. These increases were partially offset by higher conversion costs attributable to Hurricane Florence reducing the U.S. crop size.

SG&A decreased $2.2 million or 12.6% to $15.3 million for the year ended March 31, 2020 from $17.5 million for the year ended March 31, 2019. This decrease was primarily due to cost savings from restructuring initiatives enacted in the prior year. SG&A as a percent of sales increased to 6.8% for the year ended March 31, 2020 from 6.1% for the year ended March 31, 2019. This increase was primarily due the decrease in sales and other operating revenues.

Restructuring and asset impairment charges of $3.2 million for the year ended March 31, 2019 were related to a restructuring initiative to consolidate the Company’s U.S. green tobacco processing operations in Farmville, North Carolina into the Wilson, North Carolina facility and repurpose the Farmville facility for storage and special projects.

Goodwill impairment charges of $2.8 million for the year ended March 31, 2020 were related to the full write-off of the carrying value of goodwill for the Leaf - North America reporting unit during the fourth quarter. See Note 10. "Goodwill and Other Intangible Assets, Net" for additional information.

Leaf - Other Regions Supplemental Information
	Years Ended March 31,
			Change
(in millions, except per kilo amounts)	2020	2019	$	%
Kilos sold	306.7	352.6	(45.9)	(13.0)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,236.0	$1,456.3	$(220.3)	(15.1)
Average price per kilo	4.03	4.13	(0.10)	(2.4)
Processing and other revenues	46.6	43.6	3.0	6.9
Total sales and other operating revenues	1,282.6	1,499.9	(217.3)	(14.5)
Tobacco cost of goods sold:
Tobacco costs	989.0	1,190.0	(201.0)	(16.9)
Transportation, storage and other period costs	57.4	65.0	(7.6)	(11.7)
Derivative financial instrument and exchange losses (gains)	8.2	(3.5)	11.7	334.3
Total tobacco cost of goods sold	1,054.6	1,251.5	(196.9)	(15.7)
Average cost per kilo	3.44	3.55	(0.11)	(3.1)
Processing and other revenues costs of services sold	33.9	33.6	0.3	0.9
Total cost of goods and services sold	1,088.5	1,285.1	(196.6)	(15.3)
Gross profit	194.1	214.8	(20.7)	(9.6)
Selling, general, and administrative expenses	119.0	115.7	3.3	2.9
Other income, net	13.2	14.9	(1.7)	(11.4)
Restructuring and asset impairment charges	5.5	1.7	3.8	223.5
Goodwill impairment	13.7	—	13.7	100.0
Operating income	$69.1	$112.3	$(43.2)	(38.5)

Sales and other operating revenues decreased $217.3 million or 14.5% to $1,282.6 million for the year ended March 31, 2020 from $1,499.9 million for the year ended March 31, 2019. This decrease was primarily due to a 13.0% decrease in volumes and a 2.4% decrease in average sales price. The decrease in volume was attributable to flue-cured oversupply conditions, the timing of shipments in Africa and South America, and the impact of the COVID-19 pandemic delaying shipments. The decrease in average sales price was driven by product mix having a lower concentration of lamina.

Cost of goods sold decreased $196.6 million or 15.3% to $1,088.5 million for the year ended March 31, 2020 from $1,285.1 million for the year ended March 31, 2019. This decrease was primarily due to the decrease in volume. This decrease was partially offset by favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices in Africa, Europe, and South America.

Gross profit as a percent of sales increased to 15.1% for the year ended March 31, 2020 from 14.3% for the year ended March 31, 2019. This increase was attributable to favorable foreign currency exchange rate fluctuations resulting in lower raw materials prices and conversion costs in Africa, Europe, and South America.

SG&A increased $3.3 million or 2.9% to $119.0 million for the year ended March 31, 2020 from $115.7 million for the year ended March 31, 2019. This increase was primarily due to lower accounts receivable write-offs. SG&A as a percent of sales increased to 9.3% for the year ended March 31, 2020 from 7.7% for the year ended March 31, 2019. This increase was due to the decrease in sales and other operating revenues.

Restructuring and asset impairment charges increased $3.8 million or 223.5% to $5.5 million for the year ended March 31, 2020 from $1.7 million for the year ended March 31, 2019. This increase was primarily due to a cost saving initiative and restructuring plan to repurpose a processing facility in South America for storage and special projects and process tobacco under a third-party arrangement going forward.

Goodwill impairment charges of $13.7 million for the year ended March 31, 2020 were related to the full write-off of the carrying value of goodwill for the Leaf - Africa reporting unit during the fourth quarter. See Note 10. "Goodwill and Other Intangible Assets, Net" for additional information.

Other Products and Services Segment Supplemental Information
	Years Ended March 31,
			Change
(in millions)	2020	2019	$	%
Sales and other operating revenues	$19.9	$16.0	$3.9	24.4
Cost of goods and services sold	16.8	11.7	5.1	43.6
Gross (loss) profit	3.1	4.3	(1.2)	(27.9)
Selling, general, and administrative expenses	64.7	39.6	25.1	63.4
Other income, net	(9.6)	0.2	(9.8)	(4,900.0)
Restructuring and asset impairment charges	0.3	—	0.3	100.0
Goodwill impairment	17.3	—	17.3	100.0
Operating loss	$(88.8)	$(35.1)	$(53.7)	(153.0)

Sales and other operating revenues increased $3.9 million or 24.4% to $19.9 million for the year ended March 31, 2020 from $16.0 million for the year ended March 31, 2019. This increase was primarily related to the cannabinoid revenue in the Canadian provinces of New Brunswick, Nova Scotia, Ontario, and Prince Edward Island. The increase was partially offset by a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns.

Cost of goods and services sold increased $5.1 million or 43.6% to $16.8 million for the year ended March 31, 2020 from $11.7 million for the year ended March 31, 2019. This increase was mainly due to increased cannabinoid revenue in the Canadian provinces of New Brunswick, Nova Scotia, Ontario, and Prince Edward Island, higher cannabinoid conversion costs driven by lower production levels, higher direct materials costs due to product mix, and increased cannabinoid depreciation associated with the additional 210,000 square feet of production capacity placed in-service at the Prince Edward Island facility.

Gross profit as a percent of sales decreased to 15.6% for the year ended March 31, 2020 from 26.9% for the year ended March 31, 2019. This decrease was attributable to higher cannabinoid conversion costs driven by lower production levels, increased cannabinoid depreciation associated with the additional 210,000 square feet of production capacity placed in-service at the Prince Edward Island facility, and product mix having a lower concentration of e-liquids products.

SG&A increased $25.1 million or 63.4% to $64.7 million for the year ended March 31, 2020 from $39.6 million for the year ended March 31, 2019. This increase was related to branding, marketing, and advertising expenses to support growth of the Figr cannabinoid and Humble Juice e-liquid brands, the costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment, and higher premarket tobacco product application costs for e-liquid products.

Goodwill impairment charges of $17.3 million for the year ended March 31, 2020 were related to the full write-off of the carrying value of goodwill for the Other Products and Services - Cannabis, and Other Products and Services - E-liquids reporting units. See Note 10. "Goodwill and Other Intangible Assets, Net" for additional information.

Comparison of the Year Ended March 31, 2019 to the Year Ended March 31, 2018

For a comparison of our results of operations for the years ended March 31, 2019 to March 31, 2018, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 14, 2019.

Liquidity and Capital Resources

Overview
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to fiscal year-end. Additionally, our liquidity requirements are increasingly affected by branding, marketing, and advertising expenses to support growth of the Other Products and Services segment, and legal and professional costs associated with the Chapter 11 Cases.

As of March 31, 2020, we are in our leaf working capital build. In South America, we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is in its beginning stages. Africa is in the middle of its buying, processing, and selling season and is utilizing working capital funding as well. Asia, Europe, and North America are still selling and planning for the next crop that is now being grown.

Debtor-in-Possession Financing
The commencement of the Chapter 11 Cases constituted an event of default, and caused an automatic and immediate acceleration of repayment obligations under the Company's 8.500% Senior Secured First Lien Notes due 2021 ("the First Lien Notes"), its 9.875% Senior Secured Second Lien Notes due 2021 ("the Second Lien Notes"), and the Company's asset-based revolving credit facility ("the ABL Facility"). However, any efforts to enforce such payment obligations are automatically stayed as of the Petition Date, and are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Borrowings under the ABL Facility were not available commencing on the Petition Date as a result of this event of default. As described below, the ABL Facility was terminated and repaid on June 17, 2020.

On June 17, 2020, following its receipt on such date of interim approval from the Bankruptcy Court (the “DIP Order”), the Company entered into a multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”) in an aggregate principal amount of $206.7 million on the terms and conditions set forth in the DIP credit agreement (the “DIP Credit Agreement”) between the Company, certain holders of the Company’s 9.875% senior secured second lien notes due 2021 (the “DIP Lenders”) and Cortland Capital Market Services LLC, as administrative agent and collateral agent, which is guaranteed by certain of the Debtors’ subsidiaries.

The DIP Facility provides $131.7 million in initial funding, with the ability for Pyxus to borrow up to an additional $75.0 million upon entry of a final order from the Bankruptcy Court approving the DIP Facility. Drawn amounts under the DIP Facility bear interest at either (1) an Alternate Base Rate plus 9.25%, per annum or (2) 10.25% plus the LIBOR Rate, per annum, with a LIBOR floor of 1.5%. Undrawn amounts under the DIP Facility are subject to a ticking fee of 3.0% per annum calculated on a daily basis on the aggregate daily unused amount, accruing commencing on June 17, 2020 and until such commitments have terminated, which ticking fee is due and payable in arrears on the earlier to occur of a borrowing upon entry of a final order and the date on which such commitments have terminated. During the continuance of an event of default (as further described in the DIP Credit Agreement), the overdue amounts under the DIP Facility bear interest at an additional 2% per annum above the interest rate otherwise applicable.

The DIP Credit Agreement provides that the proceeds of the DIP Facility are to be used, among other things, to (a) effect the refinancing of the ABL Facility (which occurred on June 17, 2020); (b) pay related transaction costs, fees and expenses; (c) provide working capital and for other general corporate purposes in accordance with the Budget; (d) make adequate protection payments as authorized by the Court in the DIP Order; (e) pay obligations arising from or related to the Carve Out (as defined below); and (f) pay restructuring costs incurred in connection with the Chapter 11 Cases.

The maturity date of the DIP Facility is the earliest of (a) December 17, 2020; (b) the date of the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code) of a plan of reorganization; (c) the date on which Pyxus and its subsidiaries consummate a sale of all or substantially all of their assets pursuant to section 363 of the Bankruptcy Code or otherwise; and (d) such earlier date on which the loans shall become due and payable by acceleration or otherwise in accordance with the terms of the DIP Credit Agreement and the other related documents.

Under the DIP Facility, the DIP Lenders and Cortland Capital Market Services LLC, as collateral agent, subject to the Carve Out and the terms of the DIP Order and, in each case, other than certain excluded assets, are at all times secured, by (i) a first priority senior priming security interest in and lien upon the DIP Priming Collateral (as defined in the DIP Order); (ii) a first priority senior security interest in and lien upon the DIP Priority Collateral (as defined in the DIP Order), and (iii) a junior security interest in and lien upon DIP Junior Collateral (as defined in the DIP Order). The DIP Lenders and collateral agent are also secured by security interests in substantially all of the assets of certain non-debtor subsidiaries of Pyxus. The Debtors’ obligations to the DIP Lenders and the liens and superpriority claims are subject in each case to a carve out (the “Carve Out”), subject to a cap, that accounts for certain statutory fees, committee professional fees and post-notice professional fees payable in connection with the Chapter 11 Cases.

The DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, material inaccuracy of representations and warranties, covenant defaults, certain events under the Employee Retirement Income Security Act of 1974 and change of control. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.

Upon the effectiveness of the Plan, claims under the DIP Facility are satisfied in the manner described in the "Note 28. Subsequent Events" to the "Notes to Consolidated Financial Statements" and the DIP Facility terminates.

Foreign Seasonal Lines of Credit
On August 13, 2020, the Company entered into an Amendment and Restatement Agreement ("the Agreement") with TDB. The Agreement sets forth the terms that govern and supersede the terms of the separate existing foreign seasonal lines of credit for various subsidiaries of the Company with TDB. The original aggregate maximum borrowing availability under the existing foreign seasonal lines of credit was $255.0 million and the aggregate borrowings outstanding were $240.5 million as of August 13, 2020. Subject to certain conditions, the Agreement increases the Company's maximum aggregate borrowing capacity to $285.0 million. Loans under the Agreement will bear interest at LIBOR plus 6%. The Agreement terminates on June 30, 2021, and may be renewed at TDB’s discretion.

Working Capital
The following summarizes our working capital:

	As of March 31,
			Change
(in millions except for current ratio)	2020	2019	$	%
Cash and cash equivalents	$170.2	$192.0	(21.8)	(11.4)
Net trade and other receivables	239.7	311.0	(71.3)	(22.9)
Inventories and advances to tobacco suppliers	768.9	687.9	81.0	11.8
Total current assets	1,232.4	1,238.5	(6.1)	(0.5)
Notes payable to banks	540.2	429.0	111.2	25.9
Accounts payable	67.1	87.0	(19.9)	(22.9)
Advances from customers	18.8	16.4	2.4	14.6
Current portion of long-term debt	45.0	0.3	44.7	14,900.0
Total current liabilities	789.1	646.8	142.3	22.0
Current ratio	1.6 to 1	1.9 to 1
Working capital	443.3	591.7	(148.4)	(25.1)
Total long term-debt	904.3	898.4	5.9	0.7
Stockholders’ equity attributable to Pyxus International, Inc.	(78.0)	183.7	(261.7)	(142.5)

Our working capital decreased to $443.3 million at March 31, 2020 from $591.7 million at March 31, 2019. Our current ratio was 1.6 to 1 at March 31, 2020 and 1.9 to 1 at March 31, 2019. The decrease in working capital is attributable to the increase in short-term borrowings to finance the purchases of larger current year crop sizes in Africa and South America, as well as the $44.9 million utilization of the Company's ABL revolver due, in part, to the delay in shipments from the COVID-19 pandemic.

Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, and short-term borrowings under our foreign seasonal lines of credit. We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See Note 12. "Debt Arrangements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines and senior secured credit agreement or indentures, as permitted therein.

The following summarizes our sources and uses of our cash flows:

	Years Ended March 31,
			Change
(in millions)	2020	2019	$	%
Operating activities	$(358.6)	$(248.3)	110.3	44.4
Investing activities	181.4	195.3	(13.9)	(7.1)
Financing activities	159.9	(21.6)	181.5	840.3
Effect of exchange rate changes on cash	(7.3)	4.4	(11.7)	(265.9)
Decrease in cash, cash equivalents, and restricted cash	(24.7)	(70.2)	45.5	64.8
Cash and cash equivalents at beginning of period	192.0	264.7	(72.7)	(27.5)
Restricted cash at beginning of period	5.8	3.4	2.4	70.6
Cash, cash equivalents, and restricted cash at end of period	$173.1	$197.9	(24.8)	(12.5)

Net cash used by operating activities increased $110.3 million or 44.4% to $358.6 million for the year ended March 31, 2020 from $248.3 million for the year ended March 31, 2019. This increase was primarily driven by a higher net loss, as well as higher inventory purchases and advances to farmers driven by larger crop sizes in Africa and South America.

Net cash provided by investing activities decreased $13.9 million or 7.1% to $181.4 million for the year ended March 31, 2020 from $195.3 million for the year ended March 31, 2019. The decrease was related to $13.7 million of increased capital expenditures for the continued expansion of the Other Products and Services segment.

Net cash provided (used) by financing activities increased by $181.5 million or 840.3% to $159.9 million for the year ended March 31, 2020 from $(21.6) million for the year ended March 31, 2019. The increase was driven by higher net proceeds from short-term borrowings of $99.5 million, the utilization of the Company's ABL revolver of $44.9 million, a $24.8 million reduction in retirements of long-term debt, and a $12.5 million reduction in purchases of additional noncontrolling interests.

Fluctuation of the USD versus many of the currencies in which we have costs may have an impact on our working capital requirements. We monitor and hedge foreign currency costs, as needed.

Approximately $56.7 million of our outstanding cash balance at March 31, 2020 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, the tax cost of repatriation would not have a material financial impact.

Debt Financing
Seasonal liquidity beyond cash flow from operations is provided by our foreign seasonal lines of credit, advances from customers, and sales of accounts receivable. For the years ended March 31, 2020 and 2019, our average short-term borrowings, aggregated peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

	March 31,
(in millions)	2020	2019
Average short-term borrowings	$543.1	$556.0
Aggregated peak short-term borrowings outstanding	$712.4	$711.7
Weighted-average interest rate on short-term borrowings	6.9%	6.6%

Aggregated peak borrowings for fiscal 2020 occurred during the fourth quarter and were due to the timing of purchases of tobacco and repayments in Africa and South America. Peak borrowings for fiscal 2020 and fiscal 2019 were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2020, see Note 12. "Debt Arrangements" to the "Notes to Consolidated Financial Statements".

On August 13, 2020, the Company entered into an Amendment and Restatement Agreement ("the Agreement") with TDB. The Agreement sets forth the terms that govern and supersede the terms of the separate existing foreign seasonal lines of credit for various subsidiaries of the Company with TDB. The original aggregate maximum borrowing availability under the existing foreign seasonal lines of credit was $255.0 million and the aggregate borrowings outstanding were $240.5 million as of August 13, 2020. Subject to certain conditions, the Agreement increases the Company's maximum aggregate borrowing capacity to $285.0 million. Loans under the Agreement will bear interest at LIBOR plus 6%. The Agreement terminates on June 30, 2021, and may be renewed at TDB’s discretion.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Aggregate Contractual Obligations and Commitments
The following summarizes our contractual cash obligations and other commercial commitments as of March 31, 2020:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2021	Years 2022-2023	Years 2024-2025	After 2025
Long-Term Debt Obligations(1)	$904.3	$—	$903.9	$0.2	$0.2
Short-Term Debt Obligations(2)	585.2	585.2	—	—	—
Interest on Debt Obligations(3)	114.2	93.6	20.6	—	—
Pension and Postretirement Obligations	95.5	11.9	19.1	19.1	45.4
Operating Lease Obligations	49.1	14.3	17.9	8.7	8.2
Tobacco and Other Purchase Obligations	426.8	426.8	—	—	—
Amounts Guaranteed for Tobacco Suppliers	139.0	139.0	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,314.1	$1,270.8	$961.5	$28.0	$53.8

(1) Long-term debt obligations do not include the effects of the event of default arising from the commencement of the Chapter 11 Cases, which caused an automatic and immediate acceleration of repayment obligations under the First Lien Notes, the Second Lien Notes, and the ABL Facility, or the transactions contemplated upon the effectiveness of the Plan.

(2) Short-term debt obligations consist of the current portion of long-term debt, the ABL revolver, and our seasonal foreign credit lines, and do not include the effects of the event of default arising from the commencement of the Chapter 11 Cases, which caused an automatic and immediate acceleration of repayment obligations under the First Lien Notes, the Second Lien Notes, and the ABL Facility, or the transactions contemplated upon the effectiveness of the Plan.

(3) Interest obligations includes interest for long-term debt and the ABL revolver. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2020. Furthermore, we assume there will be no additional drawings after March 31, 2020 on the ABL Facility until the maturity on January 14, 2021 in these calculations. These calculations also assume there is no refinancing of debt and do not reflect any of the transactions contemplated upon the effectiveness of the Plan.

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers, primarily in Africa, Europe, North America, and South America, to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material.

Beneficial Interest in Receivables Sold
We sell accounts receivable under three revolving trade accounts receivable securitization programs. Under the agreements, we receive either 80% or 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interest is subordinate to the purchaser of the receivables. See Note 25. “Securitized Receivables” to the “Notes to Consolidated Financial Statements” for further information.

Amounts Guaranteed for Tobacco Suppliers
In Africa and South America, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and South America. See Note 15. "Guarantees" to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures
We are estimating $48.0 million in capital investments for the 2021 fiscal year. We forecast our capital expenditure needs primarily for the continued expansion of our Other Products and Services segment to be $23.2 million. Other forecasted expenditures are for routine replacement of equipment, as well as investments in assets that will add value to the customer or increase efficiency.

Tax and Repatriation Matters
We are subject to income tax laws in each of the countries in which we do business through wholly owned subsidiaries and through affiliates. We make a comprehensive review of the income tax requirements of each of our operations, file appropriate returns, and make appropriate income tax planning analyses directed toward the minimization of our income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations. We regularly review the status of the accumulated unremitted earnings of each of our foreign subsidiaries. We would provide deferred income taxes, net of creditable foreign taxes, if applicable, on any earnings that are determined to no longer be indefinitely invested. See Note 18. “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

Dissolution
Pursuant to the Plan, the Company will, promptly following the effectiveness of the Plan, commence proceedings for the dissolution and winding up the affairs of the Company. During such period, the Company’s corporate existence will continue, but its activities will be limited to those matters appropriate to the winding up and liquidation of its business and affairs.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") requires the use of estimates and assumptions that have an impact on the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Management considers an accounting estimate critical if it: (i) requires us to make judgments and estimates about matters that are inherently uncertain, (ii) it is important to an understanding of our financial condition or operating results, and (iii) has a material impact to the financial statements.

We base our estimates on currently available information, historical experience, and various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management has discussed the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of the Board of Directors.
Management believes the following accounting estimates are most critical to our business operations and to an understanding of our financial condition and results of operations and reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Going Concern
The accompanying consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition and the near-term maturities of substantial indebtedness, substantial doubt existed as of March 31, 2020 that the Company would be able to continue as a going concern. Based on the confirmation of the Plan by the Bankruptcy Court and the effectiveness of the Plan there is no longer substantial doubt about the Company’s ability to continue as a going concern. See Note 1. “Basis of Presentation and Summary of Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” for further information.

Income Taxes
Our annual effective income tax rate is based on our jurisdictional mix of pretax income, statutory tax rates, exchange rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex, subject to change, and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740. We record unrecognized tax benefits in multiple jurisdictions and evaluate the future potential outcomes of tax positions, based upon our interpretation of the country-specific tax law and the likelihood of future settlement. We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the impact from changes in or issuance of new tax law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience along with our short and long-range business forecasts. In addition, we make adjustments to historical data for objectively verifiable information when deemed appropriate. Due to declines in operating income, the impact of recent global market events, and the Company's capital structure, we have determined it is inappropriate to rely on future earnings to support the realization of deferred income tax assets. Accordingly, we do not believe the Company can support the realization of deferred income tax assets to the extent the value exceeds appropriately considered deferred income tax liabilities and carryback opportunities.

We believe it is more likely than not that, a majority of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although expiration is not assured for the deferred income tax assets, we believe it is more likely than not that, the deferred tax assets will fully expire within the applicable statutory expiration periods. However, deferred tax assets could become realizable in the near term if our overall capital structure is improved. The Company believes it is more likely than not the remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. See Note 18. “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

Goodwill
Goodwill is reviewed for impairment on an annual basis or when triggering events occur. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, and independent appraisals, as appropriate. It is reasonably possible that future changes in judgments, assumptions, and estimates utilized in assessing the fair value of the Leaf - Africa reporting unit could cause the Company to recognize impairment charges on a portion of the goodwill balance for the Leaf - Africa reporting unit. For example, a future decline in market conditions or under performance of the reporting unit could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of the Leaf - Africa reporting unit and lead to future impairment charges.

Based on the sustained decline in the implied value of our long-term debt based on public trading and share price, delays in refinancing our long-term debt, delays with monetizing a portion of the Figr business, as well as uncertainty in the estimate of future operating results due, in part, to the economic effects of COVID-19, we concluded that a triggering event occurred in the fourth quarter of fiscal year 2020. As a result, we performed a test of our goodwill for impairment for each reporting unit as of March 31, 2020. Based on this test, the Company recognized non-cash impairment losses of $33.8 million to write-off the carrying values of our goodwill for each reporting unit. See Note 10. “Goodwill and Other Intangible Assets, Net” to the “Notes to Consolidated Financial Statements” for further information.

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
•Discount rate: The discount rate is based on investment yields available at the measurement date on high-quality fixed income obligations, such as those included in the Moody’s Aa bond index.
•Salary increase assumption: The salary increase assumption reflects our expectations with respect to long-term salary increases of our workforce. Historical pay increases, expectations for the future, and anticipated inflation and promotion rates are considered in developing this assumption.
•Cash balance crediting rate: Interest is credited on cash balance accounts based on the yield on one-year Treasury Constant Maturities plus 1%. The assumed crediting rate thus considers the discount rate, current treasury rates, current inflation rates, and expectations for the future.
•Mortality rates: Mortality rates are based on gender-distinct group annuity mortality ("GAM") tables.
•Expected return on plan assets: The expected return reflects asset allocations, investment strategy, and our historical actual returns.
•Termination and retirement rates: Termination and retirement rates are based on standard tables reflecting past experience and anticipated future experience under the plan. No early retirement rates are used since benefits provided are actuarially equivalent and there are not early retirement subsidies in the plan.

•Inflation: The inflation assumption is based on an evaluation of external market indicators, including real gross domestic product growth and central bank inflation targets.
•Expected contributions: The expected amount and timing of contributions are based on an assessment of minimum requirements, cash availability, and other considerations (e.g., funded status, avoidance of regulatory premiums, and levies, and tax efficiency).
•Health care cost trends: The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends.

Assumptions are set at each year-end and are generally not changed during the year unless there is a major plan event such as a curtailment or settlement that would trigger a plan remeasurement.

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $560 thousand in the fiscal year ended March 31, 2021 as compared to March 31, 2020. The cash contribution to our employee benefit plans in fiscal 2020 was $5.9 million and is expected to be $6.3 million in fiscal 2021.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(14,470)	$86
1% decrease in discount rate	$16,874	$(97)

1% increase in salary increase assumption	$198	$52
1% decrease in salary increase assumption	$(184)	$(49)

1% increase in cash balance crediting rate	$872	$66
1% decrease in cash balance crediting rate	$(778)	$(70)

1% increase in rate of return on assets		$(931)
1% decrease in rate of return on assets		$931

Changes in assumptions for other postretirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. See Note 19. "Pension and Other Postretirement Benefits" to the “Notes to Consolidated Financial Statements” for further information.

Recent Accounting Pronouncements Not Yet Adopted
See Note 2. "New Accounting Standards" to the "Notes to Consolidated Financial Statements" for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivatives policies
Hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in accordance with management's policies and reduce the risks inherent in currency fluctuations. We do not utilize derivatives for speculative purposes or enter into market risk sensitive instruments for trading purposes. Derivatives are transaction specific such that a specific contract or invoice determines the amount, maturity, and other specifics of the hedge.

Foreign exchange rates
Our business is generally conducted in USD, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange (losses) gains of $(4.7) million, $4.0 million, and $(4.1) million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. We recognized exchange losses of $(1.2) million, $(1.6) million, and $(1.3) million related to tax balances in our tax expense for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. In addition, foreign currency fluctuations in the Euro, (U.K.) Sterling and Canadian dollar can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized (losses) gains of $(0.5) million, $(9.3) million, and $9.6 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 30.2% or $60.1 million of our total SG&A expenses for the year ended March 31, 2020. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $6.0 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. For the fiscal year ended March 31, 2020, a 1% change in variable interest rates would have increased or decreased our reported interest cost by approximately $5.5 million. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

The Financial Conduct Authority in the United Kingdom intends to phase out LIBOR by the end of 2021. Our seasonal foreign credit lines that contain interest rates benchmarked to LIBOR will include negotiated terms in consideration of this discontinuation for next season's financing. See Item 1A. "Risk Factors" for further information.

Item 8. Financial Statements and Supplementary Data

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Consolidated Statements of Operations

	Years Ended March 31,
(in thousands, except per share data)	2020	2019	2018
Sales and other operating revenues	$1,527,261	$1,801,593	$1,845,966
Cost of goods and services sold	1,302,582	1,550,779	1,599,775
Gross profit	224,679	250,814	246,191
Selling, general, and administrative expenses	199,016	172,831	148,287
Other income, net	2,133	14,217	14,382
Restructuring and asset impairment charges	5,646	4,946	382
Goodwill impairment	33,759	—	—
Operating (loss) income	(11,609)	87,254	111,904
Debt retirement benefit	—	(1,753)	(2,975)
Interest expense	136,656	135,553	134,279
Interest income	3,850	3,629	3,271
Loss before income taxes and other items	(144,415)	(42,917)	(16,129)
Income tax expense (benefit)	131,789	37,840	(58,764)
Income from unconsolidated affiliates, net	5,885	9,589	9,271
Net (loss) income	(270,319)	(71,168)	51,906
Net loss attributable to noncontrolling interests	(5,658)	(701)	(530)
Net (loss) income attributable to Pyxus International, Inc.	$(264,661)	$(70,467)	$52,436

(Loss) earnings per share:
Basic	$(28.93)	$(7.78)	$5.83
Diluted	$(28.93)	$(7.78)	$5.81

See "Notes to Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended March 31,
(in thousands)	2020	2019	2018
Net (loss) income	$(270,319)	$(71,168)	$51,906

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(583)	(9,048)	9,611
Pension and other postretirement benefit plans	(405)	(1,238)	3,613
Cash flow hedges	3,145	(2,614)	1,100
Total other comprehensive income (loss), net of tax	2,157	(12,900)	14,324
Total comprehensive (loss) income	(268,162)	(84,068)	66,230
Comprehensive loss attributable to noncontrolling interests	(5,711)	(452)	(991)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(262,451)	$(83,616)	$67,221

See "Notes to Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Consolidated Balance Sheets

(in thousands)	March 31, 2020	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$170,208	$192,043
Restricted cash	2,486	5,378
Trade receivables, net	226,742	290,097
Other receivables	12,997	20,900
Accounts receivable, related parties	5,030	5,633
Notes receivable, related parties	406	150
Inventories, net	730,019	668,171
Advances to suppliers, net	38,877	19,754
Recoverable income taxes	7,562	5,421
Prepaid expenses	23,383	15,934
Other current assets	14,658	15,027
Total current assets	1,232,368	1,238,508
Restricted cash	389	389
Long-term notes receivable, related parties	7,450	545
Investments in unconsolidated affiliates	67,967	69,459
Goodwill	—	34,336
Other intangible assets, net	65,948	71,781
Deferred income taxes, net	2	116,451
Long-term recoverable income taxes	3,038	3,067
Other deferred charges	—	2,175
Other noncurrent assets	48,434	46,168
Right-of-use assets	41,471	—
Property, plant, and equipment, net	295,996	276,396
Total assets	$1,763,063	$1,859,275
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$540,157	$428,961
Accounts payable	67,094	87,049
Accounts payable, related parties	11,820	19,054
Advances from customers	18,810	16,436
Accrued expenses and other current liabilities	89,928	91,282
Income taxes payable	5,049	3,728
Operating leases payable	11,160	—
Current portion of long-term debt	45,048	332
Total current liabilities	789,066	646,842
Long-term taxes payable	8,543	10,718
Long-term debt	904,316	898,386
Deferred income taxes	22,903	26,813
Liability for unrecognized tax benefits	12,311	11,189
Long-term leases	27,843	—
Pension, postretirement, and other long-term liabilities	74,389	73,308
Total liabilities	1,839,371	1,667,256
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 9,976 issued and outstanding (9,881 at March 31, 2019)	469,677	468,936
Retained deficit	(488,545)	(223,884)
Accumulated other comprehensive loss	(59,132)	(61,342)
Total stockholders’ (deficit) equity of Pyxus International, Inc.	(78,000)	183,710
Noncontrolling interests	1,692	8,309
Total stockholders' (deficit) equity	(76,308)	192,019
Total liabilities and stockholders' equity	$1,763,063	$1,859,275

See "Notes to Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss attributable to Pyxus International, Inc.	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019	469,736	(302,199)	(24,334)	(38,139)	(817)	7,388	111,635
Net loss attributable to Pyxus International, Inc.	—	(21,993)	—	—	—	(453)	(22,446)
Stock-based compensation	242	—	—	—	—	—	242
Purchase of noncontrolling interests in a subsidiary	(528)	—	33	—	—	(426)	(921)
Other comprehensive income, net of tax	—	—	1,789	1,111	576	48	3,524
Balance, December 31, 2019	469,450	(324,192)	(22,512)	(37,028)	(241)	6,557	92,034
Net loss attributable to Pyxus International, Inc.	—	(164,353)	—	—	—	(4,753)	(169,106)
Stock-based compensation	227	—	—	—	—	—	227
Other comprehensive (loss) income, net of tax	—	—	3	(126)	772	(112)	537
Balance, March 31, 2020	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Statements of Consolidated Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2018	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss attributable to Pyxus International, Inc.	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss attributable to Pyxus International, Inc.	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018	474,221	(211,741)	(18,075)	(31,241)	(716)	15,707	228,155
Net (loss) income attributable to Pyxus International, Inc.	—	(5,095)	—	—	—	93	(5,002)
Restricted stock surrender	(20)	—	—	—	—	—	(20)
Stock-based compensation	402	—	—	—	—	—	402
Dividends paid	—	—	—	—	—	(390)	(390)
Impact of adoption of ASU 2018-02	—	2,931	—	(2,931)	—	—	—
Other comprehensive loss, net of tax	—	—	(1,787)	(877)	(1,591)	(523)	(4,778)
Balance, December 31, 2018	474,603	(213,905)	(19,862)	(35,049)	(2,307)	14,887	218,367
Net (loss) income attributable to Pyxus International, Inc.	—	(9,979)	—	—	—	68	(9,911)
Stock-based compensation	389	—	—	—	—	—	389
Dividends paid	—	—	—	—	—	(330)	(330)
Purchase of noncontrolling interests in a subsidiary	(6,056)	—	(461)	—	—	(7,012)	(13,529)
Other comprehensive (loss) income, net of tax	—	—	(1,656)	(1,700)	(307)	696	(2,967)
Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Statements of Consolidated Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2017	$472,349	$(208,784)	$(22,293)	$(36,654)	$(1,100)	$3,192	$206,710
Net loss attributable to Pyxus International, Inc.	—	(32,543)	—	—	—	(90)	(32,633)
Stock-based compensation	291	—	—	—	—	—	291
Other comprehensive income (loss), net of tax	—	—	3,742	459	(562)	—	3,639
Balance, June 30, 2017	472,640	(241,327)	(18,551)	(36,195)	(1,662)	3,102	178,007
Net income (loss) attributable to Pyxus International, Inc.	—	1,024	—	—	—	(68)	956
Restricted stock surrender	(2)	—	—	—	—	—	(2)
Stock-based compensation	253	—	—	—	—	—	253
Other comprehensive income, net of tax	—	—	2,349	459	71	—	2,879
Balance, September 30, 2017*	472,892	(240,304)	(16,202)	(35,736)	(1,591)	3,033	182,092
Net income (loss) attributable to Pyxus International, Inc.	—	88,456	—	—	—	(130)	88,326
Restricted stock surrender	(6)	—	—	—	—	—	(6)
Stock-based compensation	270	—	—	—	—	—	270
Purchase of additional investment in subsidiary	—	—	—	—	—	264	264
Other comprehensive income, net of tax	—	—	726	458	592	—	1,776
Balance, December 31, 2017	473,156	(151,848)	(15,476)	(35,278)	(999)	3,167	272,722
Net loss attributable to Pyxus International, Inc.	—	(4,501)	—	—	—	(242)	(4,743)
Restricted stock surrender	(223)	—	—	—	—	—	(223)
Stock-based compensation	544	—	—	—	—	—	544
Purchase of additional investment in subsidiary	—	—	—	—	—	8,497	8,497
Other comprehensive income (loss), net of tax	—	—	2,794	2,698	999	(461)	6,030
Balance, March 31, 2018*	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828

*Amounts may not equal column totals due to rounding

See "Notes to Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended March 31,
(in thousands)	2020	2019	2018
Operating activities:
Net (loss) income	$(270,319)	$(71,168)	$51,906
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	35,828	35,747	33,598
Debt amortization/interest	12,875	11,843	12,586
Debt retirement benefit	—	(1,753)	(2,975)
Asset impairment charges	34,813	891	404
Remeasurement loss (gain) on foreign currency transactions	14,105	(2,383)	5,396
Gain on sale of property, plant, and equipment	(6,539)	(2,080)	(2,704)
Gain on insurance proceeds received for destroyed buildings and equipment	(18)	(6,038)	—
Bad debt expenses (recovery)	8,644	6,821	(152)
Loss (income) from unconsolidated affiliates, net of dividends	820	(3,936)	(6,345)
Stock-based compensation	1,231	1,544	1,189
Changes in operating assets and liabilities, net:
Trade and other receivables	(186,334)	(258,984)	(308,433)
Inventories and advances to tobacco suppliers	(82,639)	32,725	17,967
Deferred items	105,977	9,356	(78,944)
Recoverable income taxes	(2,955)	(884)	(557)
Payables and accrued expenses	(15,607)	7,435	(14,007)
Advances from customers	3,354	(5,703)	(6,834)
Current derivative asset	—	(3,495)	2,044
Prepaids	(16,945)	(1,916)	(9,994)
Income taxes	2,462	(2,302)	1,297
Other operating assets and liabilities	(4,849)	1,933	277
Other, net	7,474	4,066	(2,894)
Net cash used by operating activities	(358,622)	(248,281)	(307,175)

Investing activities:
Purchases of property, plant, and equipment	(61,063)	(47,539)	(22,783)
Intangibles, including internally developed software costs	(3,236)	(3,105)	(231)
Proceeds from sale of property, plant, and equipment	9,677	5,148	3,161
Collections on beneficial interests on securitized trade receivables	240,994	242,966	263,670
Loans to unconsolidated affiliates	(5,250)	—	—
Insurance proceeds received for destroyed buildings and equipment	18	6,465	—
Payments to acquire equity method investments	—	—	(10,000)
Payments to acquire controlling interests, net of cash acquired	—	(8,692)	(32,687)
Other, net	213	31	(46)
Net cash provided by investing activities	181,353	195,274	201,084

	Years Ended March 31,
(in thousands)	2020	2019	2018
Financing activities:
Net proceeds (repayments) of short-term borrowings	$122,524	$23,043	$(62,672)
Proceeds from revolving loan facilities	44,900	—	—
Proceeds from long-term borrowings	500	—	—
Repayment of long-term borrowings	(335)	(25,132)	(34,961)
Debt issuance costs	(6,313)	(5,285)	(5,374)
Additional investment in consolidated affiliates	(921)	(13,470)	—
Other, net	(480)	(788)	(71)
Net cash provided (used) by financing activities	159,875	(21,632)	(103,078)

Effect of exchange rate changes on cash	(7,333)	4,416	1,783

Decrease in cash, cash equivalents, and restricted cash	(24,727)	(70,223)	(207,386)
Cash and cash equivalents at beginning of year	192,043	264,660	473,110
Restricted cash at beginning of year	5,767	3,373	2,309
Cash, cash equivalents, and restricted cash at end of year	$173,083	$197,810	$268,033

Other information:
Cash paid for income taxes, net	$20,549	$26,634	$18,691
Cash paid for interest	121,179	125,055	118,441
Cash received from interest	(4,066)	(3,845)	(2,456)

Noncash investing activities:
Purchases of property, plant, and equipment included in accounts payable	2,087	7,095	697
Sales of property, plant, and equipment included in notes receivable	334	1,957	2,218
Beneficial interests obtained in exchange for transferring trade receivables in a securitization transaction	229,751	247,386	281,601

See "Notes to Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share data)
1. Basis of Presentation and Summary of Significant Accounting Policies

The Company is a global agricultural company with more than 145 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to annual reporting on Form 10-K.

Going Concern
In an effort to address the Company's maturing long-term debt, the Company contemplated a number of actions, including reviewing of strategic business alternatives, evaluating and developing plans for a partial monetization of its interests in certain subsidiaries in the Other Products and Services segment, and implementing a global operations efficiency program. After implementing certain of these actions, evaluating other financing alternatives, and the impact of the COVID-19 pandemic, the Company determined that it will not have liquidity to fund near-term operations. As a result, the Company and certain of its subsidiaries commenced the Chapter 11 Cases on June 15, 2020. See Note 28. "Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information, including the definitions of certain capitalized terms used in Note 1. The Company and such subsidiaries operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. The Company’s other subsidiaries were not part of the Chapter 11 Cases, and have continued to operate in the ordinary course of business.

The accompanying consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition and the near-term maturities of substantial indebtedness, substantial doubt existed as of March 31, 2020 that the Company would be able to continue as a going concern. Based on the confirmation of the Plan by the Bankruptcy Court and the effectiveness of the Plan, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

COVID-19
The Company has been closely monitoring the impact of the disease caused by the novel coronavirus ("COVID-19") on the Company and its workforce since January 2020. In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic and government actions implemented to contain the further spread of COVID-19 have severely restricted economic activity around the world. The Company’s businesses have been classified as an “essential” business under governmental shelter-in-place and similar orders in many of the jurisdictions in which we operate. As such, the Company is still able to produce and sell products. The Company’s production facilities are still operating but, in some instances, at lower production levels than planned due to the shelter in-place mandates. While the Company’s supply chains and distribution channels have experienced delays, the Company currently has adequate supply of products to meet forecasted demand for fiscal 2021.

The Company implemented various measures to reduce the spread of the virus including working from home, restricting visitors to production locations, splitting production workforce, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the Center for Disease Control and the World Health Organization.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated.

Equity Method Investments
The Company’s equity method investments and its cost method investments are non-marketable securities. When not required to consolidate its investment in another entity, the Company uses the equity method if it (i) can exercise significant influence over the other entity, and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases or decreases of the investee’s net assets after the date of acquisition. The Company continually monitors its equity method investments for factors indicating other-than-temporary impairment. The Company's proportionate share of the net income or loss of these entities is included in income from unconsolidated affiliates, net within the consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Distributions from equity method investees are accounted for based on the cumulative earnings approach to determine whether they represent a return of investment, or a return on investment.

Variable Interest Entities
The Company holds variable interests in multiple variable interest entities, which primarily procure or process inventory on behalf of the Company or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The Company is not the primary beneficiary of the majority of these entities as it does not have the power to direct the activities that most significantly impact the economic performance of the entities, due to the entities’ management and board of directors’ structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Humble Juice Co., LLC, a consolidated entity for which the related intercompany accounts and transactions have been eliminated. Creditors of the Company’s variable interest entities do not have recourse against the general credit of the Company.

The Company's investments in unconsolidated variable interest entities are classified as investments in unconsolidated affiliates in the consolidated balance sheets. The Company's receivables with variable interest entities are classified as long-term notes receivable, related parties and accounts receivable, related parties in the consolidated balance sheets. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, receivables, guarantees, and the deferred purchase price on the sale of securitized receivables.

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the Company's estimates and assumptions. Estimates are used in accounting for, among other things, revenue recognition, pension and postretirement health care benefits, inventory reserves, accounts receivable reserves, bank loan guarantees to suppliers and unconsolidated subsidiaries, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil, fair value determinations of financial assets and liabilities, including derivatives, securitized beneficial interests, and counterparty risk.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation in the restructuring and asset impairment charges in the consolidated statements of cash flows, and the components within inventory.

Subsequent to the issuance of the fiscal year ended March 31, 2019 financial statements, management identified a classification error of an additional investment in consolidated affiliates in the consolidated statements of cash flows. During the fiscal year ended March 31, 2020, the Company restated its consolidated statements of cash flows to correct the misclassification. The misclassification resulted in an understatement of net cash provided by investing activities and an understatement of net cash used by financing activities of $13,470 in the consolidated statement of cash flows related to additional investments in consolidated affiliates. This restatement did not affect the consolidated balance sheets, consolidated statements of operations, or consolidated statements of stockholder's equity for any period.

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

The types of products and services from which each reportable segment derived its revenues during the reported periods are as follows:

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

•Other Products and Services primarily consists of cannabis and e-liquid products. Cannabis was legalized for adult use in Canada on October 17, 2018. The cannabis products of the Company's Canadian subsidiaries are sold primarily to municipally-owned retailers in the provinces of Prince Edward Island, Ontario, New Brunswick, and Nova Scotia in the Canadian market. E-liquids products are sold through retailers and directly to consumers via e-commerce platforms and other distribution channels.

The Company evaluates the operating performance of its segments based upon information included in management reports. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses.

Revenue Recognition
The Company's revenue consists primarily of the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service to the customer occurs. For products, control is transferred and revenue is recognized at a point in time, in accordance with the shipping terms of the contract. For services, control is transferred and revenue is recognized over time using the input method based on a kilogram of packed tobacco. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the only material and distinct performance obligation for the Company’s tobacco revenue streams. Consideration is attributed to the performance of this obligation. The Company does not disclose information related to its unsatisfied performance obligations with an expected duration of one year or less.

Revenue is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services. Contract costs primarily include labor, material, shipping and handling, and overhead expenses.

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company records product and supply contract intangible assets for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and if such costs are material. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. Capitalized costs to obtain a contract are classified as other intangible assets, net in the consolidated balance sheets.

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

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables, net balance. The Company determines the allowance based on historical experience and other currently available information. The provision for doubtful accounts is recorded in selling, general, and administrative expenses in the statements of consolidated operations.

Significant Judgments
The Company has identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer-controlled tobacco until the customer requests shipment and claims resulting from tobacco that does not meet customer specifications. Warehousing fees are either included in the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend, or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. Since the Company has a large number of customer contracts with similar characteristics, the volume of tobacco sold each year is substantial, and the Company has historical data related to claims, the Company is able to estimate the amount of expected claims using the expected value method.

Taxes Collected from Customers
Certain subsidiaries are subject to value-added taxes on local sales. Value-added taxes on local sales are recorded in sales and other operating revenues and cost of goods and services sold in the consolidated statements of operations.

Shipping and Handling
The Company elected to account for shipping and handling as activities to fulfill its performance obligations, regardless of when control transfers. Shipping and handling fees that are billed to customers are recognized in sales and other operating revenues and the associated shipping and handling costs are recognized in cost of goods and services sold in the statements of consolidated operations.

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value.

Inventories, Net
Costs in inventory include processed tobacco inventory, unprocessed tobacco inventory, other tobacco related, and other inventory. Costs of unprocessed tobacco inventories are determined by the average cost method, which include the cost of green tobacco. Costs of processed tobacco inventories are determined by the average cost method, which include both the cost of unprocessed tobacco, as well as direct and indirect costs related to processing the product. Costs of other non-tobacco inventory are determined by the first-in, first-out method, which include costs of packing materials, non-tobacco agricultural products, and agricultural supplies including seed, fertilizer, herbicides, and pesticides.

Inventories are carried at the lower of cost or net realizable value (“LCM”). The Company evaluates its inventories for LCM adjustments by country and type of inventory. Processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. The Company compares the cost of its processed tobacco to net realizable value based on the estimated selling price of similar grades when evaluating those balances for LCM adjustments. The Company also considers whether its processed tobacco is committed to a customer, whereby the expected sales price is utilized in determining the net realizable value for committed tobacco. In addition, the Company writes-down inventory balances for estimates of obsolescence. LCM and obsolescence inventory write-downs are recorded in cost of goods and services sold within the consolidated statements of operations.

Advances to Suppliers, Net
The Company purchases seeds, fertilizer, pesticides, and other products related to growing tobacco and advances them to farmers to assist in crop production. These seasonal advances are short term, represent prepaid inventory, and are recorded as advances to suppliers. Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified from advances to unprocessed inventory.

The Company also has noncurrent advances, which generally represent the cost of advances to farmers for infrastructure, such as curing barns, recovered through the delivery of tobacco to the Company by the suppliers. Suppliers may not be able to settle the entire amount of advances due in a given year. In these situations, the Company may allow the suppliers to deliver tobacco over future crop years to recover its advances. Noncurrent advances to suppliers are recorded in other noncurrent assets in the consolidated balance sheets.

The Company accounts for its advances to suppliers using a cost accumulation model, which reports advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. Unrecovered advances are recorded in cost of goods and services sold in the consolidated statements of operations for abnormal yield adjustments or unrecovered advances from prior crops. Normal yield adjustments are capitalized into the cost of the current crop and are recorded in cost of goods and services sold as that crop is sold.

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets acquired and is allocated to the appropriate reporting unit when acquired. A reporting unit is an operating segment, or one level below an operating segment, referred to as a component. The components within the Company’s operating segments are aggregated into ten reporting units due to their similar economic characteristics. Goodwill is not subject to amortization and is tested for impairment annually, on the first day of the fourth quarter of the fiscal year, or whenever events and circumstances indicate that impairment may have occurred.

The Company utilized a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the Company’s quantitative assessments, the Company utilized the discounted cash flow (“DCF”) method of the income approach. The future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons and adjusted for specific reporting unit risks, country risk premiums, and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. An implied control premium was calculated based on the Company’s stock price as of the valuation date and compared to control premiums paid in recent industry transactions for reasonableness. The carrying amount of goodwill exceeded its fair value. As a result, the Company recorded an impairment charge.

The Company has intangible assets with definite useful lives. These intangible assets are assessed annually and tested for impairment whenever factors indicate that the carrying amount may not be recoverable. Production and supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from three to five years. The trade name, customer relationship, and license intangibles are amortized on a straight-line basis over eight, eight to twenty years, and five to twenty years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Internally developed software is amortized on a straight-line basis over three to five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. Amortization expense associated with finite-lived intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of operations, except for production and supply contracts which is recorded against the associated revenues.

Leases
The Company has operating leases for land, buildings, automobiles, and other equipment that expire at various dates through 2040. Leases for real estate generally have initial terms ranging from 2 to 15 years, excluding renewal options. Leases for equipment generally have initial terms ranging from 2 to 5 years excluding renewal options. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. Lease contracts may include fixed payments for non-lease components, such as maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components. The Company does not recognize short-term leases, those lease contracts with durations of twelve months or lease, in the consolidated balance sheets.

As applicable borrowing rates are not typically implied within the lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement.

Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a range of 20 to 30 years. Machinery and equipment are depreciated over a range of three to ten years. Repairs and maintenance costs are expensed as incurred. The cost of major improvements are capitalized. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the balance sheet accounts and the resulting gain or loss is included in other income, net in the consolidated statements of operations.

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

Capitalized Interest
Interest is capitalized on significant construction in progress using the weighted average interest rate during the capitalization period.

Guarantees
The Company's guarantees are primarily related to bank loans to suppliers for crop production financing. The Company guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America. Under longer-term arrangements, the Company may guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The fair value of the Company's guarantees are recorded in accrued expenses and other current liabilities in the consolidated balance sheets and included in crop costs, except for the joint venture in Brazil, which are included in accounts receivable, related parties.

In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. Upon delivery of tobacco, the Company remits payments to the local banks on behalf of the suppliers before paying the supplier. Amounts owed to suppliers are recorded in accounts payable in the consolidated balance sheets. Rural credit financing repayment is due to local banks based on contractual due dates.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. As these sources of income inherently rely on estimates, the Company uses historical experience and short and long-range business forecasts to provide insight.

The Company believes it is more likely than not that a majority of the deferred income tax assets may not be realized and has established a valuation allowance against those deferred income assets. Although expiration is not assured for the deferred income tax assets, we believe it is more likely than not that the deferred tax assets will fully expire within the applicable statutory expiration periods. However, deferred tax assets could become realizable in the near term if our overall capital structure is improved. The Company believes it is more likely than not the remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods.

Pension and Other Postretirement Benefits

Retirement Benefits
The Company sponsors multiple benefit plans. The Company has a defined benefit plan that provides retirement benefits for certain U.S. salaried personnel based on years of service rendered, age, and compensation. The Company also maintains various other excess benefit and supplemental plans that provide additional benefits to certain individuals in key positions and individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code. In addition, a Supplemental Retirement Account Plan ("SRAP") defined contribution plan is maintained. Additional non-U.S. plans sponsored by certain subsidiaries cover certain of the full-time employees located in Germany, Turkey, and the United Kingdom.

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

Plan Assets
The Company's policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations. Funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended by the Pension Protection Act of 2006.

The Company's investment objectives for plan assets are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs and portfolio volatility. The financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Portfolio performance is measured against investment objectives and objective benchmarks, including but not limited to: Citibank 90 Day Treasury Bill, Bloomberg Barclays Intermediate Govt/Credit, Bloomberg Barclays Aggregate, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2500 Growth, MSCI EAFE, HFR Absolute Return, and HFR Equity Hedge. The portfolio objective is to exceed the actuarial return on assets assumption. Management and the plan's consultant regularly review portfolio allocations and periodically rebalance the portfolio to the targeted allocations according to the guidelines set forth in the Company's investment policy. Equity securities do not include the Company's common stock. The Company's diversification and risk control processes serve to minimize the concentration and experience of risk. There are no significant concentrations of risk, in terms of sector, industry, geography, or individual company or companies.

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

The Company’s plan assets primarily consist of cash and cash equivalents, equity securities, fixed income securities, equity and fixed income funds, real estate investments, and diversified investments. Plan assets are measured at fair value annually on March 31, the measurement date. The following are descriptions, valuation methodologies, and inputs used to determine the fair value of each major category of plan assets:

•Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments that are valued using quoted market prices or other valuation methods, and classified within Level 1 or Level 2 of the fair value hierarchy.

•Equity securities are investments in common stock of domestic and international corporations in a variety of industry sectors, and are valued primarily using quoted market prices and generally classified within Level 1 in the fair value hierarchy.

•Fixed income securities include U.S. Treasuries and agencies, debt obligations of foreign governments, and debt obligations in corporations of domestic and foreign issuers. The fair value of fixed income securities is based on observable prices for identical or comparable assets, adjusted by benchmark curves, sector grouping, matrix pricing, broker/dealer quotes, and issuer spreads, and are generally classified within Level 1 or Level 2 in the fair value hierarchy.

•Investments in equity and fixed income mutual funds are publicly traded and valued primarily using quoted market prices and generally classified within Level 1 in the fair value hierarchy. Investments in commingled funds used in certain non-U.S. pension plans are not publicly traded, but the underlying assets held in these funds are traded in active markets and the prices for these assets are readily observable. Holdings in these commingled funds are generally classified as Level 2 investments.

•Real estate investments include those in private limited partnerships that invest in various domestic and international commercial and residential real estate projects and publicly traded REIT securities. The fair values of private real estate assets are typically determined by using income and/or cost approaches or comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions, and the status of the capital markets, and are generally classified within Level 3 in the fair value hierarchy. Publicly traded REIT securities are valued primarily using quoted market prices and are generally classified within Level 1 in the fair value hierarchy.

•Diversified investments include those in limited partnerships that invest in non-publicly traded companies and mutual funds with an absolute return strategy. Their investment strategies include leveraged buyouts, venture capital, distressed investments, and investments in natural resources. These investments are valued using inputs such as trading multiples of comparable public securities, merger and acquisition activity and pricing data from the most recent equity financing taking into consideration illiquidity, and are classified within Level 3 in the fair value hierarchy. Mutual fund investments with absolute return strategies are publicly traded and valued using quoted market prices and are generally classified within Level 1 in the fair value hierarchy.

Foreign Currency Translation and Remeasurement
The Company translates assets and liabilities of its foreign subsidiaries from their respective functional currencies to USD using exchange rates in effect at period end, except for non-monetary balance sheet accounts, which are translated at historical exchange rates. The Company's results of operations and its cash flows are translated using average exchange rates for each reporting period. Resulting currency translation adjustments are reflected as a separate component of accumulated other comprehensive loss in the consolidated balance sheets.

The financial statements of foreign subsidiaries, for which the USD is the functional currency and which have certain transactions denominated in a local currency, are remeasured into USD. The remeasurement of local currencies into USD results in remeasurement adjustments that are included in net income. Exchange gains (losses) from remeasurement are recorded in cost of goods and services sold and other income, net within the consolidated statements of operations.

Securitized Receivables
The Company sold trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities. Under the facilities, the receivables sold for cash are removed from the consolidated balance sheets. Under the first and second facilities, a portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors.

The net cash proceeds received by the Company in cash at the time of sale (cash purchase price) are included as cash used by operating activities in the statements of consolidated cash flows. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in trade and other receivables, net in the consolidated balance sheets and are valued using unobservable inputs (i.e., Level three inputs), primarily discounted cash flow. On April 1, 2018, the Company adopted ASU No. 2016-15 and in accordance with this guidance, the net cash proceeds received by the Company as deferred purchase price are included in net cash provided by investing activities in the statements of consolidated cash flows. Additionally, cash obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a noncash disclosure to the statements of consolidated cash flows.

The difference between the carrying amount of the receivables sold under these facilities and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in other income, net in the statements of consolidated operations. Program costs are recorded in other income, net in the statements of consolidated operations.

Stock-Based Compensation
The Company’s shareholders approved the 2016 Incentive Plan (the “2016 Plan”) at its Annual Meeting of Shareholders on August 12, 2016. The 2016 Plan is the successor to the 2007 Incentive Plan (the “2007 Plan”), which was amended on August 11, 2011 and August 6, 2009. The 2016 Plan is an omnibus plan that provides the Company the flexibility to grant a variety of stock-based awards including stock options, restricted stock, restricted stock units, performance-based restricted stock units, and cash-settled awards to its officers, directors, and employees. For stock-based awards without performance conditions, the Company recognizes stock-based compensation cost on a straight-line basis over the vesting period of the award. For stock-based awards with performance conditions, the Company recognizes stock-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company estimates forfeitures of stock-based awards using historical experience. Stock-based compensation expense is included in selling, general, and administrative expenses in the statements of consolidated operations.

Restricted Stock Awards
Restricted stock is a form of common stock that is fully vested on the grant date, is nontransferable, and is not forfeitable, unless certain conditions are satisfied. The fair value of restricted shares is determined using the quoted market value of the Company’s stock on the grant date and is recognized as compensation cost on the grant date.

Restricted Stock Units
Restricted stock units differ from restricted stock in that zero shares are issued until restrictions lapse. Certain restricted stock units vest ratably over a three-year period and others vest 50% in the first year and 25% in each of the second and third years. The fair value of the restricted stock units is determined using the quoted market value of the Company’s stock on grant date and is recognized as compensation cost over the vesting period.

Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company does not hold derivatives contracts for speculative or trading purposes.

Derivative financial instruments are recorded in other current assets and other current liabilities in the consolidated balance sheets and are measured at fair value. Changes in fair value are recognized in earnings, unless the derivative is designated and qualifies to be in a hedge accounting relationship. For derivatives designated in a hedge accounting relationship, the Company evaluates hedge effectiveness at inception and on an ongoing basis. If a hedge relationship is no longer expected to be effective, the derivative in that relationship is de-designated and hedge accounting is discontinued.

Changes in fair value of foreign currency derivatives designated in cash flow hedging relationships are recorded in accumulated other comprehensive loss in the consolidated balance sheets and reclassified to earnings when the hedged item affects earnings. Cash flows from derivatives are classified in the consolidated statements of cash flows in the same category as the cash flows from the underlying hedged items.

The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases, and retains a dual model approach for assessing lease classification and recognizing expense. This guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients, and interim transition disclosure requirements. The Company adopted this guidance during the first quarter beginning April 1, 2019 under the modified retrospective approach, which does not require adjustments to comparative periods or require modified disclosures for those comparative periods. The guidance provides a number of optional practical expedients in transition. The Company elected the package of transition practical expedients. The Company implemented changes to its accounting policies, systems, and controls to align with the new guidance. There is a material impact in the consolidated balance sheets from applying this guidance, which resulted in the recognition of new right-of-use assets of $43,900 and lease liabilities of $42,064 as of April 1, 2019 associated with the Company’s operating leases. The impact on the results of operations, cash flows, and existing debt covenants is not material. The adoption of this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from lease arrangements.

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

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 and its related amendments are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Based on the Company's scoping assessment, ASU 2016-13 primarily impacts trade receivables. This guidance was early adopted by the Company as of April 1, 2020 using the modified retrospective approach. The adoption of this new accounting standard did not have a material impact on the Company's financial condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 updates disclosure requirements for defined benefit plans. This guidance will be adopted by the Company as of April 1, 2020 using a retrospective approach. The Company does not expect the new accounting standard to have a material impact on the Company's financial condition, results of operations, or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes during interim periods when there are changes in tax laws or when year-to-date losses exceed anticipated losses, and the recognition of deferred tax liabilities for outside basis differences in foreign investments. This guidance also simplifies aspects of the accounting for franchise taxes that are partially based on income, separate financial statements of legal entities not subject to tax, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for the Company on April 1, 2021, with early adoption permitted. The Company is currently evaluating the impact that this new accounting standard will have on its consolidated financial statements and related disclosures.

3. Revenue Recognition

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. Other products and services revenue is primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue. The following disaggregates sales and other operating revenues by major source:

	Three Months Ended March 31,		Years Ended March 31,
	2020	2019	2020	2019
Leaf - North America:
Product revenue	$77,997	$97,055	$192,545	$249,980
Processing and other revenues	7,289	6,899	32,162	35,738
Total sales and other operating revenues	85,286	103,954	224,707	285,718

Leaf - Other Regions:
Product revenue	410,519	478,877	1,236,041	1,456,280
Processing and other revenues	4,259	2,707	46,575	43,559
Total sales and other operating revenues	414,778	481,584	1,282,616	1,499,839

Other Products and Services:
Total sales and other operating revenues	4,286	5,703	19,938	16,036

Total sales and other operating revenues	$504,350	$591,241	$1,527,261	$1,801,593

Significant Judgments
The following summarizes activity in the claims allowance:

	Three Months Ended March 31,		Years Ended March 31,
	2020	2019	2020	2019
Balance, beginning of period	$1,270	$1,410	$1,460	$1,100
Additions	177	595	2,018	2,853
Payments	(317)	(545)	(2,348)	(2,493)
Balance, end of period	$1,130	$1,460	$1,130	$1,460

Contract Balances
The following summarizes activity in the allowance for doubtful accounts:

	Three Months Ended March 31,		Years Ended March 31,
	2020	2019	2020	2019
Balance, beginning of period	(7,247)	(9,113)	$(13,381)	$(7,048)
Additions	(8,646)	(4,513)	(8,644)	(6,657)
Write-offs	—	245	6,132	324
Balance, end of period	(15,893)	(13,381)	(15,893)	(13,381)
Trade receivables	242,635	303,478	242,635	303,478
Trade receivables, net	$226,742	$290,097	$226,742	$290,097

Assets Recognized from the Costs to Obtain a Contract with a Customer
Capitalized costs to obtain a contract as of March 31, 2020 and 2019 were $3,676 and $4,225, respectively. See Note 10. "Goodwill and Other Intangible Assets, Net” for further information.

Other Income, Net
The following summarizes the significant components of other income, net:

	Years Ended March 31,
	2020	2019	2018
Other sales of assets and expenses	$(10,053)	$2,497	$3,379
Sales of Brazilian intrastate trade tax credits	9,039	10,418	11,835
Receipt of funds held in escrow	—	—	3,235
Gain on sales of fixed assets	6,539	2,080	3,612
Losses on sale of receivables	(4,803)	(6,816)	(7,679)
Gain from insurance claims	1,411	6,038	—
Total	$2,133	$14,217	$14,382

See Note 23. "Contingencies and Other Information" and Note 25. "Securitized Receivables" for further information.

Taxes Collected from Customers
Value-added taxes were $25,187, $23,188, and $26,033 for the years ended March 31, 2020, 2019, and 2018, respectively.

4. Acquisitions

Figr East
On January 25, 2018, a Canadian subsidiary of the Company, acquired 75.0% of the equity in Figr East. Figr East is fully licensed to produce and sell medicinal cannabis in the Canadian Province of Prince Edward Island. Figr East sells its products directly to patients and through distributors. The Company acquired its interest in Figr East in exchange for consideration consisting of approximately $32,468 cash, subject to certain post-closing adjustments. The consolidation of Figr East has been treated as a purchase business combination and as such, the fair value of the assets and liabilities have been recorded at their fair value. The fair value of the non-controlling interest was $8,117.

For the year ended March 31, 2018, the Company incurred $499 of acquisition-related expenses, primarily consisting of consulting fees, which were accounted for separately from the business combination and expensed as incurred within selling, general, and administrative expenses in the consolidated statements of operations.

Following the acquisition, the Company recorded certain post-closing purchase price adjustments that had no impact on the purchase price. The acquisition allowed the Company to expand its product portfolio into the medical cannabis industry in Canada. The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 25, 2018:

Cash and cash equivalents	$436
Other receivables	442
Inventories	2,221
Other current assets	64
Property, plant and equipment	5,378
Goodwill	11,597
Other intangible assets	30,520
Total assets acquired	50,658
Accounts payable	725
Deferred income tax liabilities	9,348
Total liabilities	10,073
Fair value of equity interest	$40,585

The amounts of revenue, operating loss, and net loss of Figr East in the consolidated statements of operations from and including January 25, 2018 to March 31, 2018 were $235, $(412), and $(288), respectively. As a result, the impact to basic and diluted earnings per share was $(0.03) and $(0.03), respectively.

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

On March 22, 2019, the Canadian subsidiary of the Company acquired an additional 18.0% interest in Figr East for $13,470 in cash. On October 15, 2019, the Canadian subsidiary of the Company acquired an additional 1.2% interest in Figr East for $911 in cash. As result of these equity positions acquired, the subsidiary's ownership level in Figr East increased to 94.3%. Transaction costs associated with the acquisition of additional interest are expensed as incurred within selling, general, and administrative expenses in the consolidated statements of operations. Below are the effects of changes in the Company’s ownership interest in Figr East on the Company’s equity:

	Years Ended March 31,
	2020	2019	2018
Net (loss) income attributable to Pyxus International, Inc. shareholders	$(264,661)	$(70,467)	$52,436
Decrease in Pyxus International, Inc. equity for purchase of 22.3522 shares in 2019 and 1.4972 shares in 2020 of Figr East:
Paid in capital	(528)	(6,056)	—
Accumulated other comprehensive income (loss)	33	(461)	—
Change from net (loss) income attributable to Pyxus International, Inc. shareholders and transfer from noncontrolling interest	$(265,156)	$(76,984)	$52,436

Humble Juice
On April 2, 2018, the Company acquired 51.0% of the equity in Humble Juice. Humble Juice sells e-liquid products and related merchandise. The Company acquired its interest in Humble Juice in exchange for consideration consisting of approximately $9,000 cash and $446 contingent consideration, subject to certain post-closing adjustments. The consolidation of Humble Juice has been treated as a business combination. The assets and liabilities were recorded at their fair value. The fair value of the non-controlling interest was $5,086.

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

5. Cash, Cash Equivalents, and Restricted Cash

The following summarizes the composition of restricted cash:

	March 31,
	2020	2019
Compensating balance for short-term borrowings	$893	$1,225
Escrow	1,450	2,894
Other	532	1,648
Total	$2,875	$5,767

As of March 31, 2020 and 2019, the Company held $0 and $1,082, respectively, in the Zimbabwe Real Time Gross Settlement (“RTGS”) Dollar. RTGS is a local currency equivalent that, as of March 31, 2020, was exchanged at a government specified rate of 25:1 with the USD.

The Company's Canadian cannabis businesses held $1,297 and $779 of cash, included in cash and cash equivalents, as of March 31, 2020 and 2019, respectively.

6. Inventories, Net

The following summarizes the composition of inventories, net:

	March 31,
	2020	2019
Processed tobacco	$485,764	$455,163
Unprocessed tobacco	178,782	183,607
Other tobacco related	24,071	26,385
Other(1)	41,402	3,016
Total	$730,019	$668,171
(1) Represents inventory from the other products and services segment.

The following summarizes inventory write-downs:

	March 31,
	2020	2019
LCM	$6,051	$3,888
Obsolescence	1,707	—
Total	$7,758	$3,888

7. Advances to Suppliers, Net

The mark-up and interest on advances to suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $15,468 and $11,341 as of March 31, 2020 and 2019, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $6,916 and $4,895 as of March 31, 2020 and 2019, respectively.

The following summarizes the classification of advances to suppliers:

	March 31,
	2020	2019
Current	$38,877	$19,754
Noncurrent	1,076	1,740
Total	$39,953	$21,494

There were $171 and $1,339 of expenses for unrecovered advances from abnormal yield adjustments or unrecovered amounts from prior crops for the years ended March 31, 2020 and 2019, respectively.

8. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	March 31,
	2020	2019
Land	$33,229	$32,251
Buildings	253,306	228,580
Machinery and equipment	188,140	177,750
Total	474,675	438,581
Less: accumulated depreciation	(178,679)	(162,185)
Total property, plant, and equipment, net	$295,996	$276,396

The following summarizes depreciation expense recorded in cost of goods and services sold and selling, general, and administrative expenses:

	Years Ended March 31,
	2020	2019	2018
Depreciation expense recorded in cost of goods and services sold	$26,035	$26,532	$26,967
Depreciation expense recorded in selling, general, and administrative expenses	3,351	3,157	2,382

Capitalized Interest
The following summarizes capitalized interest:

	March 31,
	2020	2019
Capitalized interest, net at beginning of year	2,929	—
Interest capitalized to property, plant, and equipment, net	2,960	2,003
Interest capitalized to investments in unconsolidated affiliates	—	953
Capitalized interest depreciated or amortized	(123)	(27)
Capitalized interest, net at end of year	5,766	2,929

9. Leases

The Company does not have material finance leases.

The following summarizes weighted-average information associated with the measurement of remaining operating lease as of March 31, 2020:

Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	9.7%

The following summarizes lease costs for operating leases:

Year Ended
March 31, 2020
Operating lease costs	$16,792
Variable and short-term lease costs	6,710
Total lease costs	$23,502

Leases costs for operating leases was $20,846 and $21,829 for the years ended March 31, 2019 and 2018, respectively.

The following summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

Year Ended
March 31, 2020
Operating cash flows impact - operating leases	$15,625
Right-of-use assets obtained in exchange for new operating leases	10,377

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the consolidated balance sheets as of March 31, 2020:

2021	$14,343
2022	10,480
2023	7,403
2024	5,428
2025	3,229
Thereafter	8,244
Total future minimum lease payments	49,127
Less: amounts related to imputed interest	10,124
Present value of future minimum lease payments	39,003
Less: operating lease liabilities, current	11,160
Operating lease liabilities, non-current	$27,843

During the year ended March 31, 2020, a wholly owned subsidiary of the Company completed a sale-leaseback transaction for a facility in Europe. Net proceeds from the sale were $7,084. Under the lease agreement, the Company may continue to occupy the space rent free until March 31, 2021. The transaction resulted in a gain of $6,400, which is included in other income, net in the consolidated statements of operations.

The following presents the future minimum rental commitments under noncancelable operating leases as of March 31, 2019:

2020	$15,651
2021	10,554
2022	8,483
2023	6,735
2024	5,356
Thereafter	7,324
Total	$54,103

10. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

		Amortizable Intangibles
	Goodwill	Customer Relationships	Production and Supply Contracts	Internally Developed Software	Licenses (3)	Trade Names	Total
Weighted average remaining useful life in years as of March 31, 2020		8.66	3.00	3.96	16.95	6.00
March 31, 2018 balance:
Gross carrying amount	$27,546	$58,530	$14,893	$18,812	$30,339	$—	$150,120
Accumulated amortization	—	(25,005)	(8,774)	(17,828)	(243)	—	(51,850)
Net March 31, 2018 balance	27,546	33,525	6,119	984	30,096	—	98,270
Additions (1) (2)	7,174	5,450	—	1,105	2,991	500	17,220
Amortization expense	—	(4,022)	(1,894)	(563)	(1,401)	(63)	(7,943)
Impact of foreign currency translation	(384)	—	—	—	(1,046)	—	(1,430)
Net March 31, 2019 balance	34,336	34,953	4,225	1,526	30,640	437	106,117
Additions	—	—	—	2,468	195	—	2,663
Amortization expense	—	(4,022)	(549)	(691)	(1,666)	(63)	(6,991)
Impairment	(33,759)	—	—	—	—	—	(33,759)
Impact of foreign currency translation	(577)	—	—	—	(1,505)	—	(2,082)
Net March 31, 2020 balance	$—	$30,931	$3,676	$3,303	$27,664	$374	$65,948
(1) Additions to goodwill, customer relationships, and trade names relate to the acquisition of Humble Juice. Additions to licenses relates to Figr East, Figr Norfolk, and Alliance One Specialty Products, LLC.
(2) Goodwill activity relates to the Other Products and Services segment.
(3) Certain of the Company's license intangibles are subject to annual renewal.

Goodwill
As of January 1, 2020, the date of the Company’s annual goodwill impairment testing for fiscal 2020, the Company allocated $2,795, $13,669, $10,933, and $7,174 of goodwill to the Leaf - North America, Leaf - Africa, Other Products and Services - Cannabis, and Other Products and Services - E-liquids reporting units, respectively. As of January 1, 2020, the estimated fair value of the Other Products and Services - E-liquids reporting unit significantly exceeded its carrying value and the estimated fair value of the Leaf - North America, Leaf - Africa, and Other Products and Services - Cannabis reporting units exceeded the carrying value by 8.9%, 3.1%, and 5.9%, respectively.

Based on the sustained decline in the implied value of the Company's long-term debt based on public trading and share price, delays in refinancing the Company's long-term debt, delays with monetizing a portion of the Figr business, as well as uncertainty in the estimate of future operating results due, in part, to the economic effects of the COVID-19 pandemic, the Company concluded that a triggering event occurred in the fourth quarter of fiscal year 2020. As a result, the Company performed a test of its goodwill for impairment (the "Year-End Test") for its reporting units as of March 31, 2020. Based on the Year-End Test, the Company recognized non-cash impairment losses to write-off the carrying values of its goodwill.

The following summarizes impairment charges to goodwill:

Year Ended
March 31, 2020
Leaf - North America	$2,795
Leaf - Other Regions	13,669
Other Products and Services - Cannabis	10,121
Other Products and Services - E-liquids	7,174
Total	$33,759

Other Intangible Assets, Net
The carrying value of other intangible assets as of March 31, 2020 represents customer relationships, production and supply contracts, internally developed software, licenses, and trade names. Amortization expense associated with finite-lived intangible assets was $6,991, $7,943, and $5,982 for the years ended March 31, 2020, 2019, and 2018, respectively.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software(1)	Licenses	Trade Names	Total
2021	$4,022	$870	$918	$1,747	$63	$7,620
2022	4,022	1,397	846	1,745	63	8,073
2023	4,022	1,397	764	1,742	63	7,988
2024	4,022	12	520	1,742	63	6,359
2025	4,022	—	255	1,689	63	6,029
Later	10,821	—	—	18,999	59	29,879
	$30,931	$3,676	$3,303	$27,664	$374	$65,948
(1) Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2020. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

11. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2020:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	5,515
Criticality LLC	U.S.	extraction of cannabidiol from industrial hemp	40%	865
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	1,840
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

The following summarizes financial information for these equity method investments:

	Years Ended March 31,
Operations statement:	2020	2019	2018
Sales	$293,163	$332,245	$317,183
Gross profit	50,209	52,309	53,161
Net income	16,667	22,855	23,954
Company's dividends received	7,348	7,300	2,826

	March 31,
Balance sheet:	2020	2019
Current assets	$145,207	$152,661
Property, plant, and equipment and other assets	56,481	53,103
Current liabilities	82,377	89,791
Long-term obligations and other liabilities	6,296	3,222

Of the amounts presented above, the following summarizes the financial information of the Company's significant equity investee, China Brasil Tobacos Exportadora SA ("CBT"):

	Years Ended March 31,
Operations statement:	2020	2019	2018
Sales	$170,092	$191,966	$200,609
Gross profit	27,297	32,075	32,989
Net income	13,446	16,502	16,575
Net income attributable to CBT	6,589	8,086	8,122

12. Debt Arrangements

Excluding all long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit arrangements with a number of banks. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. At March 31, 2020 and 2019, the Company may borrow up to a total $745,516 and $795,934, subject to limitations as provided for in agreement governing the ABL facility (as defined below), respectively. The weighted average variable interest rate for the years ending March 31, 2020 and 2019 was 6.9% and 6.6%, respectively. Certain of the foreign seasonal lines of credit of approximately $187,787 and $147,120 have inventories of $124,541 and $63,989 as collateral at March 31, 2020 and 2019, respectively. At March 31, 2020 and 2019, respectively, $893 and $1,225 were held on deposit as a compensating balance.

The terms of the First Lien Notes, the Second Lien Notes, and the ABL Facility (each, as defined below), are summarized below. See Note 28. "Subsequent Events” for a discussion of the effect of the commencement and proceedings in the Chapter 11 Cases on the First Lien Notes, the Second Lien Notes, and the ABL Facility.

First Lien Notes
On October 14, 2016, the Company issued $275,000 in aggregate principal amount of 8.5% senior secured first lien notes due 2021 (the “First Lien Notes”), at an issue price of 99.085% of the face amount thereof. The First Lien Notes, which bear interest at a rate of 8.5% per year, are payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning April 15, 2017, to holders of record at the close of business on the preceding April 1 and October 1, respectively. The First Lien Notes are scheduled to mature on April 15, 2021. The First Lien Notes are guaranteed on a senior secured basis by Pyxus’ subsidiaries, Alliance One Specialty Products, LLC, Alliance One International, LLC, and Alliance One North America, LLC (the “Current Guarantors”), and any future material domestic subsidiaries are required to guarantee the First Lien Notes on a senior secured basis. The Current Guarantors and any future guarantors of the First Lien Notes are referred to as the “guarantors.”

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

ABL Facility
On October 14, 2016, the Company entered into an ABL credit agreement (the “ABL Credit Agreement”) with certain bank lenders establishing a senior secured revolving asset-based lending facility (the “ABL Facility”) of $60,000 subject to a borrowing base composed of its eligible accounts receivable and inventory. The ABL Facility may be used for revolving credit loans, swingline loans and letters of credit from time to time up to an initial maximum principal amount of $60,000, subject to the limitations described below in this paragraph. Under certain conditions, Pyxus may solicit the ABL Facility lenders or other prospective lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15,000 (less the aggregate principal amount of any notes exceeding $275,000 issued under the First Lien Notes Indenture). The maximum amount available under the revolving credit facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•85% of eligible accounts receivable, plus
•the lesser of (i) 85% of the appraised net-orderly-liquidation value of eligible inventory or (ii) 65% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits).

The borrowing base is subject to a $25,000 deduction and customary reserves, which are to be established by the agent for the ABL Facility lenders in its permitted discretion from time to time. At March 31, 2020, $44,900 in borrowings were outstanding under the ABL Facility and $15,100 was available for borrowing. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2020, the Company’s unrestricted cash and cash equivalents was $170,208.

In addition, loans under the ABL Facility shall not be made if after incurrence of such loans there will be more than $180,000 of unrestricted cash and cash equivalents in the aggregate in the consolidated balance sheet of the Company and its subsidiaries. The ABL Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the ABL Facility bear interest at an annual rate equal to LIBOR plus 250 basis points or 150 basis points above base rate, as applicable, with a fee on unused borrowings initially at an annual rate of 50 basis points until March 31, 2017 and thereafter at annual rates of either 37.5 or 50 basis points based on average quarterly historical utilization under the ABL Facility. The ABL Facility is scheduled to mature on January 14, 2021.

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

The ABL Credit Agreement governing the ABL Facility contains a covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.00 to 1.00 during any period commencing when Excess Availability is less than the greater of (x) $10,000 and (y) 20% of the lesser of (A) the commitments under the ABL Facility at such time and (B) the borrowing base at such time (such greater amount being the “Financial Covenant Threshold”) until such time as Excess Availability has been equal to or greater than the Financial Covenant Threshold for a period of 30 consecutive days.

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

The ABL credit agreement restricts the Company from paying any dividends during the term of this facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the Company's First Lien Notes and its senior secured second lien notes due 2021 contain similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2020, the Company did not satisfy this fixed charge coverage ratio.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735,000 in aggregate principal amount of its 9.875% senior secured second lien notes due 2021 (the "Second Lien Notes"). The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720,300. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes are scheduled to mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Pyxus International, Inc., Alliance One International, LLC, and Alliance One North America, LLC. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.

The Second Lien Notes are guaranteed by Alliance One International, LLC and Alliance One North America, LLC. The indenture governing the Second Lien Notes requires the Company's future material domestic subsidiaries to also guarantee the Second Lien Notes. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects. During the year ended March 31, 2020, the Company did not purchase Second Lien Notes on the open market. During the year ended March 31, 2019, the Company purchased $27,260 of the Second Lien Notes on the open market. All purchased securities were canceled leaving $635,686 of the Second Lien Notes outstanding at March 31, 2019. Associated costs paid were $68 and related discounts were $(2,293) resulting in net cash repayment of $25,987 and recorded in repayment of long-term borrowings in the consolidated statements of cash flows. Deferred financing costs and amortization of original issue discount of $472 were accelerated.

Covenants Limiting Dividends
The ABL Credit Agreement restricts the Company from paying any dividends during the term of the ABL Facility subject to the satisfaction of specified financial ratios. In addition, the indentures governing the First Lien Notes and the Second Lien Notes contain similar restrictions and also prohibit the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2020, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio and failure to meet this fixed charge coverage ratio does not constitute an event of default.

Foreign Seasonal Lines of Credit
As of March 31, 2020, the Company did not have any long-term foreign seasonal lines of credit outstanding.

Summary of Debt
The following table summarizes the Company’s debt financing:

			March 31, 2020
	Outstanding		Lines and
	March 31, 2019	March 31, 2020	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2021	2022	2023	2024	2025	Later
Senior secured credit facility:
ABL Facility (1)	—	44,900	15,100	4.3%	(2)	44,900	$—	$—	$—	$—	$—
Senior notes:
8.5% senior secured first lien notes due 2021 (3)	270,883	272,871	—	8.5%		—	272,871	—	—	—	—
9.875% senior secured second lien notes due 2021 (4)	627,147	630,737	—	9.9%		—	630,737	—	—	—	—
Other long-term debt	688	856	66	5.2%	(2)	148	148	148	148	79	185
Notes payable to banks (5)	428,961	540,157	192,561	6.9%	(2)	—	—	—	—	—	—
Total debt	$1,327,679	$1,489,521	$207,727			$45,048	903,756	$148	$148	$79	$185
Short-term (5)	$428,961	$540,157
Long-term:
Long-term debt current	$332	$45,048
Long-term debt	898,386	904,316
	$898,718	$949,364
Letters of credit	$5,399	$7,027	5,772
Total credit available			$213,499

(1) As of March 31, 2020, $15,100 was available under the ABL facility. Borrowing is permitted under the ABL Credit Facility only to the extent that, after consideration of the application of the proceeds of the borrowing, the Company’s unrestricted cash and cash equivalents would not exceed $180,000. At March 31, 2020, the Company’s unrestricted cash and cash equivalents did not exceed $180,000.
(2) Weighted average rate for the twelve months ended March 31, 2020.
(3) Repayment of $272,871 is net of original issue discount of $673 and unamortized debt issuance of $1,456. Total repayment will be $275,000.
(4) Repayment of $630,737 is net of original issue discount of $2,823 and unamortized debt issuance of $2,126. Total repayment will be $635,686.
(5) Primarily foreign seasonal lines of credit.

13. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Years Ended March 31,
(in thousands, except per share data)	2020	2019	2018
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(264,661)	$(70,467)	$52,436
Shares:
Weighted Average Number of Shares Outstanding	9,148	9,054	8,989
Basic (loss) earnings per share	$(28.93)	$(7.78)	$5.83

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(264,661)	$(70,467)	$52,436
Shares:
Weighted average number of shares outstanding(1)	9,148	9,054	8,989
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	—	33
Adjusted weighted average number of shares outstanding	9,148	9,054	9,022
Diluted (loss) earnings per share	$(28.93)	$(7.78)	$5.81
(1) 785 shares of common stock were owned by a wholly owned subsidiary as of March 31, 2020, 2019, and 2018.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 23 and 63 for the years ended March 31, 2020 and 2019, respectively.

Certain potentially dilutive options were not included in the computation of (loss) earnings per diluted share because their effect would be antidilutive. Potential common shares are also considered antidilutive in the event of a net loss. The number of potential shares outstanding that were considered antidilutive and that were excluded from the computation of diluted (loss) earnings per share, weighted for the portion of the period they were outstanding were as follows:

	Years Ended March 31,
	2020	2019	2018
Antidilutive stock options and other awards	427	427	427
Antidilutive stock options and other awards under stock-based compensation programs excluded based on reporting a net loss for the period	25	—	—
Total common stock equivalents excluded from diluted loss per share	452	427	427
Weighted average exercise price	$56.64	$60.00	$60.00

14. Other Comprehensive (Loss) Income

The following summarizes changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Loss
Balances at March 31, 2017	$(22,293)	$(36,654)	$(1,100)	$(60,047)
Other comprehensive income (loss) before reclassifications	9,611	(2,121)	1,100	8,590
Amounts reclassified to net income, net of tax	—	6,195	—	6,195
Other comprehensive income, net of tax	9,611	4,074	1,100	14,785
Balances at March 31, 2018	(12,682)	(32,580)	—	(45,262)
Other comprehensive (loss) income before reclassifications	(9,297)	4,145	(4,513)	(9,665)
Impact of adoption of ASU 2018-02	—	(2,931)	—	(2,931)
Amounts reclassified to net loss, net of tax	—	(5,383)	1,899	(3,484)
Other comprehensive loss, net of tax	(9,297)	(4,169)	(2,614)	(16,080)
Balances at March 31, 2019	(21,979)	(36,749)	(2,614)	(61,342)
Other comprehensive (loss) income before reclassifications	(530)	(2,825)	(186)	(3,541)
Amounts reclassified to net loss, net of tax	—	2,420	3,331	5,751
Other comprehensive (loss) income, net of tax	(530)	(405)	3,145	2,210
Balances at March 31, 2020	$(22,509)	$(37,154)	$531	$(59,132)

The following summarizes amounts by component, reclassified from accumulated other comprehensive loss to net (loss) income:

	Years Ended March 31,			Affected Line Item in the Consolidated
	2020	2019	2018	Statements of Operations
Pension and postretirement plans(1):
Actuarial loss	$3,111	$3,238	$2,513	Interest expense
Amortization of prior service cost (credit)	(666)	(666)	(667)	Interest expense
Deferred income tax benefit	—	(7,607)	4,448
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss), gross	2,445	(5,035)	6,294
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(25)	(348)	(99)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$2,420	$(5,383)	$6,195

(1) Amounts are included in net periodic benefit costs for pension and postretirement plans.

	Years Ended March 31,			Affected Line Item in the Consolidated
	2020	2019	2018	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$3,331	$1,899	$1,818
Amounts reclassified from accumulated other comprehensive loss to net income, gross	3,331	1,899	1,818	Cost of goods and services sold
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	(399)	(382)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$3,331	$1,500	$1,436
15. Guarantees

The following summarizes amounts guaranteed and the fair value of those guarantees:

	March 31,
	2020	2019
Amounts guaranteed (not to exceed)	$138,953	$143,298
Amounts outstanding under guarantee(1)	48,565	103,846
Fair value of guarantees	2,791	3,714
(1) The guarantees outstanding at March 31, 2020 expire within one year.

As of March 31, 2020 and 2019, the Company had balances of $6,849 and $18,659 due to local banks on behalf of suppliers for government subsidized rural credit financing.

16. Stock–Based Compensation

The following summarizes stock-based compensation expense:

	Years Ended March 31,
	2020	2019	2018
Restricted stock awards	$517	$563	$441
Restricted stock units	714	981	682
Other	—	—	66
Compensation expense for stock-based compensation plans	$1,231	$1,544	$1,189
Unrecognized stock-based compensation expense	$501	$1,221	$1,095

The following summarizes the maximum number of shares available for issuance and the number of remaining shares available for issuance as of March 31, 2020:

	2016 Plan	2007 Plan	Total
Maximum number of shares available for issuance	1,800	209	2,009
Number of remaining shares available for issuance	1,142	209	1,351

Total equity awards outstanding are 493 shares, inclusive of 427 share awards granted and outstanding under the 2007 plan and 66 share awards granted under the 2016 Plan. Shares issued are new shares which have been authorized and designated for award under the plans.

Restricted Stock Awards
The following summarizes the activity in restricted stock:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2017	—	$—
Granted	28	26.05
Vested	(28)	26.05
Restricted at March 31, 2018	—	—
Granted	32	17.48
Vested	(32)	17.48
Restricted at March 31, 2019	—	—
Granted	49	10.63
Vested	(49)	10.63
Restricted at March 31, 2020	—	—

Restricted Stock Units
The following summarizes the activity in restricted stock units:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2017	104	$16.84
Granted	58	11.75
Vested	(45)	17.61
Forfeited	(1)	17.99
Outstanding at March 31, 2018	116	14.01
Granted	68	15.94
Vested	(56)	14.35
Forfeited	(4)	14.84
Outstanding at March 31, 2019	124	14.90
Granted	2	18.29
Vested	(60)	15.09
Forfeited	(2)	14.57
Outstanding at March 31, 2020	64	14.81

17. Derivative Financial Instruments

As of March 31, 2020 and 2019, accumulated other comprehensive loss includes $531 and $2,614, net of tax of $0 and $695, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $3,331, $1,899, and $1,818 in its cost of goods and services sold for the years ended March 31, 2020, 2019, and 2018, respectively. The Company recorded current derivative assets of $0 and $186 as of March 31, 2020 and 2019, respectively. There were no derivatives contracts outstanding as of March 31, 2020.

18. Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2020, 2019, and 2018, the Company’s unrecognized tax benefits totaled $19,481, $11,663, and $8,342, respectively, of which $10,648 would impact the Company’s March 31, 2020 effective tax rate, if recognized. The following summarizes the changes to unrecognized tax benefits:

	March 31,
	2020	2019	2018
Balance at April 1	$11,663	$8,342	$15,196
Increase for current year tax positions	6,425	447	482
Increase (reductions) for prior year tax positions	4,177	7,048	(7,296)
Impact of changes in exchange rates	(1,226)	(227)	(40)
Reduction for settlements	(1,558)	(3,947)	—
Balance at March 31	$19,481	$11,663	$8,342

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2020 and 2019, the Company reduced interest, penalties, and related exchange losses pertaining to unrecognized tax benefits of $(33) and $(1,096), respectively. As of March 31, 2020, accrued interest and penalties totaled $1,209 and $815, respectively. During the year ending March 31, 2020, the Company reduced its accrued interest and penalties by $263 related to the expiration of statute of limitations. As of March 31, 2019, accrued interest and penalties totaled $1,175 and $883, respectively.

During the fiscal year ending March 31, 2020, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, and associated exchange losses, increased from $13,720 to $21,505. The change in the liability for unrecognized tax benefits relates to additional reserves recorded in the U.S. of $6,280, expiration of statute of limitations of approximately $185 and increases related to prior period foreign positions of approximately $2,880. Of the change in the liability for unrecognized tax benefits, unrecognized tax benefits of $1,532 and $4,799 were recorded as a reduction of the foreign tax credit and the U.S. federal net operating loss carryforward, respectively. The U.S. federal foreign tax credit carryforward was reduced for certain positions reflected in the computation of the transition tax as filed on the U.S. tax return in the fourth quarter. The Company amended its March 31, 2018 U.S. Federal income tax return to account for the impact of, (i) the release of final Regulations under IRC Section 965 and (ii) changes in underlying facts and circumstances. U.S. federal net operating loss carryforward was reduced to reflect the impacts of certain tax accounting methods on global intangible low-taxed income (“GILTI”).

To the extent that they represent an underpayment of taxes, the Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits. Additionally, the Company is subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

The Company does not foresee settling material positions currently accrued for in the next twelve months. In addition, it is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $363 due to the expiration of the statute of limitations, but the Company must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2020, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2017. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment

Income Tax Provision
The components of loss before income taxes, equity in net income of investee companies, and minority interests consisted of the following:

	Years Ended March 31,
	2020	2019	2018
U.S.	$(111,532)	$(86,315)	$(86,087)
Non-U.S.	(32,883)	43,398	69,958
Total	$(144,415)	$(42,917)	$(16,129)

The details of the amount shown for income taxes in the statements of consolidated operations and comprehensive loss are as follows:

	Years Ended March 31,
	2020	2019	2018
Current
Federal	$(1,115)	$2,018	$8,247
State	—	—	—
Non-U.S.	22,065	22,741	22,972
	$20,950	$24,759	$31,219
Deferred
Federal	$102,658	$6,129	$(98,785)
State	—	—	—
Non-U.S.	8,181	6,952	8,802
	$110,839	$13,081	$(89,983)
Total	$131,789	$37,840	$(58,764)

The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies, and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Years Ended March 31,
	2020	2019	2018
Tax benefit at U.S. statutory rate	$(30,328)	$(9,013)	$(5,098)
Effect of non-U.S. income taxes	(1,951)	462	(2,137)
Tax on future remittances	10,561	(1,038)	(22,735)
Foreign tax credits	78	(173)	1,328
Change in valuation allowance	117,553	17,622	(106,804)
Increase (decrease) in reserves for uncertain tax positions	10,807	5,304	(5,871)
Change in tax rates	822	(66)	66,935
Exchange effects and currency translation	10,896	12,904	8,282
Permanent items	3,791	(677)	(78)
Benefit (expense) on income tax payable/recoverable adjustments	810	(1,163)	109
Deductible dividends	(2,140)	(3,046)	(3,338)
Withholding tax expense	2,225	2,577	1,868
Benefit of other tax credits	(721)	(377)	(3,176)
Nondeductible interest	2,767	1,624	1,052
Transition tax after foreign tax credits	(1,227)	1,827	10,899
U.S. taxes on non-U.S. earnings	2,071	11,073	—
Goodwill impairment	5,775	—	—
Actual tax expense (benefit)	$131,789	$37,840	$(58,764)

The following summarizes deferred tax liabilities (assets):

	March 31,
	2020	2019
Deferred tax assets:
Reserves and accruals	$(11,418)	$(20,539)
Tax credits	(1,486)	(3,159)
Tax loss carryforwards	(93,024)	(88,924)
Derivative transactions	(698)	(1,580)
Postretirement and other benefits	(15,586)	(15,465)
Unrealized exchange loss	(7,296)	(7,793)
Non-deductible interest carryforward	(28,364)	(13,607)
Other	(5,209)	(1,531)
Gross deferred tax assets	(163,081)	(152,598)
Valuation allowance	151,058	36,524
Total deferred tax assets	$(12,023)	$(116,074)
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$17,254	$5,516
Intangible assets	12,251	13,936
Fixed assets	5,419	6,984
Total deferred tax liabilities	$34,924	$26,436
Net deferred tax liability (asset)	$22,901	$(89,638)

The following summarizes the breakdown between deferred tax (assets) liabilities:

	March 31,
	2020	2019
Noncurrent asset	$(2)	$(116,451)
Noncurrent liability	22,903	26,813
Net deferred tax liability (asset)	$22,901	$(89,638)

The following summarizes the change in the Company's valuation allowance for deferred tax assets:

Balance at March 31, 2017	$131,774
Changes to expenses(3)	(466)
Changes to other accounts(2)	(274)
Deductions(1)(4)	(111,292)
Balance at March 31, 2018	$19,742
Changes to expenses	18,073
Changes to other accounts(2)	(156)
Deductions(1)	(1,135)
Balance at March 31, 2019	$36,524
Changes to expenses(5)	117,633
Changes to other accounts(2)	(1,207)
Deductions(1)	(1,926)
Other	34
Balance at March 31, 2020	$151,058

(1) Currency translation and direct write-off
(2) Accumulated other comprehensive loss
(3) Deferred tax on unremitted earnings of foreign subsidiaries
(4) Release of U.S. valuation allowance and adjustments of $114,288 due to Tax Cut and Jobs Act
(5) Build of global valuation allowances related to the Company’s financial position

During the year ended March 31, 2020, the net deferred tax asset balance decreased by $1,700 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of other comprehensive income loss, currency translation adjustments, and other items not included in the deferred tax expense (benefit).

For the year ended March 31, 2020, the valuation allowance increased by $114,535, which is inclusive of $(1,207) related to adjustments to other comprehensive income and $(1,926) due to currency translation adjustments. The valuation allowance increased primarily due to changes in facts and circumstance around the Company’s ability to rely on future income to support realization of deferred tax assets, which totaled $117,668. The valuation allowance is based on the Company's assessment that it is more likely than not that a majority of deferred tax assets, primarily U.S. net operating losses, deferred interest expense, and foreign tax credits, will not be realized in the foreseeable future. This is principally due to the impact of the Company's current and foreseeable capital structure.

At March 31, 2020, the Company has U.S federal tax loss carryovers of $370,444, non-U.S. tax loss carryovers of $55,159, and U.S. state tax loss carryovers of $627,890. Of the U.S. federal tax loss carryovers, $358,739 will expire in 2031 and thereafter and $11,705 can be carried forward indefinitely. Of the non-U.S. tax loss carryovers, $10,802 will expire within the next five years, $41,239 will expire in later years, and $3,118 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $1,495 will expire within the next five years, $614,383 will expire in later years, and $12,013 can be carried forward indefinitely. The Company is recognizing a tax benefit related to tax losses generated in the current year of $4,758 to be utilized in foreign jurisdictions. As of March 31, 2020, the Company has foreign tax credit carryovers in the U.S. of $4,555, of which $2,663 will expire within the next five years. These amounts reflect gross net operating losses ("NOLs") and foreign tax credits for tax return basis, which are different from financial statement attributes primarily due to the reduction of the financial statement NOLs and foreign tax credits under the FASB's guidance on accounting for uncertainty in income taxes. As of March 31, 2020, the Company had Canadian investment tax credit carryforwards of approximately $274 that will expire beyond five years.

Realization of deferred tax assets is dependent on generating sufficient taxable income in the appropriate timeframe and of the appropriate character. Although expiration is not assured, the Company believes it is more likely than not that a majority of the deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance on its deferred tax assets. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryover period.

A provision of $17,254 has been made for U.S. and foreign taxes that may result from future remittances of foreign earnings of $203,510. No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $381,046 at March 31, 2020 and $486,678 at March 31, 2019 of undistributed earnings of foreign subsidiaries because the Company expects that such earnings will be reinvested overseas indefinitely. Due to the one-time transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act and fiscal 2020 earnings being subject to GILTI inclusion, additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign withholding taxes if the Company’s indefinite reinvestment assertion changes. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

CARES Act
Included in the CARES Act are numerous income tax provisions. Some of the provisions are related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property. These amendments allow, for taxable years beginning in 2019 and 2020, the base for interest deductibility to increase from 30% to 50% of EBITDA. The Company assessed the tax impact of the CARES Act and did not identify items that that would require revision to the Company's accounting for income taxes.

19. Pension and Other Postretirement Benefits

Defined Benefit Plans
The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans		Total
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Benefit obligation, beginning	$82,099	$88,283	$65,886	$66,228	$147,985	$154,511
Service cost	250	250	211	206	461	456
Interest cost	2,562	3,028	1,420	1,527	3,982	4,555
Actuarial losses (gains)	3,740	(57)	(3,946)	4,222	(206)	4,165
Settlements/special termination benefits	(2,574)	(4,630)	—	(440)	(2,574)	(5,070)
Effects of currency translation	—	—	(1,843)	(3,120)	(1,843)	(3,120)
Benefits paid	(5,081)	(4,775)	(2,537)	(2,737)	(7,618)	(7,512)
Benefit obligation, ending	$80,996	$82,099	$59,191	$65,886	$140,187	$147,985

Fair value of plan assets, beginning	$32,568	$37,659	$63,579	$63,106	$96,147	$100,765
Actual return on plan assets	(590)	738	1,634	4,183	1,044	4,921
Employer contributions	4,025	3,576	1,519	2,540	5,544	6,116
Plan settlements	(2,574)	(4,630)	—	(468)	(2,574)	(5,098)
Effects of currency translation	—	—	(2,122)	(3,045)	(2,122)	(3,045)
Benefits paid	(5,081)	(4,775)	(2,537)	(2,737)	(7,618)	(7,512)
Fair value of plan assets, ending	$28,348	$32,568	$62,073	$63,579	$90,421	$96,147
Funded status of the plan	$(52,648)	$(49,531)	$2,882	$(2,307)	$(49,766)	$(51,838)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2020	2019	2020	2019
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$14,745	$10,389
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,264)	(3,151)	(1,227)	(1,167)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(49,384)	(46,380)	(10,636)	(11,529)
Funded status of the plan	$(52,648)	$(49,531)	$2,882	$(2,307)

The following summarizes pension obligations for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2020	2019	2020	2019
Information for pension plans with accumulated benefit:
obligation in excess of plan assets:
Projected benefit obligation	$80,996	$82,099	$31,012	$33,171
Accumulated benefit obligation	80,996	82,099	30,400	32,559
Fair value of plan assets	28,348	32,568	19,147	20,475

The following summarizes the net periodic pension cost (benefit) for the defined benefit pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2020	2019	2018	2020	2019	2018
Service cost	$250	$250	$280	$211	$206	$183
Interest cost	2,562	3,028	2,818	1,420	1,527	1,496
Expected return on plan assets	(1,990)	(2,265)	(2,382)	(2,415)	(2,667)	(2,817)
Amortization of actuarial losses	964	934	1,102	901	741	952
Amortization of prior service cost	40	40	40	2	2	3
Special termination benefits	—	—	—	—	28	9
Settlement charges	812	1,206	—	—	(75)	—
Net periodic pension cost (benefit)	$2,638	$3,193	$1,858	$119	$(238)	$(174)

The following summarizes activity in accumulated other comprehensive loss for the defined benefit pension plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service (cost) credit	$(402)	$1,596	$1,194
Net actuarial losses	(41,100)	(4,507)	(45,607)
Impact of adoption of ASU 2018-02	(2,931)	—	(2,931)
Deferred taxes	10,781	(186)	10,595
Balance at March 31, 2019	$(33,652)	$(3,097)	$(36,749)
Prior service credit (cost)	$44	$(732)	$(688)
Net actuarial (losses) gains	(236)	552	316
Deferred taxes	(53)	20	(33)
Total change for 2020	$(245)	$(160)	$(405)
Prior service (cost) credit	$(358)	$864	$506
Net actuarial losses	(41,336)	(3,955)	(45,291)
Impact of adoption of ASU 2018-02	(2,931)	—	(2,931)
Deferred taxes	10,728	(166)	10,562
Balance at March 31, 2020	$(33,897)	$(3,257)	$(37,154)

The following assumptions were used to determine the expense for the pension, postretirement, other post-employment, and employee savings plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.79%	3.91%	3.87%	2.50%	2.75%	2.59%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	5.99%	6.04%	5.91%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%	3.90%	4.46%	4.70%

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2020	2019	2020	2019
Discount rate	3.34%	3.79%	2.58%	2.50%
Rate of increase in future compensation	Not applicable	Not applicable	5.75%	5.99%

Net loss and prior service costs for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2021 is $(1,251) and $(873), respectively.

Plan Assets
The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2020	March 31,		March 31,
		2020	2019	2020	2019
Asset category:
Cash and cash equivalents	—%	3.6%	1.4%	9.1%	1.2%
Equity securities	36.0%	34.8%	35.2%	14.6%	14.4%
Debt securities	24.0%	22.4%	23.4%	68.2%	46.6%
Real estate and other investments	40.0%	39.2%	40.0%	8.1%	37.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,018	$547	$471	$—
U.S. equities / equity funds	6,795	6,795	—	—
International equities / equity funds	3,058	3,058	—	—
U.S. fixed income funds	5,593	5,593	—	—
International fixed income funds	784	784	—	—
Other investments:
Diversified funds	8,017	8,017	—	—
Real estate and other (1)	3,083	—	—	—
Total	$28,348	$24,794	$471	$—

U.S. Pension Plans	March 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$463	$—	$463	$—
U.S. equities / equity funds	7,963	7,963	—	—
International equities / equity funds	3,516	3,516	—	—
U.S. fixed income funds	6,669	6,669	—	—
International fixed income funds	962	962	—	—
Other investments:
Diversified funds	9,525	9,525	—	—
Real estate and other (1)	3,470	—	—	—
Total	$32,568	$28,635	$463	$—

Non-U.S. Pension Plans	March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,641	$5,641	$—	$—
U.S. equities / equity funds	5,906	5,906	—	—
International equities / equity funds	1,812	1,812	—	—
Global equity funds	1,312	1,312	—	—
U.S. fixed income funds	4,995	4,995	—	—
International fixed income funds	33,330	12,009	21,321	—
Global fixed income funds	3,994	3,994	—	—
Other investments:
Diversified funds	3,223	—	3,223	—
Real estate and other (1)	1,795	—	—	—
Total	$62,008	$35,669	$24,544	$—

Non-U.S. Pension Plans	March 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$745	$745	$—	$—
U.S. equities / equity funds	5,589	5,589	—	—
International equities / equity funds	2,191	2,191	—	—
Global equity funds	1,379	1,379	—	—
U.S. fixed income funds	6,617	6,617	—	—
International fixed income funds	23,034	2,220	20,814	—
Other investments:
Diversified funds	22,012	—	22,012	—
Real estate and other (1)	2,012	—	—	—
Total	$63,579	$18,741	$42,826	$—

(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

The following summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	March 31, 2020				March 31, 2019
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Diversified funds	$—	None	Self-Liquidating	None	$8	None	Self-Liquidating	None
Real estate and other	4,879	None	Quarterly	60 Days	5,482	None	Quarterly	60 Days

Postretirement Health and Life Insurance Benefits
The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	U.S. Plans		Non-U.S. Plans		Total
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Benefit obligation, beginning	$4,445	$4,372	$2,278	$2,112	$6,723	$6,484
Service cost	7	7	—	7	7	14
Interest cost	151	154	161	151	312	305
Effect of currency translation	—	—	(577)	(291)	(577)	(291)
Actuarial losses	27	225	125	413	152	638
Benefits paid	(180)	(313)	(131)	(114)	(311)	(427)
Benefit obligation, ending	$4,450	$4,445	$1,856	$2,278	$6,306	$6,723

Fair value of plan assets, beginning	$—	$—	$—	$—	$—	$—
Employer contributions	180	313	131	114	311	427
Benefits paid	(180)	(313)	(131)	(114)	(311)	(427)
Fair value of plan assets, ending	$—	$—	$—	$—	$—	$—
Funded status of the plan	$(4,450)	$(4,445)	$(1,856)	$(2,278)	$(6,306)	$(6,723)

	U.S. Plans		Non-U.S. Plans		Total
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(355)	$(335)	$(133)	$(153)	$(488)	$(488)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(4,095)	(4,110)	(1,723)	(2,125)	(5,818)	(6,235)
Funded status of the plan	$(4,450)	$(4,445)	$(1,856)	$(2,278)	$(6,306)	$(6,723)

The following summarizes net periodic benefit costs for the postretirement health and life insurance benefits plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2020	2019	2018	2020	2019	2018
Service cost	$7	$7	$7	$—	$7	$7
Interest cost	151	154	141	161	151	190
Prior service credit	(699)	(699)	(698)	(9)	(10)	(11)
Actuarial losses	385	402	418	49	31	40
Net periodic benefit costs (income)	$(156)	$(136)	$(132)	$201	$179	$226

The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations:

	March 31,
	2020	2019
Discount rate	7.94%	7.98%
Health care cost trend rate assumed for next year	7.07%	7.33%
Ultimate trend rate	7.07%	7.33%

A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans. The annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

Prior service credits of $706 and unrecognized net actuarial losses of $(376) are expected to be amortized from accumulated comprehensive loss into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2021.

Cash Flows
The Company expects to contribute $3,991 to its U.S. benefits plans and $1,827 to its non-U.S. benefit plans in fiscal 2021. The Company expects to contribute $488 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2021. The Company’s contributions to the defined contribution plans were $4,747, $4,939, and $4,627 the years ended March 31, 2020, 2019, and 2018, respectively.

The following summarizes the expected benefit payments to be paid in future years:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2020	March 31, 2020	March 31, 2020	March 31, 2020
2021	$8,017	$3,401	$355	$133
2022	6,294	2,865	305	132
2023	6,120	2,910	302	131
2024	6,032	3,003	297	131
2025	6,023	3,205	291	130
Years 2025-2029	27,189	16,166	1,380	639

20. Segment Information

The following summarizes segment information:

	Years Ended March 31,
	2020	2019	2018
Sales and other operating revenues:
Leaf - North America	$224,707	$285,718	$451,383
Leaf - Other Regions	1,282,616	1,499,839	1,394,048
Other Products and Services	19,938	16,036	535
Total sales and other operating revenues	$1,527,261	$1,801,593	$1,845,966

Operating (loss) income:
Leaf - North America	8,008	10,113	26,446
Leaf - Other Regions	69,149	112,180	88,742
Other Products and Services	(88,766)	(35,039)	(3,284)
Total operating (loss) income	$(11,609)	$87,254	$111,904

	March 31, 2020
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$266,253	$1,284,317	$212,493	$1,763,063
Trade and other receivables, net	28,520	207,534	3,685	239,739
Equity in net assets of investee companies	—	56,456	11,075	67,531
Depreciation and amortization	7,186	24,187	4,455	35,828
Capital expenditures	3,930	14,551	38,362	56,843

	March 31, 2019
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$243,248	$1,488,226	$127,801	$1,859,275
Trade and other receivables, net	18,297	289,662	3,038	310,997
Goodwill	2,795	13,669	17,872	34,336
Equity in net assets of investee companies	—	57,161	11,845	69,006
Depreciation and amortization	7,065	25,695	2,987	35,747
Capital expenditures	4,594	17,325	30,793	52,712

	March 31, 2018
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$366,495	$1,528,859	$71,277	$1,966,631
Trade and other receivables, net	46,096	257,968	335	304,399
Goodwill	2,795	13,669	11,082	27,546
Equity in net assets of investee companies	—	57,434	9,935	67,369
Depreciation and amortization	7,435	25,754	409	33,598
Capital expenditures	4,649	17,017	1,632	23,298

The following summarizes geographic sales and other operating revenues by destination of the product shipped:

	Years Ended March 31,
	2020	2019	2018
Sales and Other Operating Revenues:
United States	$213,036	$246,828	$291,804
China	180,907	184,921	249,549
Indonesia	119,604	118,995	76,364
Belgium(1)	118,819	126,694	137,313
United Arab Emirates	100,375	78,329	72,183
Northern Africa	39,311	120,964	111,971
Other	755,209	924,862	906,782
Total	$1,527,261	$1,801,593	$1,845,966
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.
The following customers, including affiliates, account for more than 10% of total sales and other operating revenues: Philip Morris International Inc. and China Tobacco International Inc. for the years ended March 31, 2020 and 2018, and Philip Morris International Inc., China Tobacco International Inc., and Imperial Brands, PLC for the year ended March 31, 2019.

The following summarizes geographic property, plant, and equipment by location:

	March 31,
	2020	2019	2018
Property, Plant, and Equipment, Net:
Canada	$66,823	$40,027	$8,590
Brazil	66,211	68,647	72,190
Zimbabwe	49,814	51,943	51,768
United States	47,023	49,600	54,233
Malawi	23,413	21,948	21,571
Tanzania	18,290	16,908	18,884
Other	24,422	27,323	27,045
Total	$295,996	$276,396	$254,281

21. Restructuring and Asset Impairment Charges

The Company continues to focus on efficiency and cost savings across its business. During the year ended March 31, 2020, the Company announced a cost saving initiative and restructuring plan to repurpose a processing facility in South America for storage and special projects and process tobacco under a third-party arrangement going forward. During the year ended March 31, 2019, the Company incurred costs associated with the closing of a processing facility in Europe to process tobacco under a third-party arrangement going forward and the consolidation of the Company's U.S. green tobacco processing operations into its Wilson, North Carolina facility and the repurposing of its Farmville, North Carolina facility for storage and special projects. During the year ended March 31, 2018, the asset impairment charges were incurred due to restructuring of certain operations in Africa.

The following summarizes the Company's restructuring and asset impairment charges:

	Years Ended March 31,
	2020	2019	2018
Beginning balance	$1,843	$107	$189
Period Charges:
Employee separation charges (recoveries)	4,592	4,055	(22)
Total employee separation and other cash charges (recoveries)	4,592	4,055	(22)
Payments	(6,028)	(2,319)	(60)
Ending balance	$407	$1,843	$107
Asset impairment and other noncash charges	1,054	891	404
Total restructuring and asset impairment charges	$5,646	$4,946	$382
There are no employee separation and other cash charges recorded in the Company's Other Products and Services segment. The following summarizes the employee separation and other cash charges recorded in the Company’s Leaf - North America and Leaf - Other Regions segments:

	Years Ended March 31,
	2020		2019		2018
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$1,621	$222	$—	$107	$60	$129
Period charges (recoveries)	8	4,584	2,668	1,387	—	(22)
Payments	(1,629)	(4,399)	(1,047)	(1,272)	(60)	—
Ending balance	$—	$407	$1,621	$222	$—	$107

The following summarizes asset impairment and other noncash charges:

	Years Ended March 31,
	2020	2019	2018
Leaf - North America	$—	$545	$—
Leaf - Other Regions	772	346	404
Other Products and Services	282	—	—
Total	$1,054	$891	$404

22. Related Party Transactions

The following summarizes sales and purchases with related parties:

	Years Ended March 31,
	2020	2019	2018
Sales	$16,245	$15,480	$25,257
Purchases	120,084	137,017	101,096

The Company’s accounts receivable, related parties and accounts payable, related parties, as presented in the consolidated balance sheets, relate to transactions with equity method investees.

23. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,534 and the total assessment including penalties and interest at March 31, 2020 is $9,039. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,192 and the total assessment including penalties and interest at March 31, 2020 is $5,875. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $9,378. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in Pension, Postretirement and Other Long-Term Liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimates the total amount of the IPI credits to be approximately $94,316 at March 31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990, the Company believes the amount of IPI credits that were used to offset other federal taxes in 2004 and 2005 are realizable beyond a reasonable doubt. Accordingly, at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in other income, net in the consolidated statements of operations. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.

Other Matters
On October 8, 2019, the City of New York (the “City”) filed a complaint in U.S. District Court for the Eastern District of New York (the “District Court”) against 24 e-liquids companies, including the Company’s Humble Juice subsidiary, seeking an injunction to prevent sales of e-cigarette products to residents of New York City without adequate age-verification systems and to prohibit marketing e-cigarettes to New York City residents under the age of 21, as well as statutory damages and compensation to the city for the costs of abating underage e-cigarette use. Humble Juice and the City agreed to resolve the City’s claims without further litigation with the entry of a consent order, approved by the District Court on February 24, 2020, under which Humble Juice, while not admitting to any violation of law, agreed to certain age-verification and age-gating procedures and volume limits for website orders with respect to residents of New York City, to specified penalties for failure to comply with these requirements in the future and to the payment of $1 to the City.

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

Asset Retirement Obligations
The Company has identified an asset retirement obligation (“ARO”) associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under generally accepted accounting principles for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

24. Variable Interest Entities

The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	March 31,
	2020	2019
Investments in variable interest entities	$62,407	$64,281
Receivables with variable interest entities	10,099	3,273
Guaranteed amounts to variable interest entities (not to exceed)	59,792	67,027

25. Securitized Receivables

During the year ended March 31, 2020, the Company sold trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions, effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2020, the investment limit of this facility was $125,000 of trade receivables.

For the first facility, the Company incurred facility costs of $1,010 and $930 during the years ended March 31, 2020 and 2019, respectively. The facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the statements of consolidated operations.

Under the first facility, the special purpose entity is provided an option to terminate the facility agreement upon the failure of the Company to maintain a minimum shareholder’s equity balance. As of December 31, 2019 and March 31, 2020, the Company did not maintain the minimum shareholder's equity balance, which would have allowed the special purpose entity the option to terminate the facility agreement. The special purpose entity opted not to terminate the facility agreement and acceptance of receivables continued under the facility. The Company and the special purpose entity have executed a waiver and an amendment to the facility agreement with effective dates of December 31, 2019 and March 31, 2020, respectively, which resolved the Company's failure to maintain a minimum shareholders' equity balance.

For the second and third facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Under the first and second facilities, the Company does not receive servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2020, the investment limit under the second facility was $125,000 of trade receivables. As of March 31, 2020, the investment limit under the third facility was variable based on qualifying sales.

As servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2020 and 2019, trade receivables, net in the consolidated balance sheets has been reduced by $9,586 and $5,208 as a result of the net settlement, respectively. See Note 26. "Fair Value Measurements" for further information.

The second and third facilities do not contain restrictive covenants.

The following summarizes the Company’s accounts receivable securitization information as of March 31:

	March 31,
	2020	2019
Receivables outstanding in facility as of March 31:	$135,439	$210,672
Beneficial interest	$27,021	$40,332
Servicing liability	$43	$90

Cash proceeds for the years ended March 31:
Cash purchase price	$523,521	$672,333
Deferred purchase price	240,994	242,966
Service fees	455	576
Total	$764,970	$915,875

As of March 31, 2020 and 2019, accounts receivable sold and outstanding were $135,439 and $210,672, respectively.

26. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The inputs used to measure fair value are prioritized based on a three-level valuation hierarchy, which is comprised of observable and non-observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These three levels of inputs create the following fair value hierarchy:

•Level 1 inputs - Quoted prices in active markets for identical assets or liabilities.

•Level 2 inputs - Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and observable inputs (other than quoted prices) for the assets or liabilities.

•Level 3 inputs - Unobservable inputs for the assets or liabilities.

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020			March 31, 2019
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Financial assets
Derivative financial instruments	$—	$—	$—	$186	$—	$186
Securitized beneficial interests	—	27,021	27,021	—	40,332	40,332
Total assets	$—	$27,021	$27,021	$186	$40,332	$40,518
Financial liabilities
Long-term debt	$358,782	$848	$359,630	$830,082	$703	$830,785
Guarantees	—	2,791	2,791	—	3,714	3,714
Total liabilities	$358,782	$3,639	$362,421	$830,082	$4,417	$834,499

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

Level 3 measurements
•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. Should the loss rate change 10% or 20%, the fair value of the guarantee at March 31, 2020 would change by $279 and $558, respectively. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2020 by $133 and $267, respectively. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

Reconciliation of Change in Recurring Level 3 Balances
The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning balance March 31, 2018	$48,715	$5,864
Sales of receivables/issuance of guarantees	247,386	4,969
Settlements	(250,365)	(6,109)
Losses recognized in earnings	(5,404)	(1,010)
Ending balance at March 31, 2019	40,332	3,714
Sales of receivables/issuance of guarantees	229,751	2,982
Settlements	(238,437)	(3,802)
Losses recognized in earnings	(4,625)	(103)
Ending Balance at March 31, 2020	$27,021	$2,791

The amount of total losses included in earnings for the years ended March 31, 2020 and 2019 attributable to the change in unrealized losses relating to assets still held at the respective dates was $951 and $1,289 on securitized beneficial interests. Gains and losses included in earnings are reported in other income, net.

Information about Fair Value Measurements Using Significant Unobservable Inputs
The following summarizes significant unobservable inputs and the valuation techniques utilized:

	Fair value at March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$27,021	Discounted Cash Flow	Discount Rate	3.44% to 3.45%
			Payment Speed	77 days to 100 days
Tobacco Supplier Guarantees	2,536	Historical Loss	Historical Loss	2.20% to 10.00%
	255	Discounted Cash Flow	Market Interest Rate	15.00% to 75.80%

	Fair value at March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$40,332	Discounted Cash Flow	Discount Rate	5.0% to 6.5%
			Payment Speed	67 days to 80 days
Tobacco Supplier Guarantees	3,502	Historical Loss	Historical Loss	2.4% to 10.0%
	212	Discounted Cash Flow	Market Interest Rate	15.0% to 70.0%

27. Selected Quarterly Financial Data (Unaudited)

The following summarizes selected quarterly financial information:

	Year Ended March 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Sales and other operating revenues	$276,670	$382,981	$363,260	$504,350	$1,527,261
Gross profit	39,712	60,220	55,127	69,620	224,679
Other income (loss), net	2,948	1,514	(401)	(1,928)	2,133
Restructuring and asset impairment charges	212	8	672	4,754	5,646
Goodwill impairment	—	—	—	33,759	33,759
Net loss	(62,163)	(16,604)	(22,446)	(169,106)	(270,319)
Net loss attributable to noncontrolling interest	(366)	(86)	(453)	(4,753)	(5,658)
Net loss attributable to Pyxus International, Inc.	(61,797)	(16,518)	(21,993)	(164,353)	(264,661)
Per Share of Common Stock:
Basic loss attributable to Pyxus International, Inc. (1)	(6.79)	(1.81)	(2.40)	(17.91)	(28.93)
Diluted loss attributable to Pyxus International, Inc. (1)	(6.79)	(1.81)	(2.40)	(17.91)	(28.93)

	Year Ended March 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Sales and other operating revenues	$290,989	$394,876	$524,487	$591,241	$1,801,593
Gross profit	41,395	49,204	74,711	85,504	250,814
Other income, net	2,921	2,561	7,991	744	14,217
Restructuring and asset impairment charges	1,541	182	1,667	1,556	4,946
Net loss	(1,413)	(54,842)	(5,002)	(9,911)	(71,168)
Net (loss) income attributable to noncontrolling interests	(654)	(208)	93	68	(701)
Net loss attributable to Pyxus International, Inc.	(759)	(54,634)	(5,095)	(9,979)	(70,467)
Per Share of Common Stock:
Basic loss attributable to Pyxus International, Inc. (1)	(0.08)	(6.04)	(0.56)	(1.10)	(7.78)
Diluted loss attributable to Pyxus International, Inc. (1)	(0.08)	(6.04)	(0.56)	(1.10)	(7.78)

(1) The sum of the quarterly EPS amounts may not agree to the total for the year as basic and diluted EPS are computed independently for each of the periods presented

28. Subsequent Events

Criticality Acquisition
On April 22, 2020, the Company acquired the remaining 60.0% of the equity in Criticality, LLC in exchange for consideration consisting of $5,000 cash and the settlement of the Company's $7,450 note receivable from Criticality, subject to certain post-closing adjustments.

Inventories, Net
During the quarter ended June 30, 2020, the Company recorded a $15,056 inventory LCM write-down of its inventory from the other products and services segment due to a shift in expected future products mix in response to market supply conditions and continued market price compression.

Nicotine River, LLC Ownership Exchange
On August 14, 2020, the Company exchanged its 40.0% ownership interest in Nicotine River, LLC for an additional 14.3% interest in Humble Juice Co, LLC ("Humble"), increasing the Company's ownership interest in Humble to 65.3%. Humble is a consolidated subsidiary of the Company.

Foreign Seasonal Lines of Credit
On May 19, 2020, the Company amended the terms of its $105,000 of foreign seasonal lines of credit with the Standard Bank of South Africa Limited (“Standard”). The amendment reduced the total credit limit to $85,000 and changed the maturity date from April 30, 2020 to March 31, 2021 or May 1, 2021, depending on the line of credit.

On June 29, 2020, the Company amended the terms of its $255,000 of the original aggregate maximum borrowing availability under the existing foreign seasonal lines of credit with Eastern and Southern African Trade and Development Bank (“TDB”). The amendment changed the anniversary date for renewal to July 31, 2020 and extended the review period for subsequent renewals from March 31, 2020 to July 31, 2020.

On August 13, 2020, the Company entered into an Amendment and Restatement Agreement ("the Agreement") with TDB. The Agreement sets forth the terms that govern and supersede the terms of the separate existing foreign seasonal lines of credit for various subsidiaries of the Company with TDB. The original aggregate maximum borrowing availability under the existing foreign seasonal lines of credit was $255,000 and the aggregate borrowings outstanding were $240,500 as of August 13, 2020. Subject to certain conditions, the Agreement increases the Company's maximum aggregate borrowing capacity to $285,000. Loans under the Agreement will bear interest at LIBOR plus 6%. The Agreement terminates on June 30, 2021, and may be renewed at TDB’s discretion.

Bankruptcy Proceedings
On June 15, 2020, Pyxus International, Inc. and its subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al.

The Debtors filed motions with the Bankruptcy Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure its ability to continue operating in the ordinary course of business both domestically and internationally, the Debtors also filed with the Bankruptcy Court a variety of “first day” relief motions, including authority to pay employee wages and benefits and vendors and suppliers in the ordinary course of business. The Prepack Plan and the “first day” relief anticipate that vendors and other unsecured creditors who continue to work with the Debtors on existing terms will be paid in full and in the ordinary course of business.

Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation then pending against these entities, are subject to an automatic stay. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are administered under a Chapter 11 plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court. However, under the Bankruptcy Code, regulatory proceedings (as well as criminal proceedings) are generally not subject to an automatic stay and continue during the pendency of the Chapter 11 Cases.

The commencement of the Chapter 11 Cases constituted an event of default, and caused an automatic and immediate acceleration of repayment obligations under the First Lien Notes, the Second Lien Notes, and the ABL Facility. However, any efforts to enforce such payment obligations are automatically stayed as of the Petition Date, and are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Further borrowings under the ABL Facility are not available as a result of this event of default.

On June 14, 2020, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with holders (collectively, the “Consenting Noteholders”) of greater than 92% of the First Lien Notes and greater than 67% of the Second Lien Notes. As set forth in the RSA, including in the term sheets attached thereto (including all exhibits, annexes and schedules attached thereto, the “Term Sheets”), the Debtors and Consenting Noteholders (collectively, the “RSA Parties”) agreed to the terms of the Restructuring, which was contemplated to be implemented through the Prepack Plan. On June 15, 2020, the Debtors commenced the Chapter 11 Cases to implement the Prepack Plan. The RSA contemplates a comprehensive deleveraging of the Debtors' balance sheet.

The commencement of the Chapter 11 Cases constituted an event of default, and caused an automatic and immediate acceleration of repayment obligations under the Company's 8.5% Senior Secured First Lien Notes due 2021 ("the First Lien Notes"), its 9.875% Senior Secured Second Lien Notes due 2021 ("the Second Lien Notes"), and the Company's asset-based revolving credit facility ("the ABL Facility"). However, any efforts to enforce such payment obligations are automatically stayed as of the Petition Date, and are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Borrowings under the ABL Facility were not available commencing on the Petition Date as a result of this event of default. As described below, the ABL Facility was terminated and repaid on June 17, 2020.

DIP Facility
On June 17, 2020, following its receipt on such date of interim approval from the Bankruptcy Court (the “DIP Order”), the Company entered into a multiple draw superpriority secured debtor-in-possession term loan facility (the “DIP Facility”) in an aggregate principal amount of $206.7 million on the terms and conditions set forth in the DIP credit agreement (the “DIP Credit Agreement”) between the Company, certain holders of the Company’s 9.875% senior secured second lien notes due 2021 (the “DIP Lenders”) and Cortland Capital Market Services LLC, as administrative agent and collateral agent, which is guaranteed by certain of the Debtors’ subsidiaries.

The DIP Facility provides $131.7 million in initial funding, with the ability for Pyxus to borrow up to an additional $75.0 million upon entry of a final order from the Bankruptcy Court approving the DIP Facility, which was issued on July 20, 2020. Drawn amounts under the DIP Facility bear interest at either (1) an Alternate Base Rate plus 9.25%, per annum or (2) 10.25% plus the LIBOR Rate, per annum, with a LIBOR floor of 1.5%. Undrawn amounts under the DIP Facility are subject to a ticking fee of 3.0% per annum calculated on a daily basis on the aggregate daily unused amount, accruing commencing on June 17, 2020 and until such commitments have terminated, which ticking fee is due and payable in arrears on the earlier to occur of a borrowing upon entry of a final order and the date on which such commitments have terminated. During the continuance of an event of default (as further described in the DIP Credit Agreement), the overdue amounts under the DIP Facility bear interest at an additional 2% per annum above the interest rate otherwise applicable.

The proceeds of the DIP Facility are to be used, among other things, to (a) effect the refinancing of the ABL Facility (which occurred on June 17, 2020); (b) pay related transaction costs, fees and expenses; (c) provide working capital and for other general corporate purposes in accordance with the Budget; (d) make adequate protection payments as authorized by the Court in the DIP Order; (e) pay obligations arising from or related to the Carve Out (as defined below); and (f) pay restructuring costs incurred in connection with the Chapter 11 Cases.

The maturity date of the DIP Facility is the earliest of (a) December 17, 2020; (b) the date of the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code) of a plan of reorganization; (c) the date on which Pyxus and its subsidiaries consummate a sale of all or substantially all of their assets pursuant to section 363 of the Bankruptcy Code or otherwise; and (d) such earlier date on which the loans shall become due and payable by acceleration or otherwise in accordance with the terms of the DIP Credit Agreement and the other related documents.

Under the DIP Facility, the DIP Lenders and Cortland Capital Market Services LLC, as collateral agent, subject to the Carve Out and the terms of the DIP Order and, in each case, other than certain excluded assets, are at all times during the pendency of the Chapter 11 Cases secured, by (i) a first priority senior priming security interest in and lien upon the DIP Priming Collateral (as defined in the DIP Order); (ii) a first priority senior security interest in and lien upon the DIP Priority Collateral (as defined in the DIP Order), and (iii) a junior security interest in and lien upon DIP Junior Collateral (as defined in the DIP Order). The DIP Lenders and collateral agent are also secured by security interests in substantially all of the assets of certain non-debtor subsidiaries of Pyxus. The Debtors’ obligations to the DIP Lenders and the liens and superpriority claims are subject in each case to a carve out (the “Carve Out”), subject to a cap, that accounts for certain statutory fees, committee professional fees and post-notice professional fees payable in connection with the Chapter 11 Cases. Upon the effectiveness of the Plan, claims under the DIP Facility are satisfied in the manner described below and the DIP Facility terminates.

Confirmation Order
On August 21, 2020, the Bankruptcy Court entered an order (“Confirmation Order”) pursuant to the Bankruptcy Code, which approved and confirmed the Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus and Its Affiliated Debtors (as supplemented and amended, the “Plan”). After the satisfaction or waiver of the conditions precedent of the Plan, the Debtors intend to effect the transactions contemplated by the Plan and emerge from Chapter 11 protection. The Confirmation Order and Plan are filed as Exhibit 2.1 and Exhibit 2.2 to the Company’s Form 8-K filed on August 24, 2020, respectively, are filed as exhibits to this Form 10-K and incorporated herein by reference.

Summary Features of the Plan of Reorganization
Pursuant to the Plan, the business assets and operations of the Company will vest in a new Virginia corporation, Pyxus Holdings, Inc., which will be an indirect subsidiary of an additional Virginia corporation (“New Pyxus”) which will be renamed Pyxus International, Inc. upon completion of such transfer of assets and operations. Under the Plan, all suppliers, vendors, employees, trade partners, foreign lenders and landlords will be unimpaired by the Plan and will be satisfied in full in the ordinary course of business, and the Company’s existing trade and customer contracts and terms will be maintained. New Pyxus will continue to operate the Company’s business in the ordinary course.

Treatment of Claims and Interests
The Plan provides for the following treatment of claims against and interest in the Company upon the effectiveness of the Plan:

•Other Secured Claims (as defined in the Plan) will either (i) be paid in full in cash, (ii) be satisfied by delivery of collateral securing any such Claim (as defined in the Plan) and payment of any required interest or (iii) be reinstated.

•Other Priority Claims (as defined in the Plan) will be paid in full in cash.

•Holders of First Lien Notes Claims (as defined in the Plan) will receive (i) payment in full in cash of all accrued and unpaid interest on such First Lien Notes, and (ii) their pro rata share of the Exit Secured Notes (as defined in the Plan).

•Holders (as defined in the Plan) of Second Lien Notes Claims (as defined in the Plan) will receive, at the Holder’s election, (i) their pro rata share of Second Lien Notes Common Stock Pool (as defined in the Plan) or (ii) cash equal to 2.00% of the principal amount of all Second Lien Notes beneficially owned by such Holder.

•Lenders under Foreign Credit Lines (as defined in the Plan) will be paid in the ordinary course of business in accordance with the terms of the relevant agreement.

•General Unsecured Claims (as defined in the Plan) will be paid in the ordinary course of business.

•The existing common stock of the Company shall be discharged, cancelled, released, and extinguished and of no further force or effect.

Transactions in Connection with Emergence
As contemplated by the Plan, certain transactions were effected on or prior to the effectiveness of the Plan, including the following:

•Three new Virginia corporations (i.e., Pyxus One, Inc. (“New Pyxus”), Pyxus Parent, Inc. and Pyxus Holdings, Inc.) were organized.

•Pyxus Parent, Inc. issued all of its equity interests to Pyxus One, Inc. in exchange for 25,000,000 shares of New Pyxus common stock, no par value (such common stock is referred to as “New Common Stock” and the 25,000,000 shares of which are referred to as the “Equity Consideration”). Pyxus Holdings, Inc. then issued all of its equity interests to Pyxus Parent, Inc. in exchange for the Equity Consideration.

•Pyxus Holdings, Inc. entered into the Exit ABL Facility (as defined below) to borrow cash under Exit ABL Facility which together with cash on-hand is sufficient to fund (1) the distributions to holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to take the Second Lien Notes Cash Option (as defined in the Plan) and (2) the Existing Equity Cash Pool (as defined in the Plan) (collectively such amount of cash is referred to as the “Cash Consideration”).

•Pursuant to an Asset Purchase Agreement, Pyxus transferred to Pyxus Holdings, Inc. all of its assets (including by assuming and assigning all of Pyxus’ Executory Contracts and Unexpired Leases (as such terms are defined in the Plan) to Pyxus Holdings, Inc. in accordance with the Plan, other than those Executory Contracts and Unexpired Leases that were rejected) and Pyxus Holdings, Inc. assumed all of Pyxus’ obligations that are not discharged under the Plan (including all of Pyxus’ obligations to satisfy Allowed Administrative Claims, Allowed Professional Fee Claims, Allowed Other Secured Claims, Allowed Other Priority Claims, Allowed Foreign Credit Line Claims, Allowed General Unsecured Claims, Allowed Debtor Intercompany Claims and Allowed Debtor Intercompany Claims as set forth in the Plan (as such terms are defined in the Plan)) in exchange for (i) Pyxus Holdings, Inc. transferring the Equity Consideration to Pyxus, (ii) Pyxus Holdings, Inc. transferring the Cash Consideration to Pyxus, (iii) Pyxus Holdings, Inc. issuing the Exit Secured Notes (as defined below) under the Exit Secured Notes Indenture (as defined below) which, on behalf of Pyxus, was issued to the Holders of Allowed First Lien Notes Claims (as defined in the Plan) as set forth in the Plan, and (iv) Pyxus Holdings, Inc. issuing the Exit Term Loans (as defined below) under the Exit Term Facility (as defined below) which, on behalf of Old Pyxus, was issued to the holders of the DIP Facility Claims (as defined in the Plan) as set forth in the Plan. In addition to the transfer of assets to Pyxus Holdings, Inc., Pyxus Holdings, Inc. made an offer of employment to all employees of Pyxus and all such employees became employed by Pyxus Holdings, Inc., or a designated subsidiary, upon the effectiveness of the Plan on the same terms and conditions existing immediately prior to the effectiveness of the Plan.

•New Pyxus and Pyxus Parent, Inc., along with each applicable subsidiary of New Pyxus, guaranteed the Exit Secured Notes, the Exit Term Facility and the Exit ABL Facility.

•Pyxus provided for the distribution of (i) Exit Secured Notes to the Holders of Allowed First Lien Notes Claims pursuant to the Plan, (ii) New Common Stock from the Second Lien Notes Common Stock Pool (as defined in the Plan) to Holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to receive New Common Stock under the Second Lien Notes Stock Option (as defined in the Plan) pursuant to the Plan, (iii) cash to the Holders of Allowed Second Lien Notes Claims that elected to take or are deemed to elect to take the Second Lien Notes Cash Option (as defined in the Plan), (iv) cash to the Qualifying Holders (as defined in the Plan) of the common stock of Pyxus pursuant to the Plan, and (v) the Exit Term Loans under the Exit Term Facility and the Exit Facility Shares to the Holders of the DIP Facility Claims pursuant to the Plan.

•Pyxus changed its name to Old Holdco, Inc., and New Pyxus changed its name to Pyxus International, Inc.

•New Pyxus elected a board of directors comprising J. Pieter Sikkel, Holly Kim, and Patrick Fallon and appointed as its officers the individuals serving as officers of Pyxus to the same offices held immediately prior to the effectiveness of the Plan.

Third Party Releases
Upon the effectiveness of the Plan, certain Holders of Claims and Interests (as such terms are defined in the Plan), except as otherwise specified in the Plan or Confirmation Order, were deemed to release and discharge the Released Parties (as defined in the Plan) from certain claims, obligations, rights, suits, damages, causes of action and liabilities in connection with the Chapter 11 Cases.

Exit ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the “ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the “ABL Facility”). The ABL Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75.0 million, subject to the limitations described below in this paragraph. Under certain conditions, Pyxus Holdings may solicit the ABL Lenders to provide additional revolving loan commitments under the ABL Facility in an aggregate amount not to exceed $15.0 million. The ABL Facility is required to be drawn at all times in an amount greater than or equal to the lesser of (i) 25% of total commitments under the ABL Facility and (ii) $18.75 million. The amount available under the ABL Facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•85% of eligible accounts receivable, plus

•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the appraised net-orderly-liquidation value of eligible inventory.

The ABL Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the ABL Facility bear interest at an annual rate equal to LIBOR plus 475 basis points or 375 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 100 basis points.

The ABL Facility matures on February 24, 2023, subject to extension on terms and conditions set forth in the ABL Credit Agreement. The ABL Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee of 50 basis points upon the permanent reduction of commitments under the ABL Facility, including maturity. In addition, customary mandatory prepayments of the loans under the ABL Facility are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period. Pyxus Holdings’ obligations under the ABL Facility (and certain related obligations) are (a) guaranteed by Pyxus Holdings, Pyxus Parent, Inc. and the Company and all of Pyxus Holdings’ material domestic subsidiaries, and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the ABL Facility on a senior secured basis (including Pyxus Holdings, collectively, the “ABL Loan Parties”) and (b) secured by the Collateral, as described below, which is owned by the ABL Loan Parties.

The liens and other security interests granted by the ABL Loan Parties on the Collateral for the benefit of the lenders under the ABL Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on ABL Priority Collateral (as defined in the ABL/Term Loan/Intercreditor Agreement) with the security interests securing the Term Loan Credit Facility and the Senior Secured First Lien Notes junior thereto, each as described below. The obligations of Pyxus Holdings and each other ABL Credit Party under the ABL Facility and any related guarantee have respective priorities in a waterfall with respect to portions of the Collateral as set forth in the ABL/Term Loan/Notes Intercreditor Agreement and the Term Loan/Notes Intercreditor Agreement described below.

Cash Dominion
Under the terms of the ABL Facility, if (i) an event of default has occurred and is continuing or (ii) excess borrowing availability under the ABL Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below the greater of (x) $7.5 million and (y) 10% of the lesser of (A) the commitments under the ABL Facility at such time and (B) the borrowing base at such time (such greater amount being the “Cash Dominion Threshold”), the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a “Dominion Period”) shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, or (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than the Cash Dominion Threshold for a period of 30 consecutive days.

Financial Covenants
The ABL Credit Agreement governing the ABL Facility contains a covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.00 to 1.00 during any Dominion Period.

Affirmative and Restrictive Covenants
The ABL Credit Agreement governing the ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries' ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;

•make investments;

•pay dividends and make other restricted payments;

•sell certain assets;

•create liens;

•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•enter into transactions with affiliates; and

•designate subsidiaries as Unrestricted Subsidiaries.

The description of the ABL Credit Agreement and the ABL Facility set forth herein is qualified in its entirety by reference to the ABL Credit Agreement filed as Exhibit 10.1 hereto, which is incorporated by reference herein.

Exit Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the “Term Loan Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish a term loan credit facility in an aggregate principal amount of approximately $213.5 million (the “Term Loan Credit Facility”). The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, were converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility.

The Term Loan Credit Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the Term Loan Credit Facility bear interest at an annual rate equal to LIBOR plus 800 basis points or 700 basis points above base rate, as applicable. In addition to the cash interest payments, from and after the first anniversary of the Term Loan Credit Agreement, the term loans under the Term Loan Credit Facility bear “payment in kind” interest in an annual rate equal to 100 basis points, which rate increases by an additional 100 basis points on each of the second, third and fourth anniversaries of the Term Loan Credit Agreement.

The Term Loan Credit Facility matures on June 24, 2025. The Term Loan Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or penalty. In addition, customary mandatory prepayments of the loans under the Term Loan Credit Facility are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the Term Loan Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period.

Pyxus Holdings’ obligations under the ABL Facility (and certain related obligations) are (a) guaranteed by Pyxus Holdings, Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries, and each of Pyxus Holdings’ future material domestic subsidiaries, subject to certain limitations (the "Foreign Guarantors") is required to guarantee the Term Loan Credit Facility on a senior secured basis (including Pyxus Holdings collectively, the “Term Facility Loan Parties”) and (b) secured by the Collateral, as described below, which is owned by the Term Facility Loan Parties.

The liens and other security interests granted by the Term Facility Loan Parties on the Collateral for the benefit of the lenders under the Term Loan Credit Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on the Term Loan Priority Collateral and a junior lien on the ABL Priority Collateral and the Notes Priority Collateral (in each case as defined in the ABL/Term Loan/Notes Intercreditor Agreement and the Term Loan/Notes Intercreditor Agreement (together, the “Intercreditor Agreements”). The obligations of Pyxus Holdings and each other Term Facility Loan Party under the Term Loan Credit Facility and any related guarantee have respective priorities as set forth in the Intercreditor Agreements described below.

Affirmative and Restrictive Covenants
The Term Loan Credit Agreement governing the Term Loan Credit Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company's and its restricted subsidiaries' ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;

•make investments;

•pay dividends and make other restricted payments;

•sell certain assets;

•create liens;

•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•enter into transactions with affiliates; and

•designate subsidiaries as Unrestricted Subsidiaries.

The description of the Term Loan Credit Agreement and the Term Loan Credit Facility set forth herein is qualified in its entirety by reference to the Term Loan Credit Agreement filed as Exhibit 10.2 hereto, which is incorporated by reference herein.

Exit Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280.8 million in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to an Indenture (the “Indenture”) dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes bear interest at a rate of 10.00% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2020, to holders of record at the close of business on the preceding February 1 and August 1, respectively. The Notes mature on August 24, 2024.

Guarantees
The Notes are initially guaranteed on a senior secured basis by the Company, all of the Company’s material domestic subsidiaries (other than Pyxus Holdings) and the Foreign Guarantors, on a subordinated basis to the guarantees securing the Term Loan Facility and each of its future material domestic subsidiaries are required to guarantee the Notes on a senior secured basis.

Optional Redemption
At any time prior to August 24, 2022, Pyxus Holdings may redeem the Notes, in whole or in part, at a redemption price equal to the “make-whole” amount as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 24, 2022, the Pyxus Holdings may on any one or more occasions redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest on the Notes redeemed, to the applicable date of redemption, if redeemed during the periods specified below, subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date:

Period	Percentage
From August 24, 2022 to August 23, 2023	105.0%
From August 24, 2023 to August 23, 2024	102.5%
On or after February 24, 2024	100.0%

Mandatory Repurchase Offers
Upon a “Change of Control” (as defined in the Indenture), Pyxus Holdings will be required to make an offer to repurchase the Notes at a price in cash equal to 101% of the principal amount thereof. Upon certain asset sales, Pyxus Holdings may be required to make an offer to repurchase the Notes at a price in cash equal to 100% of the principal amount thereof.

Certain Covenants
The Indenture contains covenants that will impose restrictions on Pyxus Holdings, the Company and the Company’s subsidiaries (other than subsidiaries that may in the future be designated as “Unrestricted Subsidiaries” under the Indenture), including on their ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;

•make investments;

•pay dividends and make other restricted payments;

•sell certain assets;

•create liens;

•enter into sale and leaseback transactions;

•consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and

•enter into transactions with affiliates.

The description of the Indenture and the Notes set forth herein is qualified in its entirety by reference to the Indenture, which includes the form of the Notes, filed as Exhibit 4.1 hereto, which is incorporated by reference herein.

Collateral
The liens and other security interests granted by Pyxus Holdings and the guarantors on the Collateral for the benefit of the noteholders are, subject to certain permitted liens, secured by first-priority security interests on the Notes Priority Collateral and a junior lien on the ABL Priority Collateral and the Term Loan Priority Collateral (in each case as defined in the Intercreditor Agreements. The obligations of Pyxus Holdings and each other guarantor have respective priorities with respect to the guarantees and the Collateral as set forth in the Intercreditor Agreements described below.

Intercreditor Agreements
The priority of the obligations under each of the Notes, the ABL Facility and the Term Loan Credit Facility are set forth in the two intercreditor agreements entered into in connection with the Plan, including the issuance of the Notes and the establishment of the ABL Facility and the Term Loan Credit Facility.

ABL/Term Loan/Notes Intercreditor Agreement
The intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, (A) the holders of obligations under the Term Loan Credit Facility, the guarantees thereof and certain related obligations and (B) the holders of obligations under the Notes, the guarantees thereof and certain related obligations, is governed by the ABL/Term Loan/Notes Intercreditor Agreement. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Facility, the guarantees thereof and certain related obligations have first priority liens on the Collateral consisting of ABL Priority Collateral (as defined therein), including certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing (other than identifiable cash proceeds of the Term Loan Priority Collateral or the Notes Priority Collateral, each as defined below), with the obligations under the Notes and the Term Loan Facility having junior priority liens on the ABL Priority Collateral. Pursuant to the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ collective obligations under the Term Loan Credit Facility and the Notes, the guarantees thereof and certain related obligations have first priority liens on the Notes Priority Collateral which consists of the Collateral that is not ABL Priority Collateral, including owned material real property in the United States, capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor, existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Facility having junior priority liens on the Notes Priority Collateral.

Term Loan/Notes Intercreditor Agreement
The intercreditor relationship between and among the holders of obligations under the Term Loan Credit Facility, the guarantees thereof and certain related obligations and the holders of obligations under the Notes, the guarantees thereof and certain related obligations is governed by the Term Loan/Notes Intercreditor Agreement. Pursuant to the terms of the Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the Term Loan Credit Facility, the guarantees thereof and certain related obligations have senior priority liens on the Term Loan Priority Collateral consisting of (i) all assets and property of Pyxus Holdings and any domestic Guarantor constituting ABL Priority Collateral up to (A) $125,000 minus (B) the aggregate principal amount of loans and the aggregate face amount of letters of credit outstanding under the ABL Credit Agreement, and (ii) all assets and property of any Foreign Guarantor constituting Collateral securing the Term Loan Agreement, with the obligations under the Notes having junior priority liens on the Term Loan Priority Collateral (the "ABL Priority Collateral Cap"). The liens securing the Notes and the Term Loan Facility on the ABL Priority Collateral in excess of the ABL Priority Collateral Cap will be secured on a pari passu basis. Further, the guarantees of the Foreign Guarantors in respect of the Notes are subordinated in right of payments to the guarantees of the Foreign Guarantors in respect of the Term Loan Facility. Pursuant to the Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the Notes, the guarantees thereof and certain related obligations have first priority liens on all Notes Priority Collateral, with the obligations under the Term Loan Facility having junior priority liens on the Notes Priority Collateral.

Shareholders Agreement
On August 24, 2020, the Company entered into a Shareholders Agreement (the “Shareholders Agreement”), among the Company and the investors listed therein, each other beneficial owner of the Company's common stock as of the date of the Shareholder Agreement deemed to be a party thereto pursuant to the Plan and other persons that may from time to time become parties thereto (collectively, the “Investors”). The Shareholders Agreement provides that each of Glendon Capital Management LP (together with its affiliates, the “Glendon Investor”) and Monarch Alternative Capital LP (together with its affiliates, the “Monarch Investor”) shall be entitled to nominate two individuals to serve on the seven-member board of directors of the Company so long as it beneficially owns at least 20% of the outstanding shares of the Company common stock, or one individual to serve as such a director if it beneficially owns fewer than 20% of the outstanding shares but at least 10% of the outstanding shares. The Shareholders Agreement provides that the Investors shall take all necessary action to elect such nominees of each of the Glendon Investor and the Monarch Investor as directors, as well as the election of the chief executive officer of the Company as a director and other individuals qualifying as independent directors to be selected by Investors that beneficially own 5% or more of the outstanding shares of common stock of the Company, as determined by a majority of the shares of New Pyxus common stock beneficially owned by such Investors. The Shareholders Agreement provides that the chairperson of the board of directors of the Company is to be elected by a majority of the directors that had been nominated by the Glendon Investor (the “Glendon Directors”) and those that had been nominated by the Monarch Investor (the “Monarch Directors”), with the chairperson of such board to be elected by the board of directors of the Company if the Glendon Directors and Monarch Directors are together fewer than three in number or fail to appoint a chairperson. The Shareholders Agreement also includes provisions for the removal and replacement of the Glendon Directors at the request of the Glendon Investor and the removal and replacement of the Monarch Directors at the request of the Monarch Director, as well as provisions with respect to the calling and quorum of meetings of the board of directors of the Company, membership of committees of the board of directors of the Company, and compensation and insurance of members of the board of directors of the Company.

The Shareholders Agreement also provides for tag-along rights for Investors beneficially owning 1% or more of the outstanding shares of the Company's common stock (the “1% Investors”) upon the transfer by an Investor or group of Investors of 20% or more of the outstanding shares of the Company's common stock, drag-along rights upon the transfer of shares by an Investor or group of Investors of 50% or more of the outstanding shares of the Company's common stock, rights of first offer with respect to the transfer by an Investor, subject to certain exceptions, of 1% or more of the outstanding shares of the Company's common stock, pre-emptive rights to the 1% Investors upon issuance of new securities by the Company, and demand and piggyback registration rights.

The Shareholders Agreement includes the agreement of the Investors not to transfer shares of common stock of the Company (i) in violation of federal and state securities laws, (ii) in a transfer that would cause the Company to be regarded as an “investment company” under the Investment Company Act of 1940, as amended, (iii) in a transfer, at any time that the Company is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, that would cause the number of holders of the Company's common stock to exceed specified thresholds, or (iv) in a transfer that is, to the knowledge of the transferor after reasonable inquiry, (A) to any specified competitor of the Company (B) or to a person that would become either a beneficial owner of 5% of the outstanding common stock of the Company or a “5-percent shareholder” within the meaning of Section 382 of the Internal Revenue Code and the regulations promulgated thereunder (collectively, a “5% Holder”). The Shareholders Agreement provides that the board of directors may waive these restrictions, provided that any waiver of the restriction with respect to a person that would become a 5% Holder upon such transfer may be waived only if the transferee enters into a joinder agreeing to be bound by the Shareholders Agreement.

Dissolution and Successor Reporting
Pursuant to the Plan, the Company will, promptly following the effectiveness of the Plan, commence proceedings for the dissolution and winding up the affairs of the Company. During such period, the Company’s corporate existence will continue, but its activities will be limited to those matters appropriate to the winding up and liquidation of its business and affairs.

Following the effectiveness of the Plan, the common stock of New Pyxus will be deemed to be registered under Section 12 of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3 thereunder. Accordingly, following the effectiveness of the Plan, New Pyxus will be obligated to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings and to otherwise comply with requirements applicable to entities with a class of securities so registered.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Old Holdco, Inc. (formerly Pyxus International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Holdco, Inc. (formerly Pyxus International, Inc.) and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Emergence from Bankruptcy

As discussed in Note 1 and Note 28 to the financial statements, on August 21, 2020, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on August 24, 2020. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 28 to the financial statements.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in effect April 1, 2019 due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases.”

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
August 24, 2020

We have served as the Company’s auditor since its fiscal 2006.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Due to inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance (not absolute) that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, and includes those policies and procedures that:

i.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2020.

The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report presented herein.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Despite implementing remote work arrangements for most employees due to government shelter-in-place orders imposed in response to the COVID-19 pandemic, there were no changes that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2020, we have not experienced a material impact to our internal controls over financial reporting due to the continued effects of the COVID-19 outbreak. We are continually monitoring and assessing the circumstances related to the COVID-19 pandemic and related government shelter-in-place orders on our internal controls to minimize the impact to their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Old Holdco, Inc. (formerly Pyxus International, Inc.)

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Old Holdco, Inc. (formerly Pyxus International, Inc.) and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company, and our report dated August 24, 2020, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company's adoption of ("ASC") Topic 842, “Leases,” and Emergence from Bankruptcy.

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
August 24, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors

The following individuals currently serve as directors, but pursuant to the Plan will be removed from office upon the effectiveness of the Plan, other than J. Pieter Sikkel who is to continue as a director:

C. Richard Green, Jr. – Age 76, Director since 2003

Retired since April 2002. Non-Executive Director of ITC Limited, a company in India engaged in operating hotels, agricultural exports, and manufacturing cigarettes and paperboard, from July 1999 to April 2008. Regional Director of British American Tobacco, a multinational tobacco company, from January 1999 to April 2002.

Nigel G. Howard – Age 74, Director since 2005

Retired since December 2003. Non-Executive Chairman of Zotefoams PLC, a manufacturer of industrial foams, from January 2007 through March 2016, and Non-Executive Director of Zotefoams from January 2006 to December 2006. Deputy Chief Executive of The Morgan Crucible Company plc, a designer, developer and supplier of products made from carbon, ceramic and magnetic materials, from September 2002 to December 2003, and Director of The Morgan Crucible Company from September 1992 to December 2003. Deputy Chairman, Assam Carbon Products, Ltd., India, March 1977 to August 2005. Mr. Howard does not currently serve on the board of directors of any other public company, but within the last five years served as a director of Zotefoams PLC.

J. Pieter Sikkel – Age 56, Director since 2011

President and Chief Executive Officer of Pyxus since March 1, 2013, having previously served as President from December 2010 through February 2013, as Executive Vice President – Business Strategy and Relationship Management from April 2007 to December 2010, and as Regional Director of Asia from May 2005 until April 2007. Employed by Standard Commercial from January 1983 until May 2005, serving as Regional Director of Asia from March 1999 until May 2005, Country Manager of China from June 1991 until March 1999, and prior thereto in various positions in South Korea, the Philippines and Thailand. Mr. Sikkel served as Chairman of the Board of Directors from August 2018 to February 2020.

Mark W. Kehaya – Age 52, Director since 2005

A founding partner of Meriturn Partners, LLC, an investment firm specializing in restructurings and turnarounds of middle-market companies, since January 2002. Mr. Kehaya has served as Chairman of AMV Holdings, LLC (f/k/a MadVapes Holdings, LLC), an owner and operator of retail vape shops and manufacturer and wholesaler of related products, since August 2015. Previously, Mr. Kehaya served as Pyxus' Interim Chief Executive Officer from December 2010 through February 2013; as President, Chief Executive Officer and Chief Operating Officer of Eturn Communications, Inc., a software solutions provider, from November 2000 to October 2001; and from April 1993 until March 2000, was employed by Standard Commercial Corporation (“Standard Commercial”), serving variously as Assistant to the President, Finance Director of the Tobacco Division, Vice President - Planning, and as Chief Executive Officer of Standard Commercial’s tobacco processing facility in St. Petersburg, Russia. Mr. Kehaya served as Chairman of the Board from December 2010 to August 2018.

In connection with his service as a partner at Meriturn Partners, LLC, an investment firm specializing in restructurings and turnarounds of middle-market companies, Mr. Kehaya served as interim Chief Executive Officer of Prime Tanning Co., Inc., between March 2009 and December 2009, until a permanent replacement could be found. On November 16, 2010, Prime Tanning Co., Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Maine.

Nathan A. Richardson – Age 49, Director since 2019

Executive Vice President of Red Ventures, LLC, a portfolio of digital companies that brings consumers and brands together through customized online experiences, since August 2019. Previously, Mr. Richardson served as co-founder and Chief Executive Officer of Trade It, Inc., an API network for investing, from December 2014 to July 2019; advisor and consultant to Bloomberg Media, a global online news and data company, from November 2013 to March 2014 and as President of AOL Live, a live online video channel, from September 2013 to November 2013.

Martin R. Wade, III – Age 71, Director since 2001

Non-executive Chairman of the Board of Directors since February 2020. Director of Payless Shoesource, Inc., a retailer of footwear and accessories, since August 2017, and Chairman and Interim Chief Executive Officer of Payless from August 2017 to February 2019; President and Chief Executive Officer of Broadcaster, Inc. (formerly International Microcomputer Software Inc.), a company engaged in the internet service provider and applications businesses, since September 2006; Chief Executive Officer of International Microcomputer Software Inc., from September 2001 to September 2006; and Partner in Residence with Catalyst Acquisition Group, an investment firm focusing on the acquisition and restructuring of distressed companies in the United States and internationally, since September 2007. Director, President and Chief Executive Officer of Digital Creative Development Corporation (“DCDC”), a developer of entertainment content companies focusing on broadband content delivery and providing Internet-related business-to-business services, from May 2001 to September 2001, and Director and Executive Vice President of DCDC from June 2000 to April 2001. Managing Director of Prudential Securities, Inc., a global securities firm, from May 1998 to June 2000.

On February 18, 2019, Payless Shoesource, Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Eastern District of Missouri. Mr. Wade has served on the board of directors of Payless Shoesource, Inc. since August 2017, when it emerged from Chapter 11 proceedings commenced earlier that year, and served as its Chairman and Interim President from August 2017 to February 2019.

Jeffrey A. Eckmann – Age 67, Director since 2013

Retired since April 2008. Group President of Reynolds American, Inc., a manufacturer of consumer tobacco products, from October 2006 to April 2008, Executive Vice President – Strategy and Business Development of Reynolds American, Inc., from January 2006 to October 2006, and Executive Vice President – Strategy, Integration, Information Technology and Business Development of Reynolds American, Inc., from September 2004 to January 2006. Senior Vice President and Chief Financial Officer of Brown & Williamson Tobacco Corporation, a manufacturer of consumer tobacco products, from January 2001 to August 2004.

Joyce L. Fitzpatrick – Age 65, Director since 2012

President of Fitzpatrick Communications, Inc., a public relations firm concentrating in corporate and crisis communications, litigation support, issue management, media relations and public affairs, since 2002. Prior thereto, Ms. Fitzpatrick was a Senior Vice President at Ruder-Finn, Inc., a multinational public relations firm.

Donna H. Grier – Age 62, Director since 2018

Retired since June 2019. Vice President and Treasurer of E.I. DuPont de Nemours & Company, a Fortune 100 diversified agricultural and manufacturing company from February 2012 through May 2019. Prior thereto, Ms. Grier served in numerous roles across DuPont including Vice President, General Auditor & Chief Ethics and Compliance Officer; Finance Director and CFO of DuPont’s Safety & Protection division; Finance Director and CFO of DuPont Europe; Regional Controller for South America; and Financial Leader for various business units.

John D. Rice – Age 66, Director since 2013

Retired since June 2012. Vice Chairman of Archer-Daniels-Midland Company, a Fortune 30 agribusiness, from November 2010 to June 2012. During his 36-year career with Archer-Daniels-Midland, Mr. Rice held numerous senior positions, including the roles of Executive Vice President – Commercial and Production from August 2007 to October 2010, Executive Vice President – Global Risk Management and Marketing from February 2005 to August 2007, and Senior Vice President – Corn Processing, Global BioProducts and Food from February 2000 to February 2005.

Executive Officers
The following information is furnished with respect to the Company's executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	56	President and Chief Executive Officer
Tracy G. Purvis	58	Executive Vice President - Business Services
Joel L. Thomas	53	Executive Vice President - Chief Financial Officer
Laura D. Jones	52	Senior Vice President - Human Resources
William L. O’Quinn, Jr.	51	Senior Vice President - Chief Legal Officer and Secretary

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

Each of these executive officers served in such capacities at the commencement of the Chapter 11 Cases.

Audit Committee
The Board of Directors of the Company (the “Board”) has established an Audit Committee, which currently consists of Ms. Grier (Chair), Mr. Eckmann, Mr. Rice, and Mr. Wade. The Board has further determined that each of Ms. Grier and Messrs. Eckmann, Rice, and Wade meet the requirements of an audit committee financial expert, as that term is defined by the SEC in Item 407 of Regulation S-K.

Delinquent Section 16(a) Reports
Based on its review of Section 16(a) reports filed with the SEC, the Company believes that during the fiscal year ended March 31, 2020, all reports for the Company’s executive officers and directors that were required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis, except as follows: (i) a Form 4 for each of Laura D. Jones, Tracy G. Purvis, William L. O’Quinn, Jr., J. Pieter Sikkel, and Joel L. Thomas, reporting the vesting of Restricted Stock Units and forfeiture of shares for withholding taxes on June 13, 2019 was not filed until June 20, 2019, (ii) a Form 4 for Michael E. Shannon reporting the vesting of Restricted Stock Units on June 13, 2019 was not filed until June 20, 2019 (iii) a Form 4 for each of Laura D. Jones, Tracy G. Purvis, William L. O’Quinn, Jr., J. Pieter Sikkel, and Joel L. Thomas reporting the vesting of Restricted Stock Units and forfeiture of shares for withholding taxes on August 15, 2019 was not filed until August 20, 2019, and (iv) a Form 4 for each of Laura D. Jones, Tracy G. Purvis, William L. O’Quinn, Jr., J. Pieter Sikkel, and Joel L. Thomas, reporting the vesting of Restricted Stock Units and forfeiture of shares for withholding taxes on March 23, 2020 was not filed until April 2, 2020.

Code of Business Conduct
Pyxus has a Code of Business Conduct that clearly defines the Company’s expectations for legal and ethical behavior on the part of every Pyxus director, officer, employee and agent. The Code of Business Conduct also governs Pyxus’ principal executive officer, principal financial officer, and principal accounting officer. It is designed to deter wrongdoing and promote honest and ethical business conduct in all aspects of the Company’s affairs. Any waiver of the Code of Business Conduct for any director or executive officer would require approval by the Board of Directors and would be disclosed immediately thereafter to shareholders via the Company’s website, www.pyxus.com.

Item 11. Executive Compensation

Executive Compensation

Summary of Executive Compensation Table
The following table reflects the compensation for the two most recent fiscal years for the Chief Executive Officer and the two other most highly compensated executive officers in the fiscal year ended March 31, 2020 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)
J. Pieter Sikkel	2020	$725,000	$—	$—	$—	$110,011	$13,800	$848,811
President, Chief Executive Officer	2019	$700,000	$—	$300,000	$254,427	$156,000	$23,100	$1,433,527
Joel L. Thomas	2020	$442,400	$—	$—	$—	$52,703	$—	$495,103
Executive Vice President, Chief	2019	$429,516	$80,000	$150,000	$117,082	$82,927	$—	$859,525
Financial Officer
William L. O'Quinn, Jr.	2020	$345,000	$—	$—	$—	$44,624	$11,301	$400,925
Senior Vice President, Chief	2019	$335,000	$40,000	$90,000	$91,321	$74,283	$11,135	$641,739
Legal Officer and Secretary

(1) For fiscal year 2019, the Committee approved discretionary bonuses to Messrs. Thomas and O’Quinn for their leadership and personal contributions in driving the transformation initiatives and their extensive work related to building the new businesses. The amounts of the bonuses awarded were made based on the subjective determination of the Committee after assessing each individual’s contributions during the year.

(2) Reflects the grant date fair value of awards made in the fiscal year determined in accordance with ASC Topic 718. Values above indicate the grant date fair value for awards made during fiscal year 2019 of restricted stock units and performance-contingent share units, the grant date values of which are based on the “target” levels for these awards. The grant date fair value of the performance-contingent share units calculated at the maximum payout level are $200,000 for Mr. Sikkel, $100,000 for Mr. Thomas and $60,000 for Mr. O’Quinn, which would increase the aggregate amounts reported under this column to $400,000 for Mr. Sikkel, $200,000 for Mr. Thomas and $120,000 for Mr. O’Quinn. For a discussion of the assumptions used in the valuation of these awards, see Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. However, for the purpose of this table, the grant date fair value excludes the effect of estimated forfeitures.

The performance-contingent share unit awards granted in fiscal year 2019 are earned based on the three fiscal-year average adjusted earnings per share for the performance period beginning April 1, 2018 and ending March 31, 2021. Adjusted earnings per share is defined as the fully-diluted earnings per share of Common Stock, adjusted to exclude extraordinary gains and losses, restructuring and impairment, debt retirement expense and annual cash incentive award accruals under the AIP (defined in footnote 3 below). The performance levels are expressed as “threshold,” “target,” and “maximum” and the actual number of shares to be earned will be contingent upon the three fiscal-year average adjusted earnings per share as of March 31, 2021, with 25% being earned at the threshold level, 100% being earned at the target level up to 200% being earned at or above the maximum level. If the three-year average adjusted earnings per share as of March 31, 2021 is below the threshold level, no shares will be earned and performance between threshold and target or between target and maximum will be interpolated based on actual performance.

The restricted stock units granted in fiscal year 2019 ratably vest one-third per year over three years after the date of grant in the event that the Named Executive Officer is still employed by the Company at that time. Upon vesting, one share of common stock is delivered for each vested unit. Once the restricted stock unit awards vest, 100% of the shares earned/vested, net of taxes, must be held until the earlier of (a) June 13, 2021 or (b) termination of employment.

No stock awards were granted to the Named Executive Officers in fiscal year 2020.

(3) Reflects payments with respect to grants made under the Company’s Annual Incentive Plan (the “AIP”), with award opportunities expressed as a percentage of annual base salary with payouts based on the level of achievement of performance goals established at the time of the award. AIP performance goals are expressed as “threshold,” “target,” and “maximum” objectives for the Named Executive Officers, with “threshold” being the minimum level of performance at which payout under AIP awards begin, performance at the “target” level resulting in payment at 100% of the target bonus opportunity and achievement at or above the “maximum” level resulting in 200% of target bonus opportunity. Performance between “threshold” and “target,” or “target” and “maximum” is interpolated. For fiscal year 2020, the performance measures selected for the AIP awards were adjusted free cash flow (defined as Adjusted EBITDA as presented in the Company’s announcements of quarterly and annual financial results minus cash interest and cash taxes minus routine capital expenditures), leverage (defined as the ratio of adjusted debt (total debt less cash) to adjusted EBITDA), Leaf EBIT (defined as net income plus interest expense plus tax expense for the tobacco leaf business combined segments) and other segment revenue (defined as net revenue of the total combined other business segments).

(4) Reflects the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated pension benefits plus the Company’s contributions to the Nonqualified Deferred Compensation program in fiscal years 2020 and 2019. None of the Named Executive Officers earned above-market returns on deferred compensation during fiscal years 2020 and 2019, respectively.

(5) The following table lists all amounts included in the “All Other Compensation” column of the Summary Compensation Table for fiscal year 2020:

Name	401(k) Company Match (a)	Other Prerequisites or Payments (c)	Total
J. Pieter Sikkel	$11,450	2,350	$13,800
Joel L. Thomas	$—	—	$—
William L. O'Quinn, Jr.	$11,301	—	$11,301

(a) Company matching contributions allocated to the Named Executive Officer account pursuant to the Pyxus Savings and Profit Sharing Plan.
(b) Reflects the payment of tax preparation services paid on behalf of Mr. Sikkel.

Employment Agreement
On February 5, 2013, the Company entered into an employment agreement with Mr. Sikkel which was effective as of March 1, 2013 and which contains provisions relating to termination for cause, termination due to disability, termination other than cause and termination for good reason following a change-in-control of the Company. Mr. Sikkel’s employment agreement has an initial term expiring three years after the effective date and is subject to automatic annual renewals thereafter absent notice of non-renewal delivered by either the Company or Mr. Sikkel at least 90 days prior to the scheduled expiration. If Mr. Sikkel’s employment is terminated by the Company without cause, if Mr. Sikkel resigns his employment for good reason or Mr. Sikkel resigns for a change-in-control good reason within twelve months after a change-in-control of the Company, he will be entitled to receive severance equal to two times his annual base salary payable in 24 monthly installments. In addition to severance payments, in connection with a termination of employment as described above, Mr. Sikkel is entitled to health care coverage benefits for up to two years following termination and payment of up to $25,000 for outplacement services. If Mr. Sikkel’s employment is terminated because of disability, he is entitled to receive payments for 18 months at two-thirds of his annual base salary at time of termination. If Mr. Sikkel’s employment is terminated by the Company with cause or he separates from employment for any reason other than good reason or following a change-in-control, the Company is obligated to pay compensation and benefits only to the date of termination or separation. “Good reason” is defined to include any of the following events occurring within ninety-five days prior to separation of employment: Mr. Sikkel’s base salary is reduced more than fifteen percent unless the reduction is part of and at the same percentage as an across-the-board salary reduction for Pyxus’ senior management, Pyxus fails to perform any material obligation or breaches any material provision of the employment agreement, or Mr. Sikkel is not re-elected to the position of President and Chief Executive Officer; and, Mr. Sikkel resigns in writing within thirty days after such events arise. Mr. Sikkel’s agreement also contains a world-wide non-competition provision for twelve months following a termination or separation of employment. In addition, he is subject to a prohibition on solicitation of the Company’s employees, customers and vendors, for a period of twenty-four months after any termination or separation of employment.

Non-qualified Deferred Compensation Plan
During fiscal year 2020, the Named Executive Officers were participants in the Pyxus International, Inc. Supplemental Retirement Account Plan (the "PYX SRAP"), established April 1, 2007. The PYX SRAP is a non-qualified defined contribution supplemental retirement plan established to provide deferred compensation for a select group of management. Benefits under the PYX SRAP are based on a hypothetical bookkeeping account established for each participant. Each fiscal year, pay credits and interest credits are added to the account. The pay credit is equal to a specified percentage of base salary, bonus and annual incentive compensation paid to the participant during the fiscal year. For fiscal year 2020, the pay credit for Mr. Sikkel was 10% and for Messrs. Thomas and O’Quinn was 7.5%. The interest credit each fiscal year is equal to the beginning account balance times the Moody’s Aa Corporate Bond Yield Average as of the beginning of the fiscal year. However, the interest crediting rate cannot exceed 120% of the applicable federal long-term rate prescribed by the Secretary of Treasury for the first month of the fiscal year. For fiscal year 2020, the interest crediting rate was 3.44%.

Each participant becomes vested in his PYX SRAP benefit after five years of service, whether or not the service is consecutive. Each of the Named Executive Officers is vested in the PYX SRAP benefit. However, a participant who is terminated for cause will forfeit any benefits otherwise payable under the PYX SRAP. Participants must also comply with a non-compete following termination of employment. A participant who violates the non-compete will forfeit all benefits under the PYX SRAP. However, the non-compete provision will not apply after a change in control, as defined in the PYX SRAP.

Vested benefits are payable in 120 equal monthly installments starting in the seventh month following separation from service, unless the final account balance is less than $100,000, in which case the benefit will be payable in a lump-sum. The monthly installment amount is based on the final account balance plus interest at the PYX SRAP’s applicable interest crediting rate for the year. If the participant dies, unpaid installments are payable to the participant’s designated beneficiary.

Aggregate earnings in the last fiscal year are not included in the compensation reported for fiscal year 2020 in the Summary Compensation Table included elsewhere in this proxy statement.

Pension Plan
As of December 31, 2015, the Pyxus International, Inc. Pension Plan (the "PYX Pension Plan") was amended to close the plan to new participants and to freeze the plan by eliminating all notional retirement credits under the plan beginning January 1, 2016. The participant’s notional account balance is credited with annual interest credits. The annual interest crediting rate for each calendar year is equal to the average rate paid on One Year Treasury Constant Maturity Bonds for the month of November in the preceding year, plus 1%, provided that the interest crediting rate is not less than 3%. The interest crediting rate for calendar year 2019 is 3.00%.

Prior to January 1, 2016, the PYX Pension Plan covered all full-time, salaried employees of the Company and its subsidiaries who had completed 30 days of employment. Benefits earned under the PYX Pension Plan vest after three years of service with at least one hour of service on or after January 1, 2008 or upon attaining age 65 while actively employed.

A terminated participant may elect to receive the actuarially equivalent value of his or her vested accrued benefit in the form of a lump sum payment or an immediate or deferred annuity commencing at any time following termination of employment.

The PYX Pension Plan preserves certain early retirement rights for participants whose benefits include benefits earned under pension plans merged into the PYX Pension Plan. These provisions will not have a material effect on benefit payments for any of the Named Executive Officers. As of March 31, 2020, Mr. Sikkel was eligible for early retirement and Messrs. Thomas and O’Quinn were not eligible for early retirement.

Executive Retention Plan
On April 17, 2020, the Board, based on the recommendation of the Compensation Committee, approved the adoption of an Executive Officer Retention Plan (the “Retention Plan”) for the benefit of the Company’s executive officers, including the Named Executive Officers. Participants in the Retention Plan each received a one-time retention payment upon entering into a retention agreement with the Company. Under the retention agreements, a participant is required to repay the full retention payment to the Company in the event that the Company terminates the participant’s employment for “cause” or the participant voluntarily resigns without “good reason” (each as defined in the Retention Plan) prior to the expiration of 12 months from the date of the retention payment date. The amounts of the respective cash retention payment to the Named Executive Officers are set forth in the table below.

Name	Title	Retention Payment Amount
J. Pieter Sikkel	President & Chief Executive Officer	$1,088,000
Joel L. Thomas	Executive Vice President, .Chief Financial Officer	$553,000
William L. O'Quinn, Jr.	Senior Vice President, Chief Legal Officer	$345,000

Outstanding Equity Awards at Fiscal Year-End Table
The following table presents information regarding unexercised stock options and granted but unvested restricted stock unit and performance-contingent share unit awards held by the Named Executive Officers at March 31, 2020. Pursuant to the terms of the Plan, upon the effectiveness of the Plan all outstanding rights to acquire common stock will be cancelled.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested ($)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested (1) ($)
J. Pieter Sikkel	50,000	—	$60.00	3/24/2021
	50,000	—	$60.00	4/17/2022
					4,167	(2)	$12,959
					8,333	(3)	$25,916
								6,250	(4)	$149,313
Joel L. Thomas	4,000	—	$60.00	3/24/2021
	4,000	—	$60.00	4/17/2022
					2,083	(2)	$6,478
					4,166	(3)	$12,956
								3,125	(4)	$9,719
William L.	10,000	—	$60.00	3/24/2021
O'Quinn, Jr.	10,000	—	$60.00	4/17/2022
					1,250	(2)	$3,888
					2,500	(3)	$7,775
								1,875	(4)	$5,831

(1) The market value of stock awards is based on the closing price of the Company’s common stock on March 31, 2020, the last trading day of the fiscal year, which was $3.11 per share.

(2) Restricted stock units granted June 13, 2017. Awards vest ratably one-third per year on each of the first, second and third anniversaries of the grant date.

(3) Restricted stock units granted June 13, 2018. Awards vest ratably one-third per year on each of the first, second and third anniversaries of the grant date.

(4) Performance-contingent share unit awards granted on June 13, 2018. The total number of shares to be earned under the award will be determined at the completion of the performance periods under the award. For purposes of the number of shares to be reported, as well as for purposes of computing the market value of the award, we have assumed that target performance is achieved.

Compensation of Directors

Directors who are employees of the Company are not compensated for their services as directors. The following table represents the fiscal year 2020 compensation for all directors other than Mr. Sikkel, and includes compensation paid to Daniel A. Castle, who resigned as a director on February 19, 2020. Compensation information for Mr. Sikkel is disclosed herein under the section entitled “Executive Compensation.”

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Jeffrey A. Eckmann (1)	$147,950	$51,803	—	$199,753
Joyce L. Fitzpatrick (1)	$117,227	$51,803	—	$169,030
C. Richard Green, Jr. (1)	$119,504	$51,803	—	$171,307
Donna H. Grier (1)	$123,037	$51,803	—	$174,840
Nigel G. Howard (1)	$124,227	$51,803	—	$176,030
Mark W. Kehaya (2)	$107,504	$51,803	—	$159,307
John D. Rice (1)	$121,727	$51,803	—	$173,530
Nathan A. Richardson (1)	$112,260	$51,803	—	$164,063
Martin R. Wade, III (1)	$128,864	$52,581	—	$181,445

Former Director
Daniel A. Castle (3)	$91,834	$50,310	—	$142,144

(1) Independent directors received fees, paid quarterly, based on the following annual retainer schedule:

Type of Service		Annual Retainer
Non-Executive Chairman of the Board		$135,000
Board Member		$67,500
Lead Independent Director	+	$20,000
Audit Committee Member	+	$12,000
Audit Committee Chair	+	$10,000
Executive Committee Member	+	$3,000
Executive Committee Chair	+	$5,000
Executive Compensation Committee Member	+	$12,000
Executive Compensation Committee Chair	+	$7,500
Governance & Nominating Committee Member	+	$7,500
Governance & Nominating Committee Chair	+	$5,000
Social Responsibility & Corporate Affairs Committee Member	+	$7,500
Social Responsibility & Corporate Affairs Committee Chair	+	$5,000
Special Committee Member	+	$7,500
Special Committee Chair	+	$5,000

(2) Mr. Wade was appointed non-executive Chairman of the Board on February 19, 2020.

(3) Mr. Castle resigned as a director on February 19, 2020.

(4) Pursuant to the Company's 2016 Incentive Plan approved by the shareholders on August 11, 2016 (the “Incentive Plan”), (i) beginning with the December 31, 2018 grant and each quarterly grant thereafter until December 31, 2019, the

Board approved non-employee director equity compensation to provide for quarterly grants of common stock which rounded to the nearest ten shares is equal in value to $21,250 for each non-employee director other than the non-executive Chairman of the Board, if any, and for the non-executive Chairman of the Board, if any, quarterly grants of common stock which rounded to the nearest ten shares is equal in value to $31,875, in each case determined in reference to the 15 days’ average closing share price as of the last trading day preceding the grant; and (ii) beginning with the December 31, 2019 grant and each quarterly grant thereafter, the Board approved non-employee director equity compensation to provide for (a) quarterly grants of common stock which rounded to the nearest ten shares is equal in value to $21,250 for each non-employee director, other than the non-executive Chairman of the Board, if any, and for the non-executive Chairman of the Board, if any, quarterly grants of common stock which rounded to the nearest ten shares is equal in value to $31,875, in each case determined in reference to the greater of the 15 days’ average closing share price as of the last trading day preceding the grant or a deemed value of $20.00 per share; and (b) each non-employee director, other than the non-executive Chairman, if any, to further receive a cash payment following each quarterly grant of common stock equivalent in value to the difference between (w) the actual value of the equity grant received by such director at the end of the immediately preceding fiscal quarter, and (x) $21,250; and the non-executive Chairman, if any, to further receive a cash payment following each quarterly grant of common stock equivalent in value to the difference between (y) the actual value of the equity grant received by such director at the end of the immediately preceding fiscal quarter, and (z) $31,875. Mr. Castle received a prorated grant for the quarter in which he resigned from the Board of Directors. The values shown for the common stock reflect the grant date fair value of awards determined in accordance with ASC Topic 718. For a discussion of the assumptions used in the valuation of these awards, see Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Pursuant to the terms of the Plan, upon the effectiveness of the Plan all outstanding rights to acquire common stock will be cancelled.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities

Stock Ownership of Management
The following table provides information as of April 27, 2020, with respect to the direct and indirect ownership of common stock by (1) each director; (2) each of the Named Executive Officers; and (3) all directors and executive officers as a group. On April 27, 2020, there were 9,190,216 shares of Pyxus common stock outstanding, which number does not include shares owned by wholly-owned subsidiaries of the Company which are not entitled to vote their shares or to receive any dividends with respect to such shares. Pursuant to the terms of the Plan, upon the effectiveness of the Plan all outstanding shares of common stock will be cancelled.

Name of Beneficial Owner	Number of Shares with Sole Voting and Investment Power (1)	Number of Shares with Shared Voting and Investment Power (2)	Number of Shares Beneficially Owned (1) (2)	Percent of Class (1) (2)
Jeffrey A. Eckmann	25,050	—	25,050	*
Joyce L. Fitzpatrick	23,910	—	23,910	*
C. Richard Green, Jr.	31,880	1,500	33,380	*
Donna H. Grier	6,900	—	6,900	*
Nigel G. Howard	31,402	—	31,402	*
Mark W. Kehaya (3)	86,510	481,525	568,035	6.1%
William L. O'Quinn, Jr.	35,716	—	35,716	*
John D. Rice	22,050	—	22,050	*
Nathan A. Richardson	5,300	—	5,300	*
J. Pieter Sikkel	141,339	—	141,339	1.5%
Joel L. Thomas	26,029	—	26,029	*
Martin R. Wade, III (1)	30,510	—	30,510	*
Executive Officers and Directors as a Group (includes 14 people total)	466,596	483,025	949,621	10.1%
* Less than 1%.

(1) Includes shares of common stock that may be acquired upon exercise of options that are currently exercisable or will become exercisable within sixty days of April 27, 2020, as follows: Mr. Eckmann, 0 shares; Ms. Fitzpatrick, 0 shares; Mr. Green, 0 shares; Ms. Grier, 0 shares; Mr. Howard, 0 shares; Mr. Kehaya, 50,000 shares; Mr. O’Quinn, 20,000 shares; Mr. Rice, 0 shares; Mr. Richardson, 0 shares; Mr. Sikkel, 100,000 shares; Mr. Thomas, 8,000 shares; Mr. Wade, 0 shares; and the executive officers, directors and nominees as a group, 178,000 shares.

This number also includes shares owned by minor child(ren) of the reporting person, or held in a trust or other estate planning vehicle over which the reporting person is understood to have sole voting and investment power.

(2) Includes shares owned by the spouse of the reporting person, either directly, jointly with the reporting person or as custodian for the minor child(ren) of the reporting person.

(3) For Mr. Kehaya, the amount shown includes, in addition to the 50,000 shares subject to presently exercisable options described in note (1) above: (1) 36,115 shares held directly by Mr. Kehaya over which he has sole voting and dispositive power; (2) 181,404 shares held jointly with Mr. Kehaya’s spouse over which Mr. Kehaya has shared voting and dispositive power; (3) an aggregate of 1,848 shares held by Mr. Kehaya’s spouse as custodian for his children that Mr. Kehaya may be deemed to beneficially own; (4) 395 shares owned indirectly through a 401(k) plan; and (5) 298,273 shares held by various trusts of which Mr. Kehaya is a co-trustee and over which he has shared voting and dispositive power; but excludes 1,131 shares that may be subject to recovery in escheatment proceedings in the State of North Carolina.

Stock Ownership of Certain Beneficial Owners
The following table sets forth the only persons known to the Company to be the beneficial owner (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than five percent of the outstanding shares of common stock of the Company as of the dates set forth in the footnotes to the table. Pursuant to the terms of the Plan, upon the effectiveness of the Plan all outstanding shares of common stock will be cancelled.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
BlackRock, Inc. (2)	592,786	6.5%
55 East 52nd Street
New York, New York 10055
Mark W. Kehaya (3)	568,035	6.1%
234 Fayetteville Street Mall, Sixth Floor
Raleigh, North Carolina 27601
Donald Smith & Co., Inc., et al. (4)	540,161	5.9%
152 West 57th Street
New York, New York 10019
Dimensional Fund Advisors LP (5)	473,423	5.2%
Building One, 6300 Bee Cave Road
Austin, Texas, 78746
D.E. Shaw & Co., L.P., et al. (6)	460,289	5.0%
1166 Avenue of the Americas, 9th Floor
New York, New York 10036
Morgan Stanley (7)	459,933	5.0%
1585 Broadway
New York, New York 10036
(1) All percentages are based on 9,190,216 shares of our common stock outstanding on April 27, 2020, which number does not include 785,313 shares owned by wholly-owned subsidiaries of the Company which are not entitled to vote their shares or to receive any dividends with respect to such shares.

(2) Based solely on a Schedule 13G/A filed by BlackRock, Inc. on February 5, 2020, reporting information as of December 31, 2019 that indicates that BlackRock, Inc. has sole voting power over 575,168 shares and sole dispositive power over 592,786 shares. Such Schedule 13G/A was filed by Blackrock, Inc. as a parent holding company with respect to the following subsidiaries: BlackRock Advisors, LLC, BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc. and

BlackRock Investment Management, LLC. Such Schedule 13G/A reports that no one person's interest in the Company’s common stock of reported as beneficially owned is more than five percent of the total outstanding common shares.

(3) For Mr. Kehaya, the amount shown is as of April 27, 2020 and includes: (1) 36,115 shares held directly by Mr. Kehaya over which he has sole voting and dispositive power; (2) 181,404 shares held jointly with Mr. Kehaya’s spouse over which Mr. Kehaya has shared voting and dispositive power; (3) an aggregate of 1,848 shares held by Mr. Kehaya’s spouse as custodian for his children that Mr. Kehaya may be deemed to beneficially own; (4) 395 shares owned indirectly through a 401(k) plan; (5) 50,000 shares subject to presently exercisable options held by Mr. Kehaya; (6) 298,273 shares held by various trusts of which Mr. Kehaya is a co-trustee and over which he has shared voting and dispositive power; but excludes 1,131 shares that may be subject to recovery in escheatment proceedings in the State of North Carolina.

(4) Based solely on a Schedule 13G jointly filed by Donald Smith & Co., Inc., DSCO Value Fund, L.P., Jon Hartsel and John Piermont on February 10, 2020, reporting information as of December 31, 2019, that indicates that Donald Smith & Co., Inc. had sole power to vote 532,400 shares and sole dispositive power over 535,600 shares, DSCO Value Fund, L.P. had sole voting power with respect to 2,811 shares and sole dispositive power over 2,811 shares, Jon Hartsel had sole power to vote 200 shares and sole dispositive power over 200 shares, and John Piermont had sole voting power with respect to 1,550 shares and sole dispositive power over 1,550 shares. Such Schedule 13G reports that to the knowledge of Donald Smith & Co., Inc., with respect to all shares reported in such Schedule 13G owned by advisory clients of Donald Smith & Co., Inc., not more than five percent of the class of such shares is owned by any one client.

(5) Based solely on a Schedule 13G/A filed by Dimensional Fund Advisors LP on February 12, 2020, reporting information as of December 31, 2019, that indicates that such person beneficially owned 473,423 shares and had sole voting power with respect to 448,665 shares and sole dispositive power over 473,423 shares. Such Schedule 13G/A reports that: Dimensional Fund Advisors LP is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 and furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Dimensional Funds”); in certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Dimensional Funds; in its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Company that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Dimensional Funds; however, all securities reported in such Schedule 13G/A were owned by the Dimensional Funds and, to the knowledge of Dimensional Fund Advisors LP, the interest of any one such Dimensional Fund does not exceed five percent of the outstanding shares of the Company’s common stock; Dimensional disclaims beneficial ownership of such securities; and its filing of such Schedule 13G/A shall not be construed as an admission that it or any of its affiliates is the beneficial owner of any securities covered by such Schedule 13G/A for any other purposes than Section 13(d) of the Securities Exchange Act of 1934.

(6) Based solely on a Schedule 13G jointly filed by D.E. Shaw & Co., L.P. and David E. Shaw on January 10, 2020, reporting information as of December 31, 2019, that indicates that D.E. Shaw & Co., L.P. had sole power to vote 44,923 shares and sole dispositive power over 460,289 shares, and David E. Shaw had sole power to vote 44,923 shares and sole dispositive power over 460,289 shares. Such Schedule 13G reports that the 460,289 shares reported as beneficially owned by D.E. Shaw & Co., L.P. and David E. Shaw is composed of (i) 155,930 shares in the name of D. E. Shaw Valence Portfolios, L.L.C., (ii) 111,326 shares in the name of D. E. Shaw Oculus Portfolios, L.L.C., (iii) 1,306 shares in the name of D. E. Shaw Asymptote Portfolios, L.L.C., and (iv) 191,727 shares under the management of D. E. Shaw Investment Management, L.L.C. Such Schedule 13G further reports that David E. Shaw does not own any shares directly; by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C. and the managing member of D. E. Shaw Investment Management, L.L.C. and D. E. Shaw Adviser, L.L.C., which in turn is the investment adviser of D. E. Shaw Asymptote Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C. and the managing member of D. E. Shaw Manager, L.L.C., which in turn is the manager of D. E. Shaw Asymptote Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of 444,923 shares and the shared power to dispose or direct the disposition of 460,289 shares.

(7) Based solely on a Schedule 13G filed by Morgan Stanley on May 14, 2020, reporting information as of May 4, 2020, that indicates that Morgan Stanley has shared voting power over 456,468 shares and shared dispositive power over 459,933 shares. The Schedule 13G reports that, in accordance with the Securities and Exchange Commission Release No. 34-39538 (January 12, 1998) (the “Release”), the Schedule 13G reflects the securities beneficially owned, or that may be deemed to be beneficially owned, by certain operating units (collectively, the “MS Reporting Units”) of Morgan Stanley and its subsidiaries and affiliates (collectively, “MS”) and does not reflect securities, if any, beneficially owned by any operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with the Release.

Equity Compensation Plan Information
as of March 31, 2020
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(3)
Equity Compensation Plans Approved by Security Holders	549,526	$60.00	1,351,186
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	549,526	$60.00	1,351,186

(1) These shares consist of 122,526 restricted stock units and performance share units issued and outstanding under the 2016 Incentive Plan and 427,000 stock options issued and outstanding under the Company's 2007 Incentive Plan.

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

Pursuant to the terms of the Plan, upon the effectiveness of the Plan all outstanding rights to acquire common stock will be cancelled and outstanding equity compensation plans will be terminated.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence
The Board has previously determined that the Company's current directors listed herein, with the exception of Mr. Sikkel who is currently President and Chief Executive Officer of the Company, were independent as that term is defined under the Corporate Governance Standards of the New York Stock Exchange.

Related Party Transactions
The Company annually collects written questionnaires from its officers and directors and engages in an internal process intended to identify transactions involving the Company and its officers or directors, including those required to be disclosed pursuant to the proxy statement rules of the Securities and Exchange Commission. Based on the information collected, the Company’s Chief Legal Officer initially determines whether any identified transactions are required to be disclosed under the relevant rules. Information regarding any qualifying transaction(s) is presented to the Audit Committee, which pursuant to its charter makes a determination as to whether to approve or ratify such transaction(s). The transaction disclosed below was approved and ratified by the Audit Committee pursuant to these procedures.

During the fiscal year ended March 31, 2019, the Company purchased tobacco from Msamba Estate Limited for approximately $947,300. Msamba Estate Limited, a commercial tobacco grower in Malawi which has been selling tobacco to the Company and its predecessors since 2001, is owned by the brother of Graham J. Kayes. Mr. Kayes, who served as Executive Vice President - Business Relationship Management and Leaf until September 2018, and now serves as Executive Vice President – Business Relationship Management and Leaf of the Company’s subsidiary Alliance One International, LLC, did not have any involvement in the sales transactions between the Company and Msamba Estate Limited. The price paid to Msamba Estate Limited for the tobacco was at the same price paid to other Malawi growers for the same grades and types of tobacco.

Board Committees and Membership
The Board has standing Audit, Executive, Executive Compensation, Governance and Nominating, and Social Responsibility and Corporate Affairs Committees. The following table indicates the current membership of each standing committee of the Board.

Committee Membership
	Audit	Executive	Executive Compensation	Governance and Nominating	Social Responsibility and Corporate Affairs
Mr. Eckmann	X	X	X
Ms. Fitzpatrick				X	X*
Mr. Green			X	X
Ms. Grier	X*		X
Mr. Howard			X*	X
Mr. Kehaya					X
Mr. Rice	X			X*
Mr. Richardson			X		X
Mr. Sikkel		X
Mr. Wade	X	X*			X
*Chair

Item 14. Principal Accounting Fees and Services

Deloitte & Touche LLP (“Deloitte & Touche”), audited the Company’s accounts for the fiscal years ended March 31, 2020 and March 31, 2019. Deloitte & Touche has served as the Company’s independent auditors since 2006.

Set forth below are the fees billed to the Company by Deloitte & Touche in connection with services rendered during the fiscal years ended March 31, 2019 and March 31, 2020:

	FY2019	FY2020
Audit Fees (1)	$5,652,324	$7,091,500
Audit-Related Fees (2)	1,608,850	2,549,650
Tax Fees (3)	19,000	12,000
All Other Fees (4)	—	2,695
Total	$7,280,174	$9,655,845

(1) Audit Fees. Audit Fees consist of professional services rendered in the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with reporting requirements.

(2) Audit-Related Fees. Audit-Related Fees consist of assurance and related services performed by the independent auditor that are reasonably related to the performance of the audit or review of financial statements and may include, among others, employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews and consultation regarding financial accounting and reporting standards.

(3) Tax Fees. Tax Fees consist of services performed by the independent auditor for tax compliance, tax planning and tax advice.

(4) All Other Fees. There were no fees billed or services rendered by Deloitte & Touche during fiscal years 2019 and 2020 other than those described above.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent auditors. These services include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee requires the independent auditors and management to report at Audit Committee meetings throughout the year on the actual fees charged for each category of service.

During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances the Audit Committee requires specific pre-approval before engagement. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The Chairman of the Audit Committee must report on such pre-approvals at the next scheduled Audit Committee meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Consolidated Statements of Operations - Years ended March 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive (Loss) Income - Years ended March 31, 2020, 2019, and 2018
Consolidated Balance Sheets - March 31, 2020 and 2019
Consolidated Statements of Stockholders' Equity - Years ended March 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows - Years ended March 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.All other financial statement schedules are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b) The following documents are filed as exhibits to this report pursuant to Item 601 of Regulation S-K:

2.01	Order dated August 24, 2020 issued by the United States Bankruptcy Court for the District of Delaware in the case captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 24, 2020 (SEC File No. 001-13684).

2.02	Amended Joint Prepackaged Chapter 11 Plan of Reorganization filed by the Debtors in the case before the United States Bankruptcy Court for the District of Delaware captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K, filed August 24, 2020 (SEC File No. 001-13684).

3.01	Amended and Restated Articles of Incorporation, as amended (filed herewith).

3.02	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed February 24, 2020 (SEC File No. 001-13684).

4.01	Specimen of Common Stock certificate, incorporated by reference to Exhibit 4.01 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 7, 2018 (SEC File No. 001-13684).

4.02	Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of the Company (SEC File No. 001-13684).

4.03	Indenture dated as of October 14, 2016 among Alliance One International, Inc., Alliance One Specialty Products, LLC, as initial guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, collateral agent, registrar and paying agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 14, 2016 of the Company (SEC File No. 001-13684).

4.04	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.01	Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.02	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.03	Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 001-13684).

10.04	Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of the Company filed on July 11, 2011 (SEC File No. 001-13684).*

10.05	Pyxus International, Inc. Amended and Restated 2016 Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Pyxus International, Inc. on July 15, 2019 (SEC File No. 001-13684)).*
10.06	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.07	Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.08	Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 001-13684).*

10.09	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 001-13684).*

10.10	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 001-13684).*

10.11	Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.12	Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 001-13684).*

10.13	Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 7, 2013 (SEC File No. 001-13684).*

10.14	Summary of executive officer compensation arrangements (filed herewith).*

21	List of subsidiaries (filed herewith).

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in XBRL: (i) Consolidated Statements of Operations for the three years ended March 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive (Loss) Income for the three years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets as of March 31, 2020 and 2019; (iv) Consolidated Statements of Stockholders' Equity for the three years ended March 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three years ended March 31, 2020, 2019 and 2018; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

*Indicates management compensatory plan, contract or arrangement.
**This exhibit is furnished herewith, but not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company's consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 24, 2020.

OLD HOLDCO, INC. (Registrant)

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 24, 2020.

/s/ J. Pieter Sikkel		/s/ Donna H. Grier
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Donna H. Grier Director

/s/ Joel L. Thomas		/s/ Nigel G. Howard
Joel L. Thomas Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Nigel G. Howard Director

/s/ Philip C. Garofolo		/s/ Mark W. Kehaya
Philip C. Garofolo Vice President - Controller (Principal Accounting Officer)		Mark W. Kehaya Director

/s/ Jeffrey A. Eckmann		/s/ John D. Rice
Jeffrey A. Eckmann Director		John D. Rice Director

/s/ Joyce L. Fitzpatrick		/s/ Nathan A. Richardson
Joyce L. Fitzpatrick Director		Nathan A. Richardson Director

/s/ C. Richard Green, Jr.		/s/ Martin R. Wade, III
C. Richard Green Jr. Director		Martin R. Wade, III Chairman