Form 10-Q
period 2020-06-30
PYXUS INTERNATIONAL, INC.
filed 2020-08-24
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2020.

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
(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company' in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐    Accelerated Filer   ☒    Non-Accelerated filer   ☐
Smaller Reporting Company   ☒    Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2020, the registrant had 9,975,875 shares outstanding of Common Stock (no par value).

PRELIMINARY NOTE

This Form 10-Q is being filed by Old Holdco, Inc. which was formerly named “Pyxus International, Inc.” (the “Company,” “Pyxus,” “we,” or “us,” which terms, when used with respect to periods commencing after the effectiveness of the Plan (as defined below), would include New Pyxus (as defined in "Note 1. Basis of Presentation and Significant Accounting Policies" and "Note 22. Subsequent Events" to the "Notes to Consolidated Financial Statements"), unless the context would indicate otherwise). This Form 10-Q is being signed concurrently with the effectiveness of the Plan.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), the Company (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. This Form 10-K is being signed concurrently with the effectiveness of the Plan. These and other related matters are discussed in greater detail in the "Note 1. Basis of Presentation and Significant Accounting Policies" and "Note 22. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

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

A further description of these risks, uncertainties, and other factors can be found in the “Risk Factors” section of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2020 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Part I. Financial Information

Item 1. Financial Statements

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2020	2019
Sales and other operating revenues	$262,809	$276,670
Cost of goods and services sold	243,183	236,958
Gross profit	19,626	39,712
Selling, general, and administrative expenses	60,757	49,377
Other (expense) income, net	(2,392)	2,948
Restructuring and asset impairment charges	73	212
Operating loss	(43,596)	(6,929)
Debt retirement expense	828	—
Interest expense (includes debt amortization of $2,760 and $2,208 for 2020 and 2019, respectively)	31,262	33,812
Interest income	755	1,154
Reorganization items:
Professional fees	(2,573)	—
United States trustee fees	(518)	—
Write-off of unamortized debt issuance costs and discount	(4,020)	—
DIP financing fees	(19,755)	—
Loss before income taxes and other items	(101,797)	(39,587)
Income tax (benefit) expense	(8,168)	23,453
Income from unconsolidated affiliates	820	877
Net loss	(92,809)	(62,163)
Net loss attributable to noncontrolling interests	(648)	(366)
Net loss attributable to Pyxus International, Inc.	$(92,161)	$(61,797)

Loss per share:
Basic	$(9.24)	$(6.79)
Diluted	$(9.24)	$(6.79)

Weighted average number of shares outstanding:
Basic	9,976	9,100
Diluted	9,976	9,100

See "Notes to Condensed Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2020	2019
Net loss	$(92,809)	$(62,163)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(140)	(400)
Pension and other postretirement benefit plans	494	311
Cash flow hedges	(531)	369
Total other comprehensive (loss) income, net of tax	(177)	280
Total comprehensive loss	(92,986)	(61,883)
Comprehensive loss attributable to noncontrolling interests	(724)	(336)
Comprehensive loss attributable to Pyxus International, Inc.	$(92,262)	$(61,547)

See "Notes to Condensed Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries (Debtor-in-Possession) Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30, 2020	June 30, 2019	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$172,795	$164,135	$170,208
Restricted cash	2,649	3,137	2,486
Trade receivables, net	159,392	193,076	226,742
Other receivables	10,788	10,522	12,997
Accounts receivable, related parties	4,589	17,239	5,030
Notes receivable, related parties	400	150	406
Inventories, net	832,223	817,663	730,019
Advances to tobacco suppliers, net	32,535	41,264	38,877
Recoverable income taxes	16,873	8,182	7,562
Prepaid expenses	30,836	20,448	23,383
Other current assets	14,170	15,006	14,658
Total current assets	1,277,250	1,290,822	1,232,368
Restricted cash	389	389	389
Long-term notes receivable, related parties	—	—	7,450
Investments in unconsolidated affiliates	57,479	64,535	67,967
Goodwill	6,120	34,547	—
Other intangible assets, net	64,957	70,778	65,948
Deferred income taxes, net	—	113,666	2
Long-term recoverable income taxes	2,628	2,638	3,038
Other noncurrent assets	46,089	53,845	48,434
Right-of-use assets	39,602	45,969	41,471
Property, plant, and equipment, net	298,154	288,386	295,996
Total assets	$1,792,668	$1,965,575	$1,763,063
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$524,266	$520,828	$540,157
DIP financing	131,700	—	—
Accounts payable	84,078	85,060	67,094
Accounts payable, related parties	19,775	20,773	11,820
Advances from customers	22,100	18,779	18,810
Advances from related parties	4,030	—	—
Accrued expenses and other current liabilities	91,989	104,392	89,928
Income taxes payable	2,735	18,314	5,049
Operating leases payable	10,978	15,275	11,160
Current portion of long-term debt	273,524	334	45,048
Total current liabilities	1,165,175	783,755	789,066
Long-term taxes payable	7,623	8,660	8,543
Long-term debt	3,238	899,672	904,316
Deferred income taxes	25,603	33,668	22,903
Liability for unrecognized tax benefits	12,229	8,544	12,311
Long-term leases	25,121	28,876	27,843
Pension, postretirement, and other long-term liabilities	73,869	71,835	74,389
Total liabilities not subject to compromise	1,312,858	1,835,010	1,839,371
Liabilities subject to compromise
Debt subject to compromise	635,686	—	—
Accrued interest on debt subject to compromise	13,421	—	—
Total liabilities subject to compromise	649,107	—	—
Total liabilities	1,961,965	1,835,010	1,839,371
Commitments and contingencies

(in thousands)				June 30, 2020	June 30, 2019	March 31, 2020
Stockholders’ equity	June 30, 2020	June 30, 2019	March 31, 2020
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	9,976	9,917	9,976	469,794	469,365	469,677
Retained deficit				(580,706)	(285,681)	(488,545)
Accumulated other comprehensive loss				(59,233)	(61,092)	(59,132)
Total stockholders’ equity of Pyxus International, Inc.				(170,145)	122,592	(78,000)
Noncontrolling interests				848	7,973	1,692
Total stockholders’ equity				(169,297)	130,565	(76,308)
Total liabilities and stockholders’ equity				$1,792,668	$1,965,575	$1,763,063

See "Notes to Condensed Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
(Debtor-in-Possession)
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss attributable to Pyxus International, Inc.	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020	$469,794	$(580,706)	$(22,573)	$(36,660)	$—	$848	$(169,297)

Balance, March 31, 2019	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019	$469,365	$(285,681)	$(22,409)	$(36,438)	$(2,245)	$7,973	$130,565

See "Notes to Condensed Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries (Debtor-in-Possession) Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended June 30,
(in thousands)	2020	2019
Operating Activities:
Net loss	$(92,809)	$(62,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,026	8,810
Debt amortization/interest	3,434	2,818
Gain on foreign currency transactions	(5,006)	(2,232)
Income from unconsolidated affiliates, net of dividends	4,359	5,328
Reorganization items	15,703	—
Changes in operating assets and liabilities, net	(49,285)	(119,629)
Other, net	13,292	(2,854)
Net cash used by operating activities	(100,286)	(169,922)

Investing Activities:
Purchases of property, plant, and equipment	(5,002)	(19,344)
Collections on beneficial interests on securitized trade receivables	53,949	72,266
Payments to acquire businesses, net of cash acquired	(4,805)	—
Other, net	33	(319)
Net cash provided by investing activities	44,175	52,603

Financing Activities:
Net repayments and proceeds from short-term borrowings	(19,517)	92,524
Proceeds from DIP facility	131,700	—
Repayment of revolving loans facilities	(44,900)	—
Proceeds from long term borrowings	2,606	—
Debt issuance cost	(1,758)	(3,368)
DIP financing fees	(9,085)	—
Other, net	(384)	(85)
Net cash provided by financing activities	58,662	89,071

Effect of exchange rate changes on cash	199	(1,901)

Increase (decrease) in cash, cash equivalents, and restricted cash	2,750	(30,149)
Cash and cash equivalents at beginning of period	170,208	192,043
Restricted cash at beginning of period	2,875	5,767
Cash, cash equivalents, and restricted cash at end of period	$175,833	$167,661

Other information:
Cash paid for income taxes, net	$2,173	$5,222
Cash paid for interest	18,803	19,187
Cash received from interest	(903)	(1,630)
Cash paid for reorganization items	2,078	—

Noncash investing activities:
Purchases of property, plant, and equipment included in accounts payable	$690	$6,545
Sales of property, plant, and equipment included in notes receivable	409	1,930
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	47,120	46,882

See "Notes to Condensed Consolidated Financial Statements"

Old Holdco, Inc. (formerly Pyxus International, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The year-end condensed balance sheet data was derived from the audited financial statements. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

The Company applied Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that may be impacted by the Chapter 11 proceedings have been classified as liabilities subject to compromise on the condensed consolidated balance sheet as of June 30, 2020.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), Pyxus International, Inc. and its subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al.

In the Chapter 11 Cases, the Bankruptcy Court granted the Debtors' motions to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure its ability to continue operating in the ordinary course of business both domestically and internationally, the Debtors also filed with the Bankruptcy Court a variety of “first day” relief motions, including authority to pay employee wages and benefits and vendors and suppliers in the ordinary course of business, which motions were granted by the Bankruptcy Court. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation then pending against these entities, have been subject to an automatic stay during the pendency of the Chapter 11 Cases.

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

On June 14, 2020, the Debtors entered into a Restructuring Support Agreement with holders (collectively, the “Consenting Noteholders”) of greater than 92% of the First Lien Notes and greater than 67% of the Second Lien Notes. As set forth in the RSA, including in the term sheets attached thereto (including all exhibits, annexes and schedules attached thereto, the Debtors and Consenting Noteholders agreed to the terms of the Restructuring, which was contemplated to be implemented through the Prepack Plan. On June 15, 2020, the Debtors commenced the Chapter 11 Cases to implement the Prepack Plan. Refer to "Note 22. Subsequent Events" for more information.

Liabilities Subject to Compromise
The condensed consolidated balance sheets include amounts classified as liabilities subject to compromise, which represent pre-petition liabilities that have been allowed as claims in the Chapter 11 Cases, although they may be settled for less. The Company evaluated these liabilities throughout the Chapter 11 Cases and adjusted amounts as necessary. Liabilities subject to compromise included the Company's Second Lien Notes and related interest. Upon confirmation of the Plan of Reorganization by the Bankruptcy Court, claims and interests with respect to the First Lien Notes were discharged. As a result, liabilities subject to compromise does not include the Company's First Lien Notes and related interest.

Reorganization Items
Expenditures, gains, and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items in the condensed consolidated statements of operations. Reorganization items included professional fees pertaining to the Chapter 11 Cases, United States trustee fees, DIP financing fees, and the write-off of unamortized debt issuance cost and discount.

Contract Balances
The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's trade receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. Refer to "Note 3. Revenue Recognition" for a summary of the activity in the allowance for expected credit losses.

Reclassifications
Prior period amounts have been reclassified to conform to the current year presentation of notes receivable, related parties in the condensed consolidated balance sheets, certain items in the condensed consolidated statements of cash flows, and the components within inventory, see "Note 7. Inventories, Net" for more information.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 and its related amendments are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial assets held at amortized cost and other commitments to extend credit held by a reporting entity at each reporting date. Based on the Company's scoping assessment, ASU 2016-13 primarily impacts trade receivables. This guidance was early adopted by the Company as of April 1, 2020 using the modified retrospective approach. The adoption of this new accounting standard did not have a material impact on the Company's financial condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 updates disclosure requirements for defined benefit plans. This guidance was adopted using a retrospective approach and was effective beginning in the first quarter of fiscal year 2021. This new accounting standard did not have a material impact on the Company's financial condition, results of operations, or cash flows; however, expanded disclosures will be required in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Recent Accounting Pronouncements Not Yet Adopted
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

3. Revenue Recognition

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. Other products and services venue is primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue. The following disaggregates sales and other operating revenues by major source:

	Three Months Ended June 30,
	2020	2019
Leaf - North America:
Product revenue	$25,918	$31,141
Processing and other revenues	3,979	3,809
Total sales and other operating revenues	29,897	34,950

Leaf - Other Regions:
Product revenue	218,356	225,147
Processing and other revenues	9,383	10,623
Total sales and other operating revenues	227,739	235,770

Other Products and Services:
Total sales and other operating revenues	5,173	5,950

Total sales and other operating revenues	$262,809	$276,670

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended June 30,
	2020	2019
Balance, beginning of period	$(15,893)	$(13,381)
Write-offs	908	6,131
Balance, end of period	(14,985)	(7,250)
Trade receivables	174,377	200,326
Trade receivables, net	$159,392	$193,076

4. Income Taxes

Accounting for Uncertainty in Income Taxes
As of June 30, 2020, the Company’s unrecognized tax benefits totaled $20,843, of which $10,316 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2020, accrued interest and penalties totaled $1,198 and $728, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

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

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2020, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2017. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2020
The effective tax rate for the three months ended June 30, 2020 and 2019 was 8.0% and (59.2)%, respectively. For the three months ended June 30, 2020 and 2019, the effective rate differed from the U.S. statutory rate of 21% due to the impact of non-deductible interest, net foreign exchange effects, and the expected jurisdictional mix of earnings. The primary differences in the effective tax rates year-over-year are the impact of net foreign exchange effects, increases in non-deductible interest, as well as foreign income taxed in the U.S., variations in the expected jurisdictional mix of earnings, and variations in included/excluded entities per adherence to ASC 240-270.

The Company's quarterly provision for income taxes has been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. The Company expects the recorded current benefit to be utilized by year-end through offsets to current tax. For the three months ended June 30, 2020, the Company recorded the net tax effects of excluded entities and certain discrete events, which resulted in income tax benefits of $360 and $276, respectively. The discrete income tax benefits are primarily related to the impact of changes in uncertain tax positions and changes in foreign exchange impacts. For the three months ended June 30, 2019, the Company recorded the tax effects of discrete events resulting in additional income tax benefit of $2,601. These discrete income tax benefits are primarily related to the impact of changes in uncertain tax positions, an adjustment made to the deemed repatriation tax liability as a result of retroactive regulatory guidance issued during the quarter, and changes in foreign exchange impacts.

5. Loss Per Share

The following summarizes the computation of loss per share:

	Three Months Ended June 30,
(in thousands, except per share data)	2020	2019
Basic loss per share:
Net loss attributable to Pyxus International, Inc.	$(92,161)	$(61,797)
Shares:
Weighted average number of shares outstanding(1)	9,976	9,100
Basic loss per share	$(9.24)	$(6.79)

Diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(92,161)	$(61,797)
Shares:
Weighted average number of shares outstanding(1)	9,976	9,100
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	—
Adjusted weighted average number of shares outstanding	9,976	9,100
Diluted loss per share	$(9.24)	$(6.79)
(1) 0 and 785 shares of common stock were owned by a wholly owned subsidiary as of June 30, 2020 and 2019, respectively.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 20 and 62 for the three months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,
	2020	2019
Antidilutive stock options and other awards	427	427
Antidilutive stock options and other awards under stock-based compensation programs excluded based on reporting a net loss for the period	24	—
Total common stock equivalents excluded from diluted loss per share	451	427
Weighted average exercise price	$56.86	$60.00

6. Cash, Cash Equivalents, and Restricted Cash

The following summarizes the composition of restricted cash:

	June 30, 2020	June 30, 2019	March 31, 2020
Compensating balance for short-term borrowings	$900	$1,230	$893
Escrow	1,363	1,397	1,450
Other	775	899	$532
Total	$3,038	$3,526	$2,875

7. Inventories, Net

The following summarizes the composition of inventories, net:

	June 30, 2020	June 30, 2019	March 31, 2020
Processed tobacco	$534,833	$553,890	$485,764
Unprocessed tobacco	237,227	234,766	178,782
Other tobacco related	21,779	24,145	24,071
Other(1)	38,384	4,862	41,402
Total	$832,223	$817,663	$730,019
(1) Represents inventory from the other products and services segment.

During the quarter ended June 30, 2020, the Company recorded a $15,056 inventory LCM write-down of its inventory from the other products and services segment due to a shift in expected future products mix in response to market supply conditions and continued market price compression.

8. Acquisitions

On December 18, 2017, the Company completed a purchase of a 40.0% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company that is engaged in cannabidiol ("CBD") extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law. On April 22, 2020, the Company acquired the remaining 60.0% of the equity in Criticality in exchange for consideration consisting of $5,000 cash and the settlement of the Company's $7,450 note receivable from Criticality, subject to certain post-closing adjustments.

The acquisition of Criticality was a business combination achieved in stages, which required the Company to remeasure its previously held equity interest in Criticality at its acquisition date fair value. This remeasurement resulted in a loss of approximately $2,667 being recorded in other (expense) income, net within the condensed consolidated statements of operations for the three months ended June 30, 2020. The assets and liabilities were recorded at their fair value.

Following the acquisition, the Company recorded certain post-closing purchase price adjustments. The acquisition allowed the Company to expand its industrial hemp production and product portfolio. The following summarizes the fair values of the assets acquired and liabilities assumed as of April 22, 2020:

Cash and cash equivalents	$195
Accounts receivable	1,528
Advances to suppliers	1,043
Inventories	3,823
Other current assets	181
Property, plant, and equipment	5,060
Goodwill	6,120
Total assets acquired	17,950
Accounts payable	1,654
Notes payable	7,450
Other current liabilities	513
Total liabilities	9,617
Fair value of equity interest	$8,333

Revenue, operating loss, and net loss of Criticality in the consolidated statements of operations from and including April 22, 2020 to June 30, 2020 were $17, $(791), and $(910), respectively. As a result, the impact to basic and diluted earnings per share was $(0.09) and $(0.09), respectively. Unaudited pro forma information was not separately stated due to the close proximity of the acquisition date to the beginning of the Company's fiscal year.

9. Equity Method Investments

The following summarizes the Company's equity method investments as of June 30, 2020:

Entity Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	—
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	—
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	5,189
Nicotine River, LLC	U.S.	produce consumable e-liquids	40%	1,778
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	—
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	—
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	—

The following summarizes financial information for these equity method investments:

	Three Months Ended June 30,
	2020	2019
Operations statement:
Sales	$35,711	$46,233
Gross profit	6,949	9,507
Net income	2,309	3,100
Company's dividends received	5,064	6,094

	June 30,
	2020	2019	March 31, 2020
Balance sheet:
Current assets	$232,176	$236,389	$145,207
Property, plant, and equipment and other assets	50,679	55,023	56,481
Current liabilities	174,367	184,526	82,377
Long-term obligations and other liabilities	6,107	3,354	6,296

Of the amounts presented above, the following summarizes financial information for China Brasil Tobacos Exportadora SA ("CBT"):

	Three Months Ended June 30,
	2020	2019
Operations statement:
Sales	$14,328	$18,391
Gross profit	2,148	2,212
Net income (loss)	915	(35)
Net income (loss) attributable to CBT	448	(17)

10. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	June 30, 2020	June 30, 2019	March 31, 2020
Investments in variable interest entities	$51,509	$57,541	$62,407
Receivables with variable interest entities	2,039	14,500	10,099
Guaranteed amounts to variable interest entities (not to exceed)	60,937	63,584	59,792

11. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Three Months Ended June 30, 2020
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.45 years	$63,980	$—	$(34,054)	$—	$29,926
Production and supply contracts (2)	2.75 years	7,000	—	(3,354)	—	3,646
Internally developed software	3.60 years	22,385	—	(19,427)	17	2,975
Licenses (3)	16.75 years	30,886	—	(3,754)	919	28,051
Trade names	5.75 years	500	—	(141)	—	359
Intangibles not subject to amortization:
Goodwill (4)		—	6,120	—	—	6,120
Total		$124,751	$6,120	$(60,730)	$936	$71,077
(1) Amortization expense across intangible asset classes for the three months ended June 30, 2020 was $1,839.
(2) Production and supply contract with a gross carrying amount of $7,893 was fully amortized and removed during the year ended March 31, 2020.
(3) Certain of the Company's license intangibles are subject to annual renewal.
(4) Goodwill of $6,120 relates to the Other Products and Services segment.

	Year Ended March 31, 2020
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.66 years	$63,980	$—	$(33,049)	$—	$30,931
Production and supply contracts	3.00 years	14,893	—	(11,217)	—	3,676
Internally developed software	3.96 years	19,917	2,468	(19,082)	—	3,303
Licenses (2)	16.95 years	33,330	195	(3,310)	(2,551)	27,664
Trade names	6.00 years	500	—	(126)	—	374
Total		$132,620	$2,663	$(66,784)	$(2,551)	$65,948
(1) Amortization expense across intangible asset classes for the fiscal year ended March 31, 2020 was $6,991.
(2) Certain of the Company's license intangibles are subject to annual renewal.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Production and Supply Contracts	Internally Developed Software(1)	Licenses	Trade Names	Total
2021 (excluding the three months ended June 30, 2020)	$3,016	$841	$579	$1,347	$47	$5,830
2022	4,022	1,397	851	1,793	63	8,126
2023	4,022	1,397	768	1,790	63	8,040
2024	4,022	11	520	1,790	63	6,406
2025	4,022	—	257	1,735	63	6,077
Thereafter	10,822	—	—	19,596	60	30,478
	$29,926	$3,646	$2,975	$28,051	$359	$64,957
(1) Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2020. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

12. Debt Arrangements

The following summarizes debt and notes payable:

			June 30, 2020
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
(in thousands)	2020	2020	Available	Rate
Senior secured credit facility:
ABL facility	$44,900	$—	$—	4.1%	(1)
Senior notes:
8.5% senior secured first lien notes (2)	272,871	273,377	—	8.5%
9.875% senior secured second lien notes (3)	630,737	635,686	—	9.9%
Other long-term debt	856	3,385	387	8.0%	(1)
Notes payable to banks (4)	540,157	524,266	234,953	6.6%	(1)
DIP Financing	—	131,700	75,000	11.9%
Total debt	$1,489,521	$1,568,414	$310,340
Short-term	540,157	655,966
Long-term:
Current portion of long-term debt	$45,048	$273,524
Long-term debt	904,316	3,238
	$949,364	$276,762
Debt subject to compromise:
9.875% senior secured second lien notes (3)	$—	$635,686

Letters of credit	7,027	5,880	2,765
Total credit available			$313,105

(1) Weighted average rate for the trailing twelve months ended June 30, 2020.
(2) Repayment of $273,377 is net of original issue discount of $517 and unamortized debt issuance costs of $1,106. Total repayment will be $275,000.
(3) Upon commencement of the Chapter 11 Cases on June 15, 2020, the carrying amount of the Second Lien Notes was adjusted to write-off the original issue discount of $2,305 and the unamortized debt issuance costs of $1,715 to reorganization items. The Second Lien Notes are classified as liabilities subject to compromise within the condensed consolidated balance sheets as of June 30, 2020.

(4) Primarily foreign seasonal lines of credit.

Debtor-in-Possession Financing
The commencement of the Chapter 11 Cases on June 15, 2020 constituted an event of default, and caused an automatic and immediate acceleration of repayment obligations under the First Lien Notes, the Second Lien Notes, and the ABL Facility.

However, any efforts to enforce such payment obligations are automatically stayed as of the Petition Date, and are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Borrowings under the ABL Facility were not available commencing on the Petition Date as a result of this event of default.

In June 2020, the Company drew down $131,700 in initial funding from the DIP Facility. The proceeds from the DIP Facility were used to (a) pay down the outstanding amount drawn on the ABL Facility of $44,900; (b) pay related transaction costs, fees, and expenses associated with the repayment and termination of the ABL Facility; (c) provide working capital for other general corporate purposes in accordance with the Budget; (d) make adequate protection payments as authorized by the Bankruptcy Court in the DIP Order; (e) pay obligations arising from or related to the Carve Out (as defined below); and (f) pay restructuring costs incurred in connection with the Chapter 11 Cases. Drawn amounts under the DIP Facility bear interest at either (1) an Alternate Base Rate plus 9.25%, per annum or (2) 10.25% plus the LIBOR Rate, per annum, with a LIBOR floor of 1.5%. Undrawn amounts under the DIP Facility are subject to a ticking fee of 3.0% per annum calculated on a daily basis on the aggregate daily unused amount, accruing commencing on June 17, 2020 and until such commitments have terminated, which ticking fee is due and payable in arrears on the earlier to occur of a borrowing upon entry of a final order and the date on which such commitments have terminated. During the continuance of an event of default (as further described in the DIP Credit Agreement), the overdue amounts under the DIP Facility bear interest at an additional 2% per annum above the interest rate otherwise applicable.

The maturity date of the DIP Facility is the earliest of (a) December 17, 2020; (b) the date of the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code) of a plan of reorganization; (c) the date on which Pyxus and its subsidiaries consummate a sale of all or substantially all of their assets pursuant to section 363 of the Bankruptcy Code or otherwise; or (d) such earlier date on which the loans shall become due and payable by acceleration or otherwise in accordance with the terms of the DIP Credit Agreement and the other related documents.

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

Upon the effectiveness of the Plan, claims under the DIP Facility are satisfied in the manner set forth in the Plan and the DIP Facility terminates. Refer to "Note 22. Subsequent Events" for more information.

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

13. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of June 30, 2020, the investment limit under the first facility was $125,000 of trade receivables. Under the second and third facilities, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of

June 30, 2020, the investment limit under the second facility was $125,000 of trade receivables. As of June 30, 2020, the investment limit under the third facility was variable based on qualifying sales.

As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $5,663, $6,348, and $9,586 as of June 30, 2020 and 2019, and March 31, 2020, respectively.

The following summarizes the accounts receivable securitization information:

	June 30,		March 31,
	2020	2019	2020
Receivables outstanding in facility	$60,324	$78,258	$135,439
Beneficial interests	14,949	14,648	27,021
Servicing liability	7	—	43

	Three Months Ended June 30,
	2020	2019
Cash proceeds for the period ended:
Cash purchase price	$108,007	$103,517
Deferred purchase price	53,949	72,266
Service fees	131	137
Total	$162,087	$175,920

14. Guarantees

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

	June 30, 2020	June 30, 2019	March 31, 2020
Amounts guaranteed (not to exceed)	$110,712	$127,738	$138,953
Amounts outstanding under guarantee(1)	48,339	90,535	48,565
Fair value of guarantees	3,312	3,136	2,791
Amounts due to local banks on behalf of suppliers and included in accounts payable	14,206	24,131	6,849
(1) Of the guarantees outstanding at June 30, 2020, most expire within one year.

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020			June 30, 2019			March 31, 2020
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$3	$—	$3	$—	$—	$—
Securitized beneficial interests	—	14,949	14,949	—	14,648	14,648	—	27,021	27,021
Total assets	$—	$14,949	$14,949	$3	$14,648	$14,651	$—	$27,021	$27,021
Financial Liabilities:
Long-term debt	$318,060	$3,804	$321,864	$814,766	$623	$815,389	$358,782	$848	$359,630
Guarantees	—	3,312	3,312	—	3,136	3,136	—	2,791	2,791
Total liabilities	$318,060	$7,116	$325,176	$814,766	$3,759	$818,525	$358,782	$3,639	$362,421

Level 2 measurements
•Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations with observable inputs. The primary inputs to the valuation include market expectations, the Company's credit risk, and the contractual terms of the debt instrument.

•Derivatives: The fair value of derivatives is based on using the discounted cash flow analysis of the expected future cash flows. The primary inputs to the valuation include forward yield curves, implied volatilities, LIBOR rates, and credit valuation adjustments.

Level 3 measurements
•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rate of 15.0% and the Company’s historical loss rates ranging between 2.2% to 10.0% as of June 30, 2020. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is based on using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 70 to 72 days and discount rates of 2.0% to 3.6% as of June 30, 2020. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

•Long-term debt: The fair value of the long-term debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest of 0.3% to 0.6% and borrowing rates of 7.0% to 10.7%. The borrowing rates were weighted by average loans outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$27,021	$848	$2,791	$40,332	$703	$3,714
Issuances of sales of receivables/guarantees	47,120	—	647	46,882	—	293
Settlements	(57,902)	(100)	(117)	(71,623)	(83)	(879)
Additions	—	3,056	—	—	3	—
(Losses) gains recognized in earnings	(1,290)	—	(9)	(943)	—	8
Ending balance	$14,949	$3,804	$3,312	$14,648	$623	$3,136

For the three months ended June 30, 2020 and 2019, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests were $468 and $946, respectively.

16. Pension and Other Postretirement Benefits

The following summarizes the components of net periodic benefit cost:

	Defined Benefit Plans
	Three Months Ended June 30,
	2020	2019
Operating expenses:
Service cost	$106	$117
Interest expense:
Interest expense	957	1,029
Expected return on plan assets	(740)	(1,121)
Amortization of prior service cost	10	10
Actuarial loss	521	456
Net periodic pension cost	$854	$491

	Other Postretirement Benefits
	Three Months Ended June 30,
	2020	2019
Operating expenses:
Service cost	$2	$2
Interest expense:
Interest expense	69	82
Amortization of prior service cost	(176)	(177)
Actuarial loss	94	109
Net periodic pension cost	$(11)	$16

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Three Months Ended June 30,
	2020	2019
Contributions made during the period	$875	$1,565
Contributions expected for the remainder of the fiscal year	6,306	5,557
Total	$7,181	$7,122

17. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,405 and the total assessment including penalties and interest at June 30, 2020 is $8,610. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,081 and the total assessment including penalties and interest at June 30, 2020 is $5,594. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $11,371. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Asset Retirement Obligations
The Company identified an asset retirement obligation ("ARO") associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under generally accepted accounting principles for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

18. Other Comprehensive Loss

The following summarizes amounts reclassified from accumulated other comprehensive loss to net income:

	Three Months Ended June 30,		Affected Line Item in the Condensed Consolidated
	2020	2019	Statements of Operations
Pension and other postretirement benefits(1):
Actuarial loss	$605	$560
Amortization of prior service cost	(165)	(165)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	440	395
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	(84)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$440	$311	Interest expense

	Three Months Ended June 30,		Affected Line Item in the Condensed Consolidated
	2020	2019	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$164	$651
Amounts reclassified from accumulated other comprehensive loss to net income, gross	164	651
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(694)	(137)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$(530)	$514	Cost of goods and services sold
(1) Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 16. Pension and Other Postretirement Benefits" for additional information.

19. Related Party Transactions

The Company engages in transactions with related parties primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Three Months Ended June 30,
	2020	2019
Sales	$7,228	$7,504
Purchases	18,727	21,355

The Company’s accounts receivable, accounts payable, and advances with related parties, as presented in the condensed consolidated balance sheets, relate to transactions with equity method investees.

20. Segment Information

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

•Other Products and Services primarily consists of cannabis, e-liquid products, and industrial hemp. Cannabis was legalized for adult use in Canada on October 17, 2018. The cannabis products produced by certain of the Company's Canadian subsidiaries are sold primarily to municipally-owned retailers in the provinces of British Columbia, New Brunswick, Nova Scotia, Ontario, and Prince Edward Island in the Canadian market. E-liquids products are sold to consumers through retailers and directly to consumers via e-commerce platforms and other distribution channels.

The following summarizes segment information:

	Three Months Ended June 30,
	2020	2019
Sales and other operating revenues:
Leaf - North America	$29,897	$34,950
Leaf - Other Regions	227,739	235,770
Other Products and Services	5,173	5,950
Total sales and other operating revenues	$262,809	$276,670

Operating loss:
Leaf - North America	$(833)	$762
Leaf - Other Regions	(6,182)	7,034
Other Products and Services	(36,581)	(14,725)
Total operating loss	$(43,596)	$(6,929)

	June 30, 2020	June 30, 2019	March 31, 2020
Segment assets:
Leaf - North America	$283,715	$257,707	$266,253
Leaf - Other Regions	1,334,372	1,540,147	1,284,317
Other Products and Services	174,581	167,721	212,493
Total assets	$1,792,668	$1,965,575	$1,763,063

21. Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the unaudited condensed combined financial statements of the Debtors as of and for the three months ended June 30, 2020. These condensed combined financial statements do not include the results of the Company's subsidiaries that are not part of the Chapter 11 Cases. Intercompany transactions among the Debtors have been eliminated in the combined financial statements. Intercompany transactions among the Debtors and the subsidiaries that are not part of the Chapter 11 Cases have not been eliminated in the Debtors' combined financial statements.

Debtors Condensed Combined Statement of Operations
(Unaudited)

Three Months Ended
(in thousands)	June 30, 2020
Sales and other operating revenues	$190,806
Cost of goods and services sold	167,534
Gross profit	23,272
Selling, general, and administrative expenses	43,151
Other expense, net	(2,536)
Operating loss	(22,415)
Debt retirement expense	828
Interest expense	21,403
Interest income	1,514
Reorganization items:
Professional fees	(2,573)
United States trustee fees	(518)
Write-off of unamortized debt issuance costs and discount	(4,020)
DIP financing fees	(19,755)
Loss before income taxes and other items	(69,998)
Income tax benefit	(160)
Equity in earnings of subsidiaries	(34,859)
Net loss	(104,697)
Net loss attributable to noncontrolling interests	—
Net loss attributable to Pyxus International, Inc.	$(104,697)

Debtors Condensed Consolidated Balance Sheet (Unaudited)
(in thousands)	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$66,063
Trade receivables, net	84,327
Accounts receivable, related parties	60,648
Notes receivable, related parties	57,803
Inventories, net	184,469
Advances to tobacco suppliers, net	84,275
Prepaid expenses	8,334
Other current assets	5,399
Total current assets	551,318
Investment in subsidiaries	1,431,249
Other intangible assets, net	13,146
Property, plant, and equipment, net	51,843
Total assets	$2,047,556
Liabilities and Stockholders’ Equity
Current liabilities
DIP Financing	$131,700
Notes payable, related parties	30,000
Accounts payable	18,951
Accounts payable, related parties	195,591
Advances from customers	14,611
Accrued expenses	43,051
Other current liabilities	3,402
Current portion of long-term debt	273,377
Total current liabilities	710,683
Long-term taxes payable	7,623
Liability for unrecognized tax benefits	9,015
Deferred tax liabilities	6,755
Pension and postretirement liabilities	84,162
Other long-term liabilities	5,004
Total liabilities not subject to compromise	823,242
Debt subject to compromise	635,686
Accrued interest on debt subject to compromise	13,421
Total liabilities subject to compromise	649,107
Total liabilities	1,472,349
Stockholders’ equity	575,207
Total liabilities and stockholders’ equity	$2,047,556

Debtors Condensed Consolidated Statement of Cash Flows (Unaudited)
Three Months Ended
(in thousands)	June 30, 2020
Operating Activities:
Net loss	$(104,697)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,745
Debt amortization/interest	1,738
Debt retirement expense	657
Reorganization items	15,703
Changes in operating assets and liabilities, net	(107,138)
Other, net	20,206
Net cash used by operating activities	(170,786)

Investing Activities:
Purchases of property, plant, and equipment	(396)
Collections on beneficial interests on securitized trade receivables	51,533
Net cash provided by investing activities	51,137

Financing Activities:
Repayment of revolving loans facilities	(44,900)
Proceeds from DIP facility	131,700
DIP financing fees	(9,085)
Other, net	(171)
Net cash provided by financing activities	77,544

Effect of exchange rate changes on cash	(164)

Decrease in cash, cash equivalents, and restricted cash	(42,269)
Cash and cash equivalents at beginning of period	108,332
Restricted cash at beginning of period	—
Cash, cash equivalents, and restricted cash at end of period	66,063

Other information:
Cash paid for income taxes, net	52
Cash paid for interest	11,881
Cash received from interest	1,514
Cash paid for reorganization items	2,078

Noncash investing activities:
Non-cash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	47,120

22. Subsequent Events

Debtor-in-Possession Financing
On July 21, 2020, following the Bankruptcy Court's final approval of the DIP facility in an aggregate principal amount of $206,700, the Company borrowed the remaining $75,000 available under the DIP Facility.

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

Nicotine River, LLC Ownership Exchange
On August 14, 2020, the Company exchanged its 40% ownership interest in Nicotine River, LLC for an additional 14.3% interest in Humble Juice Co, LLC ("Humble"), increasing the Company's ownership interest in Humble to 65.3%. Humble is a consolidated subsidiary of the Company.

Bankruptcy Proceedings
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

The Term Loan Credit Facility matures on June 21, 2025. The Term Loan Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or penalty. In addition, customary mandatory prepayments of the loans under the Term Loan Credit Facility are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the Term Loan Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period.

Pyxus Holdings’ obligations under the ABL Facility (and certain related obligations) are (a) guaranteed by Pyxus Holdings, Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries, and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the Term Loan Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the “Term Facility Loan Parties”) and (b) secured by the Collateral, as described below, which is owned by the Term Facility Loan Parties.

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

Shareholders Agreement
On August 24, 2020, the Company entered into a Shareholders Agreement (the “Shareholders Agreement”), among the Company and the investors listed therein, each other beneficial owner of the Company's common stock as of the date of the Shareholder Agreement deemed to be a party thereto pursuant to the Plan and other persons that may from time to time become parties thereto (collectively, the “Investors”). The Shareholders Agreement provides that each of Glendon Capital Management LP (together with its affiliates, the “Glendon Investor”) and Monarch Alternative Capital LP (together with its affiliates, the “Monarch Investor”) shall be entitled to nominate two individuals to serve on the seven-member board of directors of the Company so long as it beneficially owns at least 20% of the outstanding shares of the Company's common stock, or one individual to serve as such a director if it beneficially owns fewer than 20% of the outstanding shares but at least 10% of the outstanding shares. The Shareholders Agreement provides that the Investors shall take all necessary action to elect such nominees of each of the Glendon Investor and the Monarch Investor as directors, as well as the election of the chief executive officer of the Company as a director and other individuals qualifying as independent directors to be selected by Investors that beneficially own 5% or more of the outstanding shares of common stock of the Company, as determined by a majority of the shares of the Company's common stock beneficially owned by such Investors. The Shareholders Agreement provides that the chairperson of the board of directors of the Company is to be elected by a majority of the directors that had been nominated by the Glendon Investor (the “Glendon Directors”) and those that had been nominated by the Monarch Investor (the “Monarch Directors”), with the chairperson of such board to be elected by the board of directors of the Company if the Glendon Directors and Monarch Directors are together fewer than three in number or fail to appoint a chairperson. The Shareholders Agreement also includes provisions for the removal and replacement of the Glendon Directors at the request of the Glendon Investor and the removal and replacement of the Monarch Directors at the request of the Monarch Director, as well as provisions with respect to the calling and quorum of meetings of the board of directors of the Company, membership of committees of the board of directors of the Company, and compensation and insurance of members of the board of directors of the Company.

The Shareholders Agreement also provides for tag-along rights for Investors beneficially owning 1% or more of the outstanding shares of the Company's common stock (the “1% Investors”) upon the transfer by an Investor or group of Investors of 20% or more of the outstanding shares of the Company's common stock, drag-along rights upon the transfer of shares by an Investor or group of Investors of 50% or more of the outstanding shares of the Company's common stock, rights of first offer with respect to the transfer by an Investor, subject to certain exceptions, of 1% or more of the outstanding shares of the Company common stock, pre-emptive rights to the 1% Investors upon issuance of new securities by the Company, and demand and piggyback registration rights.

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

COVID-19
We continue to monitor the impact of the COVID-19 outbreak on our Company and our workforce. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world. Our businesses have been classified as an "essential" business under governmental shelter-in-place and similar orders in many of the jurisdictions in which we operate. As such, we are still able to produce and sell products. Our production facilities are still operating but, in some instances, at lower production levels than planned due to the shelter in-place mandates. While our supply chains and distribution channels continue to experience delays, we currently have adequate supply of products to meet the near-term forecasted demand. We continue to monitor the measures we implemented to reduce the spread of COVID-19. We make timely updates and improvements, as necessary.

Broad economic factors from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. We cannot predict the extent or duration of the COVID pandemic, the effects of the COVID pandemic on the global, national or local economy, or the effect of the COVID pandemic on our business, financial position, results of operations, and cash flows.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), the Company (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (“Prepack Plan”) that effectuates a financial restructuring of the Company’s secured debt (the “Restructuring”). The Company commenced solicitation of the Prepack Plan with a related disclosure statement (“Disclosure Statement”) on June 14, 2020. The Chapter 11 Cases have been administered jointly under the caption In re Pyxus International, Inc., et al. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. This Form 10-K is being signed concurrently with the effectiveness of the Plan. These and other related matters are discussed in greater detail in the "Note 1. Basis of Presentation and Significant Accounting Policies" and "Note 22. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information, which is incorporated by reference herein.

During the pendency of the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. See Note 22. "Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019
	Three Months Ended June 30,
			Change
(in millions)	2020	2019	$	%
Sales and other operating revenues	$262.8	$276.7	$(13.9)	(5.0)
Cost of goods and services sold	243.2	237.0	6.2	2.6
Gross profit	19.6	39.7	(20.1)	(50.6)
Selling, general, and administrative expenses	60.8	49.4	11.4	23.1
Other (expense) income, net	(2.4)	2.9	(5.3)	(182.8)
Restructuring and asset impairment charges	0.1	0.2	(0.1)	(50.0)
Operating loss*	(43.6)	(6.9)	(36.7)	(531.9)
Debt retirement expense	0.8	—	0.8	100.0
Interest expense	31.3	33.8	(2.5)	(7.4)
Interest income	0.8	1.2	(0.4)	(33.3)
Reorganization items	(26.9)	—	(26.9)	(100.0)
Income tax (benefit) expense	(8.2)	23.5	(31.7)	(134.9)
Income from unconsolidated affiliates	0.8	0.9	(0.1)	(11.1)
Net (loss) income attributable to noncontrolling interests	(0.6)	(0.4)	(0.2)	(50.0)
Net loss attributable to Pyxus International, Inc.*	$(92.2)	$(61.8)	$(30.4)	(49.2)

* Amounts may not equal column totals due to rounding

Sales and other operating revenues decreased $13.9 million or 5.0% to $262.8 million for the three months ended June 30, 2020 from $276.7 million for the three months ended June 30, 2019. This decrease was due to a 7.9% decrease in average sales prices attributable to flue-cured oversupply conditions and unfavorable foreign exchange rate fluctuations in South America. This decrease was partially offset by a 3.4% increase in volume primarily due to the timing of shipments in Africa (delayed by the COVID-19 pandemic from the fourth quarter of fiscal 2020 to the first quarter of fiscal 2021). This increase in volume was partially offset by the timing of shipments in South America (delayed by the COVID-19 pandemic from the first quarter of fiscal 2021 to future quarters).

Cost of goods and services sold increased $6.2 million or 2.6% to $243.2 million for the three months ended June 30, 2020 from $237.0 million for the three months ended June 30, 2019. This increase was mainly due to a $15.1 million inventory LCM write-down of industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Gross profit as a percent of sales decreased to 7.5% for the three months ended June 30, 2020 from 14.3% for three months ended June 30, 2019. This decrease was primarily due to a $15.1 million LCM write-down of industrial hemp inventory described above as well as unfavorable foreign currency exchange rate fluctuations resulting in higher raw materials prices and higher conversion costs in South America. These decreases were partially offset by lower conversion costs in Africa.

Selling, general, and administrative expenses increased $11.4 million or 23.1% to $60.8 million or the three months ended June 30, 2020 from $49.4 million or the three months ended June 30, 2019. This increase was driven by expenses for the Chapter 11 Cases that were incurred prior to the Petition Date.

Reorganization items increased $26.9 million or 100.0% for the three months ended June 30, 2020 as a result of the Chapter 11 Cases.

Income tax benefit was $8.2 million benefit for the three months ended June 30, 2020, compared to income tax expense of $23.5 million for the three months ended June 30, 2019. This change was primarily due to a change in the effective tax rate to 8.0% for three months ended June 30, 2020 from (59.2)% for the three months ended June 30, 2019 driven by net foreign exchange effects, increases in non-deductible interest, foreign income taxed in the U.S., and variation in the expected jurisdictional mix of earnings.

Leaf - North America Supplemental Information
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2020	2019	$	%
Kilos sold	5.1	6.6	(1.5)	(22.7)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$25.9	$31.1	$(5.2)	(16.7)
Average price per kilo	5.08	4.71	0.37	7.9
Processing and other revenues	4.0	3.8	0.2	5.3
Total sales and other operating revenues	29.9	34.9	(5.0)	(14.3)
Tobacco cost of goods sold:
Tobacco costs	20.0	24.4	(4.4)	(18.0)
Transportation, storage, and other period costs	2.7	3.2	(0.5)	(15.6)
Derivative financial instrument and exchange losses (gains)	0.2	(0.1)	0.3	300.0
Total tobacco cost of goods sold	22.9	27.5	(4.6)	(16.7)
Average cost per kilo	4.49	4.17	0.32	7.7
Processing and other revenues cost of services sold	2.6	2.2	0.4	18.2
Total cost of goods and services sold	25.5	29.7	(4.2)	(14.1)
Gross profit	4.4	5.2	(0.8)	(15.4)
Selling, general, and administrative expenses	4.9	4.2	0.7	16.7
Other expense, net	(0.3)	(0.2)	(0.1)	(50.0)
Operating (loss) income	$(0.8)	$0.8	(1.6)	(200.0)

Sales and other operating revenues decreased $5.0 million or 14.3% to $29.9 million for the three months ended June 30, 2020 from $34.9 million for the three months ended June 30, 2019. This decrease was primarily due to 22.7% lower volume driven by the timing of shipments. This decrease was partially offset by a 7.9% increase in average sales prices attributable to the product mix having a higher concentration of lamina.

Cost of goods and services sold decreased $4.2 million or 14.1% to $25.5 million for the three months ended June 30, 2020 from $29.7 million for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues.

Gross profit as a percent of sales decreased to 14.7% for the three months ended June 30, 2020 from 14.9% for the three months ended June 30, 2019. This decrease was attributable to higher conversion costs due to lower volumes.

Leaf - Other Regions Supplemental Information
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2020	2019	$	%
Kilos sold	58.5	54.9	3.6	6.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$218.3	$225.2	$(6.9)	(3.1)
Average price per kilo	3.73	4.10	(0.37)	(9.0)
Processing and other revenues	9.4	10.6	(1.2)	(11.3)
Total sales and other operating revenues	227.7	235.8	(8.1)	(3.4)
Tobacco cost of goods sold:
Tobacco costs	182.8	183.2	(0.4)	(0.2)
Transportation, storage, and other period costs	8.5	12.8	(4.3)	(33.6)
Derivative financial instrument and exchange (gains) losses	(1.5)	(0.9)	(0.6)	(66.7)
Total tobacco cost of goods sold	189.8	195.1	(5.3)	(2.7)
Average cost per kilo	3.24	3.55	(0.31)	(8.7)
Processing and other revenues cost of services sold	7.4	8.5	(1.1)	(12.9)
Total cost of goods and services sold	197.2	203.6	(6.4)	(3.1)
Gross profit	30.5	32.2	(1.7)	(5.3)
Selling, general, and administrative expenses	37.1	28.2	8.9	31.6
Other income, net	0.4	3.2	(2.8)	(86.6)
Restructuring and asset impairment charges	0.1	0.2	(0.2)	(75.0)
Operating (loss) income*	$(6.2)	$7.0	$(13.2)	(188.9)
* Amounts may not equal column totals due to rounding

Sales and other operating revenues decreased $8.1 million or 3.4% to $227.7 million for the three months ended June 30, 2020 from $235.8 million for the three months ended June 30, 2019. This decrease was due to a 9.0% decrease in average sales prices attributable to flue-cured oversupply conditions and unfavorable foreign exchange rate fluctuations in South America. This decrease was partially offset by product mix having a lower concentration of lamina in South America and Africa. The 6.6% increase in volume was driven by the timing of shipments in Africa (delayed by the COVID-19 pandemic from the fourth quarter of fiscal 2020 to the first quarter of fiscal 2021). This increase in volume was partially offset by the timing of shipments in South America (delayed by the COVID-19 pandemic from the first quarter of fiscal 2021 to future quarters).

Cost of goods and services sold decreased $6.4 million or 3.1% to $197.2 million for the three months ended June 30, 2020 from $203.6 million for the three months ended June 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues.

Gross profit as a percent of sales decreased to 13.4% for the three months ended June 30, 2020 from 13.7% for the three months ended June 30, 2019. This decrease was attributable to unfavorable foreign currency exchange rate fluctuations resulting in higher raw materials prices and higher conversion costs in South America. These decreases were partially offset by lower conversion costs in Africa.

SG&A increased $8.9 million or 31.6% to $37.1 million for the three months ended June 30, 2020 from $28.2 million for the three months ended June 30, 2019. SG&A as a percent of sales increased to 16.3% for the three months ended June 30, 2020 from 12.0% for the three months ended June 30, 2019. These increases were related to the decrease in sales and other operating revenues and higher allocations of general corporate services.

Other Products and Services Supplemental Information
	Three Months Ended June 30,
			Change
(in millions)	2020	2019	$	%
Sales and other operating revenues	$5.2	$6.0	$(0.8)	(13.3)
Cost of goods and services sold	20.5	3.7	16.8	454.1
Gross (loss) profit	(15.3)	2.3	(17.6)	(765.2)
Selling, general, and administrative expenses	18.7	17.0	1.7	10.0
Other expense, net	(2.5)	—	(2.5)	(100.0)
Operating loss	$(36.5)	$(14.7)	$(21.8)	(148.5)

Sales and other operating revenues decreased $0.8 million or 13.3% to $5.2 million for the three months ended June 30, 2020 from $6.0 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease in cannabinoid revenue attributable to oversupply conditions on the Canadian cannabis market, a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns, and the global impact of the COVID-19 pandemic.

Cost of goods and services sold increased $16.8 million or 454.1% to $20.5 million for the three months ended June 30, 2020 from $3.7 million for the three months ended June 30, 2019. This increase was mainly due to a $15.1 million LCM write-down of industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Gross loss as a percent of sales was (294.2)% for the three months ended June 30, 2020 compared to gross profit as a percent of sales of 38.3% for the three months ended June 30, 2019. This decrease in profitability was primarily attributable to the $15.1 million inventory LCM write-down of industrial hemp inventory described above.

SG&A increased $1.7 million or 10.0% to $18.7 million for the three months ended June 30, 2020 from $17.0 million for the three months ended June 30, 2019. SG&A as a percent of sales increased to 359.6% for the three months ended June 30, 2020 from 283.3% for the three months ended June 30, 2019. These increases were related to lower sales and other operating revenues and higher allocations of general corporate services.

Liquidity and Capital Resources

Overview
Working capital needs are seasonal within each geographic region. Our working capital requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, crop size and quality, foreign currency, interest rates, green tobacco prices, and customer shipping requirements. Peak working capital requirements are generally during the first and second fiscal quarters. The leaf crop cycle includes buying, processing, and shipping tobacco. As of June 30, 2020, Africa and Europe are generally purchasing and processing. Asia and South America are purchasing, processing, and selling. These crop seasons have been delayed due to the COVID-19 pandemic. In North America, we are generally harvesting. Additionally, our liquidity requirements are increasingly affected by branding, marketing, and advertising expenses to support growth of the Other Products and Services segment, and legal and professional costs associated with the Chapter 11 Cases.

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

In June 2020, the Company received $131.7 million in initial proceeds from the DIP Facility. An additional $75.0 million in proceeds were received in July 2020 upon entry of a final order from the Bankruptcy Court approving the DIP Facility. Drawn amounts under the DIP Facility bear interest at either (1) an Alternate Base Rate plus 9.25%, per annum or (2) 10.25% plus the LIBOR Rate, per annum, with a LIBOR floor of 1.5%. Undrawn amounts under the DIP Facility are subject to a ticking fee of 3.0% per annum calculated on a daily basis on the aggregate daily unused amount, accruing commencing on June 17, 2020 and until such commitments have terminated, which ticking fee is due and payable in arrears on the earlier to occur of a borrowing upon entry of a final order and the date on which such commitments have terminated. During the continuance of an event of default (as further described in the DIP Credit Agreement), the overdue amounts under the DIP Facility bear interest at an additional 2% per annum above the interest rate otherwise applicable.

The proceeds from the DIP Facility were used, among other things, to (a) pay down the outstanding amount drawn on the ABL Facility (which occurred on June 17, 2020); (b) pay related transaction costs, fees and expenses; (c) provide working capital and for other general corporate purposes in accordance with the Budget; (d) make adequate protection payments as authorized by the Court in the DIP Order; (e) pay obligations arising from or related to the Carve Out (as defined below); and (f) pay restructuring costs incurred in connection with the Chapter 11 Cases.

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

Upon the effectiveness of the Plan, claims under the DIP Facility are satisfied in the manner set forth in the Plan and the DIP Facility terminates.

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

Working Capital
The following is a summary of items from the condensed consolidated balance sheets:

	June 30,		March 31,
(in millions except for current ratio)	2020	2019	2020
Cash and cash equivalents	$172.8	$164.1	$170.2
Trade and other receivables, net	170.2	203.6	239.7
Inventories and advances to tobacco suppliers	864.8	858.9	768.9
Total current assets	1,277.3	1,290.8	1,232.4
Notes payable to banks	524.3	520.8	540.2
Accounts payable	84.1	85.1	67.1
Advances from customers	22.1	18.8	18.8
Total current liabilities	1,165.2	783.8	789.1
Current ratio	1.1 to 1	1.6 to 1	1.6 to 1
Working capital	112.1	507.0	443.3
Long-term debt	3.2	899.7	904.3
Stockholders’ equity attributable to Pyxus International, Inc.	(170.1)	122.6	(78.0)

Working capital decreased to $112.1 million at June 30, 2020 from $507.0 million at June 30, 2019 primarily resulting from a lower trade receivables balance due to decreased sales, along with increases in short term debt balances such as the First Lien Notes that became current in April, and the initial DIP financing that was executed in June.

Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, and short-term borrowings under our foreign seasonal lines of credit. We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are seasonal in nature corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See Note 12. "Debt Arrangements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines and senior secured credit agreement or indentures, as permitted therein.

The following summarizes our sources and uses of our cash flows:

	Three Months Ended June 30,
(in millions)	2020	2019
Operating activities	$(100.3)	$(169.9)
Investing activities	44.2	52.6
Financing activities	58.7	89.1
Effect of exchange rate changes on cash	0.2	(1.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	2.8	(30.1)
Cash and cash equivalents at beginning of period	170.2	192.0
Restricted cash at beginning of period	2.9	5.8
Cash, cash equivalents, and restricted cash at end of period*	$175.8	$167.7

* Amounts may not equal column totals due to rounding

Net cash used by operating activities decreased $69.6 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in cash used was primarily due to decreased inventory purchases in Africa due to the delayed start of the buying season as well as lower inventory values in South America due to foreign exchange.

Net cash provided by investing activities decreased $8.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in cash provided was primarily due to lower collections on beneficial interests on securitized trade receivables due to lower tobacco sales, partially offset by lower capital spending in the Other Products and Services segment.

Net cash provided by financing activities decreased $30.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease is primarily due to the repayment of the ABL Facility, partially offset by higher net proceeds from short-term borrowings, which was driven by the receipt of initial DIP funds in June 2020.

Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Restricted cash as of June 30, 2020 primarily consists of approximately $0.9 million in compensating balances held with lenders in various jurisdictions where we operate, and approximately $1.4 million held as escrow for bid bonds used in new customer tenders. See "Note 6. Cash, Cash Equivalents, and Restricted Cash" for additional information.

Approximately $103.4 million of our outstanding cash balance at June 30, 2020 was held in foreign jurisdictions, which includes approximately $1.0 million held by our legal Canadian cannabis businesses. As a result of our cash needs abroad and legal restrictions with respect to repatriation of the proceeds from operations of our Canadian cannabis subsidiaries, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the DIP Facility, long-term debt securities, advances from customers, and cash from operations when available. See a summary of our short-term and long-term debt as of June 30, 2020 and 2019 at "Note 12. Debt Arrangements" for additional information. We will continue to monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. Available credit as of June 30, 2020 was $313.1 million comprised of $235.0 million of foreign seasonal lines of credit, $75.0 million of DIP financing, and $2.8 million of availability for letters of credit. Upon the Effective Date of the Plan, subject to satisfaction or waiver of certain conditions, we anticipate that we or our successor upon emergence from Chapter 11, will have access to the Exit ABL Facility as described above.

No cash dividends were paid to shareholders during the three months ended June 30, 2020. The payment of dividends is restricted under the terms the indentures governing the First Lien Notes.

Zimbabwe Currency Considerations
The Company often holds Zimbabwe RTGS Dollars necessary for operations within Zimbabwe. RTGS is a local currency equivalent that, as of June 30, 2020, was exchanged at a government specified rate of 57.36:1 with the U.S. Dollar ("USD"). In order to convert Zimbabwe RTGS Dollars to U.S. Dollars, we must obtain foreign currency resources from the Reserve Bank of Zimbabwe, subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control our Zimbabwe subsidiary, Mashonaland Tobacco Company ("MTC"). As of June 30, 2020, MTC has $83.4 million of net assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2020. For a discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2020.

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

There were no changes that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 17. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 6. Exhibits

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

10.01	Executive Officer Retention Plan (filed herewith)
10.02
Restructuring Support Agreement, dated June 14, 2020, by and among Pyxus International, Inc. and certain of its creditors party thereto incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 15, 2020 (SEC File No. 001-13684).

10.03
Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of June 17, 2020, by and among Pyxus International, Inc., as borrower, the guarantor parties thereto, the lenders parties thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 19, 2020 (SEC File No. 001-13684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Holdco, Inc.

Date: August 24, 2020        /s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Controller
(Principal Accounting Officer)