Form 10-Q
period 2020-09-30
PYXUS INTERNATIONAL, INC.
filed 2020-11-13
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

001-13684
(Commission File Number)

Pyxus International, Inc.
(Exact name of registrant as specified in its charter)

Virginia		85-2386250
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

8001 Aerial Center Parkway
Morrisville,	North Carolina	27560
(Address of principal executive offices)		(Zip Code)
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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of October 31, 2020, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

PRELIMINARY NOTE
This Form 10-Q is being filed by Pyxus International, Inc. (the “Company,” “Pyxus,” “we,” or “us”) as the successor issuer to Old Holdco, Inc. (“Old Pyxus”). The Company is a recently formed Virginia corporation organized to facilitate the Restructuring described below. The terms the “Company,” “Pyxus,” “we,” or “us” when used with respect to periods commencing prior to the effectiveness of the Plan (as defined below), refer to Old Pyxus, unless the context would indicate otherwise.
On June 15, 2020, Old Pyxus (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. These and other related matters are discussed in greater detail in the "Note 3. Emergence from Voluntary Reorganization under Chapter 11" to the "Notes to Condensed Consolidated Financial Statements" included herein.

FORWARD-LOOKING STATEMENTS
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, including in "Part II. Item 1A Risk Factors". We do not undertake to update any forward-looking statements that we may make from time to time. In that regard, the Company has not updated any financial projections included in the disclosure statement of the Debtors distributed in the Chapter 11 Cases, and such financial projections are now stale and should no longer be relied upon as a forecast of expected results.

SUMMARY OF RISK FACTORS
This Quarterly Report on Form 10-Q includes, in "Part II, Item 1A. Risk Factors", a discussion of the most significant risks with respect to making or maintaining an investment in the Company. The following summarizes the principal risks presented in that discussion. Investors are urged to review the full discussion of risks presented in "Part II, Item 1A. Risk Factors".
•Risks related to our indebtedness, including that:
◦we have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest, and principal on our indebtedness and subjecting us to additional risks;
◦we require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control;
◦we may not be able to refinance or renew our indebtedness, which may have a material adverse effect on our financial condition;
◦we may not be able to satisfy the covenants included in our financing arrangements, which could result in the default of our outstanding debt obligations; and
◦despite current indebtedness levels, we may still be able to incur substantially more debt, which could exacerbate further the risks associated with our significant leverage.
•Risks related to the Chapter 11 Cases, our liquidity and our business strategy, including that:
◦our leaf tobacco customers, farmers and other suppliers might lose confidence in us as a result of the Chapter 11 Cases and may seek to establish alternative commercial relationships;
◦foreign lenders that have provided short-term operating credit lines to fund leaf tobacco operations at the local level may lose confidence in us and cease to provide such funding;

◦there continues to be uncertainty and risks associated with our ability to achieve our goals and continue as a going concern;
◦unanticipated developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity; and
◦our Board of Directors, as reconstituted in connection with the Chapter 11 Cases, may implement changes in our business strategy that could affect the scope of our operations, including the countries in which we continue to operate and the business lines that we continue to pursue, and may result in the recognition of restructuring or asset impairment charges.
•Risks related to the COVID-19 pandemic, including:
◦possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to our operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by us or shippers to temporarily suspend operations in affected areas;
◦whether operations at any of our facilities might be halted for some period of time; and
◦whether COVID-19 pandemic concerns may negatively affect consumer purchasing behavior with respect to our products or the products of our leaf tobacco customers.
•Risks related to our leaf tobacco operations, including our reliance on a small number of significant customers, continuation of vertical integration, changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, uncertainties with respect to our ability to renew or refinance short-term seasonal financing, political instability and other risks associated with the scope of our international operations, currency and interest rate fluctuations, shifts in the global supply and demand position for tobacco products, competition, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, the impact of disasters or other unusual events affecting international commerce, and changes in costs incurred in supplying products and related services.
•Risks related to the business lines in the Company's Other Products and Services segment, including that the new businesses have limited operating histories, are in newly developed markets, may not generate the results that we anticipate and have, and may continue to need significant investment to fund continued operations and expansion, that inventories of these business lines have been, and may in the future be, written off, that technologies, processes and formulations may become obsolete, the impact of increasing competition, including illicit cannabis in Canada, uncertainties whether the business lines will be able to obtain necessary financing, uncertainties with respect to the development of the industries and markets of the business lines, including the level of consumer demand for such products, the potential for product liability claims, uncertainties with respect to the extent of consumer acceptance of the products offered by the business lines, the impact of provisions of U.S. law limiting the ability of Pyxus and its U.S. subsidiaries from receiving any funds generated by the operations of our Canadian cannabis subsidiaries and other U.S. laws applicable to our indirect ownership of legal cannabis operations in Canada, the impact of regulation associated with the business lines, including the risk of obtaining anticipated regulatory approvals for cannabis products in Canada and for nicotine e-liquids products in the United States, uncertainties regarding the regulation of the production and distribution of industrial hemp products and continued compliance with applicable regulatory requirements, uncertainties with respect to the timing and extent of geographic and product-line expansion, uncertainties regarding the viability of facilities expansions, the possibility of delays in the completion of facilities expansions and the potential production yields of new or expanded facilities, as well as the progress of legalization of cannabis for medicinal and adult recreational uses in other jurisdictions.
•Risks related to other aspects of our operations, including low investment performance by our defined benefit pension plan assets may increase our pension expense, requiring us to fund a larger portion of our pension obligations and diverting funds from other potential uses, the risk of potential disruption, failure, or security breaches of our internal and externally hosted information technology system, including as a result of cyber-attacks, as well as risks related to our continued maintenance of effective internal control over financial reporting, environmental matters, continued viability of derivative instrument counterparties and the impact of the termination of LIBOR.
•Risks related to ownership of our common stock, including the concentration of ownership of our common stock, with two shareholders that, together with their respective affiliates, beneficially own approximately 56% of the outstanding shares of our common stock, as well as significant levels of our indebtedness, and may have the ability to exercise controlling influence on various corporate matters, volatility in the price of our common stock and the staleness of financial projections filed in the Chapter 11 Cases.
•Risks related to the tobacco industry, including the decline in the overall consumer demand for tobacco products and the impact of litigation against manufacturers of tobacco products and governmental initiatives targeted at reducing consumer demand for tobacco products.

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Sales and other operating revenues	$117,834	$184,791	$382,981
Cost of goods and services sold	107,466	159,411	322,761
Gross profit	10,368	25,380	60,220
Selling, general, and administrative expenses	15,684	27,101	47,263
Other (expense) income, net	(1,933)	1,853	1,514
Restructuring and asset impairment charges	1,217	493	8
Operating (loss) income	(8,466)	(361)	14,463
Interest expense (includes debt amortization of $1,275, $1,322, and $2,711, respectively)	8,203	15,354	35,334
Interest income	54	671	1,370
Reorganization items:
Gain on settlement of liabilities subject to compromise	—	462,304	—
Professional fees	—	(27,953)	—
United States trustee fees	—	(452)	—
Write-off of unamortized debt issuance costs and discount	—	(1,283)	—
Issuance of exit facility shares and DIP financing fees	—	(188,783)	—
Other debt restructuring costs	—	(19,442)	—
Fresh start reporting adjustments	—	(91,541)	—
(Loss) income before income taxes and other items	(16,615)	117,806	(19,501)
Income tax (benefit) expense	(10,583)	8,460	2,699
Income from unconsolidated affiliates	234	1,538	5,596
Net (loss) income	(5,798)	110,884	(16,604)
Net loss attributable to noncontrolling interests	(485)	(314)	(86)
Net (loss) income attributable to Pyxus International, Inc.	$(5,313)	$111,198	$(16,518)

(Loss) earnings per share:
Basic	$(0.21)	$11.15	$(1.81)
Diluted	$(0.21)	$11.12	$(1.81)

Weighted average number of shares outstanding:
Basic	25,000	9,976	9,144
Diluted	25,000	9,999	9,144

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Sales and other operating revenues	$117,834	$447,600	$659,651
Cost of goods and services sold	107,466	402,594	559,719
Gross profit	10,368	45,006	99,932
Selling, general, and administrative expenses	15,684	87,858	96,640
Other (expense) income, net	(1,933)	(539)	4,462
Restructuring and asset impairment charges	1,217	566	220
Operating (loss) income	(8,466)	(43,957)	7,534
Debt retirement expense	—	828	—
Interest expense (includes debt amortization of $1,275, $4,082, and $4,919, respectively)	8,203	46,616	69,146
Interest income	54	1,426	2,524
Reorganization items:
Gain on settlement of liabilities subject to compromise	—	462,304	—
Professional fees	—	(30,526)	—
United States trustee fees	—	(970)	—
Write-off of unamortized debt issuance costs and discount	—	(5,303)	—
Issuance of exit facility shares and DIP financing fees	—	(208,538)	—
Other debt restructuring costs	—	(19,442)	—
Fresh start reporting adjustments	—	(91,541)	—
(Loss) income before income taxes and other items	(16,615)	16,009	(59,088)
Income tax (benefit) expense	(10,583)	292	26,152
Income from unconsolidated affiliates	234	2,358	6,473
Net (loss) income	(5,798)	18,075	(78,767)
Net loss attributable to noncontrolling interests	(485)	(962)	(452)
Net (loss) income attributable to Pyxus International, Inc.	$(5,313)	$19,037	$(78,315)

(Loss) earnings per share:
Basic	$(0.21)	$1.91	$(8.58)
Diluted	$(0.21)	$1.91	$(8.58)

Weighted average number of shares outstanding:
Basic	25,000	9,976	9,123
Diluted	25,000	9,992	9,123

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Successor	Predecessor
(in thousands)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Net (loss) income	$(5,798)	$110,884	$(16,604)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(807)	4,517	(1,944)
Defined benefit pension amounts reclassified to income	—	240	311
Change in pension liability for settlements	—	—	(2,012)
Cash flow hedges	—	—	(2)
Amounts reclassified to income for derivatives	—	—	1,430
Total other comprehensive (loss) income, net of tax	(807)	4,757	(2,217)
Total comprehensive (loss) income	(6,605)	115,641	(18,821)
Comprehensive loss attributable to noncontrolling interests	(464)	(306)	(105)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(6,141)	$115,947	$(18,716)

	Successor	Predecessor
(in thousands)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Net (loss) income	$(5,798)	$18,075	$(78,767)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(807)	4,377	(2,344)
Defined benefit pension amounts reclassified to income	—	734	622
Change in pension liability for settlements	—	—	(2,012)
Cash flow hedges	—	(531)	(147)
Amounts reclassified to income for derivatives	—	—	1,944
Total other comprehensive (loss) income, net of tax	(807)	4,580	(1,937)
Total comprehensive (loss) income	(6,605)	22,655	(80,704)
Comprehensive loss attributable to noncontrolling interests	(464)	(1,030)	(441)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(6,141)	$23,685	$(80,263)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	Successor	Predecessor
(in thousands)	September 30, 2020	September 30, 2019	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$125,551	$172,523	$170,208
Restricted cash	23,285	4,771	2,486
Trade receivables, net	155,531	202,446	226,742
Other receivables	10,912	12,066	12,997
Accounts receivable, related parties	3,773	9,800	5,030
Notes receivable, related parties	—	—	406
Inventories, net	844,693	802,559	730,019
Advances to tobacco suppliers, net	48,068	46,154	38,877
Recoverable income taxes	15,524	9,175	7,562
Prepaid expenses	39,456	21,484	23,383
Other current assets	15,024	14,627	14,658
Total current assets	1,281,817	1,295,605	1,232,368
Restricted cash	389	389	389
Long-term notes receivable, related parties	—	—	7,450
Investments in unconsolidated affiliates	67,859	69,243	67,967
Goodwill	54,876	34,422	—
Other intangible assets, net	66,024	68,578	65,948
Deferred income taxes, net	11,313	116,400	2
Long-term recoverable income taxes	3,468	2,618	3,038
Other noncurrent assets	44,699	50,405	48,434
Right-of-use assets	34,677	45,415	41,471
Property, plant, and equipment, net	173,177	295,793	295,996
Total assets	$1,738,299	$1,978,868	$1,763,063
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$457,916	$582,389	$540,157
Accounts payable	56,850	50,764	67,094
Accounts payable, related parties	34,815	26,454	11,820
Advances from customers	21,962	22,254	18,810
Accrued expenses and other current liabilities	81,129	98,435	89,928
Income taxes payable	7,166	16,847	5,049
Operating leases payable	10,088	14,492	11,160
Current portion of long-term debt	123	319	45,048
Total current liabilities	670,049	811,954	789,066
Long-term taxes payable	7,623	8,660	8,543
Long-term debt	550,196	901,059	904,316
Deferred income taxes	10,885	34,530	22,903
Liability for unrecognized tax benefits	12,677	9,171	12,311
Long-term leases	22,748	28,568	27,843
Pension, postretirement, and other long-term liabilities	75,088	73,291	74,389
Total liabilities	1,349,266	1,867,233	1,839,371
Commitments and contingencies

	Successor	Predecessor
(in thousands)	September 30, 2020	September 30, 2019	March 31, 2020
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000, 9,951, and 9,976, respectively)	391,402	469,736	469,677
Retained deficit	(5,313)	(302,199)	(488,545)
Accumulated other comprehensive loss	(828)	(63,290)	(59,132)
Total stockholders’ equity (deficit) of Pyxus International, Inc.	385,261	104,247	(78,000)
Noncontrolling interests	3,772	7,388	1,692
Total stockholders’ equity (deficit)	389,033	111,635	(76,308)
Total liabilities and stockholders’ equity	$1,738,299	$1,978,868	$1,763,063

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss attributable to Pyxus International, Inc.	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	469,794	(580,706)	(22,573)	(36,660)	—	848	(169,297)
Net income attributable to Pyxus International, Inc.	—	111,198	—	—	—	(314)	110,884
Stock-based compensation	8	—	—	—	—	—	8
Dividends paid	—	—	—	—	—	(180)	(180)
Change in investment in subsidiaries	(1,655)	—	—	—	—	(461)	(2,116)
Other comprehensive income, net of tax	—	—	4,509	240	—	8	4,757
Cancellation of Predecessor equity	(468,147)	469,508	18,064	36,420	—	99	55,944
Balance, August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance, September 1, 2020 (Successor)	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor common stock	391,402	—	—	—	—	—	391,402
Fresh start adjustment to noncontrolling interests	—	—	—	—	—	4,359	4,359
Net loss attributable to Pyxus International, Inc.	—	(5,313)	—	—	—	(485)	(5,798)
Dividends paid	—	—	—	—	—	(123)	(123)
Other comprehensive (loss) income, net of tax	—	—	(828)	—	—	21	(807)
Balance, September 30, 2020 (Successor)	$391,402	$(5,313)	$(828)	$—	$—	$3,772	$389,033

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019 (Predecessor)	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019 (Predecessor)	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss attributable to Pyxus International, Inc.	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019 (Predecessor)	$469,736	$(302,199)	$(24,334)	$(38,139)	$(817)	$7,388	$111,635

*Amounts may not equal column totals due to rounding

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Successor	Predecessor
(in thousands)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Operating Activities:
Net (loss) income	$(5,798)	$18,075	$(78,767)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	3,495	16,580	17,595
Debt amortization/interest	1,527	4,862	6,155
Loss (gain) on foreign currency transactions	4,674	(11,077)	(2,254)
(Loss) income from unconsolidated affiliates, net of dividends	(257)	2,915	185
Reorganization items	—	(130,215)	—
Changes in operating assets and liabilities, net	(17,580)	(67,331)	(206,646)
Other, net	(2,990)	(15,870)	5,957
Net cash used by operating activities	(16,929)	(182,061)	(257,775)

Investing Activities:
Purchases of property, plant, and equipment	(1,331)	(7,757)	(37,272)
Collections on beneficial interests on securitized trade receivables	10,926	74,328	127,707
Payments to acquire businesses, net of cash acquired	—	(4,805)	—
Other, net	374	(109)	492
Net cash provided by investing activities	9,969	61,657	90,927

Financing Activities:
Net repayments and proceeds from short-term borrowings	3,455	(99,969)	159,870
Proceeds from DIP facility	—	206,700	—
Repayment of DIP facility	—	(213,418)	—
Proceeds from term loan facility	—	213,418	—
Proceeds from 10.0% first lien notes	—	280,844	—
Repayment of 8.5% first lien notes	—	(280,844)	—
Proceeds from revolving loans facilities	37,500	27,438	—
Proceeds from long-term borrowings	449	2,568	—
Repayment of revolving loans facilities	—	(44,900)	—
Repayment of second lien notes	—	(1,199)	—
Share repurchases	—	(1,000)	—
Debt issuance costs	(2,452)	(8,486)	(5,237)
DIP financing fees	—	(9,344)	—
Other debt restructuring costs	—	(7,574)	—
Other, net	(123)	(565)	(571)
Net cash provided by financing activities	38,829	63,669	154,062

Effect of exchange rate changes on cash	(620)	1,628	(7,341)

Increase (decrease) in cash, cash equivalents, and restricted cash	31,249	(55,107)	(20,127)
Cash and cash equivalents at beginning of period	93,138	170,208	192,043
Restricted cash at beginning of period	24,838	2,875	5,767
Cash, cash equivalents, and restricted cash at end of period	$149,225	$117,976	$177,683

	Successor	Predecessor
(in thousands)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Other information:
Cash paid for income taxes, net	$2,990	$5,560	$11,312
Cash paid for interest	3,870	54,233	63,985
Cash received from interest	(154)	(1,356)	(2,870)
Cash paid for reorganization items	—	7,314	—

Noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$1,102	$1,759	$3,678
Sales of property, plant, and equipment included in notes receivable	249	304	1,559
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	12,309	66,821	108,293
Cancellation of second lien notes	—	(634,487)	—

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements represent the consolidation of Pyxus International, Inc. (the "Company" or "Pyxus") and all companies that Pyxus directly or indirectly controls, either through majority ownership or otherwise. The terms the “Company,” “Pyxus,” “we,” or “us” when used with respect to periods commencing prior to the effectiveness of the Plan (as defined below), refer to Old Pyxus (as defined below), unless the context would indicate otherwise. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. Intercompany accounts and transactions have been eliminated.
These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 of Old Holdco, Inc. filed on August 24, 2020. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.
The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. For periods subsequent to the Chapter 11 filing, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined below). The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the “Fresh Start Reporting Date”). The Company evaluated and concluded that the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to “Note 4. Fresh Start Reporting” for additional information.
Due to the application of fresh start reporting, the pre-emergence and post-emergence periods are not comparable. The lack of comparability is emphasized by the use of a 'black line' to separate the Predecessor and Successor periods in the condensed consolidated financial statements and footnote tables. References to “Successor” relate to our financial position and results of operations after August 31, 2020. References to “Predecessor” relate to our financial position and results of operations on or before August 31, 2020.
Bankruptcy Proceedings
On June 15, 2020, Old Holdco, Inc. (then named Pyxus International, Inc.) (“Old Pyxus”) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Refer to “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.
Reorganization Items
Expenditures, gains, and losses that were realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items in the condensed consolidated statements of operations. Reorganization items are primarily composed of write-off of unamortized debt issuance costs and discount, fresh start reporting adjustments, legal, valuation, and consulting professional fees pertaining to the Chapter 11 Cases, United States trustee fees, DIP financing fees, other debt restructuring costs, gain on settlement of liabilities subject to compromise, and the issuance of exit facility shares.

Contract Balances
The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's trade receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. Refer to "Note 5. Revenue Recognition" for a summary of the activity in the allowance for expected credit losses.
Reclassifications
Prior period amounts have been reclassified to conform to the current year presentation of notes receivable, related parties in the condensed consolidated balance sheets, certain items in the condensed consolidated statements of cash flows, and the components within inventory, see "Note 10. Inventories, Net" for more information.

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
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes during interim periods when there are changes in tax laws or when year-to-date losses exceed anticipated losses, and the recognition of deferred tax liabilities for outside basis differences in foreign investments. This guidance also simplifies aspects of the accounting for franchise taxes that are partially based on income, separate financial statements of legal entities not subject to tax, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for the Company on April 1, 2021, with early adoption permitted. The Company is currently evaluating the impact that this new accounting standard will have on its consolidated financial statements and related disclosures.

3. Emergence from Voluntary Reorganization under Chapter 11
Bankruptcy Proceedings
On June 15, 2020, the Debtors filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware to implement a prepackaged chapter 11 plan of reorganization in order to effectuate a financial restructuring of the Debtors’ debt. On August 21, 2020, the Bankruptcy Court entered the Confirmation Order pursuant to the Bankruptcy Code, which approved and confirmed the Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus International, Inc. and Its Affiliated Debtors.
Summary Features of the Plan of Reorganization
On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc. (“Pyxus Holdings”), which is an indirect subsidiary of the Company. Under the Plan, all suppliers, vendors, employees, trade partners, foreign lenders, and landlords were unimpaired and were to be satisfied in full in the ordinary course of business, and the existing trade and customer contracts and terms of Old Pyxus were to be maintained by the Company and its subsidiaries. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate the Old Pyxus business in the ordinary course. Old Pyxus, which retained no assets, has commenced a dissolution process and is being wound down.

Treatment of Claims and Interests
The Plan treated claims against and interest in Old Pyxus upon the effectiveness of the Plan as follows:

•Other Secured Claims (as defined in the Plan) were either (i) paid in full in cash, (ii) satisfied by delivery of collateral securing any such Claim (as defined in the Plan) and payment of any required interest, or (iii) reinstated.

•Other Priority Claims (as defined in the Plan) were paid in full in cash.

•Holders of First Lien Notes Claims (as defined in the Plan) received (i) payment in full in cash of all accrued and unpaid interest on such First Lien Notes, and (ii) the Notes (as defined below).

•Holders (as defined in the Plan) of Second Lien Notes Claims (as defined in the Plan) received, at the Holder’s election, (i) their pro rata share of the Company's common stock distributed in connection with the effectiveness of the Plan or (ii) cash equal to 2.00% of the principal amount of all Second Lien Notes beneficially owned by such Holder.

•Lenders under Foreign Credit Lines (as defined in the Plan) were paid in the ordinary course of business in accordance with the terms of the relevant agreement.

•General Unsecured Claims (as defined in the Plan) were paid in the ordinary course of business.

•The existing common stock, and rights to acquire common stock, of Old Pyxus was discharged, cancelled, released, and extinguished and of no further force or effect.

Third Party Releases
Upon the effectiveness of the Plan, certain Holders of Claims and Interests (as such terms are defined in the Plan) with respect to the Debtors, except as otherwise specified in the Plan or Confirmation Order, were deemed to release and discharge the Released Parties (as defined in the Plan) from certain claims, obligations, rights, suits, damages, causes of action and liabilities in connection with the Chapter 11 Cases.

Transactions in Connection with Emergence
As contemplated by the Plan, certain transactions were effected on or prior to the effectiveness of the Plan, including the following:

•Three new Virginia corporations (i.e., the Company (then known as “Pyxus One, Inc.”), Pyxus Parent, Inc. and Pyxus Holdings) were organized.

•Pyxus Parent, Inc. issued all of its equity interests to the Company in exchange for 25.0 million shares of common stock, no par value, of the Company (such common stock is referred to as “New Common Stock” and the 25.0 million shares of which are referred to as the “Equity Consideration”). Pyxus Holdings then issued all of its equity interests to Pyxus Parent, Inc. in exchange for the Equity Consideration.

•Pyxus Holdings entered into the ABL Credit Agreement (as defined below) to borrow cash under the ABL Credit Facility (as defined below) which together with cash on-hand was sufficient to fund (1) the distributions to holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to take the Second Lien Notes Cash Option (as defined in the Plan) and (2) the Existing Equity Cash Pool (as defined in the Plan) (collectively such amount of cash is referred to as the “Cash Consideration”).

•Pursuant to an Asset Purchase Agreement, Old Pyxus transferred to Pyxus Holdings all of its assets (including by assuming and assigning all of Old Pyxus’ Executory Contracts and Unexpired Leases (as such terms are defined in the Plan) to Pyxus Holdings in accordance with the Plan, other than those Executory Contracts and Unexpired Leases that were rejected) and Pyxus Holdings assumed all of Old Pyxus’ obligations that are not discharged under the Plan (including all of Old Pyxus’ obligations to satisfy Allowed Administrative Claims, Allowed Professional Fee Claims, Allowed Other Secured Claims, Allowed Other Priority Claims, Allowed Foreign Credit Line Claims, Allowed General Unsecured Claims, Allowed Debtor Intercompany Claims, and Allowed Debtor Intercompany Claims as set forth in the Plan (as such terms are defined in the Plan)) in exchange for (i) Pyxus Holdings transferring the Equity Consideration to Old Pyxus, (ii) Pyxus Holdings transferring the Cash Consideration to Old Pyxus, (iii) Pyxus Holdings issuing the Notes (as defined below) under the Indenture (as defined below) which, on behalf of Old Pyxus, was issued to the Holders of Allowed

First Lien Notes Claims (as defined in the Plan) as set forth in the Plan, and (iv) Pyxus Holdings issuing the Term Loans (as defined below) under the Term Loan Credit Facility (as defined below) which, on behalf of Old Pyxus, was issued to the holders of the DIP Facility Claims (as defined in the Plan) as set forth in the Plan. In addition to the transfer of assets to Pyxus Holdings, Pyxus Holdings made an offer of employment to all employees of Old Pyxus and all such employees became employed by Pyxus Holdings, or a designated subsidiary, upon the effectiveness of the Plan on the same terms and conditions existing immediately prior to the effectiveness of the Plan.

•The Company and Pyxus Parent, Inc., along with each applicable subsidiary of the Company, guaranteed the Notes, the Term Loan Credit Facility, and the ABL Credit Facility.

•Old Pyxus provided for the distribution of (i) the Notes to the Holders of Allowed First Lien Notes Claims pursuant to the Plan, (ii) approximately 12.5 million shares of New Common Stock to Holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to receive New Common Stock under the Second Lien Notes Stock Option (as defined in the Plan) pursuant to the Plan, (iii) cash to the Holders of Allowed Second Lien Notes Claims that elected to take or are deemed to elect to take the Second Lien Notes Cash Option (as defined in the Plan), (iv) cash to the Qualifying Holders (as defined in the Plan) of the common stock of Old Pyxus pursuant to the Plan, (v) the Term Loans under the Term Loan Credit Facility and approximately 11.1 million shares of New Common Stock to the Holders of the DIP Facility Claims pursuant to the Plan, and (vi) approximately 1.4 million shares of New Common Stock in satisfaction of the Second Lien Notes RSA Fee Shares (as defined in the Plan) and in satisfaction of the Backstop Fee Shares (as defined in the Plan) to the persons entitled thereto pursuant to the terms and conditions of the Restructuring Support Agreement, dated June 14, 2020, by and among Old Pyxus and certain of its creditors party thereto, which was filed as Exhibit 10.1 to the Current Report on Form 8-K of Old Pyxus filed on June 15, 2020.

•Old Pyxus changed its name to Old Holdco, Inc., and the Company changed its name to Pyxus International, Inc.

•The Company elected a board of directors, initially comprising J. Pieter Sikkel, Holly Kim, and Patrick Fallon, and appointed as its officers the individuals serving as officers of Old Pyxus to the same offices held immediately prior to the effectiveness of the Old Plan.

The Company as Successor Issuer
As a result of these transactions, the Company is deemed to be the successor issuer to Old Pyxus under Rule 12g‑3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the shares of New Common Stock were deemed to be registered under Section 12(g) of the Exchange Act and the Company was thereby deemed to be subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder and, in accordance therewith, is required to file reports and other information with the Securities and Exchange Commission (the “Commission”). This Quarterly Report on Form 10-Q for the period ended September 30, 2020 is the first periodic report filed by the Company with the Commission.

ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the “ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the “ABL Credit Facility”). The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75.0 million, subject to certain limitations. The ABL Credit Facility matures on February 24, 2023, subject to potential extension on terms and conditions set forth in the ABL Credit Agreement. Refer to “Note 15. Debt Arrangements” for a description of the ABL Credit Agreement and the ABL Credit Facility.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the “Term Loan Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish a term loan credit facility in an aggregate principal amount of approximately $213.4 million (the “Term Loan Credit Facility”). The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility (the "DIP Facility”), and related fees, were converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility. The loans made under the Term Loan Credit Facility (the “Term Loans”) and the Term Loan Credit Facility mature on February 24, 2025. Refer to “Note 15. Debt Arrangements” for a description of the Term Loan Credit Agreement, the Term Loan Credit Facility and the Term Loans.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280.8 million in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to an Indenture (the “Indenture”) dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes mature on August 24, 2024. Refer to “Note 15. Debt Arrangements” for a description of the Notes and the Indenture.

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

4. Fresh Start Reporting

In connection with the emergence from Chapter 11 Cases, the Company qualified for fresh start reporting as (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor Company and (ii) the preliminary reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC 852, with the application of fresh start reporting, the Company allocated the preliminary reorganization value to its individual assets and liabilities based on their estimated fair values. The Effective Date estimated fair values of certain of the Company's assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets.

Reorganization Value
The reorganization value represents the fair value of the Company’s total assets before considering liabilities and is intended to approximate the amount a willing buyer would pay for the Company’s assets immediately after restructuring. The reorganization value was derived from the enterprise value, which represents the estimated fair value of an entity’s long-term debt and equity. As set forth in the Plan, the enterprise value (excluding cash) of the Company was estimated to be in the range of $1,251,000 to $1,524,000 with a midpoint of $1,388,000. The Company estimated its enterprise value to be $1,252,379, which is near the low point of the range. The Company believes utilizing an estimated enterprise value near the low point of the range is appropriate due to the identification of Level 1 trading activity that indicated the estimated enterprise value was near the low point of the range, the Company's performance lagging behind plan (due in part to the continued impact of the COVID-19 pandemic), and the utilization of an increased discount rate for the Other Products and Services long-term projections.

The estimated enterprise value is not necessarily indicative of actual value or financial results. Changes in the economy or the financial markets could result in a different estimated enterprise value. The calculated enterprise value relies on the three methodologies listed above collectively. The actual value of the business is subject to certain uncertainties and contingencies that are difficult to predict and will fluctuate with changes in various factors affecting the financial conditions and prospects of the business.

The following reconciles the estimated enterprise value to the estimated fair value of the Successor common stock as of the Fresh Start Reporting Date:

Enterprise value, excluding cash	$1,252,379
Plus: cash, cash equivalents, and restricted cash	117,587
Less: fair value of debt	(974,205)
Fair value of Successor stockholders’ equity	$395,761
Shares issued upon emergence	25,000
Per share value	$15.83

The following reconciles estimated enterprise value to the reorganization value of the Successor assets to be allocated to individual assets as of the Fresh Start Reporting Date:

Enterprise value, excluding cash	$1,252,379
Plus: cash, cash equivalents, and restricted cash	117,587
Plus: working capital liabilities	170,905
Plus: other operating liabilities	54,700
Plus: non-operating liabilities	112,185
Reorganization value of Successor assets	$1,707,756

With the assistance of financial advisors, the Company determined the estimated enterprise value and the corresponding estimated equity value of the Successor by considering various valuation methods, including (i) discounted cash flow method, (ii) guideline public company method, and (iii) selected transaction analysis method. The use and reliability of each approach is dependent on the facts and circumstances of the business being valued.
In order to estimate the enterprise value using the discounted cash flow analysis approach, the Company’s estimated future cash flow projections through 2024, plus a terminal value calculated using a capitalization rate applied to normalized cash flows were discounted to an assumed present value using our estimated weighted average cost of capital (12%), which represents the internal rate of return.

Condensed Consolidated Balance Sheet
The adjustments set forth in the following condensed consolidated balance sheet as of August 31, 2020 reflect the effects of the transactions contemplated by the Plan and executed on the Fresh Start Reporting Date (reflected in the column entitled “Reorganization Adjustments”) as well as the fair value and other required accounting adjustments resulting from the adoption of fresh start reporting (reflected in the column entitled “Fresh Start Reporting Adjustments”).

(in thousands)	As of August 31, 2020
	Predecessor	Reorganization Adjustments		Fresh Start Reporting Adjustments		Successor
Assets
Current assets
Cash and cash equivalents	$111,427	$(18,289)	(1)	$—		$93,138
Restricted cash	2,949	21,500	(2)	—		24,449
Trade receivables, net	152,309	—		—		152,309
Other receivables	13,227	—		—		13,227
Accounts receivable, related parties	2,780	—		—		2,780
Inventories, net	861,851	—		—		861,851
Advances to tobacco suppliers, net	44,061	—		—		44,061
Recoverable income taxes	5,830	—		—		5,830
Prepaid expenses	34,350	—		—		34,350
Other current assets	15,059	—		—		15,059
Total current assets	1,243,843	3,211		—		1,247,054
Restricted cash	389	—		—		389
Investments in unconsolidated affiliates	54,460	—		13,291	(13)	67,751
Goodwill	6,120	—		48,756	(14)	54,876
Other intangible assets, net	64,924	—		1,596	(15)	66,520
Deferred income taxes, net	125	—		9,638	(16)	9,763
Long-term recoverable income taxes	3,130	—		—		3,130
Other noncurrent assets	45,821	3,139	(3)	(310)	(17)	48,650
Right-of-use assets	39,576	—		(4,281)	(18)	35,295
Property, plant, and equipment, net	299,293	—		(124,965)	(19)	174,328
Total assets	$1,757,681	$6,350		$(56,275)		$1,707,756

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$461,783	$—		$—		$461,783
DIP financing	206,700	(206,700)	(4)	—		—
Accounts payable	58,813	334	(5)	25		59,172
Accounts payable, related parties	26,125	—		—		26,125
Advances from customers	23,967	—		—		23,967
Accrued expenses and other current liabilities	113,118	(31,853)	(6)	(1,792)	(20)	79,473
Income taxes payable	8,319	—		—		8,319
Operating leases payable	11,083	—		(992)	(21)	10,091
Current portion of long-term debt	90	—		—		90
Total current liabilities	909,998	(238,219)		(2,759)		669,020
Long-term taxes payable	7,623	—		—		7,623
Long-term debt	277,090	250,546	(7)	(15,304)	(22)	512,332
Deferred income taxes	20,749	91	(8)	(10,070)	(23)	10,770
Liability for unrecognized tax benefits	13,420	—		—		13,420
Long-term leases	25,728	—		(2,263)	(21)	23,465
Pension, postretirement, and other long-term liabilities	71,898	—		3,467	(24)	75,365
Total liabilities not subject to compromise	1,326,506	12,418		(26,929)		1,311,995
Liabilities subject to compromise
Debt subject to compromise	635,686	(635,686)	(9)	—		—
Accrued interest on debt subject to compromise	26,156	(26,156)	(9)	—		—
Total liabilities subject to compromise	661,842	(661,842)		—		—
Total liabilities	1,988,348	(649,424)		(26,929)		1,311,995

Stockholders’ equity
Common Stock—no par value:
Predecessor common stock (shares)	9,976	(9,976)		—		—
Successor common stock (shares)	—	25,000		—		25,000
Predecessor additional paid-in capital	468,147	(468,147)	(10)	—		—
Successor additional paid-in capital	—	391,402	(11)	—		391,402
Retained deficit	(644,250)	728,160	(12)	(83,910)	(25)	—
Accumulated other comprehensive loss	(54,484)	—		54,484	(26)	—
Total stockholders’ equity (deficit) of Pyxus International, Inc.	(230,587)	651,415		(29,426)		391,402
Noncontrolling interests	(80)	4,359		80		4,359
Total stockholders’ equity (deficit)	(230,667)	655,774		(29,346)		395,761
Total liabilities and stockholders’ equity	$1,757,681	$6,350		$(56,275)		$1,707,756

(1) The following summarizes the change in cash and cash equivalents:

Proceeds from ABL Credit Facility, net of debt issuance costs	$26,861
Repayment of DIP Facility	(213,418)
Proceeds from Term Loan Credit Facility	213,418
Proceeds from 10.0% first lien notes	280,844
Repayment of 8.5% first lien notes	(280,844)
Payment to fund professional fee escrow account	(21,500)
Payment of other professional and administrative fees	(11,828)
Payment of accrued interest on DIP Facility	(494)
Payment to holders of Predecessor second lien notes that elected the cash option	(1,199)
Payment to holders of Predecessor common stock	(1,000)
Payment of accrued interest on prepetition Predecessor first lien notes	(9,129)
$(18,289)

(2) Represents the funding of an escrow account for professional fees associated with the Chapter 11 Cases.
(3) Represents the capitalization of debt issuance costs related to the ABL Credit Facility.
(4) Represents the conversion of the DIP Facility that was exchanged for the Term Loans, and accordingly reclassified to long-term debt.
(5) Reflects the recognition of payables for professional fees to be paid subsequent to the Company's emergence from Chapter 11 Cases.
(6) The following summarizes the net change in accrued expenses and other current liabilities:

Payment of accrued interest on the DIP Facility	$(494)
Payment of accrued interest on the Predecessor first lien notes	(9,129)
Settlement of accrued backstop fee through the issuance of common stock	(18,000)
Reclassification of DIP Facility exit fee to long-term debt	(6,718)
Recognition of accrued interest from the Effective Date to the Convenience Date	1,044
Accrual for professional fees	1,444
$(31,853)
(7) The following summarizes the changes in long-term debt:

Draw on the ABL Credit Facility	$30,000
Issuance of the Term Loans (1)	213,418
Conversion of redemption fee on Predecessor first lien notes to Successor Notes	5,843
Derecognition of the original issue discount and the debt issuance costs on Predecessor first lien notes	1,285
$250,546
(1) Includes $6,718 related to the DIP Facility exit fee

(8) Represents the recognition of deferred tax liabilities as a result of the cumulative tax impact of the reorganization adjustments herein.

(9) Represents the settlement of liabilities subject to compromise in accordance with the Plan, which resulted in a gain on the discharge of the Predecessor second lien notes as follows:

Debt subject to compromise	$635,686
Accrued interest on debt subject to compromise	26,156
Total second lien notes discharged	661,842
Payment to holders of second lien notes electing cash option	(1,199)
Value of common stock issued to holders of second lien notes	(198,339)
Gain on discharge of second lien notes	$462,304

(10) Represents the cancellation of Predecessor common stock.

(11) The changes in Successor additional paid-in capital were as follows:

Value of Successor common stock, second lien notes	$198,339
Value of Successor common stock, other	193,063
$391,402

(12) Represents $260,013 of cumulative impact to Predecessor retained deficit as a result of the reorganization adjustments described above and $468,147 for the elimination of Predecessor common stock.
(13) Represents fair value adjustments to the Company's equity method investments.
(14) Represents reorganization value in excess of value allocable to tangible and intangible assets.
(15) Represents the fair value adjustments to recognize the customer relationships, licenses, technology (inclusive of patents and know how), trade names, and internally developed software intangible assets.
(16) Represents the recognition of deferred tax assets as a result of the cumulative tax impact of the fresh start adjustments herein.
(17) Represents an adjustment to pension assets of ($352), partially offset by other adjustments of $42.
(18) Represents the fair value adjustments to right-of-use lease assets.
(19) Represents the following fair value adjustments to property, plant, and equipment, net:

	Predecessor Historical Value	Fair Value Adjustment	Successor Fair Value
Land	$33,562	$(37)	$33,525
Buildings	259,255	(193,798)	65,457
Machinery and equipment	198,708	(123,362)	75,346
Total	491,525	(317,197)	174,328
Less: Accumulated Depreciation	(192,232)	192,232	—
Total property, plant, and equipment, net	$299,293	$(124,965)	$174,328

(20) Represents the revaluation of the current pension liability of ($1,800), partially offset by an adjustment to financing leases of $8.
(21) Represents the Company's recalculation of lease obligations using a higher incremental borrowing rate applicable upon emergence from Chapter 11 Cases and commensurate with the new capital structure.
(22) Represents the fair value adjustment to the first lien notes.
(23) Represents the adjustment of deferred tax liabilities as a result of the cumulative tax impact of the fresh start valuation adjustments herein.
(24) Represents the recalculation of the present value of the Company's pension liability.
(25) Represents the cumulative impact of the remeasurement of assets and liabilities from fresh start reporting, $7,631 of tax effect of reorganization items, and the elimination of Predecessor's accumulated other comprehensive losses.
(26) Represents the derecognition of accumulated other comprehensive loss as a result of reorganization pension adjustments, and the elimination of Predecessor's foreign currency translation adjustments.

5. Revenue Recognition

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

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Leaf - North America:
Product revenue	$17,105	$25,293	$44,259
Processing and other revenues	2,872	2,544	7,196
Total sales and other operating revenues	19,977	27,837	51,455

Leaf - Other Regions:
Product revenue	89,409	137,546	306,811
Processing and other revenues	7,579	15,212	18,757
Total sales and other operating revenues	96,988	152,758	325,568

Other Products and Services:
Total sales and other operating revenues	869	4,196	5,958

Total sales and other operating revenues	$117,834	$184,791	$382,981

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Leaf - North America:
Product revenue	$17,105	$51,211	$75,400
Processing and other revenues	2,872	6,523	11,005
Total sales and other operating revenues	19,977	57,734	86,405

Leaf - Other Regions:
Product revenue	89,409	355,902	531,958
Processing and other revenues	7,579	24,595	29,380
Total sales and other operating revenues	96,988	380,497	561,338

Other Products and Services:
Total sales and other operating revenues	869	9,369	11,908

Total sales and other operating revenues	$117,834	$447,600	$659,651

The following summarizes activity in the allowance for expected credit losses:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Balance, beginning of period	$(15,361)	$(14,985)	$(7,250)
Write-offs	270	(376)	8
Balance, end of period	$(15,091)	$(15,361)	$(7,242)
Trade receivables	170,622	167,670	209,688
Trade receivables, net	$155,531	$152,309	$202,446

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Balance, beginning of period	$(15,361)	$(15,893)	$(13,381)
Write-offs	270	532	6,139
Balance, end of period	$(15,091)	$(15,361)	$(7,242)
Trade receivables	170,622	167,670	209,688
Trade receivables, net	$155,531	$152,309	$202,446

6. Restructuring and Asset Impairment Charges

Following the effectiveness of the Plan on August 24, 2020, the Company renewed its focus on cost saving initiatives. The employee severance charges are primarily related to restructuring of certain U.S. operations and the impairment charges are primarily related to continued restructuring of certain African operations.

The following summarizes the Company's restructuring and asset impairment charges:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Employee separation charges	$922	$313	$8
Asset impairment and other non-cash charges	295	180	—
Restructuring and asset impairment charges	$1,217	$493	$8

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Employee separation charges	$922	$353	$101
Asset impairment and other non-cash charges	295	213	119
Restructuring and asset impairment charges	$1,217	$566	$220

The following summarizes the activity in the restructuring accrual for employee separation and other cash charges for the Company's Leaf - North America and Leaf - Other Regions segments:

	Successor		Predecessor
	One month ended September 30, 2020		Two months ended August 31, 2020		Three months ended September 30, 2019
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$312	$255	$—	$321	$817	$214
Period charges	922	—	312	—	—	8
Payments	(60)	(26)	—	(66)	(551)	(8)
Ending balance	$1,174	$229	$312	$255	$266	$214

	Successor		Predecessor
	One month ended September 30, 2020		Five months ended August 31, 2020		Six months ended September 30, 2019
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$312	$255	$—	$407	$1,621	$222
Period charges	922	—	312	40	8	93
Payments	(60)	(26)	—	(192)	(1,363)	(101)
Ending balance	$1,174	$229	$312	$255	$266	$214

The following summarizes the asset impairment and other non-cash charges for the Company's Leaf - North America and Leaf - Other Regions segments:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Leaf - North America	$—	$(8)	$—
Leaf - Other Regions	295	188	—
Other Products and Services	$—	$—	$—
Total	$295	$180	$—

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Leaf - North America	$—	$17	$—
Leaf - Other Regions	295	196	119
Other Products and Services	$—	$—	$—
Total	$295	$213	$119

7. Income Taxes

As described in “Note 3. Emergence from Voluntary Reorganization under Chapter 11”, on August 24, 2020, as part of the Chapter 11 plan of reorganization, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, which is an indirect subsidiary of the Company. Under the Plan, all suppliers, vendors, employees, trade partners, foreign lenders and landlords were unimpaired and were to be satisfied in full in the ordinary course of business, and the existing trade and customer contracts and terms of Old Pyxus were to be maintained by the Company and its subsidiaries. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate the Old Pyxus business in the ordinary course. Old Pyxus, which retained no assets, has commenced a dissolution and is being wound down.

The tax attributes generated by Old Pyxus’ foreign subsidiaries (net operating loss carryforwards and income tax credits) survived the Chapter 11 proceedings and we expect, to the extent that a valuation allowance is not applicable, to use these tax attributes to reduce future tax liabilities. For U.S. tax purposes, tax attributes not utilized as part of the Chapter 11 proceedings or asset sale to Pyxus Holdings pursuant to the Plan will expire unutilized.

The Company entered into a transfer agreement with Old Pyxus to transfer and assume the liability for unpaid installments payments of Old Pyxus under Internal Revenue Code Section 965(h) (i.e. transition tax) in the amount of $8,543.

Valuation allowances have been established against deferred tax assets if, based on the available positive and negative evidence, it is more likely than not such assets will not be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law of each applicable tax jurisdiction. The Company and Old Pyxus have considered the following possible sources of taxable income when assessing the realization of our and Old Pyxus’ deferred tax assets:

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•tax income in prior carryback years; and
•tax-planning strategies.

If, in the future, the Company overcomes negative evidence in tax jurisdictions where it has established valuation allowances, then the conclusions regarding the need for valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If the Company generates taxable income in tax jurisdictions prior to overcoming negative evidence, then it would reverse a portion of the valuation allowances related to the corresponding realized tax benefit for that period, without changing its conclusions on the need for the valuation allowance against the remaining net deferred tax assets.

For interim tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date ordinary income/loss pursuant to FASB ASC 740-270, “Accounting for Income Taxes in Interim Periods.” The Company reports the tax effect of unusual or infrequently occurring items, including changes in judgement about valuation allowances, uncertain tax positions, and effects of changes in tax laws or rates in the interim period in which they occur. The Company excludes tax jurisdictions where it has projected or year to date loss for which a tax benefit cannot be realized in accordance with FASB ASC 740, “Accounting for Income Taxes”. Old Pyxus reported on a discrete basis for the period April 1, 2020 through August 31, 2020.

The effective rate differs from the US statutory rate of 21% due to the impact of net foreign exchange effects, increases in non-deductible interest, foreign income taxed in the U.S., variations in the expected jurisdictional mix of earnings and variations in included/excluded entities per adherence to FASB ASC 240-270. The Company has allocated $6,589 of the year-to-date tax benefit to a current tax receivable as it expects the year-to-date loss to offset current taxes payable throughout the remainder of the current year.

As of September 30, 2020, the Company’s unrecognized tax benefits totaled $15,344, of which $11,757 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2020, accrued interest and penalties totaled $1,238 and $618, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

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

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2020, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2017. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous corporate income tax provisions, some of which affect our calculation of income taxes, including providing for the carryback of certain net operating losses, modifications to the net interest deduction limitations, refundable payroll tax credits, and deferment of employer social security payments. However, the provisions did not have a material impact on our Predecessor or Successor financial statements.

8. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Successor	Predecessor
(in thousands, except per share data)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(5,313)	$111,198	$(16,518)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,144
Basic (loss) earnings per share	$(0.21)	$11.15	$(1.81)

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(5,313)	$111,198	$(16,518)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,144
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	23	—
Adjusted weighted average number of shares outstanding	25,000	9,999	9,144
Diluted (loss) earnings per share	$(0.21)	$11.12	$(1.81)
(1) 0, 0, and 785 shares of common stock were owned by a wholly owned subsidiary as of August 31, 2020 and September 30, 2020 and 2019, respectively.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 20 for the three months ended September 30, 2019.

	Successor	Predecessor
(in thousands, except per share data)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(5,313)	$19,037	$(78,315)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,123
Basic (loss) earnings per share	$(0.21)	$1.91	$(8.58)

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(5,313)	$19,037	$(78,315)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,123
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	16	—
Adjusted weighted average number of shares outstanding	25,000	9,992	9,123
Diluted (loss) earnings per share	$(0.21)	$1.91	$(8.58)
(1) 0, 0, and 785 shares of common stock were owned by a wholly owned subsidiary as of August, 31, 2020 and September 30, 2020 and 2019, respectively.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 39 for the six months ended September 30, 2019.

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

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Antidilutive stock options and other awards	—	427	450
Weighted average exercise price	$—	$56.86	$56.98

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Antidilutive stock options and other awards	—	427	430
Weighted average exercise price	$—	$56.86	$59.63

9. Cash, Cash Equivalents, and Restricted Cash

The following summarizes the composition of restricted cash:

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Compensating balance for short-term borrowings	$970	$1,938	$893
Escrow (1)	22,172	2,318	1,450
Other	532	904	$532
Total	$23,674	$5,160	$2,875
(1) As of September 30, 2020, funds held in escrow was primarily related to professional fees for services rendered during the Chapter 11 Cases.

10. Inventories, Net

The following summarizes the composition of inventories, net:

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Processed tobacco	$639,698	$603,422	$485,764
Unprocessed tobacco	147,128	169,577	178,782
Other tobacco related	18,123	18,592	24,071
Other(1)	39,744	10,968	41,402
Total	$844,693	$802,559	$730,019
(1) Represents inventory from the other products and services segment.

11. Acquisitions

On December 18, 2017, the Company completed a purchase of a 40.0% interest in Criticality LLC ("Criticality"), a North Carolina-based industrial hemp company that is engaged in cannabidiol ("CBD") extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law. On April 22, 2020, the Company acquired the remaining 60.0% of the equity in Criticality in exchange for consideration consisting of $5,000 cash and $7,450 for the settlement of the Company's note receivable from Criticality, subject to certain post-closing adjustments.

The acquisition of Criticality was a business combination achieved in stages, which required the Company to remeasure its previously held equity interest in Criticality at its acquisition date fair value. This remeasurement resulted in a loss of approximately $2,667 being recorded in other (expense) income, net within the condensed consolidated statements of operations for the five months ended August 31, 2020. The assets and liabilities were recorded at their fair value.

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

The following summarizes the revenue, operating loss, and net loss for Criticality as well as the resulting impact to basic and diluted (loss) earnings per share:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020
Revenue	3	—
Operating loss	(1,131)	(2,326)
Net loss	(1,170)	(2,408)

Impact to (loss) earnings per share:
Basic	(0.05)	(0.24)
Diluted	(0.05)	(0.24)

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020
Revenue	3	—
Operating loss	(1,131)	(3,117)
Net loss	(1,170)	(3,317)

Impact to (loss) earnings per share:
Basic	(0.05)	(0.33)
Diluted	(0.05)	(0.33)

12. Equity Method Investments

The following summarizes the Company's equity method investments as of September 30, 2020:

	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	(9,088)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(8,735)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	44,326
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	(3,581)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,557
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(9,088)

The following summarizes financial information for these equity method investments:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Operations statement:
Sales	$13,006	$31,841	$149,137
Gross profit	2,248	7,202	25,266
Net income	738	3,560	11,993
Company's dividends received	—	40	480

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Operations statement:
Sales	$13,006	$67,553	$195,370
Gross profit	2,248	14,151	34,773
Net income	738	5,869	15,093
Company's dividends received	—	5,104	6,574

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Balance sheet:
Current assets	$246,852	$259,980	$145,207
Property, plant, and equipment and other assets	42,544	54,698	56,481
Current liabilities	185,187	195,834	82,377
Long-term obligations and other liabilities	4,185	4,693	6,296

Of the amounts presented above, the following summarizes financial information for China Brasil Tobacos Exportadora SA ("CBT"):

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Operations statement:
Sales	$4,673	$12,347	$118,043
Gross profit	1,037	4,275	19,809
Net income	266	2,302	10,924
Net income attributable to CBT	130	1,128	5,353

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Operations statement:
Sales	$4,673	$26,675	$136,434
Gross profit	1,037	6,423	22,021
Net income	266	3,216	10,888
Net income attributable to CBT	130	1,576	5,335

13. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Investments in variable interest entities	$61,432	$62,468	$62,407
Receivables with variable interest entities	1,541	7,486	10,099
Guaranteed amounts to variable interest entities (not to exceed)	56,040	66,375	59,792

14. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Successor
	One Month Ended September 30, 2020
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Fresh start Adjustment (2)	Additions	Accumulated Amortization	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	11.60 years	$—	$29,200	$—	$(210)	$28,990
Licenses (1)	11.92 years	—	16,000	—	(111)	15,889
Technology	7.92 years	—	11,000	—	(115)	10,885
Trade names	13.80 years	—	10,320	—	(62)	10,258
Intangibles not subject to amortization:
Goodwill		—	54,876	—	—	54,876
Total		$—	$121,396	$—	$(498)	$120,898
(1) Certain of the Company's license intangibles are subject to annual renewal.
(2) Refer to "Note 4. Fresh Start Reporting" for additional details regarding fresh start reporting adjustments.

	Predecessor
	Five Months Ended August 31, 2020
	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Fresh Start Adjustment(5)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$63,980	$—	$(34,724)	$—	$(29,256)	$—
Production and supply contracts (2)	7,000	—	(3,395)	—	(3,605)	—
Internally developed software (6)	22,385	—	(19,579)	41	(2,847)	—
Licenses (3)	30,886	—	(4,202)	2,183	(28,867)	—
Trade names	500	—	(151)	—	(349)	—
Intangibles not subject to amortization:
Goodwill (4)	—	6,120	—	—	(6,120)	—
Total	$124,751	$6,120	$(62,051)	$2,224	$(71,044)	$—
(1) Amortization expense across intangible asset classes for the five months ended August 31, 2020 was $3,160.
(2) A production and supply contract with a gross carrying amount of $7,893 was fully amortized and removed during the year ended March 31, 2020.
(3) Certain of the Company's license intangibles are subject to annual renewal.
(4) Goodwill of $6,120 relates to the Other Products and Services segment.
(5) Refer to “Note 4. Fresh Start Reporting” for additional details regarding fresh start reporting adjustments.
(6) Internally developed software was adjusted to $3,605 by Fresh Start Adjustments and has been reclassified to Successor's property, plant, and equipment.

	Predecessor
	Year Ended March 31, 2020
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.66 years	$63,980	$—	$(33,049)	$—	$30,931
Production and supply contracts	3.00 years	14,893	—	(11,217)	—	3,676
Internally developed software	3.96 years	19,917	2,468	(19,082)	—	3,303
Licenses (2)	16.95 years	33,330	195	(3,310)	(2,551)	27,664
Trade names	6.00 years	500	—	(126)	—	374
Total		$132,620	$2,663	$(66,784)	$(2,551)	$65,948
(1) Amortization expense across intangible asset classes for the fiscal year ended March 31, 2020 was $6,991.
(2) Certain of the Company's license intangibles are subject to annual renewal.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Licenses	Technology(1)	Trade Names	Total
2021 (excluding the six months ended September 30, 2020)	$1,260	$667	$688	$373	$2,988
2022	2,519	1,333	1,375	745	5,972
2023	2,519	1,333	1,375	745	5,972
2024	2,519	1,333	1,375	745	5,972
2025	2,519	1,333	1,375	745	5,972
Thereafter	17,654	9,890	4,697	6,905	39,146
	$28,990	$15,889	$10,885	$10,258	$66,022

15. Debt Arrangements

The following summarizes debt and notes payable:

			Successor
	Outstanding		September 30, 2020
	Predecessor	Successor	Lines and
	March 31,	September 30,	Letters	Interest
(in thousands)	2020	2020	Available	Rate
Senior secured credit facility:
ABL facility	$44,900	$—	$—	4.1%	(1)
ABL Credit Facility	—	67,500	7,500	4.5%
Senior notes:
8.5% senior secured first lien notes (2)	272,871	—	—	8.5%
9.875% senior secured second lien notes (3)	630,737	—	—	9.9%
10.0% senior secured first lien notes (4)	—	265,791	—	10.0%

Term Loans (5)	—	213,750	—	9.7%	(1)
Other long-term debt	856	3,278	260	5.1%	(1)
Notes payable to banks (6)	540,157	457,916	296,042	6.4%	(1)
Total debt	$1,489,521	$1,008,235	$303,802
Short-term	$540,157	$457,916
Long-term:
Current portion of long-term debt	$45,048	$123
Long-term debt	904,316	550,196
	$949,364	$550,319

Letters of credit	$7,027	$5,552	$2,570
Total credit available			$306,372

(1) Weighted average rate for the trailing twelve months ended September 30, 2020.
(2) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the pre-petition 8.5% senior secured first lien notes were cancelled and replaced with the 10.0% senior secured first lien notes due 2024.

(3) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the pre-petition 9.875% senior secured second lien notes were cancelled through the exchange of common stock in the Successor or cash.

(4) Repayment of $265,791 is net of original issue discount of $15,053. Total repayment will be $280,844.
(5) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the DIP Facility entered into at the petition date converted into the Term Loan Credit Facility. The aggregate balance of the Term Loans of $213,750 includes $332 of accrued paid in kind interest.

(6) Primarily foreign seasonal lines of credit.

ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into the ABL Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish the ABL Credit Facility. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to the limitations described below in this paragraph. Under certain conditions, Pyxus Holdings may solicit the ABL Lenders to provide additional revolving loan commitments under the ABL Credit Facility in an aggregate amount not to exceed $15,000. The ABL Credit Facility is required to be drawn at all times in an amount greater than or equal to the lesser of (i) 25% of total commitments under the ABL Credit Facility and (ii) $18,750. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•85% of eligible accounts receivable, plus

•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the appraised net-orderly-liquidation value of eligible inventory.

At September 30, 2020, $7,500 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $67,500 outstanding on that date.
The ABL Credit Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the ABL Credit Facility bear interest at an annual rate equal to LIBOR plus 475 basis points or 375 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 100 basis points.
The ABL Credit Facility matures on February 24, 2023, subject to extension on terms and conditions set forth in the ABL Credit Agreement. The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee of 50 basis points upon the permanent reduction of commitments under the ABL Credit Facility, including maturity. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period. Pyxus Holdings’ obligations under the ABL Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company and all of Pyxus Holdings’ material domestic subsidiaries, and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the ABL Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the “ABL Loan Parties”) and (b) secured by the Collateral, as described below, which is owned by the ABL Loan Parties.
The liens and other security interests granted by the ABL Loan Parties on the Collateral for the benefit of the lenders under the ABL Credit Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on ABL Priority Collateral (as defined in the ABL/Term Loan/Intercreditor Agreement described below) with the security interests securing the Term Loan Credit Facility and the Senior Secured First Lien Notes junior thereto, each as described below. The obligations of Pyxus Holdings and each other ABL Credit Party under the ABL Credit Facility and any related guarantee have respective priorities in a waterfall with respect to portions of the Collateral as set forth in the ABL/Term Loan/Notes Intercreditor Agreement and the Term Loan/Notes Intercreditor Agreement described below.
Cash Dominion
Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing or (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below the greater of (x) $7,500 and (y) 10% of the lesser of (A) the commitments under the ABL Credit Facility at such time and (B) the borrowing base at such time (such greater amount being the “Cash Dominion Threshold”), the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a “Dominion Period”) shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, or (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than the Cash Dominion Threshold for a period of 30 consecutive days. No Dominion Period existed as of September 30, 2020.
Financial, Affirmative, and Restrictive Covenants
The ABL Credit Agreement governing the ABL Credit Facility contains a covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.00 to 1.00 during any Dominion Period.
The ABL Credit Agreement governing the ABL Credit Facility also contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company's and its restricted subsidiaries' ability to, among other things:
•incur additional indebtedness or issue disqualified stock or preferred stock;
•make investments;
•pay dividends and make other restricted payments;
•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).
At September 30, 2020, Pyxus Holdings was in compliance with all such covenants under the ABL Credit Agreement.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into the Term Loan Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, were converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility.

The Term Loan Credit Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the Term Loan Credit Facility bear interest at an annual rate equal to LIBOR plus 800 basis points or 700 basis points above base rate, as applicable. In addition to the cash interest payments, from and after the first anniversary of the Term Loan Credit Agreement, the term loans (the “Term Loans”) under the Term Loan Credit Facility bear “payment in kind” interest in an annual rate equal to 100 basis points, which rate increases by an additional 100 basis points on each of the second, third and fourth anniversaries of the Term Loan Credit Agreement.

The Term Loans and the Term Loan Credit Facility mature on February 24, 2025. The Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. In addition, customary mandatory prepayments of the Term Loans are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the Term Loan Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period. At September 30, 2020, the aggregate principal amount of the Term Loans outstanding was $213,750.

Pyxus Holdings’ obligations under the Term Loan Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries (the “Foreign Guarantors”), and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the Term Loan Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the “Term Facility Loan Parties”) and (b) secured by the Collateral, as described below, which is owned by the Term Facility Loan Parties.

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
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries.
At September 30, 2020, Pyxus Holdings was in compliance with all such covenants under the Term Loan Credit Agreement.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to the Indenture dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes bear interest at a rate of 10.00% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2021, to holders of record at the close of business on the preceding February 1 and August 1, respectively. The Notes mature on August 24, 2024.

Guarantees
The Notes are initially guaranteed on a senior secured basis by the Company, all of the Company’s material domestic subsidiaries (other than Pyxus Holdings) and the Foreign Guarantors, on a subordinated basis to the guarantees securing the Term Loan Facility, and each of its future material domestic subsidiaries are required to guarantee the Notes on a senior secured basis.

Optional Redemption
At any time prior to August 24, 2022, Pyxus Holdings may redeem the Notes, in whole or in part, at a redemption price equal to the “make-whole” amount as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 24, 2022, Pyxus Holdings may on any one or more occasions redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest on the Notes redeemed, to the applicable date of redemption, if redeemed during the periods specified below, subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date:

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
Certain Covenants
The Indenture contains covenants that impose restrictions on Pyxus Holdings, the Company and the Company’s subsidiaries (other than subsidiaries that may in the future be designated as “Unrestricted Subsidiaries” under the Indenture), including on their ability to, among other things:
•incur additional indebtedness or issue disqualified stock or preferred stock;
•make investments;
•pay dividends and make other restricted payments;
•sell certain assets;
•create liens;
•enter into sale and leaseback transactions;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; and
•enter into transactions with affiliates.

At September 30, 2020, each of Pyxus Holdings and each guarantor of the Notes was in compliance with all such covenants under the Indenture.

Collateral
The liens and other security interests granted by Pyxus Holdings and the guarantors on the Collateral for the benefit of the holders of the Notes are, subject to certain permitted liens, secured by first-priority security interests on the Notes Priority Collateral and a junior lien on the ABL Priority Collateral and the Term Loan Priority Collateral (in each case as defined in the Intercreditor Agreements). The obligations of Pyxus Holdings and each other guarantor have respective priorities with respect to the guarantees and the Collateral as set forth in the Intercreditor Agreements described below.

Intercreditor Agreements
The priority of the obligations under each of the Notes, the ABL Credit Facility, and the Term Loan Credit Facility are set forth in the two intercreditor agreements entered into in connection with consummation of the transactions contemplated by the Plan, including the issuance of the Notes and the establishment of the ABL Credit Facility and the Term Loan Credit Facility.

ABL/Term Loan/Notes Intercreditor Agreement
The intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, (A) the holders of obligations under the Term Loan Credit Facility, the guarantees thereof and certain related obligations and (B) the holders of obligations under the Notes, the guarantees thereof and certain related obligations, is governed by the ABL/Term Loan/Notes Intercreditor Agreement. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first priority liens on the Collateral consisting of ABL Priority Collateral (as defined therein), including certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing (other than identifiable cash proceeds of the Term Loan Priority Collateral or the Notes Priority Collateral, each as defined below), with the obligations under the Notes and the Term Loan Facility having junior priority liens on the ABL Priority Collateral. Pursuant to the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ collective obligations under the Term Loan Credit Facility and the Notes, the guarantees thereof and certain related obligations have first priority liens on the Notes Priority Collateral which consists of the Collateral that is not ABL Priority Collateral, including owned material real property in the United States, capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor, existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior priority liens on the Notes Priority Collateral.

Term Loan/Notes Intercreditor Agreement
The intercreditor relationship between and among the holders of obligations under the Term Loan Credit Facility, the guarantees thereof and certain related obligations and the holders of obligations under the Notes, the guarantees thereof and certain related obligations is governed by the Term Loan/Notes Intercreditor Agreement. Pursuant to the terms of the Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the Term Loan Credit Facility, the guarantees thereof and certain related obligations have senior priority liens on the Term Loan Priority Collateral consisting of (i) all assets and property of Pyxus Holdings and any domestic guarantor constituting ABL Priority Collateral up to (A) $125,000 minus (B) the aggregate principal amount of loans and the aggregate face amount of letters of credit outstanding under the ABL Credit Agreement, and (ii) all assets and property of any Foreign Guarantor constituting Collateral securing the Term Loan Agreement, with the obligations under the Notes having junior priority liens on the Term Loan Priority Collateral (the "ABL Priority Collateral Cap"). The liens securing the Notes and the Term Loan Facility on the ABL Priority Collateral in excess of the ABL Priority Collateral Cap are secured on a pari passu basis. Further, the guarantees of the Foreign Guarantors in respect of the Notes are subordinated in right of payments to the guarantees of the Foreign Guarantors in respect of the Term Loan Facility. Pursuant to the Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the Notes, the guarantees thereof and certain related obligations have first priority liens on all Notes Priority Collateral, with the obligations under the Term Loan Facility having junior priority liens on the Notes Priority Collateral.

African Seasonal Lines of Credit
On August 13, 2020, certain then subsidiaries of Old Pyxus, which are now subsidiaries of the Company, Alliance One International Holdings, Ltd. (“AOI Holdings”) and the subsidiaries in Kenya, Malawi, Tanzania, Uganda and Zambia (collectively, the “African Subsidiaries”) entered into an Amendment and Restatement Agreement (the “Initial TDB Facility Agreement”) with Eastern and Southern African Trade and Development Bank (“TDB”). On August 24, 2020, AOI Holdings, the African Subsidiaries, the Company, Pyxus Parent, Inc., Pyxus Holdings and TDB entered into a Second Amendment and Restatement Agreement (the “TDB Facility Agreement”) to amend and restate the Initial TDB Facility Agreement to add the Company, Pyxus Parent, Inc. and Pyxus Holdings as guarantors thereunder and to otherwise amend provisions thereof to permit the consummation of the transactions contemplated by the Plan. The TDB Facility Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiaries with TDB and supersedes the prior terms in effect. These lines of credit provide borrowings to fund the purchase of leaf tobacco in the respective jurisdictions to be repaid upon the sale of that tobacco. The original aggregate maximum borrowing availability under these separate existing foreign seasonal lines of credit was $255,000, and the aggregate borrowings were $240,485 as of August 13, 2020. Subject to certain conditions, the TDB Facility Agreement increased the maximum aggregate borrowing capacity to $285,000, less the amount of outstanding loans borrowed under the existing foreign seasonal lines of credit with TDB. Loans under the TDB Facility Agreement bear interest at LIBOR plus 6%. The TDB Facility Agreement terminates on June 30, 2021 and may be renewed at TDB’s discretion.

Each of AOI Holdings, the Company, Pyxus Parent, Inc. and Pyxus Holdings guarantees the obligations of the African Subsidiaries under the TDB Facility Agreement. The obligations of each African Subsidiary under the TDB Facility Agreement are required to be secured by a first priority pledge of:

•tobacco purchased by that African Subsidiary that is financed by TDB;

•intercompany receivables arising from the sale of the tobacco financed by TDB;

•customer receivables arising from the sale of the tobacco financed by TDB; and

•such African Subsidiary’s local collection account receiving customer payments for purchases of tobacco financed by TDB.

The TDB Facility Agreement also requires Alliance One International, LLC, a subsidiary of the Company, to pledge customer receivables arising from the sale of the tobacco financed by TDB and pledge its collection accounts designated for receiving customer payments for purchases of tobacco financed by TDB.

The Agreement contains affirmative and negative covenants (subject, in each case, to customary and other exceptions and qualifications), including covenants that limit the ability of the African Subsidiaries to, among other things:

•grant liens on assets;

•incur additional indebtedness (including guarantees and other contingent obligations);

•sell or otherwise dispose of property or assets;

•maintain a specified amount of pledged accounts receivable and inventory;

•make changes in the nature of its business;

•enter into burdensome contracts; and

•effect certain modifications or terminations of customer contracts.

At September 30, 2020, the Company and its subsidiaries party to the TDB Facility Agreement were in compliance with all such covenants under the TDB Facility Agreement and $123,871 was available for borrowing under the TDB Facility Agreement, after reducing availability by the aggregate borrowings under the TDB Facility Agreement of $161,129 outstanding on that date.

The TDB Facility Agreement contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, invalidity of loan documentation, certain changes of control of the Company and the other loan parties, termination of material licenses and material adverse changes.

16. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of September 30, 2020, the investment limit under the first facility was $125,000 of trade receivables. Under the second facility, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of September 30, 2020, the investment limit under the second facility was $125,000 of trade receivables.

As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $4,185, $12,446, and $9,586 as of September 30, 2020 and 2019, and March 31, 2020, respectively.

The following summarizes the accounts receivable securitization information:

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Receivables outstanding in facility	$67,016	$126,006	$135,439
Beneficial interests	13,471	25,579	27,021
Servicing liability	—	23	43

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Cash proceeds for the period ended:
Cash purchase price	$41,692	$151,817	$228,072
Deferred purchase price	10,926	74,328	127,707
Service fees	25	218	237
Total	$52,643	$226,363	$356,016

17. Guarantees

In certain markets, the Company guarantees bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America and a lease obligation for a former unconsolidated subsidiary in North America. The following summarizes amounts guaranteed and the fair value of those guarantees:

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Amounts guaranteed (not to exceed)	$84,345	$120,269	$138,953
Amounts outstanding under guarantee(1)	13,456	48,863	48,565
Fair value of guarantees	491	1,026	2,791
Amounts due to local banks on behalf of suppliers and included in accounts payable	—	—	6,849

(1) Of the guarantees outstanding at September 30, 2020, most expire within one year.

18. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	Successor			Predecessor
	September 30, 2020			September 30, 2019			March 31, 2020
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Securitized beneficial interests	$—	$13,471	$13,471	$—	$25,579	$25,579	$—	$27,021	$27,021
Total assets	$—	$13,471	$13,471	$—	$25,579	$25,579	$—	$27,021	$27,021
Financial Liabilities:
Long-term debt	$500,549	$3,714	$504,263	$688,431	$615	$689,046	$358,782	$848	$359,630
Guarantees	—	491	491	—	1,026	1,026	—	2,791	2,791
Total liabilities	$500,549	$4,205	$504,754	$688,431	$1,641	$690,072	$358,782	$3,639	$362,421

Level 2 measurements
•Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations with observable inputs. The primary inputs to the valuation include market expectations, the Company's credit risk, and the contractual terms of the debt instrument.

Level 3 measurements
•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include market interest rate of 15.0% and the Company’s historical loss rates ranging between 1.9% to 10.0% as of September 30, 2020. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is based on using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 36 days and a discount rate of 3.6% as of September 30, 2020. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

•Long-term debt: The fair value of the long-term debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest of 0.3% to 0.6% and borrowing rates of 7.0% to 10.7%. The borrowing rates were weighted by average loans outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Successor			Predecessor
	One month ended September 30, 2020			Two months ended August 31, 2020			Three months ended September 30, 2019
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$11,159	$3,892	$1,256	$14,949	$3,804	$3,313	$14,648	$623	$3,136
Issuances of sales of receivables/guarantees	12,308	—	147	19,702	—	19	61,411	—	553
Settlements	(9,793)	(178)	(917)	(23,137)	—	(2,075)	(49,219)	(9)	(2,650)
Additions	—	—	—	—	88	—	—	1	—
(Losses) gains recognized in earnings	(203)	—	5	(355)	—	(1)	(1,261)	—	(13)
Ending balance	$13,471	$3,714	$491	$11,159	$3,892	$1,256	$25,579	$615	$1,026

	Successor			Predecessor
	One month ended September 30, 2020			Five months ended August 31, 2020			Six months ended September 30, 2019
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$11,159	$3,892	$1,256	$27,021	$848	$2,791	$40,332	$703	$3,714
Issuances of sales of receivables/guarantees	12,308	—	147	66,821	—	667	108,293	—	845
Settlements	(9,793)	(178)	(917)	(81,038)	(100)	(2,192)	(120,842)	(88)	(3,529)
Additions	—	—	—	—	3,144	—	—	—	—
(Losses) gains recognized in earnings	(203)	—	5	(1,645)	—	(10)	(2,204)	—	(4)
Ending balance	$13,471	$3,714	$491	$11,159	$3,892	$1,256	$25,579	$615	$1,026

For the one month ended September 30, 2020, five months ended August 31, 2020, and six months ended September 30, 2019, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests were $53, $263 and $926, respectively.

19. Pension and Other Postretirement Benefits

The following summarizes the components of net periodic benefit cost:

	Defined Benefit Plans
	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Operating expenses:
Service cost	$36	$70	$117
Interest expense:
Interest expense	226	638	1,029
Expected return on plan assets	(244)	(494)	(1,121)
Amortization of prior service cost	—	7	10
Settlement loss(1)	—	—	548
Actuarial loss	—	347	456
Net periodic pension cost	$18	$568	$1,039

	Defined Benefit Plans
	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Operating expenses:
Service cost	$36	$176	$235
Interest expense:
Interest expense	226	1,594	2,059
Expected return on plan assets	(244)	(1,234)	(2,242)
Amortization of prior service cost	—	17	21
Settlement loss(1)	—	—	548
Actuarial loss	—	868	912
Net periodic pension cost	$18	$1,421	$1,533

	Other Postretirement Benefits
	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Operating expenses:
Service cost	$1	$1	$2
Interest expense:
Interest expense	18	46	82
Amortization of prior service cost	—	(118)	(177)
Actuarial loss	—	63	109
Net periodic pension cost / (benefit)	$19	$(8)	$16

	Other Postretirement Benefits
	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Operating expenses:
Service cost	$1	3	3
Interest expense:
Interest expense	18	114	164
Amortization of prior service cost	—	(294)	(354)
Actuarial loss	—	157	219
Net periodic pension cost / (benefit)	$19	$(20)	$32

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Contributions made during the period	$651	$1,066	$1,615

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Contributions made during the period	$651	$1,941	$3,180
Contributions expected for the remainder of the fiscal year	3,245	—	3,942
Total	$3,896	$1,941	$7,122

20. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,335 and the total assessment including penalties and interest at September 30, 2020 is $8,379. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,020 and the total assessment including penalties and interest at September 30, 2020 is $5,440. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $9,985. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

21. Other Comprehensive Loss

The following summarizes amounts reclassified from accumulated other comprehensive loss to net income:

	Successor	Predecessor		Affected Line Item in the Condensed Consolidated
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019	Statements of Operations
Pension and other postretirement benefits(1):
Actuarial loss	$—	$240	$560
Amortization of prior service cost	$—	—	(165)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	$—	240	395
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	$—	—	(84)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$240	$311	Interest expense

	Successor	Predecessor		Affected Line Item in the Condensed Consolidated
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$—	$—	$1,809
Amounts reclassified from accumulated other comprehensive loss to net income, gross	$—	—	1,809
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	$—	—	(379)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$—	$1,430	Cost of goods and services sold

(1) Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 19. Pension and Other Postretirement Benefits" for additional information.

	Successor	Predecessor		Affected Line Item in the Condensed Consolidated
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019	Statements of Operations
Pension and other postretirement benefits(1):
Actuarial loss	$—	$899	$1,120
Amortization of prior service cost	$—	(165)	(330)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	$—	734	790
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	$—	—	(168)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$734	$622	Interest expense

	Successor	Predecessor		Affected Line Item in the Condensed Consolidated
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$—	$164	$2,460
Amounts reclassified from accumulated other comprehensive loss to net income, gross	$—	164	2,460
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	$—	(694)	(516)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$(530)	$1,944	Cost of goods and services sold

(1) Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 19. Pension and Other Postretirement Benefits" for additional information.

22. Related Party Transactions

The Company engages in transactions with related parties primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Sales	$539	$6,325	$6,273
Purchases	18,919	19,928	33,781

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Sales	$539	$13,483	$13,777
Purchases	18,919	38,655	55,136

The Company’s accounts receivable, accounts payable, and advances with related parties, as presented in the condensed consolidated balance sheets, relate to transactions with equity method investees.

23. Segment Information

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

•Other Products and Services primarily consists of the Figr Brands division, which includes cannabis, e-liquid products, and industrial hemp. Cannabis was legalized for adult use in Canada on October 17, 2018. The cannabis products produced by certain of the Company's Canadian subsidiaries ("Figr") are sold primarily to municipally-owned retailers in the provinces of British Columbia, New Brunswick, Nova Scotia, Ontario, and Prince Edward Island in the Canadian market. E-liquids products are sold to consumers through retailers and directly to consumers via e-commerce platforms and other distribution channels.

The following summarizes segment information:

	Successor	Predecessor
	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2019
Sales and other operating revenues:
Leaf - North America	$19,977	$27,837	$51,455
Leaf - Other Regions	96,988	152,758	325,568
Other Products and Services	869	4,196	5,958
Total sales and other operating revenues	$117,834	$184,791	$382,981

Operating income/(loss):
Leaf - North America	$905	$1,210	$2,509
Leaf - Other Regions	3,892	5,153	26,475
Other Products and Services	(13,263)	(6,724)	(14,521)
Total operating (loss) income	$(8,466)	$(361)	$14,463

	Successor	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Sales and other operating revenues:
Leaf - North America	$19,977	$57,734	$86,405
Leaf - Other Regions	96,988	380,497	561,338
Other Products and Services	869	9,369	11,908
Total sales and other operating revenues	$117,834	$447,600	$659,651

Operating income/(loss):
Leaf - North America	$905	$376	$3,271
Leaf - Other Regions	3,892	(1,028)	33,508
Other Products and Services	(13,263)	(43,305)	(29,245)
Total operating (loss) income	$(8,466)	$(43,957)	$7,534

	Successor	Predecessor
	September 30, 2020	September 30, 2019	March 31, 2020
Segment assets:
Leaf - North America	$271,593	$288,866	$266,253
Leaf - Other Regions	1,275,117	1,503,959	1,284,317
Other Products and Services	191,589	186,043	212,493
Total assets	$1,738,299	$1,978,868	$1,763,063

24. Subsequent Event

The agreement with respect to the provision of collateral to secure the obligations under the Notes entered into in connection with the issuance of the Notes on the Effective Date includes a covenant requiring the Company to deliver to the collateral agent under the Indenture, within a specified time period following the Effective Date, certificates evidencing shares of stock of certain subsidiaries. At the time of the filing of this report, the Company has delivered to the collateral agent the required stock certificates in accordance with this covenant other than the stock certificate with respect to a foreign subsidiary located in Zambia and the time period specified in such agreement for the delivery of such stock certificate has expired. Under the Indenture, the Company's failure to deliver the required stock certificate to the collateral agent may constitute an event of default thereunder if such failure remains uncured for 60 days after the Company's receipt of notice from the trustee under the Indenture or holders of 25% or more of the aggregate principal amount of the Notes with respect to the Company's failure to have delivered such stock certificate within the specified time period. No such notice has yet been received by the Company. The stock certificate for the Zambia subsidiary is in transit and the Company anticipates that it will be delivered to the collateral agent promptly.

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

We continue to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification focuses on products that are value-added, require some degree of processing, and offer higher margin potential than our core tobacco leaf business. To support these new business lines, we have broad geographic processing capabilities, a diversified product offering, an established customer base for our core leaf tobacco business, and a growing customer base.

Our consolidated operations are managed and reported in ten operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services.

Due to the seasonal nature of our business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

COVID-19
We continue to monitor the impact of the COVID-19 outbreak on our Company and our workforce. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world. Our businesses have been classified as an "essential" business under governmental shelter-in-place and similar orders in many of the jurisdictions in which we operate. As such, we are still able to produce and sell products. Our production facilities are still operating but, in some instances, at lower production levels than planned due to the shelter in-place mandates and social distancing requirements. We continue to monitor the measures we implemented to reduce the spread of COVID-19 and make updates and improvements, as necessary. While our supply chains and distribution channels continue to experience delays, we have experienced slower customer orders for leaf tobacco due to COVID-19 and currently have adequate supply of products to meet the near-term forecasted demand.

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

Bankruptcy Proceedings
On June 15, 2020 (the “Petition Date”), Old Holdco, Inc. (then named Pyxus International, Inc.) (“Old Pyxus”) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Refer to “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.

The Company applied Financial Accounting Standards Board (“FASB”) ASC Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. For periods subsequent to the Chapter 11 filing, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined below). Our financial results for the two and five months ended August 31, 2020 and for the three and six months ended September 30, 2019 are referred to as those of the “Predecessor.” Our financial results for the one month ended September 30, 2020 are referred to as those of the “Successor.” Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020. The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" for additional information.

We do not believe that reviewing the results of these periods in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. Management believes that operating metrics for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussions below also present the combined results for the three months and six months ended September 30, 2020. The combined results (referenced as “Combined (Non-GAAP)” or “combined”) for the three months and six months ended September 30, 2020 represent the sum of the reported amounts for the Predecessor period July 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through September 30, 2019 and the Predecessor period from April 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through September 30, 2020, respectively. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results are presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. In the following discussion of results of operations, comparisons of combined results for the three and six month periods ended September 30, 2020 are to the comparable U.S. GAAP measures for the respective three and six month periods ended September 30, 2019.

Results of Operations

Three Months Ended September 30, 2020 and 2019
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020	Three months ended September 30, 2019
Sales and other operating revenues	$117.8	$184.8	$302.6	$383.0
Cost of goods and services sold	107.5	159.4	266.9	322.8
Gross profit*	10.4	25.4	35.8	60.2
Selling, general, and administrative expenses	15.7	27.1	42.8	47.3
Other (expense) income, net	(1.9)	1.9	—	1.5
Restructuring and asset impairment charges	1.2	0.5	1.7	—
Operating (loss) income*	(8.5)	(0.4)	(8.9)	14.5
Interest expense	8.2	15.4	23.6	35.3
Interest income	0.1	0.7	0.8	1.4
Reorganization items	—	132.9	132.9	—
Income tax (benefit) expense	(10.6)	8.5	(2.1)	2.7
Income from unconsolidated affiliates	0.2	1.5	1.7	5.6
Net loss attributable to noncontrolling interests	(0.5)	(0.3)	(0.8)	(0.1)
Net (loss) income attributable to Pyxus International, Inc.*	$(5.3)	$111.2	$105.9	$(16.5)

* Amounts may not equal column totals due to rounding
Combined sales and other operating revenues decreased $80.4 million or 21.0% to $302.6 million for the three months ended September 30, 2020 from $383.0 million for the three months ended September 30, 2019. This decrease was due to a 12.9% decrease in volume from smaller crop sizes and shipping delays in Africa caused by the COVID-19 pandemic as well as an 11.8% decrease in average sales prices attributable to product mix in Asia, Europe, and South America having a lower concentration of lamina and changes in foreign exchange rates in Africa and South America. These decreases were partially offset by an increase in volume due to the timing of shipments in Europe, changes in foreign exchange rates in Europe, and product mix in North America having a higher concentration of lamina.

Combined cost of goods and services sold decreased $55.9 million or 17.3% to $266.9 million for the three months ended September 30, 2020 from $322.8 million for the three months ended September 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues and changes in foreign currency exchange rates in Africa and South America. This decrease was partially offset by inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Combined gross profit as a percent of sales decreased to 11.8% for the three months ended September 30, 2020 from 15.7% for three months ended September 30, 2019. This decrease was primarily due to product mix in Asia, Europe, and South America having a lower concentration of lamina and inventory write-offs described above. These decreases were partially offset by changes in foreign exchange rates in Europe, lower conversion costs in Europe, and product mix in North America having a higher concentration of lamina.

Combined selling, general, and administrative expenses decreased $4.5 million or 9.5% to $42.8 million for the three months ended September 30, 2020 from $47.3 million for the three months ended September 30, 2019. This decrease was mainly due to higher expenses in the prior year for the evaluation of a partial monetization of the Company's investments in certain businesses included in the Other Products and Services segment, lower travel expenses caused by the COVID-19 pandemic, and current year savings from restructuring initiatives.

Combined interest expense decreased $11.7 million or 33.1% to $23.6 million for the three months ended September 30, 2020 from $35.3 million for the three months ended September 30, 2019. This decrease was driven by lower outstanding long-term debt balances as well as lower balances on the African seasonal lines of credit.

Combined reorganization items increased $132.9 million or 100.0% for the three months ended September 30, 2020 and were incurred in connection with the Chapter 11 Cases.

Leaf - North America Supplemental Information
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions, except per kilo amounts)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020	Three months ended September 30, 2019
Kilos sold	2.9	4.4	7.3	7.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$17.1	$25.3	$42.4	$44.3
Average price per kilo	5.90	5.75	5.81	5.83
Processing and other revenues	2.9	2.5	5.4	7.2
Total sales and other operating revenues	20.0	27.8	47.8	51.5
Tobacco cost of goods sold:
Tobacco costs	13.5	19.4	32.9	33.2
Transportation, storage, and other period costs	1.3	3.0	4.3	5.5
Derivative financial instrument and exchange (gains) losses	(0.1)	—	(0.1)	0.1
Total tobacco cost of goods sold	14.7	22.4	37.1	38.8
Average cost per kilo	5.07	5.09	5.08	5.11
Processing and other revenues cost of services sold	2.4	1.7	4.1	5.6
Total cost of goods and services sold	17.1	24.1	41.2	44.4
Gross profit	2.9	3.7	6.6	7.1
Selling, general, and administrative expenses	1.8	2.3	4.1	4.3
Other expense, net	(0.1)	(0.2)	(0.3)	(0.3)
Restructuring and asset impairment charges	0.1	—	0.1	—
Operating income	$0.9	$1.2	$2.1	$2.5

Combined total sales and other operating revenues decreased $3.7 million or 7.2% to $47.8 million for the three months ended September 30, 2020 from $51.5 million for the three months ended September 30, 2019. This decrease was primarily due to 3.9% lower volume driven by the timing of shipments. This decrease was partially offset by product mix having a higher concentration of lamina.

Combined cost of goods and services sold decreased $3.2 million or 7.2% to $41.2 million for the three months ended September 30, 2020 from $44.4 million for the three months ended September 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues.

Combined gross profit as a percent of sales was 13.8% for the three months ended September 30, 2020 and 2019.

Leaf - Other Regions Supplemental Information
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions, except per kilo amounts)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020	Three months ended September 30, 2019
Kilos sold	25.7	44.0	69.7	80.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$89.4	$137.6	$227.0	$306.7
Average price per kilo	3.48	3.13	3.26	3.80
Processing and other revenues	7.6	15.2	22.8	18.8
Total sales and other operating revenues	97.0	152.8	249.8	325.5
Tobacco cost of goods sold:
Tobacco costs	72.6	109.2	181.8	246.8
Transportation, storage, and other period costs	5.9	8.4	14.3	12.2
Derivative financial instrument and exchange losses (gains)	0.4	(0.1)	0.3	1.3
Total tobacco cost of goods sold	78.9	117.5	196.4	260.3
Average cost per kilo	3.07	2.67	2.82	3.22
Processing and other revenues cost of services sold	5.3	12.7	18.0	14.3
Total cost of goods and services sold	84.2	130.2	214.4	274.6
Gross profit	12.8	22.6	35.4	50.9
Selling, general, and administrative expenses	8.4	17.3	25.7	25.6
Other income, net	0.6	0.4	1.0	1.2
Restructuring and asset impairment charges	1.1	0.5	1.6	—
Operating income	$3.9	$5.2	$9.1	$26.5

Combined total sales and other operating revenues decreased $75.7 million or 23.3% to $249.8 million for the three months ended September 30, 2020 from $325.5 million for the three months ended September 30, 2019. This decrease was due to a 13.7% decrease in volume from smaller crop sizes and shipping delays in Africa caused by the COVID-19 pandemic as well as a 14.2% decrease in average sales prices attributable product mix in Asia, Europe, and South America having a lower concentration of lamina and changes in foreign exchange rates in Africa and South America. These decreases were partially offset by an increase in volume due to the timing of shipments in Europe and changes in foreign exchange rates in Europe.

Combined cost of goods and services sold decreased $60.2 million or 21.9% to $214.4 million for the three months ended September 30, 2020 from $274.6 million for the three months ended September 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues and changes in foreign currency exchange rates in Africa and South America.

Combined gross profit as a percent of sales decreased to 14.2% for the three months ended September 30, 2020 from 15.6% for the three months ended September 30, 2019. This decrease was attributable to product mix in Asia, Europe, and South America having a lower concentration of lamina and higher conversion costs in Africa. These decreases were partially offset by lower conversion costs in Europe.

Combined selling, general, and administrative expenses increased $0.1 million or 0.4% to $25.7 million for the three months ended September 30, 2020 from $25.6 million for the three months ended September 30, 2019. Combined selling, general, and administrative expenses as a percent of sales increased to 10.3% for the three months ended September 30, 2020 from 7.9% for the three months ended September 30, 2019. These increases were related to the decrease in sales and other operating revenues and higher allocations of general corporate services. These increases were partially offset by decreases in travel expenses caused by the COVID-19 pandemic and current year savings from restructuring initiatives.

Other Products and Services Supplemental Information
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020	Three months ended September 30, 2019
Sales and other operating revenues	$0.9	$4.2	$5.1	$6.0
Cost of goods and services sold	6.3	5.2	11.5	3.8
Gross (loss) profit	(5.4)	(1.0)	(6.4)	2.2
Selling, general, and administrative expenses	5.5	7.4	12.9	17.3
Other (expense) income, net	(2.4)	1.7	(0.7)	0.6
Operating loss	$(13.3)	$(6.7)	$(20.0)	$(14.5)

Combined sales and other operating revenues decreased $0.9 million or 15.0% to $5.1 million for the three months ended September 30, 2020 from $6.0 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in cannabinoid revenue attributable to oversupply conditions on the Canadian cannabis market, a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns, and the global impact of the COVID-19 pandemic.

Combined cost of goods and services sold increased $7.7 million or 202.6% to $11.5 million for the three months ended September 30, 2020 from $3.8 million for the three months ended September 30, 2019. This increase was mainly due to inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Combined gross loss as a percent of sales was (125.5)% for the three months ended September 30, 2020 compared to gross profit as a percent of sales of 36.7% for the three months ended September 30, 2019. This difference was primarily attributable to the inventory write-offs described above.

Combined selling, general, and administrative expenses decreased $4.4 million or 25.4% to $12.9 million for the three months ended September 30, 2020 from $17.3 million for the three months ended September 30, 2019. Combined selling, general, and administrative expenses as a percent of sales decreased to 252.9% for the three months ended September 30, 2020 from 288.3% for the three months ended September 30, 2019. These decreases were mainly due to higher expenses in the prior year for the evaluation of a partial monetization of the Company's investments in certain businesses.

Six Months Ended September 30, 2020 and 2019
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020	Six months ended September 30, 2019
Sales and other operating revenues	$117.8	$447.6	$565.4	$659.7
Cost of goods and services sold	107.5	402.6	510.1	559.7
Gross profit*	10.4	45.0	55.4	99.9
Selling, general, and administrative expenses	15.7	87.9	103.6	96.6
Other (expense) income, net	(1.9)	(0.5)	(2.4)	4.5
Restructuring and asset impairment charges	1.2	0.6	1.8	0.2
Operating (loss) income*	(8.5)	(44.0)	(52.5)	7.5
Debt retirement expense	—	0.8	0.8	—
Interest expense	8.2	46.6	54.8	69.1
Interest income	0.1	1.4	1.5	2.5
Reorganization items	—	106.0	106.0	—
Income tax (benefit) expense	(10.6)	0.3	(10.3)	26.2
Income from unconsolidated affiliates	0.2	2.4	2.6	6.5
Net loss attributable to noncontrolling interests	(0.5)	(1.0)	(1.5)	(0.5)
Net (loss) income attributable to Pyxus International, Inc.*	$(5.3)	$19.0	$13.7	$(78.3)
* Amounts may not equal column totals due to rounding
Combined sales and other operating revenues decreased $94.3 million or 14.3% to $565.4 million for the six months ended September 30, 2020 from $659.7 million for the six months ended September 30, 2019. This decrease was due to a 6.2% decrease in volume due to reduced orders from smaller crop sizes and shipping delays in Africa, North America, and South America primarily due to the COVID-19 pandemic as well as an 9.9% decrease in average sales prices attributable to unfavorable product mix in Asia and South America and changes in foreign exchange rates in South America. These decreases were partially offset by an increase in volume due to the timing of shipments in Asia and Europe, changes in foreign exchange rates in Europe, and product mix in North America having a higher concentration of lamina.

Combined cost of goods and services sold decreased $49.6 million or 8.9% to $510.1 million for the six months ended September 30, 2020 from $559.7 million for the six months ended September 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues and changes in foreign currency exchange rates in South America. This decrease was partially offset by inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Combined gross profit as a percent of sales decreased to 9.8% for the six months ended September 30, 2020 from 15.1% for the six months ended September 30, 2019. This decrease was primarily due to product mix in Asia, Europe, and South America having a lower concentration of lamina, higher conversion costs in Africa and South America, and the inventory write-downs described above. These decreases were partially offset by lower conversion costs in Asia and Europe and product mix in North America having a higher concentration of lamina.

Combined selling, general, and administrative expenses increased $7.0 million or 7.2% to $103.6 million for the six months ended September 30, 2020 from $96.6 million for the six months ended September 30, 2019. Combined selling, general, and administrative expenses as a percent of sales increased to 18.3% for the six months ended September 30, 2020 from 14.6% for the six months ended September 30, 2019. These increases were driven by professional service expenses associated with our emergence from the Chapter 11 Cases. These increases were partially offset by lower travel expenses caused by the COVID-19 pandemic and current year savings from restructuring initiatives.

Combined reorganization items increased $106.0 million or 100.0% for the six months ended September 30, 2020 and were incurred in connection with the Chapter 11 Cases.

Combined income tax expense decreased $36.5 million or 139.3% to a benefit of $10.3 million for the six months ended September 30, 2020 from expense of $26.2 million for the six months ended September 30, 2019. This decrease was primarily due to the change in the effective tax rate to 1,717.0% for the six months ended September 30, 2020 from (44.3)% for the six months ended September 30, 2019 and the occurrence of certain discrete items during the six months ended September 30, 2020.

Leaf - North America Supplemental Information
(in millions, except per kilo amounts)	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020	Six months ended September 30, 2019
Kilos sold	2.9	9.5	12.4	14.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$17.1	$51.2	$68.3	$75.4
Average price per kilo	5.90	5.39	5.51	5.31
Processing and other revenues	2.9	6.5	9.4	11.0
Total sales and other operating revenues	20.0	57.7	77.7	86.4
Tobacco cost of goods sold:
Tobacco costs	13.5	39.3	52.8	57.6
Transportation, storage, and other period costs	1.3	5.6	6.9	8.7
Derivative financial instrument and exchange (gains) losses	(0.1)	0.3	0.2	—
Total tobacco cost of goods sold	14.7	45.2	59.9	66.3
Average cost per kilo	5.07	4.76	4.83	4.67
Processing and other revenues cost of services sold	2.4	4.4	6.8	7.9
Total cost of goods and services sold	17.1	49.6	66.7	74.2
Gross profit	2.9	8.1	11.0	12.2
Selling, general, and administrative expenses	1.8	7.2	9.0	8.4
Other expense, net	(0.1)	(0.5)	(0.6)	(0.5)
Restructuring and asset impairment charges	0.1	—	0.1	—
Operating income (loss)	$0.9	$0.4	$1.3	$3.3

Combined total sales and other operating revenues decreased $8.7 million or 10.1% to $77.7 million for the six months ended September 30, 2020 from $86.4 million for the six months ended September 30, 2019. This decrease was due to a 12.7% decrease in volume attributable to timing of shipments and the timing of shipments. This decrease was partially offset by a 3.8% increase in average sales price due to product mix having a higher concentration of lamina.

Combined cost of goods and services sold decreased $7.5 million or 10.1% to $66.7 million for the six months ended September 30, 2020 from $74.2 million for the six months ended September 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues.

Combined gross profit as a percent of sales increased slightly to 14.2% for the six months ended September 30, 2020 from 14.1% for the six months ended September 30, 2019.

Leaf - Other Regions Supplemental Information
(in millions, except per kilo amounts)	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020	Six months ended September 30, 2019
Kilos sold	25.7	102.5	128.2	135.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$89.4	$355.9	$445.3	$531.9
Average price per kilo	3.48	3.47	3.47	3.92
Processing and other revenues	7.6	24.6	32.2	29.4
Total sales and other operating revenues	97.0	380.5	477.5	561.3
Tobacco cost of goods sold:
Tobacco costs	72.6	292.0	364.6	430.0
Transportation, storage, and other period costs	5.9	16.9	22.8	24.9
Derivative financial instrument and exchange losses (gains)	0.4	(1.6)	(1.2)	0.3
Total tobacco cost of goods sold	78.9	307.3	386.2	455.2
Average cost per kilo	3.07	3.00	3.01	3.35
Processing and other revenues cost of services sold	5.3	20.0	25.3	22.8
Total cost of goods and services sold	84.2	327.3	411.5	478.0
Gross profit	12.8	53.2	66.0	83.3
Selling, general, and administrative expenses	8.4	54.5	62.9	53.9
Other income, net	0.6	0.8	1.4	4.3
Restructuring and asset impairment charges	1.1	0.5	1.6	0.2
Operating income (loss)	$3.9	$(1.0)	$2.9	$33.5

Combined total sales and other operating revenues decreased $83.8 million or 14.9% to $477.5 million for the six months ended September 30, 2020 from $561.3 million for the six months ended September 30, 2019. This decrease was due to a 5.5% decrease in volume from smaller crop sizes and shipping delays in Africa and South America primarily due to the COVID-19 pandemic as well as an 11.5% decrease in average sales prices attributable product mix in Asia, Europe, and South America having a lower concentration of lamina and changes in foreign exchange rates in Africa and South America. These decreases were partially offset by an increase in volume due to the timing of shipments in Asia and Europe and changes in foreign exchange rates in Europe.

Combined cost of goods and services sold decreased $66.5 million or 13.9% to $411.5 million for the six months ended September 30, 2020 from $478.0 million for the six months ended September 30, 2019. This decrease was mainly due to the decrease in sales and other operating revenues and changes in foreign currency exchange rates in Africa and South America.

Combined gross profit as a percent of sales decreased to 13.8% for the six months ended September 30, 2020 from 14.8% for the six months ended September 30, 2019. This decrease was attributable to product mix in Asia, Europe, and South America having a lower concentration of lamina and higher conversion costs in Africa and South America. These decreases were partially offset by lower conversion costs in Asia and Europe.

Combined selling, general, and administrative expenses increased $9.0 million or 16.7% to $62.9 million for the six months ended September 30, 2020 from $53.9 million for the six months ended September 30, 2019. Combined selling, general, and administrative expenses as a percent of sales increased to 13.2% for the six months ended September 30, 2020 from 9.6% for the six months ended September 30, 2019. These increases were related to the decrease in sales and other operating revenues and higher allocations of general corporate services. These increases were partially offset by lower travel expenses caused by the COVID-19 pandemic and current year savings from restructuring initiatives.

Other Products and Services Supplemental Information
(in millions, except per kilo amounts)	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020	Six months ended September 30, 2019
Sales and other operating revenues	$0.9	$9.4	$10.3	$11.9
Cost of goods and services sold	6.3	25.7	32.0	7.5
Gross (loss) profit	(5.4)	(16.3)	(21.7)	4.4
Selling, general, and administrative expenses	5.5	26.2	31.7	34.3
Other (expense) income, net	(2.4)	(0.8)	(3.2)	0.7
Operating loss	$(13.3)	$(43.3)	$(56.6)	$(29.2)

Combined sales and other operating revenues decreased $1.6 million or 13.4% to $10.3 million for the six months ended September 30, 2020 from $11.9 million for the six months ended September 30, 2019. This decrease was primarily due to a decrease in cannabinoid revenue attributable to oversupply conditions on the Canadian cannabis market, a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns, and the global impact of the COVID-19 pandemic.

Combined cost of goods and services sold increased $24.5 million or 326.7% to $32.0 million for the six months ended September 30, 2020 from $7.5 million for the six months ended September 30, 2019. This increase was mainly due to inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Combined gross profit as a percent of sales decreased to (210.7)% for the six months ended September 30, 2020 from 37.0% for the six months ended September 30, 2019. This decrease was mainly due to the inventory write-downs described above.

Combined selling, general, and administrative expenses decreased $2.6 million or 7.6% to $31.7 million for the six months ended September 30, 2020 from $34.3 million for the six months ended September 30, 2019. Combined selling, general, and administrative expenses as a percent of sales increased to 307.8% for the six months ended September 30, 2020 from 288.2% for the six months ended September 30, 2019. These decreases were mainly due to higher expenses in the prior year for the evaluation of a partial monetization of the Company's investments in certain businesses.

Liquidity and Capital Resources
Overview
The following transactions occurred at or prior to the Effective Date, as contemplated by the Plan:
•Claims with respect to the Company’s $275.0 million of 8.5% First Lien Notes due 2021 were satisfied by the issuance of 10.0% First Lien Notes due in 2024 in the aggregate principal amount of $280.8 million.
•Claims with respect to the Company’s $635.7 million of 9.875% Second Lien Notes due 2021 were satisfied by the issuance of approximately 12.5 million shares of common stock and a $2.2 million cash payment.
•Claims with respect to the DIP Facility were satisfied by the issuance of $213.4 million aggregate principal amount of the Term Loans due February 24, 2025.
•Claims with respect to the $60.0 million ABL in existence at the Petition Date were repaid in full during the pendency of the Chapter 11 Cases with proceeds from borrowings under the DIP Facility, and at the Effective Date the Company entered into the ABL Credit Agreement providing a new $75.0 million ABL Credit Facility that is due on February 24, 2023, with $67.5 million of borrowings thereunder outstanding as of September 30, 2020.
•The Company’s $255.0 million African seasonal line of credit with TDB was amended and restated, which resulted in an increase in the line of credit with TDB to $285.0 million.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. Additionally, our liquidity requirements are increasingly affected by branding, marketing, and advertising expenses to support growth of the Other Products and Services segment, and legal and professional costs. Although we believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months, we anticipate periods during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.
As of September 30, 2020, Asia, Europe, and North America are generally harvesting, buying, marketing, and processing; Africa is generally seeding, harvesting, buying, and processing; and South America is transplanting and seeding.
Working Capital
The following is a summary of items from the condensed consolidated balance sheets:

	Successor	Predecessor
(in millions except for current ratio)	September 30, 2020	September 30, 2019	March 31, 2020
Cash and cash equivalents	$125.6	$172.5	$170.2
Trade and other receivables, net	166.4	214.5	239.7
Inventories and advances to tobacco suppliers	892.8	848.7	768.9
Total current assets	1,281.8	1,295.6	1,232.4
Notes payable to banks	457.9	582.4	540.2
Accounts payable	56.9	50.8	67.1
Advances from customers	22.0	22.3	18.8
Total current liabilities	670.0	812.0	789.1
Current ratio	1.9 to 1	1.6 to 1	1.6 to 1
Working capital	611.8	483.6	443.3
Long-term debt	550.2	901.1	904.3
Stockholders’ equity attributable to Pyxus International, Inc.	385.3	104.2	(78.0)

Working capital increased to $611.8 million at September 30, 2020 from $483.6 million at September 30, 2019 primarily due to lower balances on the African seasonal lines of credit resulting from cash payments and shorter crops resulting in decreased inventory purchases.

Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, borrowings under the ABL Credit Facility, and short-term borrowings under our foreign seasonal lines of credit. We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are seasonal in nature corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See Note 15. "Debt Arrangements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

The following summarizes our sources and uses of our cash flows:

	Successor	Predecessor
(in millions)	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2019
Operating activities	$(16.9)	$(182.1)	$(257.8)
Investing activities	10.0	61.7	90.9
Financing activities	38.8	63.7	154.1
Effect of exchange rate changes on cash	(0.6)	1.6	(7.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	31.2	(55.1)	(20.1)
Cash and cash equivalents at beginning of period	93.1	170.2	192.0
Restricted cash at beginning of period	24.8	2.9	5.8
Cash, cash equivalents, and restricted cash at end of period*	$149.2	$118.0	$177.7

* Amounts may not equal column totals due to rounding

Net cash used by operating activities decreased on a combined basis for the one month ended September 30, 2020 and the five months ended August 31, 2020 compared to the six months ended September 30, 2019, primarily due to (excluding non-cash activities) decreased inventory driven by smaller crop sizes in Africa and currency devaluation in Africa and South America.

Net cash provided by investing activities decreased on a combined basis for the one month ended September 30, 2020 and the five months ended August 31, 2020 compared to the six months ended September 30, 2019 primarily due to lower collections on beneficial interests on securitized trade receivables driven by lower tobacco sales and lower qualifying receivables available for sale into the securitization facilities.

Net cash provided by financing activities decreased on a combined basis for the one month ended September 30, 2020 and the five months ended August 31, 2020 compared to the six months ended September 30, 2019 primarily due to lower net proceeds resulting from higher repayments of short-term borrowings and the repayment of the ABL facility in place at the Petition Date, partially offset by proceeds from the DIP Facility and borrowings under the ABL Credit Facility.

Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Restricted cash as of September 30, 2020 includes approximately $21.0 million held as escrow for professional fees incurred by the Debtors' during the Chapter 11 Cases. See "Note 9. Cash, Cash Equivalents, and Restricted Cash" for additional information.

Approximately $88.9 million of our outstanding cash balance at September 30, 2020 was held in foreign jurisdictions, which includes approximately $1.0 million held by our legal Canadian cannabis businesses. As a result of our cash needs abroad and legal restrictions with respect to repatriation of the proceeds from operations of our Canadian cannabis subsidiaries, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt securities described above, advances from customers, and cash from operations when available. Refer to "Note 15. Debt Arrangements" for summary of our short-term and long-term debt. We will continue to monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. Available credit as of September 30, 2020 was $306.4 million comprised of $296.0 million of foreign seasonal lines of credit (of which $123.9 million of availability under the TDB Facility Agreement includes limits for borrowings for jurisdictions to fund the purchase of tobacco in that jurisdiction), $7.5 million from the ABL Credit Facility, and $2.6 million of availability for letters of credit. We believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months.

No cash dividends were paid to shareholders during the three months ended September 30, 2020. The payment of dividends is restricted under the terms the ABL Credit Agreement, the Term Loan Credit Agreement, and the Indenture.

Zimbabwe Currency Considerations
The Company often holds Zimbabwe RTGS Dollars necessary for operations within Zimbabwe. RTGS is a local currency equivalent that, as of September 30, 2020, was exchanged at a government specified rate of 81:1 with the U.S. Dollar ("USD"). In order to convert Zimbabwe RTGS Dollars to U.S. Dollars, we must obtain foreign currency resources from the Reserve Bank of Zimbabwe, subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control our Zimbabwe subsidiary, Mashonaland Tobacco Company ("MTC"). As of September 30, 2020, MTC has $45.0 million of net assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2020. For a discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Annual Report on Form 10-K for the fiscal year ended March 31, 2020 of Old Holdco, Inc. filed on August 24, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2020.

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

During the second quarter of 2020, upon our emergence from the Chapter 11 Cases, we established controls over the application of fresh start reporting. Except for such application of fresh start reporting, there were no changes that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Refer to "Note 20. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the following risks could materially adversely affect our business, our operating results, our financial condition, and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report.

We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor calls and webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important risk factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document. It is not possible to predict or identify all risk factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Risks Related to our Indebtedness

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest, and principal on our indebtedness and subjecting us to additional risks.
We have a significant amount of indebtedness and debt service obligations. As of September 30, 2020, we had approximately $1,008.2 million in aggregate principal amount of indebtedness.

Our substantial debt could have important consequences, including:

•making it more difficult for us to satisfy our obligations with respect to the ABL Credit Facility, the Term Loans, the Notes, and our other obligations;

•limiting our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions, and other general corporate requirements;

•hampering our ability to adjust to changing market conditions;

•increasing our vulnerability to general adverse economic and industry conditions;

•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•limiting our flexibility in planning for, or reacting to, changes in our business, and the industries in which we operate; and

•restricting us from making strategic acquisitions or exploiting business opportunities.

We require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
We require a significant amount of cash to service our indebtedness, and a substantial portion of our cash flow is required to fund the interest payments on our indebtedness. Our ability to service our indebtedness and to fund planned capital expenditures depends on our ability to generate cash. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the impact of the COVID-19 pandemic. Also, a substantial portion of our debt, including any borrowings under the ABL Credit Facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt-service requirements, which would adversely affect our cash flow. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us under in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

We may not be able to refinance or renew our indebtedness, including the ABL Credit Facility, the Term Loans, the Notes, or indebtedness under the TDB Facility Agreement or other credit facilities, which may have a material adverse effect on our financial condition.
We may not be able to renew or refinance our indebtedness, including the ABL Credit Facility, the Term Loans, the Notes, or indebtedness under the TDB Facility Agreement or other credit facilities, on substantially similar terms, or at all. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall lending and capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay certain of our indebtedness, which may result in a default under other indebtedness. Failure to refinance or renew any material indebtedness would have a material adverse effect on our financial condition.

We may not be able to satisfy the covenants included in our financing arrangements, which could result in the default of our outstanding debt obligations.
The agreement governing the ABL Credit Facility includes certain restrictive covenants and a springing covenant requiring that our fixed charge coverage ratio be no less than 1.00 to 1.00 during any Dominion Period. The agreements governing our other indebtedness, including the Term Loan Credit Agreement and the Indenture, also include restrictive covenants. These covenants limit our ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;

•make investments;

•pay dividends and make other restricted payments;

•sell certain assets;

•create liens;

•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•enter into transactions with affiliates; and

•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement and Term Loan Credit Agreement).

Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Our failure to comply with certain of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness. In the past, we sought and obtained waivers and amendments under our then-existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents. You should consider this in evaluating our ability to comply with financial and restrictive covenants in our debt instruments and the financial costs of our ability to do so. We cannot assure you that we will be able to maintain compliance with, or obtain waivers and amendments related to, financial or restrictive covenants in the future.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future to the extent permitted under the ABL Credit Agreement, the Term Loan Credit Agreement and the Indenture. As of September 30, 2020, $306.4 million was available for borrowing under our short and long-term credit facilities. If new debt is added to our current debt levels, the risks discussed above could intensify.

Risks Related to the Chapter 11 Cases

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

Even though the Plan has been consummated, we may not be able to achieve our stated goals and we cannot assure you of our ability to continue as a going concern.
Even though the Plan has been consummated, we may continue to face a number of risks, such as changes in economic conditions, continued impacts of the COVID-19 pandemic, changes in the leaf tobacco market and the markets for our other products, other changes in demand for our products and increasing expenses. Some of these risks may become more acute because of our involvement in the Chapter 11 Cases. As a result of these risks and others, we cannot guarantee that the Plan will achieve our stated goals. Furthermore, even though certain of our debts will be discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases, including short-term operating credit lines to fund the needs of our non-U.S. local leaf tobacco operations. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all. As a result, we cannot assure you of our ability to continue as a going concern notwithstanding the consummation and effectiveness of the Plan.

Risks Related to Our Liquidity
Unanticipated developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. Additionally, our liquidity requirements are increasingly affected by branding, marketing, and advertising expenses to support growth of the Other Products and Services segment, and legal and professional costs. We anticipate periods in the next twelve months during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

Risks Related to Our Business Strategy

Our Board of Directors was reconstituted in connection with and following the effectiveness of the Plan in the Chapter 11 Cases and may implement changes in our business strategy that could affect the scope of our operations, including the countries in which we continue to operate and the business lines that we continue to pursue, and may result in the recognition of restructuring or asset impairment charges.
Our corporate business strategy is subject to continued development and evaluation by our management and Board of Directors. In connection with the effectiveness of the Plan in the Chapter 11 Cases, the Company’s Board of Directors was reconstituted, with six of the seven members of the Board of Directors having joined the Board of Directors at or after the August 24, 2020 effective date of the Plan. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors of Old Pyxus at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans. The Board of Directors, as reconstituted, may determine, from time to time, to implement changes in our business strategy, which could affect the scope of our operations, including the countries in which we continue to operate and the business lines that we continue to pursue. Such changes could result in our incurring restructuring charges or the impairment of assets that could materially adversely impact our results of operations.

Risks Related to the COVID-19 Pandemic

We have been and will likely continue to be negatively impacted by the COVID-19 global pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our businesses, and we have experienced and expect to continue to experience delays in shipments of leaf tobacco and other disruptions to our operations. Although, in many jurisdictions, our operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 outbreak, that classification has not been universal and we have been, and may in the future be, required to suspend operations at certain facilities as a result of similar governmental orders. We cannot predict whether our operations classified as “essential” will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time. Other operational disruptions may result from restrictions on the ability of employees and others in the supply chain to travel and work, such as caused by quarantine or individual illness, or which may result from border closures imposed by governments to deter the spread of COVID-19, or determinations by us or shippers to temporarily suspend operations in affected areas, or other actions which restrict the ability to ship our products or which may otherwise negatively impact our ability to ship our products. Ports or channels of entry may be closed, operate at only a portion of capacity or require quarantining of vessels, or transportation of products within a region or country may be limited, if workers are unable to report to work due to travel restrictions or personal illness. These factors have also impacted certain of our suppliers and we have been and will likely continue to be impacted by disruptions in the supply of certain materials used in our operations.

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

Risks Related to Other Business Lines

Our investments in the businesses included in our Other Products and Services segment have been in companies with limited histories that are operating in newly developing markets and are subject to numerous risks and uncertainties.
Our investments, including indirect investments, in the businesses included in our Other Products and Services segment (collectively, the "new business lines") and the operation of these businesses, involve a high degree of risk. These investments are in businesses with limited operating histories and are dependent upon receipt of requisite licenses and approvals. We cannot assure you that as these operations further develop they will be profitable or otherwise sustainable. While certain of these businesses involve the cultivation and/or processing of agricultural products, similar in certain ways to leaf tobacco, and accordingly share commonality with our agronomy, traceability and agricultural product processing expertise, they are subject to commercial and regulatory challenges different from our leaf tobacco business and with respect to which we do not have the same level of experience. In addition, these businesses are subject to numerous additional risks and uncertainties, including those specified in the risk factors below.

The results of operations and financial position of the new business lines may differ materially from the expectations of the Company's management.
Due to numerous uncertainties, the results of operations, and financial position of the new business lines may differ materially from the expectations of the Company’s management. The process for estimating the revenue, net income, and cash flow of the new business lines requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the financial condition or results of operations of the new business lines.

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

The Company has and may continue to incur significant ongoing costs and obligations related to its investment in infrastructure, growth, regulatory compliance, and operations of the new business lines.
The Company has and may continue to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance with respect to the new business lines, which could have a material adverse impact on the Company's results of operations, financial condition, and cash flows. In addition, future changes in regulations, changes in the enforcement thereof or other unanticipated events could require extensive changes to the Company's operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. Efforts to grow the business of the new business lines may be costlier than the Company expects, and the Company may not be able to increase its revenue enough to offset higher operating expenses. The new business lines may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications, and delays, and other unknown events.

Some of the inventory of the new business lines, including cannabis and CBD, is subject to possible write-offs.
The new business lines intend to hold finished goods in inventory and such inventory have a limited shelf life. Finished goods in inventory may include cannabis, cannabis products, CBD and other hemp products. Even though it is the intention of management to review the amount of inventory on hand in the future, write-off of inventory may still be required. Each of Figr and Criticality has written off inventory in the past and may be required to do so in the future. Any such write-off of inventory could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Figr also faces competition from license holders authorized to produce cannabis under Canadian law who may not fully comply with applicable regulations. Such producers may have lower operating costs, make impermissible claims and utilize other competitive advantages based on circumvention of regulatory requirements. Furthermore, Figr also faces competition from the illicit cannabis market. Illegal dispensaries and illicit operations and participants, despite not having a valid license, may be able to: (i) offer products with higher concentrations of active ingredients than Figr is authorized to produce and sell; (ii) brand products more explicitly; (iii) sell products at lower prices; and (iv) market products in ways not permissible by law. As these illicit market participants do not comply with applicable regulations, their operations may also have significantly lower costs.

As the Canadian adult-use cannabis market continues to mature, consumers who once solely relied on the medical cannabis market may shift some, or all, of their consumption away from medical cannabis and towards adult-use cannabis, resulting in increased levels of competition in the adult-use cannabis market. Applicable Canadian law allows individuals in Canada to cultivate, propagate, harvest and distribute up to four cannabis plants per household provided that each plant meets certain requirements. If Figr is unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, the success of Figr may be limited and may not fulfill the expectations of management.

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

There have been a number of highly publicized cases involving lung and other illness and deaths that appear to be related to vaporizer devices or products used in such devices. For example, in February 2020, the U.S. Centers for Disease Control (the “CDC”) reported that federal and state agencies were investigating an outbreak of over 2,807 lung injury cases involving patients from all 50 states and one U.S. territory, including 68 confirmed deaths. As a result of the outbreak or future developments related to potential health risks associated with vaping, governments and private sector parties initiated actions aimed at reducing the incidence of vaping and/or seeking to hold manufacturers of nicotine e-liquids, THC (the psychoactive compound in cannabis) or CBD vapable oils, and other vaping products, responsible for the adverse health effects associated with the use of vaping products. As there has been a limited period of time to study the long-term effects of vaporizer use, there is limited data on the safety and health effects. If scientific or medical research ultimately determines that use of vaporizer devices poses a significant risk to health or safety, the demand for vaporizer products may decrease, and regulation of these products could become significantly more restricted. The composition of Canadian cannabis vaporizer products is already stringently regulated. For example, the federal government in Canada has limited the permissible ingredients in a cannabis vape product to (i) carrier substances, (ii) flavoring agents; and (iii) substances necessary to maintain the quality or stability of the product. Additionally, certain states and local governments have already implemented regulations that prohibit the sale of vaporizers, the sale of flavored products (including nicotine, non-nicotine, THC and CBD e-liquid, e-cigarette and other vaping products) or have implemented additional restrictions on the composition of the product. Additional states and localities may implement similar restrictions and the regulations may become more restrictive at the federal level. Additional or more restrictive regulatory changes may have a material adverse effect on the Company's business, financial condition and results of operations.

Actions by the U.S. Food and Drug Administration (the “FDA”) and other federal, state, or local governments or agencies may impact consumers’ acceptance of or access to nicotine e-liquids, THC or CBD vapable oils and other vaping products (for example, through product standards related to flavored products promulgated by the FDA), limit consumers’ choices, delay or prevent the launch of new or modified products or products with claims of reduced risk, require the recall or other removal of products from the marketplace (for example, as a result of product contamination or regulations that ban certain flavors or ingredients), restrict communications to consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling, or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the Company's business, financial condition, and results of operations.

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
There have been fluctuations in the supply and demand in the Canadian adult-use cannabis market since legalization in October 2018. If the inventory levels of Figr in the future become greater than consumer demand, it may have to engage in sale of excess inventory at discounted prices, which could significantly impair its brand image and reduce its net income, if any, or result in net losses. Conversely, if Figr underestimates demand for its products, it may experience inventory shortages, which might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty. In addition, demand for cannabis and cannabis products is dependent on a number of social, political and economic factors that are beyond our control, including the novelty of legalization, which may diminish over time. Market demand for cannabis may not continue to be sufficient to support the current or future production levels of Figr, and it may not be able to generate sufficient revenue to be profitable.

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

The future growth and profitability of the new business lines will depend on the effectiveness and efficiency of advertising and promotional expenditures with respect to their products, including the ability to: (i) create greater awareness of the products; (ii) determine the appropriate creative message and media mix for future advertising expenditures; and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. We cannot assure you that advertising and promotional expenditures will result in revenues in the future or will generate awareness of these products or services. In addition, the plain packaging requirements and restrictions or promotion of the Canadian cannabis regulatory regime combined with the oversight of Criticality’s operations in the United States by the U.S. Federal Trade Commission (the “FTC”) and FDA may limit the ability to effectively advertise and promote these products. We cannot assure you that the new business lines will be able to manage their respective advertising and promotional expenditures on a cost-effective basis.

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
Effective on October 17, 2018, legislation in Canada (the “Cannabis Act”) federally legalized adult-use (non-medical) cannabis. Under the Cannabis Act, each province and territory of Canada has the ability to separately regulate the distribution and sale of adult-use cannabis within such province or territory, and the laws (including associated regulations) adopted by each province and territory may vary significantly. Each Canadian province and territory has enacted and implemented regulatory regimes for the distribution and sale of cannabis for adult use. Regulations continue to be promulgated and amended. There is no guarantee that federal, provincial and territorial legislation regulating the production, distribution and sale and promotion of cannabis for adult use, or the application and enforcement of such legislation, will not change in the future or that its interpretation by the applicable regulatory and judicial bodies will not differ from that of the Company. Any such change or difference in interpretation could result in significant additional compliance or other costs and may make participation in such markets uneconomical. Since cannabis for adult use was only recently legalized in Canada, there may be inconsistencies in the interpretation and enforcement of the Cannabis Act and associated provincial and territorial rules and regulations. At the federal level, there are limitations on sales and marketing activities, the packaging of cannabis products and use of branding and other promotional activities. The provinces and territories have also imposed certain restrictions that are more stringent than the federal rules or regulations, such as bans on certain products, raising minimum age of purchase and flavor restrictions. In addition, Health Canada has experienced delays in approving applications for new licenses, capacity expansions and security clearances required under the Cannabis Act, including with respect to Figr. Any inconsistencies in the interpretation and enforcement of the Cannabis Act, changes or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

In October 2019, new regulations permitting and governing the production, distribution, promotion and sale of edible cannabis, cannabis extracts and topical cannabis came into effect. Uncertainty remains, however, with respect to the implementation of regulations under the Cannabis Act that will govern the sale and use of cannabis-related products as well as the various provincial and territorial regimes governing the distribution and sale of cannabis for adult-use purposes. The impact of these laws, regulations and guidelines on Figr, including increased costs of compliance and other potential risks remain uncertain and, accordingly, may cause Figr to experience adverse effects on its business, financial condition and results of operations. In Canada, the federal and provincial or territorial legislation and regulatory regimes for cannabis products also include excise duties payable by licensed cannabis producers on adult-use cannabis products, in addition to goods and services tax or harmonized sales tax in certain provinces and territories. The rate of the excise duties for cannabis products varies by province and territory. Any significant increase in the rate of excise duties on adult-use cannabis products in the future could reduce consumer demand for adult-use cannabis products and adversely impact the adult-use cannabis industry and market in general. In addition, any increase in the rate of excise duties on cannabis products in the future could reduce the margins and profitability of Figr.

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

Changes to these laws or regulations could negatively affect the competitive position of Figr within its industry and the markets in which it operates, and we cannot assure you that various levels of government in the jurisdictions in which Figr operates will not pass legislation or regulations that adversely impact its business.

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
There is significant uncertainty concerning the permissible scope of commercial activity involving industrial hemp, hemp, and hemp-derived products including CBD, as well as the timing and manner of implementation of relevant regulations. The 2014 Farm Bill only authorized institutions of higher education and state agriculture departments to cultivate industrial hemp, and only to do so for research purposes. However, it also gave significant discretion to states to regulate industrial hemp pilot programs. Many states that have adopted pilot programs have registered private companies to cultivate and process industrial hemp. Additionally, many states, including North Carolina, where Criticality is based, have interpreted the 2014 Farm Bill to permit marketing research concerning industrial hemp through, among other things, commercial marketing and sale of industrial hemp and industrial hemp products. In contrast, the U.S. Drug Enforcement Agency (the “DEA”), FDA, and the U.S. Department of Agriculture (the “USDA”) have taken the position that, under the 2014 Farm Bill, industrial hemp products may not be sold for the purpose of general commercial activity or in states without agricultural pilot programs that permit their sale for research marketing purposes. These agencies have also taken the position that, under the 2014 Farm Bill, industrial hemp plants and seeds may not be transported across state lines; although the USDA’s general counsel has issued a legal opinion that interstate shipment of hemp is permitted under the 2014 Farm Bill, not all of the agencies may agree. There is evidence that Congress does not agree with these agencies’ interpretation of the 2014 Farm Bill, including through its insertion in various appropriations bills language prohibiting the DEA from using funds to impede state agricultural pilot programs. However, we cannot assure you that such language will be inserted in future appropriations bills while industrial hemp cultivation continues to be governed by the 2014 Farm Bill. We cannot assure you that these agencies will change their position concerning the permissible scope of commercial activity under the 2014 Farm Bill.

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
International expansion of the new business lines is dependent upon the development of regulations governing the medical cannabis and industrial hemp industries in the foreign jurisdictions. Interpretation of these laws, rules, regulations, and their application is ongoing. New laws, regulations, and guidelines may be enacted and enforced or existing laws, regulations, and guidelines may be interpreted or applied in a manner that could limit or curtail the new business lines expansion plans. Amendments to current laws, regulations and guidelines, more stringent implementation or enforcement thereof, enactment of new laws, the adoption of new regulations, or other unanticipated events, including changes in political regimes and attitudes toward cannabis and industrial hemp, are beyond the Company's control and could materially adversely affect on the Company's international growth prospects.

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
If expand the new business lines expand internationally, the Company would become subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, the Company may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by the Company to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on the Company's business, financial condition, and results of operations. There is the possibility that any such international jurisdiction could determine that the Company was not or is not compliant with applicable local regulations. If the Company's historical or current sales or operations were found to be in violation of such international regulations the Company may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company's operations or asset seizures and the denial of regulatory applications, each of such circumstances could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Under current U.S. federal law, it is unlawful to operate a business from the U.S. that engages in the possession, manufacture, distribution, and/or sale of a controlled substance, including cannabis, in a foreign country where such activities are illegal. Although the Company anticipates that Figr will take precautions to ensure that its operations remain in compliance with all Canadian laws that might apply to such operations, operational decisions of Figr will be made by personnel not located in the United States, and funding of Figr, to the extent any additional funding is required, would be made by subsidiaries not located in the United States, there is a risk that if Figr were to violate Canadian federal, provincial or local law with respect to the manufacture, distribution, and/or sale of cannabis, including an unlawful transfer of cannabis inventory to jurisdictions, including the United States, in which the sale of such product is unlawful or within Canada other than for permitted use, that may subject the Company, its officers, directors, and other parties to potential criminal sanctions, civil fines, forfeitures, and other penalties in the United States.

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
In certain prior years, we identified material weaknesses in our internal control over financial reporting. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

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

Risks Relating to the Ownership of Our Common Stock

Upon our emergence from Chapter 11 proceedings, the composition of our shareholder base and concentration of equity ownership changed significantly and, as a result of the concentration of our equity ownership, certain shareholders may have the ability to exercise controlling influence on various corporate matters.
Upon our emergence from Chapter 11, two shareholders and their respective affiliates (i.e., the Glendon Investor and the Monarch Investor which are together referred to as the “Significant Shareholders”) beneficially own in the aggregate approximately 56% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of the Shareholders Agreement, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement has agreed to take all necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that each of the Glendon Investor and the Monarch Investor hold a significant amount of the Notes and the Term Loans. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

The price of our common stock may be negatively impacted by factors that are unrelated to our operations.
Although our common stock is currently listed for quotation on the OTC Markets, we understand that no securities brokerage firm is making a market in the Company’s common stock. Trading through the OTC Markets is frequently thin and may be highly volatile. There is no assurance that a sufficient market will continue in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of the markets in which our businesses operate, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our actual financial results may vary significantly from the projections that were filed with the Bankruptcy Court.
Certain projected financial information was included in the disclosure statement relating to the Plan filed with the Bankruptcy Court to support the feasibility of the Plan and our ability to continue operations upon emergence from the Chapter 11 Cases. This projected financial information was prepared by, and is the responsibility of, our management. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis. Accordingly, such projections are now stale and should no longer be relied upon as a forecast of expected results.

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

•current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement, or MSA, between state governments in the United States and tobacco product manufacturers;
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all acquisitions made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of the fiscal year ending March 31, 2021:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2020	—		—		—	—
August 1 – August 31, 2020	1	(1)	$1.00	(1)	—	—
September 1 – September 30, 2020	53	(2)	$—	(2)	—	—
Total	54	(1)(2)	$1.00	(1)(2)	—	—

(1) As part of the series of corporate transactions contemplated by the Plan and in partial satisfaction of the conditions precedent to the effectiveness of the Plan, one share of the common stock of the Company issued to an indirect subsidiary of Old Pyxus on August 24, 2020 for $1.00 as an interim step in such series of transactions was repurchased by the Company on August 24, 2020 for $1.00.

(2) As contemplated by the Plan, in connection with the distribution of shares of common stock of the Company to certain creditors of Old Pyxus pursuant to the Plan, a total of 53 shares of the 25,000,000 shares authorized for distribution remained undistributed as a result of rounding to permit the appropriate allocation based on the percentage interests of the claims of such creditors to the total amount of such claims. Upon confirmation of the completion of such distribution pursuant to the Plan such 53 shares were cancelled without payment. Such shares are not included in the calculation of the average price paid per share for the three-month period.

Item 5. Other Information

The presentation of certain supplemental financial information required under the Indenture is being posted to the Company’s website, www.pyxus.com.

Item 6. Exhibits

2.01
Order dated August 21, 2020 of the U.S. Bankruptcy Court for the District of Delaware Approving the Adequacy of the Disclosure Statement and the Prepetition Solicitation Procedures and Confirming the Amended Joint Prepackaged Plan of Reorganization in Case No. 20-11570 (LSS), In re: Pyxus International, Inc. et al., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

2.02
Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus International, Inc. and Its Affiliated Debtors dated August 13, 2020, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

3.01
Amended and Restated Articles of Incorporation of Pyxus International, Inc., incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K12G3, filed on August 24, 2020 (File No. 001-13684)

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K12G3, filed on August 24, 2020 (File No. 001-13684)
4.01
Indenture dated as of August 24, 2020 among Pyxus Holdings, Inc., the Guarantors (as defined herein) and Wilmington Trust, National Association, as trustee, collateral agent, registrar and paying agent, relating to 10.000% Senior Secured First Lien Notes Due 2024, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K12G3, filed on August 24, 2020 (File No. 001-13684)

4.02
Shareholders Agreement dated as of August 24, 2020 among Pyxus International, Inc. and the Investors (as defined therein), incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K12G3, filed on August 24, 2020 (File No. 001-13684)

4.03
First Amendment to Shareholders Agreement dated as of September 14, 2020 among Pyxus International, Inc., Glendon Capital Management LP on behalf of its Affiliates that hold common shares of Pyxus International, Inc., and Monarch Alternative Capital LP, on behalf of its Affiliates that hold common shares of Pyxus International, Inc., incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on September 14, 2020 (File No. 001-13684)

10.01
Exit ABL Credit Agreement dated as of August 24, 2020 among Pyxus Holdings, Inc., as Borrower, the Parent Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K12G3, filed on August 24, 2020 (File No. 001-13684)

10.02
Exit Term Loan Credit Agreement dated as of August 24, 2020 among Pyxus Holdings, Inc., as Borrower, the Parent Guarantors party thereto, the Lenders party thereto, and Alter Domus (US) LLC, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K12G3, filed on August 24, 2020 (File No. 001-13684)

10.03
Second Amendment and Restatement Agreement dated August 24, 2020 among Alliance One Tobacco (Kenya) Limited, Alliance One Tobacco (Malawi) Limited, Alliance One Tobacco (Tanzania) Limited, Alliance One Tobacco (Uganda) Limited and Alliance One Zambia Limited, as Borrowers, Alliance One International Holdings, Ltd., as Original Guarantor, Pyxus International, Inc., Pyxus Parent, Inc. and Pyxus Holdings, Inc., as Parent Guarantors, Eastern and Southern African Trade and Development Bank, as Mandated Lead Arranger, Eastern and Southern African Trade and Development Bank, as Original Lender, Eastern and Southern African Trade and Development Bank, as Agent, and Eastern and Southern African Trade and Development Bank, as Security Agent (filed herewith)

10.04
Form of Indemnification Agreement entered into by Pyxus International, Inc. on August 24, 2020 with each of Patrick Fallon and Holly Kim, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3, filed on August 24, 2020 (File No. 001-13684)

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

Pyxus International, Inc.

Date: November 13, 2020                         /s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Controller
(Principal Accounting Officer)