Form 10-Q
period 2020-12-31
PYXUS INTERNATIONAL, INC.
filed 2021-02-09
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2020.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 31, 2021, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

PRELIMINARY NOTE
This Form 10-Q is being filed by Pyxus International, Inc. (the “Company,” “Pyxus,” “we,” or “us”) as the successor issuer to Old Holdco, Inc. (“Old Pyxus”). The Company was formed in August 2020 to facilitate the Restructuring described below. The terms the “Company,” “Pyxus,” “we,” or “us” when used with respect to periods commencing prior to the effectiveness of the Plan (as defined below), refer to Old Pyxus, unless the context would indicate otherwise.
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

On January 21, 2021, Canada's Island Garden Inc. (“Figr East”), Figr Norfolk Inc. (“Figr Norfolk”) and Figr Brands, Inc. (“Figr Brands”, and together with Figr East and Figr Norfolk, the “Canadian Cannabis Subsidiaries”), which are indirect subsidiaries of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) in Ontario, Canada as Court File No. CV-21-00655373-00CL (the “CCAA Proceeding”). On January 21, 2021 (the “Order Date”), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the “Monitor”). On January 29, 2021, the Canadian Court issued an order permitting the Canadian Cannabis Subsidiaries to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries. These and other related matters are discussed in greater detail in "Note 25. Subsequent Events" to the "Notes to the Condensed Consolidated Financial Statements" included herein.

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
•Risks related to the CCAA Proceeding, including:
◦whether the proposed sales processes with respect to any of the Canadian Cannabis Subsidiaries will be successfully completed within the anticipated time frames;
◦the extent to which borrowings under the debtor-in-possession lending facility extended by a separate subsidiary of the Company to the Canadian Cannabis Subsidiaries will be repaid;
◦the extent to which Pyxus will incur liabilities with respect to certain obligations of the Canadian Cannabis Subsidiaries that Pyxus has guaranteed; and
◦the extent of impairment that Pyxus may recognize with respect to its investment in the Canadian Cannabis Subsidiaries.
•Risks related to the continuing business lines in the Company's Other Products and Services segment, including that the new businesses have limited operating histories, are in newly developed markets, may not generate the results that we anticipate and have, and may continue to need significant investment to fund continued operations and expansion, that technologies, processes and formulations may become obsolete, the impact of increasing competition, uncertainties with respect to the development of the industries and markets of the business lines, including the level of consumer demand for such products, the potential for product liability claims, uncertainties with respect to the extent of consumer acceptance of the products offered by the business lines, and the impact of regulation associated with the business lines, including the risk of obtaining anticipated regulatory approvals for nicotine e-liquids products in the United States.

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

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	Three months ended December 31, 2020	Three months ended December 31, 2019
Sales and other operating revenues	$379,560	$363,260
Cost of goods and services sold	317,032	308,133
Gross profit	62,528	55,127
Selling, general, and administrative expenses	45,943	45,911
Other income (expense), net	4,669	(401)
Restructuring and asset impairment charges	7,774	672
Operating income	13,480	8,143
Interest expense (includes debt amortization of $3,031 and $2,559, respectively)	24,898	32,200
Interest income	126	442
Loss before income taxes and other items	(11,292)	(23,615)
Income tax expense (benefit)	4,492	(914)
Income from unconsolidated affiliates	7,564	255
Net loss	(8,220)	(22,446)
Net loss attributable to noncontrolling interests	(55)	(453)
Net loss attributable to Pyxus International, Inc.	$(8,165)	$(21,993)

Loss per share:
Basic	$(0.33)	$(2.40)
Diluted	$(0.33)	$(2.40)

Weighted average number of shares outstanding:
Basic	25,000	9,166
Diluted	25,000	9,166

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Sales and other operating revenues	$497,394	$447,600	$1,022,911
Cost of goods and services sold	424,498	402,594	867,852
Gross profit	72,896	45,006	155,059
Selling, general, and administrative expenses	61,627	87,858	142,551
Other income (expense), net	2,736	(539)	4,061
Restructuring and asset impairment charges	8,991	566	892
Operating income (loss)	5,014	(43,957)	15,677
Debt retirement expense	—	828	—
Interest expense (includes debt amortization of $4,307, $4,082, and $7,478, respectively)	33,101	46,616	101,346
Interest income	180	1,426	2,966
Reorganization items:
Gain on settlement of liabilities subject to compromise	—	462,304	—
Professional fees	—	(30,526)	—
United States trustee fees	—	(970)	—
Write-off of unamortized debt issuance costs and discount	—	(5,303)	—
Issuance of exit facility shares and DIP financing fees	—	(208,538)	—
Other debt restructuring costs	—	(19,442)	—
Fresh start reporting adjustments	—	(91,541)	—
(Loss) income before income taxes and other items	(27,907)	16,009	(82,703)
Income tax (benefit) expense	(6,091)	292	25,238
Income from unconsolidated affiliates	7,798	2,358	6,728
Net (loss) income	(14,018)	18,075	(101,213)
Net loss attributable to noncontrolling interests	(540)	(962)	(905)
Net (loss) income attributable to Pyxus International, Inc.	$(13,478)	$19,037	$(100,308)

(Loss) earnings per share:
Basic	$(0.54)	$1.91	$(10.98)
Diluted	$(0.54)	$1.91	$(10.98)

Weighted average number of shares outstanding:
Basic	25,000	9,976	9,137
Diluted	25,000	9,992	9,137

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Successor	Predecessor
(in thousands)	Three months ended December 31, 2020	Three months ended December 31, 2019
Net loss	$(8,220)	$(22,446)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(145)	1,871
Defined benefit pension amounts reclassified to income	—	312
Change in pension liability for settlements	47	799
Cash flow hedges	(619)	—
Amounts reclassified to income for derivatives	—	576
Total other comprehensive (loss) income, net of tax	(717)	3,558
Total comprehensive loss	(8,937)	(18,888)
Comprehensive loss attributable to noncontrolling interests	(197)	(405)
Comprehensive loss attributable to Pyxus International, Inc.	$(8,740)	$(18,483)

	Successor	Predecessor
(in thousands)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Net (loss) income	$(14,018)	$18,075	$(101,213)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(952)	4,377	(474)
Defined benefit pension amounts reclassified to income	—	734	934
Change in pension liability for settlements	47	—	(1,213)
Cash flow hedges	(619)	(531)	(147)
Amounts reclassified to income for derivatives	—	—	2,520
Total other comprehensive (loss) income, net of tax	(1,524)	4,580	1,620
Total comprehensive (loss) income	(15,542)	22,655	(99,593)
Comprehensive loss attributable to noncontrolling interests	(661)	(1,030)	(846)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(14,881)	$23,685	$(98,747)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	Successor	Predecessor
(in thousands)	December 31, 2020	December 31, 2019	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$123,167	$72,230	$170,208
Restricted cash	3,779	2,359	2,486
Trade receivables, net	177,556	180,404	226,742
Other receivables	16,404	12,257	12,997
Accounts receivable, related parties	3,344	6,418	5,030
Notes receivable, related parties	—	406	406
Inventories, net	771,821	871,850	730,019
Advances to tobacco suppliers, net	61,773	61,536	38,877
Recoverable income taxes	12,023	9,751	7,562
Prepaid expenses	31,082	22,447	23,383
Other current assets	16,981	14,345	14,658
Total current assets	1,217,930	1,254,003	1,232,368
Restricted cash	389	389	389
Long-term notes receivable, related parties	149	7,466	7,450
Investments in unconsolidated affiliates	92,657	69,368	67,967
Goodwill	37,935	34,570	—
Other intangible assets, net	69,008	67,404	65,948
Deferred income taxes, net	8,929	115,947	2
Long-term recoverable income taxes	3,523	2,618	3,038
Other noncurrent assets	42,870	49,954	48,434
Right-of-use assets	39,416	43,372	41,471
Property, plant, and equipment, net	183,249	303,956	295,996
Total assets	$1,696,055	$1,949,047	$1,763,063
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$433,571	$580,346	$540,157
Accounts payable	51,945	61,076	67,094
Accounts payable, related parties	28,417	11,077	11,820
Advances from customers	24,881	19,227	18,810
Accrued expenses and other current liabilities	75,813	103,351	89,928
Income taxes payable	2,220	15,444	5,049
Operating leases payable	9,214	14,033	11,160
Current portion of long-term debt	141	325	45,048
Total current liabilities	626,202	804,879	789,066
Long-term taxes payable	7,623	8,523	8,543
Long-term debt	551,925	902,461	904,316
Deferred income taxes	13,234	30,396	22,903
Liability for unrecognized tax benefits	13,327	12,233	12,311
Long-term leases	29,740	28,206	27,843
Pension, postretirement, and other long-term liabilities	74,467	70,315	74,389
Total liabilities	1,316,518	1,857,013	1,839,371
Commitments and contingencies

	Successor	Predecessor
(in thousands)	December 31, 2020	December 31, 2019	March 31, 2020
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000, 9,963, and 9,976, respectively)	391,089	469,450	469,677
Retained deficit	(13,478)	(324,192)	(488,545)
Accumulated other comprehensive loss	(1,403)	(59,781)	(59,132)
Total stockholders’ equity (deficit) of Pyxus International, Inc.	376,208	85,477	(78,000)
Noncontrolling interests	3,329	6,557	1,692
Total stockholders’ equity (deficit)	379,537	92,034	(76,308)
Total liabilities and stockholders’ equity	$1,696,055	$1,949,047	$1,763,063

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	469,794	(580,706)	(22,573)	(36,660)	—	848	(169,297)
Net income	—	111,198	—	—	—	(314)	110,884
Stock-based compensation	8	—	—	—	—	—	8
Dividends paid	—	—	—	—	—	(180)	(180)
Change in investment in subsidiaries	(1,655)	—	—	—	—	(461)	(2,116)
Other comprehensive income, net of tax	—	—	4,509	240	—	8	4,757
Cancellation of Predecessor equity	(468,147)	469,508	18,064	36,420	—	99	55,944
Balance, August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance, September 1, 2020 (Successor)	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor common stock	391,402	—	—	—	—	—	391,402
Fresh start adjustment to noncontrolling interests	—	—	—	—	—	4,359	4,359
Net loss	—	(5,313)	—	—	—	(485)	(5,798)
Dividends paid	—	—	—	—	—	(123)	(123)
Other comprehensive (loss) income, net of tax	—	—	(828)	—	—	21	(807)
Balance, September 30, 2020 (Successor)	391,402	(5,313)	(828)	—	—	3,772	389,033
Net loss	—	(8,165)	—	—	—	(55)	(8,220)
Fresh start adjustments	(313)	—	—	—	—	(246)	(559)
Other comprehensive (loss) income, net of tax	—	—	(3)	47	(619)	(142)	(717)
Balance, December 31, 2020 (Successor)	$391,089	$(13,478)	$(831)	$47	$(619)	$3,329	$379,537

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019 (Predecessor)	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019 (Predecessor)	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019 (Predecessor)	469,736	(302,199)	(24,334)	(38,139)	(817)	7,388	111,635
Net loss	—	(21,993)	—	—	—	(453)	(22,446)
Stock-based compensation	242	—	—	—	—	—	242
Purchase of noncontrolling interests in a subsidiary	(528)	—	33	—	—	(426)	(921)
Other comprehensive loss, net of tax	—	—	1,789	1,111	576	48	3,524
Balance, December 31, 2019 (Predecessor)	$469,450	$(324,192)	$(22,512)	$(37,028)	$(241)	$6,557	$92,034

*Amounts may not equal column totals due to rounding

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(in thousands)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Operating Activities:
Net (loss) income	$(14,018)	$18,075	$(101,213)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	13,301	16,580	26,003
Debt amortization/interest	6,552	4,862	9,356
Gain on foreign currency transactions	(2,196)	(11,077)	(3,921)
Asset impairment charges	3,982	213	260
(Income) loss from unconsolidated affiliates, net of dividends	(7,600)	2,915	(128)
Reorganization items	—	(130,215)	—
Changes in operating assets and liabilities, net	(33,151)	(67,544)	(323,849)
Other, net	7,588	(15,870)	6,274
Net cash used by operating activities	(25,542)	(182,061)	(387,218)

Investing Activities:
Purchases of property, plant, and equipment	(11,557)	(7,757)	(51,479)
Collections on beneficial interests on securitized trade receivables	49,562	74,328	174,741
Loans to unconsolidated affiliates	—	—	(5,250)
Payments to acquire businesses, net of cash acquired	—	(4,805)	—
Other, net	116	(109)	1,604
Net cash provided by investing activities	38,121	61,657	119,616

Financing Activities:
Net repayments and proceeds from short-term borrowings	(37,915)	(99,969)	156,784
Proceeds from DIP facility	—	206,700	—
Repayment of DIP facility	—	(213,418)	—
Proceeds from term loan facility	—	213,418	—
Proceeds from 10.0% first lien notes	—	280,844	—
Repayment of 8.5% first lien notes	—	(280,844)	—
Proceeds from revolving loans facilities	37,500	27,438	—
Proceeds from long-term borrowings	462	2,568	—
Repayment of revolving loans facilities	—	(44,900)	—
Repayment of second lien notes	—	(1,199)	—
Share repurchases	—	(1,000)	—
Debt issuance costs	(2,657)	(8,486)	(5,245)
DIP financing fees	—	(9,344)	—
Purchase of noncontrolling interests in a subsidiary	—	—	(921)
Other debt restructuring costs	—	(7,574)	—
Other, net	(241)	(565)	(571)
Net cash (used) provided by financing activities	(2,851)	63,669	150,047

Effect of exchange rate changes on cash	(369)	1,628	(5,277)

	Successor	Predecessor
(in thousands)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Increase (decrease) in cash, cash equivalents, and restricted cash	9,359	(55,107)	(122,832)
Cash and cash equivalents at beginning of period	93,138	170,208	192,043
Restricted cash at beginning of period	24,838	2,875	5,767
Cash, cash equivalents, and restricted cash at end of period	$127,335	$117,976	$74,978

Other information:
Cash paid for income taxes, net	$8,409	$5,560	$13,768
Cash paid for interest	17,451	54,233	80,191
Cash received from interest	(406)	(1,356)	(2,839)
Cash paid for reorganization items	—	7,314	—

Noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$1,090	$1,759	$4,590
Sales of property, plant, and equipment included in notes receivable	117	304	662
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	59,501	66,821	151,149
Cancellation of second lien notes	—	(634,487)	—

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
Due to the application of fresh start reporting, the pre-emergence and post-emergence periods are not comparable. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor and Successor periods in the condensed consolidated financial statements and footnote tables. References to “Successor” relate to our financial position and results of operations after August 31, 2020. References to “Predecessor” relate to our financial position and results of operations on or before August 31, 2020.
Bankruptcy Proceedings
On June 15, 2020, Old Holdco, Inc. (then named Pyxus International, Inc.) (“Old Pyxus”) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC, and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is a subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Refer to “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.
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
Reclassifications
Prior period amounts have been reclassified to conform to the current year presentation of other noncurrent assets in the condensed consolidated balance sheets and certain items in the condensed consolidated statements of cash flows.

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
Summary Features of the Plan of Reorganization
On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc. (“Pyxus Holdings”), which is a subsidiary of the Company. Under the Plan, all suppliers, vendors, employees, trade partners, foreign lenders, and landlords were unimpaired and were to be satisfied in full in the ordinary course of business, and the existing trade and customer contracts and terms of Old Pyxus were to be maintained by the Company and its subsidiaries. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate the Old Pyxus business in the ordinary course. Old Pyxus, which retained no assets, has commenced a dissolution process and is being wound down.

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

The Company as Successor Issuer
As a result of these transactions, the Company is deemed to be the successor issuer to Old Pyxus under Rule 12g‑3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the shares of New Common Stock were deemed to be registered under Section 12(g) of the Exchange Act and the Company was thereby deemed to be subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder and, in accordance therewith, is required to file reports and other information with the Securities and Exchange Commission.

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

The estimated enterprise value is not necessarily indicative of actual value or financial results. Changes in the economy or the financial markets could result in a different estimated enterprise value. The calculated enterprise value relies on the three methodologies listed below collectively. The actual value of the business is subject to certain uncertainties and contingencies that are difficult to predict and will fluctuate with changes in various factors affecting the financial conditions and prospects of the business.

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

The following reconciles estimated enterprise value to the reorganization value of the Successor assets to be allocated to individual assets as of the Fresh Start Reporting Date:

Enterprise value, excluding cash	$1,252,379
Plus: cash, cash equivalents, and restricted cash	117,587
Plus: working capital liabilities	170,905
Plus: other operating liabilities	54,700
Plus: non-operating liabilities	113,954
Reorganization value of Successor assets	$1,709,525

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

(in thousands)	As of August 31, 2020
				Fresh Start Reporting Adjustments
	Predecessor	Reorganization Adjustments		As Reported at September 30, 2020	As Adjusted at December 31, 2020	Successor
Assets
Current assets
Cash and cash equivalents	$111,427	$(18,289)	(1)	$—	$—	$93,138
Restricted cash	2,949	21,500	(2)	—	—	24,449
Trade receivables, net	152,309	—		—	—	152,309
Other receivables	13,227	—		—	—	13,227
Accounts receivable, related parties	2,780	—		—	—	2,780
Inventories, net	861,851	—		—	—	861,851
Advances to tobacco suppliers, net	44,061	—		—	—	44,061
Recoverable income taxes	5,830	—		—	—	5,830
Prepaid expenses	34,350	—		—	—	34,350
Other current assets	15,059	—		—	—	15,059
Total current assets	1,243,843	3,211		—	—	1,247,054

Restricted cash	389	—		—	—		389
Investments in unconsolidated affiliates	54,460	—		13,291	30,531	(13)	84,991
Goodwill	6,120	—		48,756	31,815	(14)	37,935
Other intangible assets, net	64,924	—		1,596	6,075	(15)	70,999
Deferred income taxes, net	125	—		9,638	7,484	(16)	7,609
Long-term recoverable income taxes	3,130	—		—	—		3,130
Other noncurrent assets	45,821	3,139	(3)	(310)	(310)	(17)	48,650
Right-of-use assets	39,576	—		(4,281)	(4,281)	(18)	35,295
Property, plant, and equipment, net	299,293	—		(124,965)	(125,820)	(19)	173,473
Total assets	$1,757,681	$6,350		$(56,275)	$(54,506)		$1,709,525

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$461,783	$—		$—	$—		$461,783
DIP financing	206,700	(206,700)	(4)	—	—		—
Accounts payable	58,813	334	(5)	25	25		59,172
Accounts payable, related parties	26,125	—		—	—		26,125
Advances from customers	23,967	—		—	—		23,967
Accrued expenses and other current liabilities	113,118	(31,853)	(6)	(1,792)	(1,792)	(20)	79,473
Income taxes payable	8,319	—		—	—		8,319
Operating leases payable	11,083	—		(992)	(992)	(21)	10,091
Current portion of long-term debt	90	—		—	—		90
Total current liabilities	909,998	(238,219)		(2,759)	(2,759)		669,020
Long-term taxes payable	7,623	—		—	—		7,623
Long-term debt	277,090	250,546	(7)	(15,304)	(15,304)	(22)	512,332
Deferred income taxes	20,749	91	(8)	(10,070)	(7,742)	(23)	13,098
Liability for unrecognized tax benefits	13,420	—		—	—		13,420
Long-term leases	25,728	—		(2,263)	(2,263)	(21)	23,465
Pension, postretirement, and other long-term liabilities	71,898	—		3,467	3,467	(24)	75,365
Total liabilities not subject to compromise	1,326,506	12,418		(26,929)	(24,601)		1,314,323
Liabilities subject to compromise
Debt subject to compromise	635,686	(635,686)	(9)	—	—		—
Accrued interest on debt subject to compromise	26,156	(26,156)	(9)	—	—		—
Total liabilities subject to compromise	661,842	(661,842)		—	—		—
Total liabilities	1,988,348	(649,424)		(26,929)	(24,601)		1,314,323

Stockholders’ equity
Common Stock—no par value:
Predecessor common stock (shares)	9,976	(9,976)		—	—		—
Successor common stock (shares)	—	25,000		—	—		25,000
Predecessor additional paid-in capital	468,147	(468,147)	(10)	—	—		—
Successor additional paid-in capital	—	391,402	(11)	—	(313)		391,089
Retained deficit	(644,250)	728,160	(12)	(83,910)	(83,910)	(25)	—
Accumulated other comprehensive loss	(54,484)	—		54,484	54,484	(26)	—
Total stockholders’ equity (deficit) of Pyxus International, Inc.	(230,587)	651,415		(29,426)	(29,739)		391,089
Noncontrolling interests	(80)	4,359		80	(166)		4,113
Total stockholders’ equity (deficit)	(230,667)	655,774		(29,346)	(29,905)		395,202
Total liabilities and stockholders’ equity	$1,757,681	$6,350		$(56,275)	$(54,506)		$1,709,525

(1) The following summarizes the change in cash and cash equivalents:

Proceeds from ABL Credit Facility, net of debt issuance costs	$26,861
Repayment of DIP Facility	(213,418)
Proceeds from Term Loan Credit Facility	213,418
Proceeds from 10.0% first lien notes	280,844
Repayment of 8.5% first lien notes	(280,844)
Payment to fund professional fee escrow account	(21,500)
Payment of other professional and administrative fees	(11,828)
Payment of accrued interest on DIP Facility	(494)
Payment to holders of Predecessor second lien notes that elected the cash option	(1,199)
Payment to holders of Predecessor common stock	(1,000)
Payment of accrued interest on prepetition Predecessor first lien notes	(9,129)
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
(17) Represents an adjustment to pension assets of ($352), partially offset by other adjustments of $42.
(18) Represents the fair value adjustments to right-of-use lease assets.
(19) Represents the following fair value adjustments to property, plant, and equipment, net:

	Predecessor Historical Value	Fair Value Adjustment	Successor Fair Value
Land	$33,562	$(104)	$33,458
Buildings	259,255	(195,797)	63,458
Machinery and equipment	198,708	(122,151)	76,557
Total	491,525	(318,052)	173,473
Less: Accumulated Depreciation	(192,232)	192,232	—
Total property, plant, and equipment, net	$299,293	$(125,820)	$173,473

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
(25) Represents the cumulative impact of the remeasurement of assets and liabilities from fresh start reporting, $7,631 of tax effect of reorganization items, and the elimination of Predecessor's accumulated other comprehensive losses for the five months ended August 31, 2020.
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

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Leaf - North America:
Product revenue	$46,588	$39,148
Processing and other revenues	13,956	13,868
Total sales and other operating revenues	60,544	53,016

Leaf - Other Regions:
Product revenue	298,376	293,564
Processing and other revenues	12,007	12,936
Total sales and other operating revenues	310,383	306,500

Other Products and Services:
Total sales and other operating revenues	8,633	3,744

Total sales and other operating revenues	$379,560	$363,260

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Leaf - North America:
Product revenue	$63,693	$51,211	$114,548
Processing and other revenues	16,828	6,523	24,873
Total sales and other operating revenues	80,521	57,734	139,421

Leaf - Other Regions:
Product revenue	387,785	355,902	825,522
Processing and other revenues	19,586	24,595	42,316
Total sales and other operating revenues	407,371	380,497	867,838

Other Products and Services:
Total sales and other operating revenues	9,502	9,369	15,652

Total sales and other operating revenues	$497,394	$447,600	$1,022,911

The following summarizes activity in the allowance for expected credit losses:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Balance, beginning of period	$(15,091)	$(7,242)
Additions	(2,187)	(5)
Write-offs	—	—
Balance, end of period	$(17,278)	$(7,247)
Trade receivables	194,834	187,651
Trade receivables, net	$177,556	$180,404

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Balance, beginning of period	$(15,361)	$(15,893)	$(13,381)
Additions	(2,187)	—	—
Write-offs	270	532	6,134
Balance, end of period	$(17,278)	$(15,361)	$(7,247)
Trade receivables	194,834	167,670	187,651
Trade receivables, net	$177,556	$152,309	$180,404

6. Restructuring and Asset Impairment Charges

In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including cannabidiol ("CBD") products, by its Criticality LLC subsidiary (“Criticality”). In addition, the Company continued its focus on cost saving initiatives. The employee separation and impairment charges are primarily related to continued restructuring of certain U.S. operations, which included Criticality, and certain African operations.

The following summarizes the Company's restructuring and asset impairment charges:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Employee separation charges	$4,087	$531
Asset impairment and other non-cash charges	3,687	141
Restructuring and asset impairment charges	$7,774	$672

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Employee separation charges	$5,009	$353	$632
Asset impairment and other non-cash charges	3,982	213	260
Restructuring and asset impairment charges	$8,991	$566	$892

The following summarizes the activity in the restructuring accrual for employee separation and other cash charges for the Company's Leaf - North America, Leaf - Other Regions, and Other Products and Services segments:

	Successor			Predecessor
	Three months ended December 31, 2020			Three months ended December 31, 2019
	Other Products and Services	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$—	$1,174	$229	$266	$214
Period charges	2,105	584	1,398	—	531
Payments	—	(567)	(922)	(251)	(646)
Ending balance	$2,105	$1,191	$705	$15	$99

	Successor			Predecessor
	Four months ended December 31, 2020			Five months ended August 31, 2020		Nine months ended December 31, 2019
	Other Products and Services	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$—	$312	$255	$—	$407	$1,621	$222
Period charges	2,105	1,506	1,398	312	40	8	624
Payments	—	(627)	(948)	—	(192)	(1,614)	(747)
Ending balance	$2,105	$1,191	$705	$312	$255	$15	$99

The following summarizes the asset impairment and other non-cash charges for the Company's Leaf - North America, Leaf - Other Regions, and Other Products and Services segments:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Leaf - North America	$—	$—
Leaf - Other Regions	733	141
Other Products and Services	2,954	—
Total	3,687	$141

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Leaf - North America	$—	$17	$—
Leaf - Other Regions	$1,028	196	260
Other Products and Services	2,954	—	—
Total	$3,982	$213	$260

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

For interim tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date ordinary income/loss pursuant to FASB ASC 740-270, “Accounting for Income Taxes in Interim Periods.” The Company reports the tax effect of unusual or infrequently occurring items, including changes in judgement about valuation allowances, uncertain tax positions, and effects of changes in tax laws or rates in the interim period in which they occur. The Company excludes tax jurisdictions where it has projected a year to date loss for which a tax benefit cannot be realized in accordance with FASB ASC 740, “Accounting for Income Taxes”. Old Pyxus reported on a discrete basis for the period April 1, 2020 through August 31, 2020.

The effective rate differs from the US statutory rate of 21% due to the impact of net foreign exchange effects, increases in non-deductible interest, foreign income taxed in the U.S., variations in the expected jurisdictional mix of earnings, and variations in included/excluded entities per adherence to FASB ASC 240-270. The Company has allocated $4,814 of the year-to-date tax benefit to a current tax receivable as it expects the year-to-date loss to offset current taxes payable throughout the remainder of the current year.

As of December 31, 2020, the Company’s unrecognized tax benefits totaled $15,958, of which $12,371 would impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020, accrued interest and penalties totaled $1,353 and $669, respectively. The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. The Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

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

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2020, the Company’s earliest open tax year for U.S. federal income tax purposes is its fiscal year ended March 31, 2017. The Company's tax attributes from prior periods remain subject to adjustment. Open tax years in state and foreign jurisdictions generally range from three to six years.

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

8. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Successor	Predecessor
(in thousands, except per share data)	Three months ended December 31, 2020	Three months ended December 31, 2019
Basic loss per share:
Net loss attributable to Pyxus International, Inc.	$(8,165)	$(21,993)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,166
Basic loss per share	$(0.33)	$(2.40)

Diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(8,165)	$(21,993)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,166
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	—
Adjusted weighted average number of shares outstanding	25,000	9,166
Diluted loss per share	$(0.33)	$(2.40)
(1) 0 and 785 shares of common stock were owned by a wholly owned subsidiary as of December 31, 2020 and 2019, respectively.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 10 for the three months ended December 31, 2019.

	Successor	Predecessor
(in thousands, except per share data)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(13,478)	$19,037	$(100,308)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,137
Basic (loss) earnings per share	$(0.54)	$1.91	$(10.98)

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(13,478)	$19,037	$(100,308)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,137
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	16	—
Adjusted weighted average number of shares outstanding	25,000	9,992	9,137
Diluted (loss) earnings per share	$(0.54)	$1.91	$(10.98)
(1) 0, 0, and 785 shares of common stock were owned by a wholly owned subsidiary as of December 31, 2020, August, 31, 2020, and December 31, 2019, respectively.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 28 for the nine months ended December 31, 2019.

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

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Antidilutive stock options and other awards	—	452
Weighted average exercise price	$—	$56.66

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Antidilutive stock options and other awards	—	427	450
Weighted average exercise price	$—	$56.86	$56.98

9. Cash, Cash Equivalents, and Restricted Cash

The following summarizes the composition of restricted cash:

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Compensating balance for short-term borrowings	$2,211	$940	$893
Escrow	1,273	1,363	1,450
Other	684	445	$532
Total	$4,168	$2,748	$2,875

10. Inventories, Net

The following summarizes the composition of inventories, net:

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Processed tobacco	$662,179	$703,124	$485,764
Unprocessed tobacco	54,092	116,456	178,782
Other tobacco related	16,865	20,960	24,071
Other(1)	38,685	31,310	41,402
Total	$771,821	$871,850	$730,019
(1) Represents inventory from the other products and services segment.

11. Acquisitions

On December 18, 2017, the Company completed a purchase of a 40.0% interest in Criticality, a North Carolina-based industrial hemp company that is engaged in CBD extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law. On April 22, 2020, the Company acquired the remaining 60.0% of the equity in Criticality in exchange for consideration consisting of $5,000 cash and $7,450 for the settlement of the Company's note receivable from Criticality, subject to certain post-closing adjustments.

The acquisition of Criticality was a business combination achieved in stages, which required the Company to remeasure its previously held equity interest in Criticality at its acquisition date fair value. This remeasurement resulted in a loss of approximately $2,667 being recorded in other income (expense), net within the condensed consolidated statements of operations for the five months ended August 31, 2020. The assets and liabilities were recorded at their fair value.

Following the acquisition, the Company recorded certain post-closing purchase price adjustments. The intent of the acquisition was to allow the Company to expand its industrial hemp production and product portfolio. The following summarizes the fair values of the assets acquired and liabilities assumed as of April 22, 2020:

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

The following summarizes the revenue, operating loss, and net loss for Criticality as well as the resulting impact to basic and diluted (loss) earnings per share:

	Successor	Successor	Predecessor
	Three months ended December 31, 2020	Four months ended December 31, 2020	Five months ended August 31, 2020
Revenue	16	19	—
Operating loss	(3,619)	(4,750)	(3,117)
Net loss	(9,897)	(11,067)	(3,317)

Impact to (loss) earnings per share:
Basic	(0.40)	(0.44)	(0.33)
Diluted	(0.40)	(0.44)	(0.33)

In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products, by Criticality. Refer to “Note 6. Restructuring and Asset Impairment” for additional information.

12. Equity Method Investments

The following summarizes the Company's equity method investments as of December 31, 2020:

	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	(5,313)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	47,383
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(5,313)

The following summarizes financial information for these equity method investments:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Operations statement:
Sales	$121,873	$61,515
Gross profit	30,154	9,462
Net income	16,577	1,506
Company's dividends received	317	267

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Operations statement:
Sales	$134,879	$67,553	$256,885
Gross profit	32,403	14,151	44,235
Net income	17,315	5,869	16,599
Company's dividends received	317	5,104	6,841

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Balance sheet:
Current assets	$258,805	$166,989	$145,207
Property, plant, and equipment and other assets	44,853	57,320	56,481
Current liabilities	183,158	103,622	82,377
Long-term obligations and other liabilities	4,021	6,054	6,296

Of the amounts presented above, the following summarizes financial information for China Brasil Tobacos Exportadora SA ("CBT"):

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Operations statement:
Sales	$94,057	$22,521
Gross profit	25,170	3,338
Net income	13,598	1,041
Net income attributable to CBT	6,663	510

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Operations statement:
Sales	$98,730	$26,675	$158,955
Gross profit	26,207	6,423	25,359
Net income	13,864	3,216	11,929
Net income attributable to CBT	6,793	1,576	5,845

13. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Investments in variable interest entities	$85,944	$63,320	$62,407
Receivables with variable interest entities	1,333	11,301	10,099
Guaranteed amounts to variable interest entities (not to exceed)	56,088	61,566	59,792

14. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Successor
	Four months ended December 31, 2020
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Fresh start Adjustment (2)	Additions	Accumulated Amortization	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	11.35 years	$—	$29,200	$—	$(840)	$28,360
Licenses (1)	11.67 years	—	19,000	—	(445)	18,555
Technology	7.67 years	—	11,000	—	(458)	10,542
Trade names	13.54 years	—	11,800	—	(249)	11,551
Intangibles not subject to amortization:
Goodwill		—	37,935	—	—	37,935
Total		$—	$108,935	$—	$(1,992)	$106,943
(1) Certain of the Company's license intangibles are subject to annual renewal.
(2) Refer to "Note 4. Fresh Start Reporting" for additional details regarding fresh start reporting adjustments as reported at September 30, 2020 and as adjusted at December 31, 2020.

	Predecessor
	Five months ended August 31, 2020
	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Fresh Start Adjustment(4)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$63,980	$—	$(34,724)	$—	$(29,256)	$—
Production and supply contracts	7,000	—	(3,395)	—	(3,605)	—
Internally developed software (5)	22,385	—	(19,579)	41	(2,847)	—
Licenses (2)	30,886	—	(4,202)	2,183	(28,867)	—
Trade names	500	—	(151)	—	(349)	—
Intangibles not subject to amortization:
Goodwill (3)	—	6,120	—	—	(6,120)	—
Total	$124,751	$6,120	$(62,051)	$2,224	$(71,044)	$—
(1) Amortization expense across intangible asset classes for the five months ended August 31, 2020 was $3,160.
(2) Certain of the Company's license intangibles are subject to annual renewal.
(3) Goodwill of $6,120 relates to the Other Products and Services segment.
(4) Refer to “Note 4. Fresh Start Reporting” for additional details regarding fresh start reporting adjustments.
(6) Internally developed software was adjusted to $2,847 by Fresh Start Adjustments and has been reclassified to Successor's property, plant, and equipment.

	Predecessor
	Year ended March 31, 2020
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Impact of Foreign Currency Translation	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.66 years	$63,980	$—	$(33,049)	$—	$30,931
Production and supply contracts	3.00 years	14,893	—	(11,217)	—	3,676
Internally developed software	3.96 years	19,917	2,468	(19,082)	—	3,303
Licenses (2)	16.95 years	33,330	195	(3,310)	(2,551)	27,664
Trade names	6.00 years	500	—	(126)	—	374
Total		$132,620	$2,663	$(66,784)	$(2,551)	$65,948
(1) Amortization expense across intangible asset classes for the fiscal year ended March 31, 2020 was $6,991.
(2) Certain of the Company's license intangibles are subject to annual renewal.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Licenses	Technology	Trade Names	Total
2021 (excluding the nine months ended December 31, 2020)	$630	$396	$344	$213	$1,583
2022	2,519	1,583	1,375	853	6,330
2023	2,519	1,583	1,375	853	6,330
2024	2,519	1,583	1,375	853	6,330
2025	2,519	1,583	1,375	853	6,330
Thereafter	17,654	11,827	4,698	7,926	42,105
	$28,360	$18,555	$10,542	$11,551	$69,008

15. Debt Arrangements

The following summarizes debt and notes payable:

	Outstanding		Lines and Letters Available	Interest Rate
	Predecessor	Successor	Successor
	March 31,	December 31,	December 31,
(in thousands)	2020	2020	2020
Senior secured credit facility:
ABL facility	$44,900	$—	$—	4.1%
ABL Credit Facility	—	67,500	7,500	5.0%	(1)
Senior notes:
8.5% senior secured first lien notes (2)	272,871	—	—	8.5%
9.875% senior secured second lien notes (3)	630,737	—	—	9.9%
10.0% senior secured first lien notes (4)	—	266,561	—	10.0%

Term Loans (5)	—	214,643	—	9.7%	(1)
Other long-term debt	856	3,362	386	5.4%	(1)
Notes payable to banks (6)	540,157	433,571	293,876	6.2%	(1)
Total debt	$1,489,521	$985,637	$301,762
Short-term	$540,157	$433,571
Long-term:
Current portion of long-term debt	$45,048	$141
Long-term debt	904,316	551,925
	$949,364	$552,066

Letters of credit	$7,027	$5,100	$3,700
Total credit available			$305,462

(1) Weighted average rate for the trailing twelve months ended December 31, 2020.
(2) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the prepetition 8.5% senior secured first lien notes were cancelled and replaced with the 10.0% senior secured first lien notes due 2024.

(3) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the prepetition 9.875% senior secured second lien notes were cancelled through the exchange of common stock in the Successor or cash.

(4) Repayment of $266,561 is net of original issue discount of $14,283. Total repayment will be $280,844.
(5) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the DIP Facility entered into at the petition date converted into the Term Loan Credit Facility. The aggregate balance of the Term Loans of $214,643 includes $1,225 of accrued paid in kind interest.

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

At December 31, 2020, $7,500 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $67,500 outstanding on that date.
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
Cash Dominion
Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing or (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below the greater of (x) $7,500 and (y) 10% of the lesser of (A) the commitments under the ABL Credit Facility at such time and (B) the borrowing base at such time (such greater amount being the “Cash Dominion Threshold”), the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a “Dominion Period”) shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, or (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than the Cash Dominion Threshold for a period of 30 consecutive days. No Dominion Period existed as of December 31, 2020.
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
•enter into transactions with affiliates; and

•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).
At December 31, 2020, Pyxus Holdings was in compliance with all such covenants under the ABL Credit Agreement.

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

The Term Loans and the Term Loan Credit Facility mature on February 24, 2025. The Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. In addition, customary mandatory prepayments of the Term Loans are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the Term Loan Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period. At December 31, 2020, the aggregate principal amount of the Term Loans outstanding was $214,643.

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
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries.
At December 31, 2020, Pyxus Holdings was in compliance with all such covenants under the Term Loan Credit Agreement.

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
At December 31, 2020, each of Pyxus Holdings and each guarantor of the Notes was in compliance with all such covenants under the Indenture.

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

The Company’s subsidiary in Tanzania failed to satisfy a loan-to-value ratio requirement during November and December of 2020 under the TDB Facility Agreement. As a result, TDB was permitted to declare an event of default with respect to the Tanzania subsidiary’s borrowings under its credit facility under the TDB Facility Agreement and demand repayment of that subsidiary’s borrowings, which were approximately $50,417 at December 31, 2020. TDB entered into a First Amendment and Waiver Letter to the TDB Facility Agreement dated December 30, 2020 (the “TDB Waiver”) in which TDB waived the Tanzania subsidiary’s defaults and adjusted the required loan-to-value ratio for the Tanzania subsidiary for each month through June 2021. The existence of these defaults by the Tanzania subsidiary under the TDB Facility Agreement (the “Tanzania Default”) resulted in defaults and events of default arising under the ABL Credit Facility and the Term Loan Credit Facility, which would have permitted the respective lenders thereunder to demand repayment of the amounts outstanding under the respective facility. In December 2020, the required lenders under each of the ABL Credit Facility and the Term Loan Credit Facility entered into agreements with the Company waiving the defaults and events of default arising under the respective facility as a result of the Tanzania Default.

At December 31, 2020, the Company and its subsidiaries party to the TDB Facility Agreement were in compliance with all such covenants under the TDB Facility Agreement, as amended by the TDB Waiver, and $130,028 was available for borrowing under the TDB Facility Agreement, after reducing availability by the aggregate borrowings under the TDB Facility Agreement of $154,972 outstanding on that date.

16. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of December 31, 2020, the investment limit under the first facility was $125,000 of trade receivables. Under the second facility, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of December 31, 2020, the investment limit under the second facility was $125,000 of trade receivables.

As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $4,078, $7,504, and $9,586 as of December 31, 2020 and 2019, and March 31, 2020, respectively.

The following summarizes the accounts receivable securitization information:

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Receivables outstanding in facility	$87,012	$69,741	$135,439
Beneficial interests	20,532	14,385	27,021
Servicing liability	—	5	43

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine Months Ended December 31, 2019
Cash proceeds for the period ended:
Cash purchase price	$142,071	$151,817	$331,187
Deferred purchase price	49,562	74,328	174,741
Service fees	110	218	355
Total	$191,743	$226,363	$506,283

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

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Amounts guaranteed (not to exceed)	$80,656	$119,342	$138,953
Amounts outstanding under guarantee(1)	18,158	37,624	48,565
Fair value of guarantees	306	1,112	2,791
Amounts due to local banks on behalf of suppliers and included in accounts payable	—	—	6,849

(1) Of the guarantees outstanding at December 31, 2020, most expire within one year.

18. Derivative Financial Instruments

As of December 31, 2020 and 2019, accumulated other comprehensive loss includes $619 and $241, net of tax of $168 and $64, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $0 and $66 in cost of goods and services sold for the three and four months ended December 31, 2020, respectively and $164 for the five months ended August 31, 2020. The Company recorded losses of $729 and $3,189 in cost of goods and services sold for the three and nine months ended December 31, 2019, respectively. The Company recorded current derivative assets of $1,652 and $0 as of December 31, 2020 and December 31, 2019, respectively, included in the condensed consolidated balance sheets. The U.S. Dollar notional amount of derivative contracts outstanding as of December 31, 2020 was $44,123.

19. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	Successor			Predecessor
	December 31, 2020			December 31, 2019			March 31, 2020
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Securitized beneficial interests	$—	$20,532	$20,532	$—	$14,385	$14,385	$—	$27,021	$27,021
Total assets	$—	$20,532	$20,532	$—	$14,385	$14,385	$—	$27,021	$27,021
Financial Liabilities:
Long-term debt	$481,232	$3,797	$485,029	$558,401	$620	$559,021	$358,782	$848	$359,630
Guarantees	—	306	306	—	1,112	1,112	—	2,791	2,791
Total liabilities	$481,232	$4,103	$485,335	$558,401	$1,732	$560,133	$358,782	$3,639	$362,421

Level 2 measurements
•Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations with observable inputs. The primary inputs to the valuation include market expectations, the Company's credit risk, and the contractual terms of the debt instrument.

Level 3 measurements
•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis include historical loss rates ranging between 0.1% to 8.9% as of December 31, 2020. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is based on using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 107 days and a discount rate of 3.6% as of December 31, 2020. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

•Long-term debt: The fair value of the long-term debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest of 0.3% to 0.8% and borrowing rates of 7.0% to 10.7%. The borrowing rates were weighted by average loans outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Successor			Predecessor
	Three months ended December 31, 2020			Three months ended December 31, 2019
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$13,471	$3,714	$491	$25,579	$—	$1,026
Issuances of sales of receivables/guarantees	47,192	—	110	42,857	—	478
Settlements	(38,762)	—	(311)	(53,158)	—	(408)
Additions	—	83	—	—	—	—
(Losses) gains recognized in earnings	(1,369)	—	15	(893)	—	16
Ending balance	$20,532	$3,797	$305	$14,385	$—	$1,112

	Successor			Predecessor
	Four months ended December 31, 2020			Five months ended August 31, 2020			Nine months ended December 31, 2019
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$11,159	$3,892	$1,256	$27,021	$848	$2,791	$40,332	$—	$3,714
Issuances of sales of receivables/guarantees	59,501	—	262	66,821	—	667	151,150	—	1,323
Settlements	(48,555)	(126)	(1,228)	(81,038)	(100)	(2,192)	(174,000)	—	(3,937)
Additions	—	31	—	—	3,144	—	—	—	—
(Losses) gains recognized in earnings	(1,573)	—	15	(1,645)	—	(10)	(3,097)	—	12
Ending balance	$20,532	$3,797	$305	$11,159	$3,892	$1,256	$14,385	$—	$1,112

For the four months ended December 31, 2020, five months ended August 31, 2020, and nine months ended December 31, 2019, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $726, $263 and $691, respectively.

20. Pension and Other Postretirement Benefits

The following summarizes the components of net periodic benefit cost:

	Defined Benefit Plans
	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Operating expenses:
Service cost	$108	$117
Interest expense:
Interest expense	678	1,029
Expected return on plan assets	(731)	(1,121)
Amortization of prior service cost	—	10
Settlement loss	(8)	271
Actuarial loss	—	456
Net periodic pension cost	$47	$762

	Defined Benefit Plans
	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Operating expenses:
Service cost	$144	$176	$352
Interest expense:
Interest expense	904	1,594	3,088
Expected return on plan assets	(975)	(1,234)	(3,363)
Amortization of prior service cost	—	17	31
Settlement loss	(8)	—	819
Actuarial loss	—	868	1,368
Net periodic pension cost	$65	$1,421	$2,295

	Other Postretirement Benefits
	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Operating expenses:
Service cost	$2	$2
Interest expense:
Interest expense	55	82
Amortization of prior service cost	—	(177)
Actuarial loss	—	109
Net periodic pension cost	$57	$16

	Other Postretirement Benefits
	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Operating expenses:
Service cost	$3	3	5
Interest expense:
Interest expense	73	114	246
Amortization of prior service cost	—	(294)	(531)
Actuarial loss	—	157	328
Net periodic pension cost / (benefit)	$76	$(20)	$48

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Contributions made during the period	$1,373	$1,277

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Contributions made during the period	$2,025	$1,941	$4,457
Contributions expected for the remainder of the fiscal year	1,872	—	2,665
Total	$3,897	$1,941	$7,122

21. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,535 and the total assessment including penalties and interest at December 31, 2020 is $9,114. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,192 and the total assessment including penalties and interest at December 31, 2020 is $5,915. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $9,101. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned as of 1983. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005, due to a decision provided in an annulment lawsuit filed by the Brazilian Government. On March 7, 2013 such a lawsuit was ruled by the Federal Supreme Court, which confirmed (without the government's ability to appeal) that the Company was entitled to the IPI credits, however, limited to the period from 1983 to 1990. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. Accordingly, at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income. In April 2006, the Brazilian Internal Revenue Service (“IRS”) challenged the Company's valuation and application of the $24,142 IPI credits in the Company's tax filing during 2005. Numerous rulings and appeals were rendered on behalf of both the Brazilian IRS and the Company from 2006 through 2020. As of December 31, 2020, it is reasonably possible that the Company may incur $15,230 of losses associated with this matter.
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

22. Other Comprehensive Loss

The following summarizes amounts reclassified from accumulated other comprehensive loss to net income:

	Successor	Predecessor	Affected Line Item in the Condensed Consolidated
	Three months ended December 31, 2020	Three months ended December 31, 2019	Statements of Operations
Pension and other postretirement benefits(1):
Actuarial loss	$—	$560
Amortization of prior service cost	—	(165)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	—	395
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	(83)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$312	Interest expense

	Successor	Predecessor	Affected Line Item in the Condensed Consolidated
	Three months ended December 31, 2020	Three months ended December 31, 2019	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$—	$729
Amounts reclassified from accumulated other comprehensive loss to net income, gross	—	729
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	(153)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$576	Cost of goods and services sold

(1) Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 20. Pension and Other Postretirement Benefits" for additional information.

	Successor	Predecessor		Affected Line Item in the Condensed Consolidated
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019	Statements of Operations
Pension and other postretirement benefits(1):
Actuarial loss	$—	$899	$1,680
Amortization of prior service cost	—	(165)	(495)
Amounts reclassified from accumulated other comprehensive loss to net income, gross	—	734	1,185
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	—	(251)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$734	$934	Interest expense

	Successor	Predecessor		Affected Line Item in the Condensed Consolidated
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	$—	$164	$3,189
Amounts reclassified from accumulated other comprehensive loss to net income, gross	—	164	3,189
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	(694)	(669)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$—	$(530)	$2,520	Cost of goods and services sold

(1) Amounts are included in net periodic benefit costs for pension and other postretirement benefits. See "Note 20. Pension and Other Postretirement Benefits" for additional information.

23. Related Party Transactions

The Company engages in transactions with related parties primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Sales	$207	$1,535
Purchases	28,815	41,116

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Sales	$746	$13,483	$15,312
Purchases	47,734	38,655	96,252

The Company’s accounts receivable, and accounts payable with related parties, as presented in the condensed consolidated balance sheets, relate to transactions with equity method investees. Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of December 31, 2020 includes $4,099 of interest payable to the Glendon Investor and the Monarch Investor. Interest expense as presented in the condensed consolidated statements of operations includes $5,317 and $7,509 for the three and four months ended December 31, 2020, respectively, that relates to the Glendon Investor and the Monarch Investor. Refer to “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.

24. Segment Information

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

•Other Products and Services primarily consists of the Figr Brands division, which includes cannabis, e-liquid products, and industrial hemp. Cannabis was legalized for adult use in Canada on October 17, 2018. The cannabis products produced by certain of the Company's Canadian subsidiaries ("Figr") are sold primarily to municipally-owned retailers in most of the provinces in the Canadian market. E-liquids products are sold to consumers through retailers and directly to consumers via e-commerce platforms and other distribution channels.

The following summarizes segment information:

	Successor	Predecessor
	Three months ended December 31, 2020	Three months ended December 31, 2019
Sales and other operating revenues:
Leaf - North America	$60,544	$53,016
Leaf - Other Regions	310,383	306,500
Other Products and Services	8,633	3,744
Total sales and other operating revenues	$379,560	$363,260

Operating income (loss):
Leaf - North America	$4,475	$2,609
Leaf - Other Regions	21,100	25,508
Other Products and Services	(12,095)	(19,974)
Total operating income	$13,480	$8,143

	Successor	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Sales and other operating revenues:
Leaf - North America	$80,521	$57,734	$139,421
Leaf - Other Regions	407,371	380,497	867,838
Other Products and Services	9,502	9,369	15,652
Total sales and other operating revenues	$497,394	$447,600	$1,022,911

Operating income (loss):
Leaf - North America	$5,384	$376	$5,880
Leaf - Other Regions	24,988	(1,028)	59,016
Other Products and Services	(25,358)	(43,305)	(49,219)
Total operating income (loss)	$5,014	$(43,957)	$15,677

	Successor	Predecessor
	December 31, 2020	December 31, 2019	March 31, 2020
Segment assets:
Leaf - North America	$285,500	$319,433	$266,253
Leaf - Other Regions	1,227,089	1,408,705	1,284,317
Other Products and Services	183,466	220,909	212,493
Total assets	$1,696,055	$1,949,047	$1,763,063

25. Subsequent Event

CCAA Proceeding
On January 21, 2021, Canada's Island Garden Inc. (“Figr East”), Figr Norfolk Inc. (“Figr Norfolk”) and Figr Brands, Inc. (“Figr Brands”, and together with Figr East and Figr Norfolk, the “Canadian Cannabis Subsidiaries”), which are indirect subsidiaries of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) in Ontario, Canada as Court File No. CV-21-00655373-00CL (the “CCAA Proceeding”). On January 21, 2021 (the “Order Date”), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the

Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the “Monitor”).
The Canadian Cannabis Subsidiaries collectively operate businesses for the production and sale to retailers in Canada of cannabis products under licenses issued by Health Canada. The Canadian Cannabis Subsidiaries are the only subsidiaries of the Company engaged in such business.
The order issued by the Court in the CCAA Proceeding on the Order Date included the following relief:

•approval for the Canadian Cannabis Subsidiaries to borrow under a debtor-in-possession financing facility (the “Canadian DIP Facility”);

•a stay of proceedings in respect of the Canadian Cannabis Subsidiaries, the directors and officers of the Canadian Cannabis Subsidiaries (the “Canadian Directors and Officers”) and the Monitor; and

•the granting of super priority charges against the property of the Canadian Cannabis Subsidiaries in favor of: (a) certain administrative professionals; (b) the Canadian Directors and Officers; and (c) the lender under the Canadian DIP Facility for amounts borrowed under the Canadian DIP Facility.

Pursuant to the Canadian DIP Facility, another non-U.S. subsidiary of Pyxus (the "DIP Lender") provides Figr Brands with up to Cdn.$8,000 in secured debtor-in-possession financing to permit Figr Brands, the parent entity of Figr East and Figr Norfolk, to fund the working capital needs of the Canadian Cannabis Subsidiaries in accordance with the cash flow projections approved by the Monitor and the DIP Lender, fees and expenses to be paid to the DIP Lender, professional fees and expenses incurred by the Canadian Cannabis Subsidiaries and the Monitor in respect of the CCAA Proceeding, and such other costs and expenses of the Canadian Cannabis Subsidiaries as may be agreed to by the DIP Lender. The terms of the Canadian DIP Facility include the following:
•Figr Brands may draw borrowings under the Canadian DIP Facility from time to time in an aggregate principal amount of up to Cdn.$8,000;
•Loans bear interest at a rate of 8% per annum;

•Loans under the Canadian DIP Facility are guaranteed by Figr East and Figr Norfolk;

•Loans under the Canadian DIP Facility are secured by all of the properties, assets, and undertakings of the Canadian Cannabis Subsidiaries, as may be reasonably requested by the DIP Lender;

•The Canadian DIP Facility expires on June 30, 2021, and all outstanding loans are due and payable at that time; and

•Conditions to borrowing, representations, warranties, covenants, and agreements, as well as events of default and remedies, typical for this type of facility for a company in a proceeding under the CCAA.

On January 29, 2021, the Canadian Court issued an order permitting the Canadian Cannabis Subsidiaries to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries.

Prior to the commencement of the CCAA Proceeding, the required lenders under each of the ABL Credit Agreement and the Term Loan Credit Agreement waived defaults that would otherwise arise under the ABL Credit Agreement and the Term Loan Credit Agreement, respectively, in connection with the commencement of the CCAA Proceeding and other matters related to the CCAA Proceeding and holders of a majority of the aggregate outstanding principal amount of Notes waived defaults that would otherwise arise under the Indenture as a result of the commencement of the CCAA Proceeding and other matters related to the CCAA Proceeding.

As a result of the commencement of the CCAA Proceeding and the appointment of the Monitor, the Company has determined that, in accordance with U.S. generally accepted accounting principles, the Canadian Cannabis Subsidiaries will be deconsolidated from the Company’s financial statements as of the Order Date. The Company is evaluating whether, commencing with its Form 10-K for the fiscal year ending March 31, 2021, the Canadian Cannabis Subsidiaries and industrial hemp operations are to be treated as discontinued operations in the Company’s consolidated financial statements. In connection with and contemporaneous with the commencement of the CCAA Proceeding, the Company concluded that it may incur a material non-cash charge with respect to its investments in and advances to the Canadian Cannabis Subsidiaries, which is expected to be recognized in the three months ending March 31, 2021. Due to a number of uncertainties with respect to the CCAA Proceeding, the Company is not yet able to estimate the amount or range of amounts of the non-cash charge.

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

COVID-19
We continue to monitor the impact of the COVID-19 outbreak on our Company and our workforce. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a global pandemic. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world. Our production facilities are still operating but, in some instances, at lower production levels than planned due to social distancing requirements and safety practices implemented in accordance with Company policy. We continue to monitor the measures we implemented to reduce the spread of COVID-19 and make updates and improvements, as necessary. While our supply chains and distribution channels continue to experience delays due to COVID-19, we currently have adequate supply of products to meet the near-term forecasted demand. In addition, we have experienced procedural delays during fulfillment of customer orders for leaf tobacco due to COVID-19.

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

The Company applied Financial Accounting Standards Board (“FASB”) ASC Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. For periods subsequent to the Chapter 11 filing, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined below). Our financial results for the five months ended August 31, 2020 and for the three and nine months ended December 31, 2019 are referred to as those of the “Predecessor.” Our financial results for the three and four months ended December 31, 2020 are referred to as those of the “Successor.” Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the "Fresh Start Reporting Date"). The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" for additional information.

We do not believe that reviewing the results of periods that span the Fresh Start Reporting Date in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. Management believes that operating metrics for the Successor for the four months ended December 31, 2020 when combined with those of the Predecessor for the five months ended August 31, 2020 provides a more meaningful comparison to the nine-month period ended December 31, 2019 and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the table and discussion below also present the combined results for these periods. The combined results (referenced as “Combined (Non-GAAP)” or “combined”) for the nine months ended December 31, 2020 represent the sum of the reported amounts for the Predecessor period April 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through December 31, 2020. These combined results are not considered to be prepared in accordance with U.S. GAAP. The combined operating results are presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. In the following discussion of results of operations, comparisons of combined results for the nine-month period ended December 31, 2020 are to the comparable U.S. GAAP measures for the nine-month period ended December 31, 2019.

CCAA Proceeding
On January 21, 2021, Canada's Island Garden Inc. (“Figr East”), Figr Norfolk Inc. (“Figr Norfolk”) and Figr Brands, Inc. (“Figr Brands”, and together with Figr East and Figr Norfolk, the “Canadian Cannabis Subsidiaries”), which are indirect subsidiaries of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) in Ontario, Canada as Court File No. CV-21-00655373-00CL (the “CCAA Proceeding”). On January 21, 2021, upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the “Monitor”). On January 29, 2021, the Canadian Court issued an order permitting the Canadian Cannabis Subsidiaries to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries. These and other related matters are discussed in greater detail in "Note 25. Subsequent Events" to the "Notes to the Condensed Consolidated Financial Statements" included herein.

Results of Operations

Three Months Ended December 31, 2020 and 2019
	Successor	Predecessor	Change
(in millions)	Three months ended December 31, 2020	Three months ended December 31, 2019	$	%
Sales and other operating revenues	$379.6	$363.3	$16.3	4.5
Cost of goods and services sold	317.0	308.1	8.9	2.9
Gross profit*	62.5	55.1	7.4	13.4
Selling, general, and administrative expenses	45.9	45.9	—	—
Other income (expense), net	4.7	(0.4)	5.1	1,275.0
Restructuring and asset impairment charges	7.8	0.7	7.1	1,014.3
Operating income	13.5	8.1	5.4	66.7
Interest expense	24.9	32.2	(7.3)	(22.7)
Interest income	0.1	0.4	(0.3)	(75.0)
Income tax expense (benefit)	4.5	(0.9)	5.4	600.0
Income from unconsolidated affiliates	7.6	0.3	7.3	2,433.3
Net loss attributable to noncontrolling interests	(0.1)	(0.5)	0.4	80.0
Net loss attributable to Pyxus International, Inc.*	$(8.2)	$(22.0)	$13.8	62.7

* Amounts may not equal column totals due to rounding
Sales and other operating revenues increased $16.3 million or 4.5% to $379.6 million for the three months ended December 31, 2020 from $363.3 million for the three months ended December 31, 2019. This increase was due to a 5.4% increase in leaf volume and an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces as well as the launch of the GO! cannabinoid product line. These increases were partially offset by a 1.8% decrease in leaf average sales prices. The 5.4% increase in leaf volume was driven by the timing of shipments in North America and South America and was partially offset by a decrease in volume from smaller crop sizes in Africa and shipping delays in Africa caused by the COVID-19 pandemic. The 1.8% decrease in leaf average sales prices was attributable to product mix in Africa, Asia, and Europe having a lower concentration of lamina and was partially offset by product mix having a higher concentration of lamina in North America and changes in foreign exchange rates in Europe.

Cost of goods and services sold increased $8.9 million or 2.9% to $317.0 million for the three months ended December 31, 2020 from $308.1 million for the three months ended December 31, 2019. This increase was mainly due to the increase in sales and other operating revenues.

Gross profit as a percent of sales increased to 16.5% for the three months ended December 31, 2020 from 15.2% for three months ended December 31, 2019. This increase was attributable to lower conversion costs in South America and changes in foreign exchange rates in Europe. These increases were partially offset by product mix in Africa, Asia, and Europe having a lower concentration of lamina and higher conversion costs in Africa.

Selling, general, and administrative expenses were $45.9 million for the three months ended December 31, 2020 and 2019. Selling, general, and administrative expenses for the three months ended December 31, 2020 included $3.3 million of expenses associated with our emergence from the Chapter 11 Cases. Selling, general, and administrative expenses for the three months ended December 31, 2019 included $1.9 million of costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment.

Restructuring and asset impairment charges increased $7.1 million or 1,014.3% to $7.8 million for the three months ended December 31, 2020 from $0.7 million for the three months ended December 31, 2019. This increase was attributable to employee separation and impairment charges related to restructuring of certain U.S. operations, which included the industrial hemp and CBD businesses, and the continued restructuring of certain African operations.

Interest expense decreased $7.3 million or 22.7% to $24.9 million for the three months ended December 31, 2020 from $32.2 million for the three months ended December 31, 2019. This decrease was driven by lower outstanding long-term debt balances as well as lower balances on the African seasonal lines of credit.

Leaf - North America Supplemental Information
	Successor	Predecessor	Change
(in millions, except per kilo amounts)	Three months ended December 31, 2020	Three months ended December 31, 2019	$	%
Kilos sold	7.4	7.3	0.1	1.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$46.6	$39.1	$7.5	19.2
Average price per kilo	6.30	5.36	0.94	17.5
Processing and other revenues	13.9	13.9	—	—
Total sales and other operating revenues	60.5	53.0	7.5	14.2
Tobacco cost of goods sold:
Tobacco costs	36.7	30.9	5.8	18.8
Transportation, storage, and other period costs	3.8	5.1	(1.3)	(25.5)
Derivative financial instrument and exchange losses	—	0.1	(0.1)	(100.0)
Total tobacco cost of goods sold	40.5	36.1	4.4	12.2
Average cost per kilo	5.47	4.95	0.52	10.5
Processing and other revenues cost of services sold	12.2	10.9	1.3	11.9
Total cost of goods and services sold	52.7	47.0	5.7	12.1
Gross profit	7.8	6.0	1.8	30.0
Selling, general, and administrative expenses	3.0	2.8	0.2	7.1
Other expense, net	(0.2)	(0.7)	0.5	71.4
Restructuring and asset impairment charges	0.1	(0.1)	0.2	200.0
Operating income	$4.5	$2.6	1.9	73.1

Total sales and other operating revenues increased $7.5 million or 14.2% to $60.5 million for the three months ended December 31, 2020 from $53.0 million for the three months ended December 31, 2019. This increase was primarily due to 1.4% higher volume driven by the timing of shipments and product mix having a higher concentration of lamina.

Cost of goods and services sold increased $5.7 million or 12.1% to $52.7 million for the three months ended December 31, 2020 from $47.0 million for the three months ended December 31, 2019. This increase was mainly due to the increase in sales and other operating revenues.

Gross profit as a percent of sales increased to 12.9% for the three months ended December 31, 2020 from 11.3% for the three months ended December 31, 2019. This increase was primarily due to product mix having a higher concentration of lamina.

Leaf - Other Regions Supplemental Information
	Successor	Predecessor	Change
(in millions, except per kilo amounts)	Three months ended December 31, 2020	Three months ended December 31, 2019	$	%
Kilos sold	82.1	77.6	4.5	5.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$298.4	$293.5	$4.9	1.7
Average price per kilo	3.63	3.78	(0.15)	(4.0)
Processing and other revenues	12.0	13.0	(1.0)	(7.7)
Total sales and other operating revenues	310.4	306.5	3.9	1.3
Tobacco cost of goods sold:
Tobacco costs	232.2	235.6	(3.4)	(1.4)
Transportation, storage, and other period costs	12.0	12.2	(0.2)	(1.6)
Derivative financial instrument and exchange losses (gains)	1.3	(0.8)	2.1	262.5
Total tobacco cost of goods sold	245.5	247.0	(1.5)	(0.6)
Average cost per kilo	2.99	3.18	(0.19)	(6.0)
Processing and other revenues cost of services sold	10.6	9.8	0.8	8.2
Total cost of goods and services sold	256.1	256.8	(0.7)	(0.3)
Gross profit	54.3	49.7	4.6	9.3
Selling, general, and administrative expenses	29.9	25.3	4.6	18.2
Other (expense) income, net	(0.7)	1.9	(2.6)	(136.8)
Restructuring and asset impairment charges	2.6	0.8	1.8	225.0
Operating income	$21.1	$25.5	$(4.4)	(17.3)

Total sales and other operating revenues increased $3.9 million or 1.3% to $310.4 million for the three months ended December 31, 2020 from $306.5 million for the three months ended December 31, 2019. This increase was due to a 5.8% increase in volume, partially offset by a 4.0% decrease in average sales prices. The increase in volume was driven by the timing of shipments in South America. This volume increase was partially offset by a decrease in volume from smaller crop sizes in Africa and shipping delays in Africa caused by the COVID-19 pandemic. The decrease in average sales prices was attributable to product mix in Africa, Asia, and Europe having a lower concentration of lamina and was partially offset by changes in foreign exchange rates in Europe.

Cost of goods and services sold decreased $0.7 million or 0.3% to $256.1 million for the three months ended December 31, 2020 from $256.8 million for the three months ended December 31, 2019. This decrease was mainly due to changes in foreign currency exchange rates in Europe.

Gross profit as a percent of sales increased to 17.5% for the three months ended December 31, 2020 from 16.2% for the three months ended December 31, 2019. This increase was attributable to lower conversion costs in South America and changes in foreign exchange rates in Europe. These increases were partially offset by product mix in Africa, Asia, and Europe having a lower concentration of lamina and higher conversion costs in Africa.

Selling, general, and administrative expenses increased $4.6 million or 18.2% to $29.9 million for the three months ended December 31, 2020 from $25.3 million for the three months ended December 31, 2019. Selling, general, and administrative expenses as a percent of sales increased to 9.6% for the three months ended December 31, 2020 from 8.3% for the three months ended December 31, 2019. These increases were related to higher allocations of general corporate services. These increases were partially offset by decreases in travel expenses caused by the COVID-19 pandemic and current year savings from restructuring initiatives.

Other Products and Services Supplemental Information
	Successor	Predecessor	Change
(in millions)	Three months ended December 31, 2020	Three months ended December 31, 2019	$	%
Sales and other operating revenues	$8.6	$3.7	$4.9	132.4
Cost of goods and services sold	8.2	4.3	3.9	90.7
Gross profit (loss)	0.4	(0.6)	1.0	166.7
Selling, general, and administrative expenses	13.1	17.8	(4.7)	(26.4)
Other income (expense), net	5.7	(1.6)	7.3	456.3
Restructuring and asset impairment charges	5.1	—	5.1	100.0
Operating loss	$(12.1)	$(20.0)	$7.9	39.5

Sales and other operating revenues increased $4.9 million or 132.4% to $8.6 million for the three months ended December 31, 2020 from $3.7 million for the three months ended December 31, 2019. This increase was primarily due to an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces, as well as the launch of the GO! cannabinoid product line in Canada.

Cost of goods and services sold increased $3.9 million or 90.7% to $8.2 million for the three months ended December 31, 2020 from $4.3 million for the three months ended December 31, 2019. This increase was mainly due to the increase in sales and other operating revenues.

Gross profit (loss) as a percent of sales was 4.7% for the three months ended December 31, 2020 compared to gross profit (loss) as a percent of sales of (16.2)% for the three months ended December 31, 2019. This difference was due to lower conversion costs from higher sales volume.

Selling, general, and administrative expenses decreased $4.7 million or 26.4% to $13.1 million for the three months ended December 31, 2020 from $17.8 million for the three months ended December 31, 2019. Selling, general, and administrative expenses as a percent of sales decreased to 152.3% for the three months ended December 31, 2020 from 481.1% for the three months ended December 31, 2019. These decreases were mainly due to higher expenses in the prior year for the evaluation of a partial monetization of the Company's investments in certain businesses in this segment.

Restructuring and asset impairment charges of $5.1 million for the three months ended December 31, 2020 were incurred in connection with employee separation and impairment charges related to restructuring of certain U.S. operations, which included the industrial hemp and CBD businesses.

Nine Months Ended December 31, 2020 and 2019
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Sales and other operating revenues	$497.4	$447.6	$945.0	$1,022.9
Cost of goods and services sold	424.5	402.6	827.1	867.9
Gross profit	72.9	45.0	117.9	155.1
Selling, general, and administrative expenses	61.6	87.9	149.5	142.6
Other income (expense), net	2.7	(0.5)	2.2	4.1
Restructuring and asset impairment charges	9.0	0.6	9.6	0.9
Operating income (loss)	5.0	(44.0)	(39.0)	15.7
Debt retirement expense	—	0.8	0.8	—
Interest expense	33.1	46.6	79.7	101.3
Interest income	0.2	1.4	1.6	3.0
Reorganization items	—	106.0	106.0	—
Income tax (benefit) expense	(6.1)	0.3	(5.8)	25.2
Income from unconsolidated affiliates	7.8	2.4	10.2	6.7
Net loss attributable to noncontrolling interests	(0.5)	(1.0)	(1.5)	(0.9)
Net (loss) income attributable to Pyxus International, Inc.*	$(13.5)	$19.0	$5.5	$(100.3)
* Amounts may not equal column totals due to rounding
Combined sales and other operating revenues decreased $77.9 million or 7.6% to $945.0 million for the nine months ended December 31, 2020 from $1,022.9 million for the nine months ended December 31, 2019. This decrease was due to a 2.1% decrease in leaf volume, a 6.8% decrease in leaf average selling prices, and the global impact of the COVID-19 pandemic. These decreases were partially offset by an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces, as well as the launch of the GO! cannabinoid product line in Canada. The 2.1% decrease in leaf volume was due to smaller crop sizes in Africa and the timing of shipments in Asia, Europe, and North America, partially due to the COVID-19 pandemic. This decrease was partially offset by higher volume in Asia and South America driven by the timing of shipments. The 6.8% decrease in leaf average sales prices was due to product mix in Europe and South America having a lower concentration of lamina and changes in foreign exchange rates in Europe and South America. This decrease was partially offset by product mix having a higher concentration of lamina in Africa and North America.

Combined cost of goods and services sold decreased $40.8 million or 4.7% to $827.1 million for the nine months ended December 31, 2020 from $867.9 million for the nine months ended December 31, 2019. This decrease was mainly due to the decrease in sales and other operating revenues and changes in foreign currency exchange rates in Europe and South America. This decrease was partially offset by inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Combined gross profit as a percent of sales decreased to 12.5% for the nine months ended December 31, 2020 from 15.2% for the nine months ended December 31, 2019. This decrease was mainly due to the inventory write-downs described above. This decrease was partially offset by product mix having a higher concentration of lamina in North America.

Combined selling, general, and administrative expenses increased $6.9 million or 4.8% to $149.5 million for the nine months ended December 31, 2020 from $142.6 million for the nine months ended December 31, 2019. Combined selling, general, and administrative expenses as a percent of sales increased to 15.8% for the nine months ended December 31, 2020 from 13.9% for the nine months ended December 31, 2019. These increases were driven by $21.8 million of expenses associated with our emergence from the Chapter 11 Cases. These increases were partially offset by lower travel expenses caused by the COVID-19 pandemic, current year savings from restructuring initiatives, and $13.8 million of costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment in the prior year.

Combined restructuring and asset impairment charges increased $8.7 million or 966.7% to $9.6 million for the nine months ended December 31, 2020 from $0.9 million for the nine months ended December 31, 2019. This increase was attributable to employee separation and impairment charges related to restructuring of certain U.S. operations, which included the industrial hemp and CBD businesses, and the continued restructuring of certain African operations.

Combined interest expense decreased $21.6 million or 21.3% to $79.7 million for the nine months ended December 31, 2020 from $101.3 million for the nine months ended December 31, 2019. This decrease was driven by lower outstanding long-term debt balances, as well as lower balances on the African seasonal lines of credit.

Combined reorganization items increased $106.0 million or 100% for the nine months ended December 31, 2020 and were incurred in connection with the Chapter 11 Cases.

Combined income tax expense decreased $31.0 million or 123.0% to a benefit of $5.8 million for the nine months ended December 31, 2020 from expense of $25.2 million for the nine months ended December 31, 2019. This decrease was primarily due to the change in the effective tax rate to 21.8% for the nine months ended December 31, 2020 from (30.5%) for the nine months ended December 31, 2019 and the occurrence of certain discrete items during the nine months ended December 31, 2020.

Leaf - North America Supplemental Information
(in millions, except per kilo amounts)	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Kilos sold	10.2	9.5	19.7	21.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$63.7	$51.2	$114.9	$114.5
Average price per kilo	6.25	5.39	5.83	5.30
Processing and other revenues	16.8	6.5	23.3	24.9
Total sales and other operating revenues	80.5	57.7	138.2	139.4
Tobacco cost of goods sold:
Tobacco costs	50.2	39.3	89.5	88.5
Transportation, storage, and other period costs	5.1	5.6	10.7	13.8
Derivative financial instrument and exchange (gains) losses	(0.1)	0.3	0.2	0.1
Total tobacco cost of goods sold	55.2	45.2	100.4	102.4
Average cost per kilo	5.41	4.76	5.10	4.74
Processing and other revenues cost of services sold	14.6	4.4	19.0	18.7
Total cost of goods and services sold	69.8	49.6	119.4	121.1
Gross profit	10.7	8.1	18.8	18.3
Selling, general, and administrative expenses	4.7	7.2	11.9	11.3
Other expense, net	(0.3)	(0.5)	(0.8)	(1.2)
Restructuring and asset impairment charges	0.3	—	0.3	(0.1)
Operating income	$5.4	$0.4	$5.8	$5.9

Combined total sales and other operating revenues decreased $1.2 million or 0.9% to $138.2 million for the nine months ended December 31, 2020 from $139.4 million for the nine months ended December 31, 2019. This decrease was due to a 8.8% decrease in volume attributable to timing of shipments. This decrease was partially offset by a 10.0% increase in average sales price due to product mix having a higher concentration of lamina.

Combined cost of goods and services sold decreased $1.7 million or 1.4% to $119.4 million for the nine months ended December 31, 2020 from $121.1 million for the nine months ended December 31, 2019. This decrease was mainly due to the decrease in sales and other operating revenues.

Combined gross profit as a percent of sales increased slightly to 13.6% for the nine months ended December 31, 2020 from 13.1% for the nine months ended December 31, 2019 due to a 10.0% increase in average sales price due to product mix having a higher concentration of lamina.

Leaf - Other Regions Supplemental Information
(in millions, except per kilo amounts)	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Kilos sold	107.8	102.5	210.3	213.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$387.8	$355.9	$743.7	$825.3
Average price per kilo	3.60	3.47	3.54	3.87
Processing and other revenues	19.6	24.6	44.2	42.5
Total sales and other operating revenues	407.4	380.5	787.9	867.8
Tobacco cost of goods sold:
Tobacco costs	304.8	292.0	596.8	665.6
Transportation, storage, and other period costs	17.9	16.9	34.8	37.2
Derivative financial instrument and exchange losses (gains)	1.7	(1.6)	0.1	(0.4)
Total tobacco cost of goods sold	324.4	307.3	631.7	702.4
Average cost per kilo	3.01	3.00	3.00	3.29
Processing and other revenues cost of services sold	15.9	20.0	35.9	32.5
Total cost of goods and services sold	340.3	327.3	667.6	734.9
Gross profit	67.1	53.2	120.3	132.9
Selling, general, and administrative expenses	38.3	54.5	92.8	79.1
Other (expense) income, net	(0.1)	0.8	0.7	6.2
Restructuring and asset impairment charges	3.7	0.5	4.2	1.0
Operating income (loss)	$25.0	$(1.0)	$24.0	$59.0

Combined total sales and other operating revenues decreased $79.9 million or 9.2% to $787.9 million for the nine months ended December 31, 2020 from $867.8 million for the nine months ended December 31, 2019. This decrease was due to an 8.5% decrease in average sales prices and a 1.4% decrease in volume. The decrease in average sales price was due to product mix in Europe and South America having a lower concentration of lamina and changes in foreign exchange rates in Europe and South America. This decrease was partially offset by product mix in Africa having a higher concentration of lamina. The decrease in volume was driven by smaller crop sizes in Africa and the timing of shipments in Africa and Europe, partially due to the COVID-19 pandemic. This decrease was partially offset by higher volume in Asia and South America driven by the timing of shipments.

Combined cost of goods and services sold decreased $67.3 million or 9.2% to $667.6 million for the nine months ended December 31, 2020 from $734.9 million for the nine months ended December 31, 2019. This decrease was mainly due to the decrease in sales and other operating revenues and changes in foreign currency exchange rates in Europe and South America.

Combined gross profit as a percent of sales was 15.3% for the nine months ended December 31, 2020 and 2019.

Combined selling, general, and administrative expenses increased $13.7 million or 17.3% to $92.8 million for the nine months ended December 31, 2020 from $79.1 million for the nine months ended December 31, 2019. Combined selling, general, and administrative expenses as a percent of sales increased to 11.8% for the nine months ended December 31, 2020 from 9.1% for the nine months ended December 31, 2019. These increases were related to the decrease in sales and other operating revenues and higher allocations of general corporate services. These increases were partially offset by lower travel expenses caused by the COVID-19 pandemic and current year savings from restructuring initiatives.

Other Products and Services Supplemental Information
(in millions, except per kilo amounts)	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Sales and other operating revenues	$9.5	$9.4	$18.9	$15.7
Cost of goods and services sold	14.5	25.7	40.2	11.8
Gross (loss) profit	(5.0)	(16.3)	(21.3)	3.9
Selling, general, and administrative expenses	18.6	26.2	44.8	52.2
Other income (expense), net	3.3	(0.8)	2.5	(0.9)
Restructuring and asset impairment charges	5.1	—	5.1	—
Operating loss	$(25.4)	$(43.3)	$(68.7)	$(49.2)

Combined sales and other operating revenues increased $3.2 million or 20.4% to $18.9 million for the nine months ended December 31, 2020 from $15.7 million for the nine months ended December 31, 2019. This increase was primarily due to an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces as well as the launch of the GO! cannabinoid product line in Canada. This increase was partially offset by a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns, and the global impact of the COVID-19 pandemic.

Combined cost of goods and services sold increased $28.4 million or 240.7% to $40.2 million for the nine months ended December 31, 2020 from $11.8 million for the nine months ended December 31, 2019. This increase was mainly due to inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.

Combined gross (loss) profit as a percent of sales decreased to (112.7)% for the nine months ended December 31, 2020 from 24.8% for the nine months ended December 31, 2019. This decrease was mainly due to the inventory write-downs described above.

Combined selling, general, and administrative expenses decreased $7.4 million or 14.2% to $44.8 million for the nine months ended December 31, 2020 from $52.2 million for the nine months ended December 31, 2019. Combined selling, general, and administrative expenses as a percent of sales decreased to 237.0% for the nine months ended December 31, 2020 from 332.5% for the nine months ended December 31, 2019. These decreases were mainly due to higher expenses in the prior year for the evaluation of a partial monetization of the Company's investments in certain businesses.

Restructuring and asset impairment charges of $5.1 million for the nine months ended December 31, 2020 were incurred in connection with employee separation and impairment charges related to restructuring of certain U.S. operations, which included the industrial hemp and CBD businesses.

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
•Claims with respect to the $60.0 million ABL in existence at the Petition Date were repaid in full during the pendency of the Chapter 11 Cases with proceeds from borrowings under the DIP Facility, and at the Effective Date the Company entered into the ABL Credit Agreement providing a new $75.0 million ABL Credit Facility that is due on February 24, 2023, with $67.5 million of borrowings thereunder outstanding as of December 31, 2020.

•The Company’s $255.0 million African seasonal line of credit with TDB was amended and restated, which resulted in an increase in the line of credit with TDB to $285.0 million.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. Additionally, our liquidity requirements are affected by branding, marketing, and advertising expenses to support growth of the Other Products and Services segment, legal and professional costs, and funding obligations under the Canadian DIP Facility during the pendency of the CCAA Proceeding. Although we believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months, we anticipate periods during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.
As of December 31, 2020, shipping of the Africa and South America crops continues with South America beginning to buy the next crop in January. The North America flue-cured crop and Asia are completing processing with Europe beginning to buy and process the next crop.

Working Capital
The following is a summary of items from the condensed consolidated balance sheets:

	Successor	Predecessor
(in millions except for current ratio)	December 31, 2020	December 31, 2019	March 31, 2020
Cash and cash equivalents	$123.2	$72.2	$170.2
Trade and other receivables, net	194.0	192.7	239.7
Inventories and advances to tobacco suppliers	833.6	933.4	768.9
Total current assets	1,217.9	1,254.0	1,232.4
Notes payable to banks	433.6	580.3	540.2
Accounts payable	51.9	61.1	67.1
Advances from customers	24.9	19.2	18.8
Total current liabilities	626.2	804.9	789.1
Current ratio	1.9 to 1	1.6 to 1	1.6 to 1
Working capital	591.7	449.1	443.3
Long-term debt	551.9	902.5	904.3
Stockholders’ equity attributable to Pyxus International, Inc.	376.2	85.5	(78.0)

Working capital increased to $591.7 million at December 31, 2020 from $449.1 million at December 31, 2019 primarily due to lower balances on the African seasonal lines of credit resulting from cash payments and shorter crops resulting in decreased inventory purchases.

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

The following summarizes our sources and uses of our cash flows:

	Successor	Predecessor
(in millions)	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2019
Operating activities	$(25.5)	$(182.1)	$(387.2)
Investing activities	38.1	61.7	119.6
Financing activities	(2.9)	63.7	150.0
Effect of exchange rate changes on cash	(0.4)	1.6	(5.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	9.4	(55.1)	(122.8)
Cash and cash equivalents at beginning of period	93.1	170.2	192.0
Restricted cash at beginning of period	24.8	2.9	5.8
Cash, cash equivalents, and restricted cash at end of period*	$127.3	$118.0	$75.0

* Amounts may not equal column totals due to rounding

Net cash used by operating activities decreased on a combined basis for the four months ended December 31, 2020 and the five months ended August 31, 2020 compared to the nine months ended December 31, 2019, primarily due to (excluding non-cash activities) decreased inventory driven by smaller crop sizes in Africa and currency devaluation in Europe and South America.

Net cash provided by investing activities decreased on a combined basis for the four months ended December 31, 2020 and the five months ended August 31, 2020 compared to the nine months ended December 31, 2019 primarily due to lower collections on beneficial interests on securitized trade receivables driven by lower tobacco sales and lower qualifying receivables available for sale into the securitization facilities.

Net cash provided by financing activities decreased on a combined basis for the four months ended December 31, 2020 and the five months ended August 31, 2020 compared to the nine months ended December 31, 2019 primarily due to lower net proceeds resulting from higher repayments of short-term borrowings and the repayment of the ABL facility in place at the Petition Date, partially offset by proceeds from the DIP Facility and borrowings under the ABL Credit Facility.

Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Approximately $75.4 million of our outstanding cash balance at December 31, 2020 was held in foreign jurisdictions, which includes approximately $2.9 million held by our legal Canadian cannabis businesses. As a result of our cash needs abroad and legal restrictions with respect to repatriation of the proceeds from operations of our Canadian cannabis subsidiaries, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that the cost of repatriation would not have a material financial impact.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt securities described above, advances from customers, and cash from operations when available. Refer to "Note 15. Debt Arrangements" for summary of our short-term and long-term debt.

The Company’s subsidiary in Tanzania failed to satisfy a loan-to-value ratio requirement in November and December of 2020 under the TDB Facility Agreement. The failure to satisfy this requirement would have permitted TDB to declare an event of default with respect to the Tanzania subsidiary’s borrowings under its credit facility under the TDB Facility Agreement and demand immediate repayment of that subsidiary’s borrowings, which were approximately $50.4 million at December 31, 2020. TDB entered into a First Amendment and Waiver Letter to the TDB Facility Agreement dated December 30, 2020 (the “TDB Waiver”) in which TDB waived the defaults arising from the Tanzania subsidiary’s failure to comply with this ratio in November and December 2020 and adjusted the required loan-to-value ratio for the Tanzania subsidiary for each month thereafter through June 2021. The existence of these defaults by the Tanzania subsidiary under the TDB Facility Agreement (the “Tanzania Default”) resulted in defaults and events of default arising under the ABL Credit Facility and the Term Loan Credit Facility, which would have permitted the respective lenders thereunder to demand immediate repayment of all amounts outstanding under the respective facility. In December 2020, the required lenders under each of the ABL Credit Facility and the

Term Loan Credit Facility entered into agreements with the Company waiving the defaults and events of default arising under the respective facility as a result of the Tanzania Default.

We will continue to monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. Available credit as of December 31, 2020 was $305.5 million primarily comprised of $293.9 million of foreign seasonal lines of credit (of which $130.0 million of availability under the TDB Facility Agreement includes limits for borrowings for jurisdictions to fund the purchase of tobacco in that jurisdiction), $7.5 million from the ABL Credit Facility, and $3.7 million of availability for letters of credit. We believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months.

No cash dividends were paid to shareholders during the three months ended December 31, 2020. The payment of dividends is restricted under the terms the ABL Credit Agreement, the Term Loan Credit Agreement, and the Indenture.

Zimbabwe Currency Considerations
The Company often holds Zimbabwe RTGS Dollars necessary for operations within Zimbabwe. RTGS is a local currency equivalent that, as of December 31, 2020, was exchanged at a government specified rate of 82:1 with the U.S. Dollar ("USD"). In order to convert Zimbabwe RTGS Dollars to U.S. Dollars, we must obtain foreign currency resources from the Reserve Bank of Zimbabwe, subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control our Zimbabwe subsidiary, Mashonaland Tobacco Company ("MTC"). As of December 31, 2020, MTC has $43.1 million of net assets.

Critical Accounting Estimates
As of the date of this report, there are no material changes to the critical accounting estimates previously disclosed in Part I, Item 7 "Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except for the following:

Application of Fresh Start Reporting
We applied FASB ASC 852 in preparing the condensed consolidated financial statements. For periods subsequent to the Chapter 11 filing, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. We elected to apply fresh start reporting using a convenience date of August 31, 2020. We evaluated and concluded that the events between August 24, 2020 and August 31, 2020 were not material to our financial reporting on both a quantitative or qualitative basis. In accordance with ASC 852 and the application of fresh start accounting, we allocated our reorganization value to our individual assets based on our estimated fair values in conformity with ASC 805, Business Combinations. The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. Refer to “Note 4. Fresh Start Reporting” for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2020. For a discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 of Old Holdco, Inc. filed on August 24, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2020.

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

During the third quarter of 2020, we established additional controls over the monitoring of compliance with financial covenants included in the TDB Facility Agreement. Except for these additional monitoring controls, there were no changes that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Refer to "Note 21. Contingencies and Other Information" and "Note 25. Subsequent Events" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

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
We have a significant amount of indebtedness and debt service obligations. As of December 31, 2020, we had approximately $985.6 million in aggregate principal amount of indebtedness.

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

We may not be able to refinance or renew our indebtedness, including the ABL Credit Facility, the Term Loans, the Notes, or indebtedness under the TDB Facility Agreement, other seasonal credit lines, or other credit facilities, which may have a material adverse effect on our financial condition.
We may not be able to renew or refinance our indebtedness, including the ABL Credit Facility, the Term Loans, the Notes, or indebtedness under the TDB Facility Agreement, other seasonal credit lines, or other credit facilities, on substantially similar terms, or at all. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall lending and capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay certain of our indebtedness, which may result in a default under other indebtedness. Failure to refinance or renew any material indebtedness would have a material adverse effect on our financial condition.

We may not be able to satisfy the covenants included in our financing arrangements, which could result in the default of our outstanding debt obligations.
The agreement governing the ABL Credit Facility includes certain restrictive covenants and a springing covenant requiring that our fixed charge coverage ratio be no less than 1.00 to 1.00 during any Dominion Period. Certain agreements governing our seasonal credit facilities, including the TDB Agreement, include financial and restrictive covenants applicable to the subsidiaries that borrow thereunder and in certain cases with respect to Pyxus. The agreements governing our other indebtedness, including the Term Loan Credit Agreement and the Indenture, also include restrictive covenants. These covenants limit our ability to, among other things:

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

Our failure to comply with certain of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness. In the past, we sought and obtained waivers and amendments under our then-existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants, including recent waivers with respect to financial covenants included in the TDB Facility Agreement. We also paid significant fees to obtain these waivers and consents. You should consider this in evaluating our ability to comply with financial and restrictive covenants in our debt instruments and the financial costs of our ability to do so. We cannot assure you that we will be able to maintain compliance with, or obtain waivers and amendments related to, financial or restrictive covenants in the future.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future to the extent permitted under the ABL Credit Agreement, the Term Loan Credit Agreement and the Indenture. As of December 31, 2020, $305.5 million was available for borrowing under our short and long-term credit facilities. If new debt is added to our current debt levels, the risks discussed above could intensify.

Risks Related to Our Liquidity

Unanticipated developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. Additionally, our liquidity requirements are affected by legal and professional costs and costs to support the Other Products and Services segment, including funding the Canadian DIP Facility during the pendency of the CCAA Proceeding. We anticipate periods in the next twelve months during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may continue to undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

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
Our corporate business strategy is subject to continued development and evaluation by our management and Board of Directors. In connection with the effectiveness of the Plan in the Chapter 11 Cases, the Company’s Board of Directors was reconstituted, with six of the seven members of the Board of Directors having joined the Board of Directors at or after the August 24, 2020 effective date of the Plan. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors of Old Pyxus at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans. The Board of Directors, as reconstituted, has determined to change our business strategy to exit our industrial hemp and Canadian cannabis businesses. The Board of Directors may further determine, from time to time, to implement additional changes in our business strategy, which could affect the scope of our operations, including the countries in which we continue to operate and the business lines that we continue to pursue. Such changes could result in our incurring restructuring charges or the impairment of assets that could materially adversely impact our results of operations.

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

Due to the scope of our operations, including emerging markets, and our sale to customers around the world, the impact of the COVID-19 pandemic on our operations and the demand for our products may not coincide with impacts experienced in the United States in the event that the impacts in the United States improve over time due to increased vaccinations or improved medical treatments. Accordingly, to the extent that the impact of the COVID-19 pandemic in the United States may improve over time, results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world.

Risks Relating to Our Leaf Tobacco Operations

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

Risks Related to Our E-liquids Businesses

The results of operations and financial position of our e-liquids businesses may differ materially from the expectations of the Company's management.
Due to numerous uncertainties, the results of operations, and financial position of our e-liquids businesses may differ materially from the expectations of the Company’s management. The process for estimating the revenue, net income, and cash flow of these businesses requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the financial condition or results of operations of these businesses.

As the markets in which our e-liquids businesses compete continue to develop, competition from market participants may have a negative impact on their business and prospects.
The markets in which our e-liquids businesses compete are competitive and are expected to become increasingly competitive. Certain of these competitors have significantly greater financial, production, marketing, research & development, technical, and human resources than we do. The commercial opportunity for these businesses could be reduced or eliminated if their competitors produce and commercialize products that, among other things, are safer, more effective, more convenient or less expensive, have greater sales, marketing, and distribution support, enjoy enhanced timing of market introduction and perceived advantages of better quality and receive more favorable publicity. As a result, these competitors may be more successful in gaining market penetration and market share. If our e-liquids businesses do not achieve an adequate level of acceptance in their respective markets, they may not generate sufficient revenue from their products, and their businesses may not be profitable.

To remain competitive while complying with regulatory requirements, our e-liquids businesses will require continued significant investment in regulatory compliance, research and development, marketing, sales, and customer support. These businesses may not have sufficient resources to maintain research and development, marketing, sales and customer support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of operations of the Company.

Changing consumer preferences may adversely affect consumer retention and results of operations.
As a result of changing consumer preferences, many novel products attain financial success for a limited period of time. Even if certain of our e-liquids products find retail success, we cannot assure you that any of these products will continue to see extended financial success. The success of our e-liquids businesses will be significantly dependent upon their ability to develop new and improved product lines and to adapt to consumer preferences. Even if we are successful in introducing new products or developing current products, a failure to gain consumer acceptance or to update products with compelling content could cause a decline in popularity of these products that could reduce revenues and harm the Company's e-liquids brands, business, financial condition, and results of operations.

Consumer perception and reputational risk may negatively affect the new business lines.
The respective markets for the products of our e-liquids businesses are highly dependent upon consumer perception regarding the safety, efficacy and quality of their products. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of these products. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the these markets or any particular product, or consistent with currently held views. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the respective industries and demand for the products of our e-liquids businesses, which could affect their businesses, results of operations and cash flows. This dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on our e-liquids businesses and their respective business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of the vaping industry in general, or associating the consumption of these types of products with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products legally, appropriately, or as directed. Any litigation that might affect consumer perception regarding the products of our e-liquids businesses could take the form of class proceedings or individual proceedings.

There have been a number of highly publicized cases involving lung and other illness and deaths that appear to be related to vaporizer devices or products used in such devices. For example, in February 2020, the U.S. Centers for Disease Control (the “CDC”) reported that federal and state agencies were investigating an outbreak of over 2,807 lung injury cases involving patients from all 50 states and one U.S. territory, including 68 confirmed deaths. As a result of the outbreak or future developments related to potential health risks associated with vaping, governments and private sector parties initiated actions aimed at reducing the incidence of vaping and/or seeking to hold manufacturers of nicotine e-liquids, and other vaping products, responsible for the adverse health effects associated with the use of vaping products. As there has been a limited period of time to study the long-term effects of vaporizer use, there is limited data on the safety and health effects. If scientific or medical research ultimately determines that use of vaporizer devices poses a significant risk to health or safety, the demand for vaporizer products may decrease, and regulation of these products could become significantly more restricted. Certain states and local governments have already implemented regulations that prohibit the sale of vaporizers, the sale of flavored products (including nicotine, non-nicotine, e-liquid, e-cigarette and other vaping products) or have implemented additional restrictions on the composition of the product. Additional states and localities may implement similar restrictions and the regulations may become more restrictive at the federal level. Additional or more restrictive regulatory changes may have a material adverse effect on the Company's business, financial condition and results of operations.

Actions by the U.S. Food and Drug Administration (the “FDA”) and other federal, state, or local governments or agencies may impact consumers’ acceptance of or access to nicotine e-liquids, and other vaping products (for example, through product standards related to flavored products promulgated by the FDA), limit consumers’ choices, delay or prevent the launch of new or modified products or products with claims of reduced risk, require the recall or other removal of products from the marketplace (for example, as a result of product contamination or regulations that ban certain flavors or ingredients), restrict communications to consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling, or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any one or more of these actions may have a material adverse impact on the Company's business, financial condition, and results of operations.

Restrictions on our ability to ship e-liquids products to consumers from on-line sales, including recently enacted prohibitions with respect to shipments through on the U.S. Postal Service, could materially adversely affect our e-liquids businesses.
Provisions included in the Consolidated Appropriations Act, 2021, the omnibus appropriations and COVID-19 stimulus bill signed by the President on December 27, 2020 (the “2021 Appropriations Act”), require the United States Postal Service to issue regulations within 120 days after enactment prohibiting the mailing of e-cigarettes and other vaping devices, as well as nicotine e-liquids products. It has generally been reported that other private delivery services, such as FedEx, are considering voluntarily implementing similar prohibitions on the use of their services for the delivery of e-cigarettes and other vaping devices, as well as nicotine e-liquids products. A substantial portion of our e-liquids products are sold to consumers through online orders. Accordingly, our nicotine e-liquids businesses will be materially adversely effected if such prohibitions and other restrictions preclude our ability to effect shipment of e-liquids products to consumers through reliable and efficient delivery services.

Other provisions of the 2021 Appropriations Act significantly increase the federal regulation of the online sale of our nicotine e-liquids products, which may increase our costs and affect the competitiveness of our products as compared to those sold by local retailers, and violations of these regulations could expose us to significant penalties.
Provisions of the 2021 Appropriations Act subject e-cigarettes and other vaping devices, as well as nicotine e-liquids products, to the provisions of the Prevent All Cigarette Trafficking Act of 2009 (the “PACT Act”), which imposes stringent rules on online sellers. Under the PACT Act, online retailers are required to (i) register with the U.S. Attorney General, (ii) verify the age of customers using a commercially available database, (iii) use private shipping services that collect an adult signature at the point of delivery, (iv) if selling in states that tax vaping products, register with the federal government and with the tobacco tax administrators of the states, (v) collect all applicable local and state taxes, and affix any required tax stamps to the products sold, (vi) send each taxing state’s tax administrator a list of all transactions with customers in their state, including the names and addresses of each customer sold to, and the quantities and type of each product sold and (vii) maintain records for five years of any delivery interrupted because the carrier or delivery service determines or has reason to believe that the person ordering the delivery is in violation of the PACT Act. Sellers who do not register or do not comply with the shipping and reporting rules of the PACT Act are subject to civil and criminal penalties, including up to three years in prison. Accordingly, compliance with the requirements of the PACT Act may significantly increase the costs of our nicotine e-liquids online businesses, increasing the prices of our online products and making them less attractive to consumers as compared to products sold at local retailers. In addition, failure to comply with the PACT Act could expose us to significant penalties that could materially adversely affect our nicotine e-liquids businesses and our financial condition and results of operations.

There are limited long-term data with respect to the efficacy and side effects of the nicotine e-liquids products, and future studies may lead to conclusions that dispute or conflict with the Company's understanding and belief regarding the benefits, viability, safety, efficacy, dosing and social acceptance of such products.
In particular, the rapid development of nicotine e-liquids and other vaping products has not provided sufficient time for the medical profession to study the long-term health effects of using such products. Therefore, it is uncertain as to whether or not nicotine e-liquids and other vaping products are safe for their intended use. If the medical profession were to determine that using nicotine e-liquids and other vaping products posed a significant threat to long-term human health, consumption could decline rapidly and we may be forced to modify our e-liquids and other vaping products. Such an outcome may have a material adverse effect on the Company's financial condition, and results of operations. In addition, these products could have unexpected side effects, the discovery of which could materially and adversely affect the Company's business, financial condition, and results of operations.

Our e-liquids businesses face inherent risk of exposure to product liability claims, regulatory action, and litigation if their products are alleged to have caused significant loss, injury, or death.
As manufacturers and distributors of products which are ingested or otherwise consumed by humans, our e-liquids businesses face the risk of exposure to product liability claims, regulatory action and litigation (including class proceedings and individual proceedings) if their products are alleged to have caused loss, injury or death. They may be subject to these types of claims due to allegations that their products caused or contributed to injury, illness or death, made false, misleading or impermissible claims, failed to include adequate labelling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of our e-liquids products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our e-liquids businesses may in the future have to recall certain of their products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against these businesses could result in increased costs and could adversely affect their reputation and goodwill with their consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company becoming subject to significant liabilities that are uninsured and also could adversely affect commercial arrangements between our e-liquids businesses and third parties.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of nicotine e-liquids and other vaping products, and others involved in the vaping industry, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls or other product-related issues. The United States has highly active plaintiffs’ bar. Recent years have seen an increasing number of purported class action lawsuits in the United States against manufacturers and distributors of nicotine e-liquids and other vaping products. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes and sells, and its business environment.

The Company could incur unexpected expenses due to product recalls and any legal proceedings that may arise in connection with product recalls.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company's products, including our e-liquids businesses, are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant attention from management. Although the Company has detailed procedures in place for testing its products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by the Company were subject to recall, the image and reputation of that product and the Company as a whole could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Company's products and could have a material adverse effect on the results of operations, financial condition and reputation of the Company.

Additionally, product recalls may lead to increased scrutiny of the Company's operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Risks Relating to the CCAA Proceedings

Sales contemplated in the CCAA Proceeding may not occur within time periods or at price levels that we would anticipate, in the event that sales or other recoveries do not occur we may be unable to recover finds advanced to the Canadian Cannabis Subsidiaries under the Canadian DIP Facility and Pyxus may be liable under its guarantees of obligations of the Canadian Cannabis Subsidiaries to the extent that those obligations are not fully satisfied by the Canadian Cannabis Subsidiaries in the CCAA Proceeding.
In the CCAA Proceeding, the Canadian Cannabis Subsidiaries have received approval permitting them to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries. Any such sale of investment transactions may not occur within the time periods anticipated by the Canadian Cannabis Subsidiaries or at all, and if they completed they may not generate sufficient net proceeds to fund repayment in full of aggregate borrowings owed under the Canadian DIP Facility. In addition, Pyxus has guaranteed certain obligations of the Canadian Cannabis Subsidiaries, including office lease obligations and severance that may be owed to certain executives of the Canadian Cannabis Subsidiaries. To the extent that such obligations are not satisfied by the Canadian Cannabis Subsidiaries, Pyxus may have liability under such guarantees. In addition, the Canadian Cannabis Subsidiaries may be unable to develop a plan approved by the Canadian Court in the CCAA Proceeding and the development and approval of any plan is subject to numerous, unanticipated potential delays. To the extent that consummation of a plan in the CCAA Proceeding is delayed, borrowings of the Canadian Cannabis Subsidiaries under the Canadian DIP Facility may be greater than anticipated and exacerbate concerns with respect to our maintenance of necessary liquidity.

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

Item 6. Exhibits

2.01
Order dated August 21, 2020 of the U.S. Bankruptcy Court for the District of Delaware Approving the Adequacy of the Disclosure Statement and the Prepetition Solicitation Procedures and Confirming the Amended Joint Prepackaged Plan of Reorganization in Case No. 20-11570 (LSS), In re: Pyxus International, Inc. et al., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

2.02
Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus International, Inc. and Its Affiliated Debtors dated August 13, 2020, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

10.01
Form of Indemnification Agreement entered into by Pyxus International, Inc. on November 18, 2020 with each of Robert George, Carl Hausmann, Cynthia Moehring, J. Pieter Sikkel and Richard Topping (filed herewith)

10.02
First Amendment and Waiver Letter dated as of December 30, 2020 between Eastern and Southern African Trade and Development Bank, as Agent, and Pyxus International, Inc., as Obligors’ Agent (filed herewith)

10.03	Pyxus International, Inc. 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on November 20, 2020 (File No. 001-13684)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: February 9, 2021	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Controller
(Principal Accounting Officer)