Form 10-K
period 2021-03-31
PYXUS INTERNATIONAL, INC.
filed 2021-06-29
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2021

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
Non-accelerated filer    ☒
Accelerated filer   ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $57.9 million based on the closing price of the common stock as reported on the OTC Pink Marketplace.

As of May 31, 2021, there were 24,999,947 shares of common stock outstanding (no par value).

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders (to be held August 19, 2021) of the registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

This Annual Report on Form 10-K (this "Annual Report") is being filed by Pyxus International, Inc. (the “Company,” “Pyxus,” “we,” or “us”). The Company is the successor issuer to Old Holdco, Inc. (“Old Pyxus”) and was incorporated as a Virginia corporation in August 2020 to facilitate the Restructuring described below. The terms the “Company,” “Pyxus,” “we,” or “us” when used with respect to periods commencing prior to the effectiveness of the Plan (as defined below), refer to Old Pyxus, unless the context would indicate otherwise. As the context requires, the “Company,” “Pyxus,” “we” and “us” also includes the consolidated subsidiaries of Pyxus International, Inc.

On June 15, 2020 (the "Petition Date"), Old Pyxus (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Other than our Chief Executive Officer, our Board of Directors does not include any of the individuals who served as directors of Old Pyxus at the time the Chapter 11 Cases were commenced or at the effectiveness of the Plan. These and other related matters are discussed in greater detail in "Note 3. Emergence from Voluntary Reorganization under Chapter 11" to the "Notes to Consolidated Financial Statements," which is incorporated herein by reference. Cross references included in this Annual Report to “Notes to Consolidated Financial Statements” are to the "Notes to Consolidated Financial Statements" included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Company Overview
Pyxus provides responsibly produced, independently verified, and traceable agricultural products, ingredients and services to businesses and customers. Headquartered in the Research Triangle Park region of North Carolina, we contract with growers across five continents to help them produce sustainable, compliant crops.

Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Our core leaf tobacco operations continued to account for almost all of our revenues for the fiscal year ended March 31, 2021.

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

Beginning in 2017, we undertook a strategic process designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification strategy focused on products that were value-added, required some degree of processing and offered a higher margin potential than our core tobacco leaf business. In support of this strategy, the Company made the following investments:

E-liquids
•On April 2, 2018, we purchased a 51% interest in Humble Juice, LLC ("Humble Juice"), a manufacturer and distributor of flavored e-liquids. Humble Juice is a consolidated subsidiary of the Company.
•On August 21, 2017, the Company completed a purchase of a 40% interest in Nicotine River, LLC ("Nicotine River"), a manufacturer, retailer and wholesale supplier of compounds used for e-liquid production, and on August 14, 2020, the Company exchanged its 40.0% ownership interest in Nicotine River for an additional 14.3% interest in Humble Juice, increasing the Company's ownership interest in Humble to 65.3%.

Industrial hemp/CBD
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

Legal cannabis in Canada
•On January 25, 2018, a wholly owned Canadian subsidiary of the Company acquired a 75% equity position in Canada’s Island Garden Inc. (“Figr East”). Figr East is fully licensed to produce and sell medicinal and adult-use cannabis in most of the provinces in the Canadian market. We acquired an additional 18% and 1.2% equity interest in Figr East on March 22, 2019 and October 15, 2019, respectively, increasing the ownership percentage to 94.2%.
•On January 29, 2018, a wholly owned Canadian subsidiary of the Company acquired an 80% equity position in Figr Norfolk Inc. ("Figr Norfolk" and, together with Figr East "Figr"), formerly known as Goldleaf Pharm Inc., which is fully licensed to produce and sell medicinal and adult-use cannabis in most of the provinces in the Canadian market.

Following the effectiveness of the Plan and the election of additional members of our Board of Directors in October 2020, our Board of Directors determined to exit the industrial hemp, CBD and Canadian cannabis businesses in light of the Company’s limited capital resources and the continuing capital requirements to develop and expand these early-stage businesses. In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products, by Criticality. Criticality’s CBD extraction facility has ceased operations.

On January 21, 2021, Figr Norfolk Inc. (“Figr Norfolk”) and Figr Brands, Inc. (“Figr Brands”), which are indirect subsidiaries of the Company, and Canada’s Island Garden Inc. (“Figr East,” and together with Figr Norfolk and Figr Brands, the “Canadian Cannabis Subsidiaries”), which, prior to its sale on June 28, 2021 was an indirect subsidiary of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) in Ontario, Canada as Court File No. CV-21-00655373-00CL (the “CCAA Proceeding”). On January 21, 2021 (the “Order Date”), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the “Monitor”). On January 29, 2021, the Canadian Court issued an order permitting the Canadian Cannabis Subsidiaries to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries. The Canadian Court also approved a debtor-in-possession financing facility (the "Canadian DIP Facility") provided to Figr Brands by another non-U.S. subsidiary of Pyxus (the "DIP Lender") in an initial amount of up to Cdn.$8.0 million, which following approval by the Canadian Court was increased to Cdn.$16.0 million, to fund the working capital needs of the Canadian Cannabis Subsidiaries.

On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for an estimated purchase price of Cdn.$5.0 million. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement is subject to approval of the buyers by Health Canada and the satisfaction of certain other conditions.

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an estimated aggregate purchase price of Cdn.$24.8 million. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The consummation of the sale of Figr East and certain intangible assets of Figr Brands occurred on June 28, 2021.

The amount of recovery that the Company may receive from the sale of the assets of Figr Norfolk, the sale of the outstanding equity of Figr East, and the sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the

Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries. These and other related matters are discussed in greater detail in “Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries” and “Note 30. Subsequent Events” to the “Notes to Consolidated Financial Statements”.

As of March 31, 2021, we owned a 50% noncontrolling interest in Purilum, LLC ("Purilum"), a U.S. company that develops, produces, and sells consumable e-liquids and e-liquid components to manufacturers and distributors of vapable products. During the periods reported in the financial statements included in this Annual Report on Form 10-K, the results of Purilum, and for periods during which we owned a non-controlling interest in Criticality and Nicotine River, the respective results of those businesses, are not consolidated in our financial results reported in this Annual Report on Form 10-K and we accounted for our respective interests in these businesses during those periods under the equity method of accounting. Accordingly, our interest in their financial results for those periods, along with our interests in the financial results of several unconsolidated joint ventures with leaf tobacco operations, are reflected as “Income from unconsolidated affiliates, net” in our Consolidated Statement of Operations. As a result of the commencement of the CCAA Proceeding and the appointment of the Monitor, and in accordance with U.S. generally accepted accounting principles, the Canadian Cannabis Subsidiaries have been deconsolidated from the Company’s financial statements as of the Order Date.

As a result of the deconsolidation of the Canadian Cannabis Subsidiaries, as of March 31, 2021, our consolidated operations are managed and reported in nine operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. The Other Products and Services segment includes Global Specialty Products ("GSP") - E-liquids, GSP - Hemp, GSP - Other, and Value-Added Agriculture Products. The Other Products and Services segment included, for periods prior to the Order Date, the Canadian Cannabis Subsidiaries, which comprised an operating segment within the reportable segment.

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

We purchase tobacco in more than 32 countries and ship to approximately 90 countries. We primarily purchase tobacco directly from suppliers. In those instances, we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.

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

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content, and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. Accordingly, we have located our production facilities in proximity to our principal sources of tobacco. We process tobacco in Company-owned and third-party facilities around the world, including Argentina, Brazil, China, Guatemala, India, Indonesia, Jordan, Macedonia, Malawi, Tanzania, Thailand, Turkey, Uganda, United States, and Zimbabwe. These facilities encompass all leading export locations of flue-cured, burley, and oriental tobaccos. After processing, whole leaves, bundles, strips or stems and scrap where applicable are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

During the seven months ended March 31, 2021, the five months ended August 31, 2020, and the fiscal years ended March 31, 2020 and 2019, approximately 16%, 13%, 15%, and 17%, respectively, of our purchases of leaf tobacco were from the Leaf - North America operating segment and approximately 84%, 87%, 85%, and 83%, respectively, were from the Leaf - Other Regions operating segment. Within the Leaf - Other Regions operating segment, approximately 60%, 68%, 67%, and 67% of our total purchases for the seven months ended March 31, 2021, five months ended August 31, 2020, and the fiscal years ended March 31, 2020 and 2019, respectively, were from Brazil, China, Turkey, and the Africa Region. We have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. Refer to “Note 29. Segment Information” to the "Notes to Consolidated Financial Statements" for additional information regarding customers, and their respective affiliates, that account for more than 10% of our annual revenues. Pyxus delivered approximately 35% and 41% of its tobacco sales to customers in Europe and approximately 16% and 13% to customers in the United States for the seven months ended March 31, 2021 and the five months ended August 31, 2020, respectively. The remaining sales of leaf tobacco are to customers located in Asia, Africa, and other geographic regions of the world.

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

Regulation
See Item 1A. “Risk Factors” for a discussion of applicable government regulation of leaf tobacco.

E-liquids
The Company conducts an e-liquids business primarily through its majority-owned, consolidated subsidiary, Humble Juice, and an investment in Purilum, an unconsolidated joint venture. Humble Juice sells branded, flavored e-liquids (that is, the liquid containing tobacco-derived nicotine used in vaporizers, electronic cigarettes, and other vaping hardware and accessories) to retailers for sale to consumers and directly to consumers. Humble Juice has historically offered consumers flavored e-liquid products under the Humble Juice Co. brand name through its website. Humble Juice operates out of a facility in Thousand Oaks, California.

Purilum offers flavor formulation and development for vaping products, including e-liquids. In addition to creating original flavors for manufacturers, Purilum replicates formulations and flavors, matching brand requirements. In addition, Purilum develops and manufactures vaping products, including vapable oils and nicotine salts, for sale to consumers through retailers, as well as for business-to-business commerce.

Competition
The market for the e-liquid products is highly competitive and subject to rapid change and regulatory requirements. While historically the e-liquids niche of the vaping industry had low barriers to entry, recent regulatory requirements in the U.S. have created regulatory hurdles and authorizations for new entrants to those markets. The e-liquids market is highly fragmented, and many of the competitors of each of Humble Juice and Purilum have significantly greater resources than it does. Each of Humble Juice and Purilum competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, and price.

Regulation
The FDA has authority to regulate e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients (e.g., nicotine) as "tobacco products" under the federal Food, Drug and Cosmetic Act (the "Food, Drug and Cosmetic Act"), as amended by Family Smoking Prevention and Tobacco Control Act of 2009 (the "Tobacco Control Act"). Via the issuance of the "Deeming Regulation" that became effective on August 8, 2016, the FDA began regulating e-liquids, e-cigarettes, and other vaping products that qualify as "tobacco products" under the Food, Drug and Cosmetic Act's requirements added by the Tobacco Control Act. The Deeming Regulations extended the FDA's "tobacco products" authorities to apply to most previously unregulated products that meet the statutory definition of "tobacco product," including e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients ("Deemed Tobacco Products"). Beginning August 8, 2016, Deemed Tobacco Products became subject to all existing statutory controls initially applicable only to cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco (including components, parts, and accessories of such products) as well as some existing and some new FDA regulations related to the sale and distribution of tobacco products. As a result, Deemed Tobacco Products are now subject to various federal restrictions and requirements, including without limitation:

•a prohibition on sales to those younger than 21 years of age and requirements for verification by means of photographic identification by purchasers under 27 (which we anticipate the FDA will increase to 30 via regulatory amendment);
•requirements to include addictiveness warnings on product packages and in advertisements;
•a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age (which we anticipate the FDA will increase to 21 via regulatory amendment) are prohibited from entering at any time, provided the facility's operator otherwise complies with the prohibition on sales to consumers younger than 21;
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

The Food, Drug and Cosmetic Act requires that any Deemed Tobacco Product that was not commercially marketed as of the "grandfathering" date of February 15, 2007 obtain premarket authorization before it can be marketed in the United States. However, the FDA has announced a compliance policy for such Deemed Tobacco Products that qualify as "new tobacco products" under which the agency will not enforce these requirements for non-finished products (i.e., those intended solely for use in future manufacturing), which include certain products manufactured by Purilum. As modified by orders issued by the United States District Court for the District of Maryland, the current compliance policy also generally allows companies to market finished Deemed Tobacco Products that qualify as "new tobacco products" but that were on the U.S. market on August 8, 2016, until September 9, 2020, and the continued marketing of such products without otherwise-required authorization for up to one year during the FDA's review of a pending marketing application submitted by September 9, 2020. The current compliance policy does not apply to flavored, cartridge-based e-liquid products, other than tobacco- or menthol-flavored products, which the Company does not market directly. The current compliance policy also does not apply to otherwise-eligible products (i) for which the manufacturer has failed to take (or is failing to take) adequate measures to prevent minors’ access and (ii) that are targeted to minors or with marketing that is likely to promote use by minors. In the absence of this policy, Humble Juice and Purilum would have had to obtain prior authorization from the FDA to market these products after August 8, 2016. Accordingly, such finished e-liquid products have been marketed pursuant to the FDA's current compliance policy based on evidence that they were on the U.S. market on August 8, 2016, and have not been physically modified since.

FDA authorization to introduce a "new tobacco product" (or to continue marketing a "new tobacco product" covered by the current compliance policy for Deemed Tobacco Products that were on the U.S. market on August 8, 2016) could be obtained via any of the following three authorization pathways: (1) submission of a premarket tobacco product application ("PMTA") and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. The Company cannot predict if the finished, nicotine-containing e-liquid products of Humble Juice and Purilum, all of which would be considered "new tobacco products," will receive the required marketing authorization from the FDA if they were to seek premarket approval through an available authorization pathway.

Since there were few, if any, e-liquid, e-cigarette or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize for cigarettes, smokeless tobacco, and other traditional tobacco products. In order to obtain marketing authorizations, manufacturers of practically all e-liquid, e-cigarette or other vaping products would have to use the PMTA pathway, which could potentially cost hundreds of thousands of dollars or even millions of dollars per application. Furthermore, the Deeming Regulations created a significant barrier to entry for any new e-liquid, e-cigarette or other vaping product seeking to enter the market after August 8, 2016, since any such product would require an FDA marketing authorization through one of the aforementioned pathways. Humble Juice filed PMTAs for its line of finished Deemed New Tobacco Products by the September 9, 2020 deadline. These PMTAs are pending with the FDA.

Provisions included in the Consolidated Appropriations Act, 2021, the omnibus appropriations and COVID-19 stimulus bill enacted on December 27, 2020 (the “2021 Appropriations Act”), require the United States Postal Service (the “USPS”) to issue regulations prohibiting the mailing of e-cigarettes and other vaping devices, as well as nicotine e-liquids products. On February 19, 2021, the USPS published its proposed regulations (the “Proposed Regulations”). The Proposed Regulations would subject e-cigarettes, vaping devices products, and e-liquid products to all existing restrictions on and exceptions for the mailing of cigarettes, except that the existing exceptions permitting the mailing of cigarettes (i) for consumer testing purposes and (ii) by federal agencies for public health purposes would not be available for the mailing of e-cigarettes, vaping devices products, and e-liquid products. If the Proposed Regulations were enacted as proposed by the USPS, subject to limited exceptions in applicable USPS regulations (including between legally operating businesses pursuant to applications approved by the USPS), shipment of these products via the USPS, including shipments to consumers, would be prohibited on and after the date on which the USPS promulgates the final regulations.

Provisions of the 2021 Appropriations Act subject e-cigarettes and other vaping devices, as well as e-liquids products, to the provisions of the Prevent All Cigarette Trafficking Act of 2009 (the “PACT Act”), which imposes stringent rules on online sellers. Under the PACT Act, online retailers are required to (i) register with the U.S. Attorney General, (ii) verify the age of customers using a commercially available database, (iii) use private shipping services that collect an adult signature at the point of delivery, (iv) if selling in states that tax vaping products, register with the federal government and with the tobacco tax administrators of the states, (v) collect all applicable local and state taxes, and affix any required tax stamps to the products sold, (vi) send each taxing state’s tax administrator a list of all transactions with customers in their state, including the names and addresses of each customer sold to, and the quantities and type of each product sold and (vii) maintain records for five years of any delivery interrupted because the carrier or delivery service determines or has reason to believe that the person ordering the delivery is in violation of the PACT Act. Sellers who do not register or do not comply with the shipping and reporting rules of the PACT Act are subject to civil and criminal penalties, including up to three years in prison.

State and local governments also currently regulate tobacco products, including nicotine-containing vaping products. Certain states and municipalities have enacted local ordinances that prohibit the use of e-liquid, e-cigarette and other vaping products where traditional tobacco-burning cigarettes cannot be used, and certain state and local jurisdictions have enacted total or partial bans on the sale of flavored tobacco products, including e-liquid, e-cigarette and other vaping products. A growing number of states have imposed excise taxes on e-liquids, e-cigarettes, and other vaping products. Other states and local jurisdictions imposed restrictions or prohibitions on internet sales of such products, and have challenged the marketing of such products under consumer protection statutes (e.g., on the basis that certain marketers unlawfully target underage consumers or make unsubstantiated or misleading claims about their products). See Item 1A. “Risk Factors” for a discussion of applicable government regulation of e-liquids.

Human Capital Management
Our workforce is one of our most important stakeholder groups and is critical to achieving our purpose–to transform people’s lives so that together we can grow a better world. The attraction, development, and retention of talent enables us to make progress against our business strategy, and it is essential that we create and maintain a culture of conducting business the right way. It is for these reasons that we dedicate resources to employee engagement, focus on creating a safe workplace, and recognizing employees for the results that they deliver.
At March 31, 2021, we employed approximately 2,900 people, excluding seasonal employees, in our worldwide operations. We maintain positive relationships with the Company’s employees and their respective organizations. We have collective bargaining agreements in place in many of the countries in which we operate and we have long-term agreements in-place in certain jurisdictions to resolve disputes through binding arbitration.
Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting and hiring, onboarding, compensation design and implementation, performance management, advancement and succession planning, and professional and learning development. Our Board of Directors provides oversight of various matters pertaining to our workforce. The Compensation Committee of the Board is responsible for executive compensation matters and oversight of the risks and programs related to talent management. Our Human Rights Policy and Code of Business Conduct highlight our commitment to diversity, inclusion, fairness, safety, and equal opportunity in all aspects of employment.
In response to COVID-19, we focused on business continuity, health and safety of our employees, and adapting our ways of working to a new environment. We quickly implemented additional safety measures to protect essential employees in our offices and facilities, including social distancing protocols, face covering requirements, temperature checks, and additional cleaning and sanitation practices. We also enhanced remote-work arrangements and digital collaboration and related risk management.
Supply Chain Human Rights Matters
We support efforts to address human rights concerns in the tobacco supply chain. For example, in our tobacco supply chain, we use on-farm good agricultural practices assessments to assess growers’ compliance with labor practices. Our subsidiaries establish contract terms and conditions with tobacco suppliers related to issues such as forced and child labor, and they conduct social compliance due diligence throughout our tobacco-growing regions.
Environmental Compliance
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
Forward-looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor calls and webcasts, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report includes disclosure of risks and uncertainties, including in "Item 1A. Risk Factors", that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us. Any such statement is qualified by reference to these cautionary statements. It is not possible to predict or identify all risk factors. Consequently, the risks and uncertainties identified in this Annual Report should not be considered a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as may be required by law.

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

Risks Related to Our Liquidity

We may not be able to achieve our stated goals, which may adversely affect our liquidity.
Even though the Plan has been consummated, we continue to face a number of risks, such as changes in economic conditions, continued impacts of the COVID-19 pandemic, changes in the leaf tobacco market and the markets for our other products, other changes in demand for our products and increasing expenses. We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business, including short-term operating credit lines to fund the needs of our non-U.S. local leaf tobacco operations. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

Developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. We anticipate periods in the next twelve months during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations (including as a result of delays with respect to the anticipated timing of shipments of leaf tobacco, whether due to the impact of COVID-19 or customer preferences) and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may continue to undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

We may be unable to continue to access short-term operating credit lines to fund local operations on terms that are acceptable or at all.
We have historically financed our non-U.S. local leaf tobacco operations with short-term operating credit lines at the local level. These operating lines are typically seasonal in nature, corresponding to the tobacco crop cycle in that location. Certain of these facilities are uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time. Moreover, as these facilities mature, local lenders may not renew them or otherwise offer replacement financing facilities. Since the commencement of the Chapter 11 Cases, the terms and conditions on which certain local lenders have agreed to offer short-term operating credit lines have become more restrictive. If local lenders lose confidence in us, they may cease making loans or demand payment of outstanding loans with respect to uncommitted facilities or, with respect to committed facilities, decline to renew or extend existing facilities, or require stricter terms and conditions with respect to future facilities. We may not find these terms and conditions acceptable or they may overly restrict our ability to conduct our businesses successfully. An inability to maintain adequate financing to fund our non-U.S. local leaf tobacco operations in any significant location could result in a significant decline in our revenues, profitability and cash flow and may require us to exit operations in that jurisdiction.

Risks Related to our Indebtedness

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest, and principal on our indebtedness and subjecting us to additional risks.
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2021, we had approximately $925.5 million in aggregate principal amount of indebtedness. This indebtedness included (i) approximately $67.5 million of outstanding borrowings pursuant to an Exit ABL Credit Agreement (the “ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, our Pyxus Holdings, Inc. subsidiary (“Pyxus Holdings”), certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent which governs an asset-based revolving credit facility (the “ABL Credit Facility”) which permits borrowings in an initial maximum principal amount of $75.0 million, subject to certain limitations, and matures on February 24, 2023, (ii) approximately $215.6 million in aggregate principal amount of term loans (the “Term Loans”) under an Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the “Term Loan Credit Agreement”), by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, which Term Loans mature on February 24, 2025, (iii) approximately $267.4 million in aggregate principal amount of 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) of Pyxus Holdings pursuant to an Indenture (the “Indenture”) dated as of August 24, 2020 among Pyxus Holdings, the initial guarantors party thereto (including Pyxus International, Inc.), and Wilmington Trust, National Association, as trustee, and collateral agent, which Notes mature on August 24, 2024, and (iv) approximately $116.4 million in aggregate outstanding borrowings under a Second Amendment and Restatement Agreement (the “TDB Facility Agreement”) among Alliance One International Holdings, Ltd., a subsidiary of Pyxus and the Company’s subsidiaries in Kenya, Malawi, Tanzania, Uganda and Zambia and Eastern and Southern African Trade and Development Bank (“TDB”), which TDB Facility Agreement terminates on June 30, 2021 for Kenya and Uganda and on June 30, 2022 for Malawi, Tanzania, and Zambia and may be renewed at TDB’s discretion. Such indebtedness does not include borrowings under a $120.0 million delayed-draw term loan lending facility (the “DDTL Facility”) established under a term loan credit agreement (the “DDTL Facility Credit Agreement”) dated April 23, 2021 among Intabex Netherlands B.V. (“Intabex”), our indirect wholly owned subsidiary, as the borrower, the Company, Pyxus Holdings, Pyxus Parent, Inc., Alliance One International, LLC and Alliance One International Holdings, Ltd as guarantors, and certain funds managed by Glendon Capital Management LP and Monarch Alternative Capital LP, as lenders, which borrowings were $120.0 million at June 29, 2021.

Our substantial debt could have important consequences, including:

•making it more difficult for us to satisfy our obligations with respect to the ABL Credit Facility, the Term Loans, the Notes, the DDTL Facility and our other obligations;
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
We require a significant amount of cash to service our indebtedness, and a substantial portion of our cash flow is required to fund the interest payments on our indebtedness. Our ability to service our indebtedness and to fund planned capital expenditures depends on our ability to generate cash. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the continuing impact of the COVID-19 pandemic. Also, a substantial portion of our debt, including any borrowings under the ABL Credit Facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt-service requirements, which would adversely affect our cash flow. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us under in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

We may not be able to refinance or renew our indebtedness, including the ABL Credit Facility, the Term Loans, the Notes, the DDTL Facility, or indebtedness under the TDB Facility Agreement, other seasonal credit lines, or other credit facilities, which may have a material adverse effect on our financial condition.

We may not be able to renew or refinance our indebtedness, including the ABL Credit Facility, the Term Loans, the Notes, the DDTL Facility or indebtedness under the TDB Facility Agreement, other seasonal credit lines, or other credit facilities, on substantially similar terms, or at all. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall lending and capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay certain of our indebtedness, which may result in a default under other indebtedness. Failure to refinance or renew any material indebtedness would have a material adverse effect on our financial condition.

We may not be able to satisfy the covenants included in our financing arrangements, which could result in the default of our outstanding debt obligations.
The agreement governing the ABL Credit Facility includes certain restrictive covenants and a springing covenant requiring that our fixed charge coverage ratio be no less than 1.00 to 1.00 during any cash dominion period under the ABL Credit Agreement. Certain agreements governing our seasonal credit facilities, including the TDB Agreement, include financial and restrictive covenants applicable to the subsidiaries that borrow thereunder and in certain cases with respect to Pyxus. The agreements governing our other indebtedness, including the Term Loan Credit Agreement, the Indenture and the DDTL Facility Credit Agreement, also include restrictive covenants. These covenants limit our ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;
•make investments;
•pay dividends and make other restricted payments;
•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement, the Indenture and the Term Loan Credit Agreement).

Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Our failure to comply with certain of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness. In the past, we sought and obtained waivers and amendments under our then-existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants, including recent waivers with respect to financial covenants included in the TDB Facility Agreement and waivers under the Indenture, ABL Credit Facility and the Term Loan Credit Agreement with respect to the commencement of the CCAA Proceeding and the contemplated disposition of the Canadian Cannabis Subsidiaries. We also paid significant fees to obtain certain of these waivers and consents. You should consider this in evaluating our ability to comply with financial and restrictive covenants in our debt instruments and the financial costs of our ability to do so. We cannot assure you that we will be able to maintain compliance with, or obtain waivers and amendments related to, financial or restrictive covenants in the future.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future to the extent permitted under the ABL Credit Agreement, the Term Loan Credit Agreement, the Indenture and the DDTL Facility Credit Agreement. As of March 31, 2021, $352.6 million was available for borrowing under our short and long-term credit facilities. If new debt is added to our current debt levels, the risks discussed above could intensify.

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
Our corporate business strategy is subject to continued development and evaluation by our management and Board of Directors. In connection with the effectiveness of the Plan in the Chapter 11 Cases, the Company’s Board of Directors was reconstituted, with six of the seven members of the Board of Directors having joined the Board of Directors on or after the August 24, 2020 effective date of the Plan. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors of Old Pyxus at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans. The Board of Directors, as reconstituted, has determined to change our business strategy and exit our industrial hemp and Canadian cannabis businesses. The Board of Directors may further determine, from time to time, to implement additional changes in our business strategy, which could affect the scope of our operations, including the countries in which we continue to operate and the business lines that we continue to pursue. Such changes could result in our incurring restructuring charges or the impairment of assets that could materially adversely impact our results of operations.

Risks Relating to Our Leaf Tobacco Operations

Our reliance on a small number of significant customers may adversely affect our financial statements.
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually may account for a significant portion of our sales in a normal year. For the year ended March 31, 2021, Philip Morris International Inc. accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. Japan Tobacco, Inc. has vertically integrated operations in Malawi, Brazil, and the United States. In addition, Philip Morris International Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Although some customers have reversed certain aspects of their previous vertical integration of operations, further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively affect our organizational structure and asset base.
The global leaf tobacco industry has experienced shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States and Europe from historical levels. At the same time, production volumes in other sourcing origins have stabilized. Additional shifts in sourcing may occur as a result of currency fluctuations, including changes in currency exchange rates against the United States Dollar ("USD"), the imposition of tariffs and other changes in international trade policies. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union. Customer requirements have changed due to these variations in production, which could influence our ability to plan effectively for the longer term in the United States and Europe.

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

Our financial results will vary according to growing conditions, customer indications, and other factors, which significantly impacts our ability to forecast our quarterly and annual financial performance.
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

Loss of confidence in us by our customers, farmers and other suppliers, as a result of the Chapter 11 Cases, may have a material adverse impact on our business, financial condition, results of operations, and cash flows.
If our customers, farmers and other suppliers lose confidence in us as a result of the Chapter 11 Cases or for other reasons, they may seek to establish alternative commercial relationship. In addition, in such circumstances, our suppliers, farmers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. If our suppliers, farmers, vendors and other providers require stricter terms and conditions, we may not find these terms and conditions acceptable. Any failure to timely obtain suitable inventory at competitive prices could materially adversely affect our businesses, financial condition, liquidity and results of operations.

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
Some of the countries we do business in do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks, and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls, and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016. The Company utilizes the Zimbabwe RTGS system for local transactions. RTGS is a local currency equivalent that is exchanged at a government specified rate with USD. In order to convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe, which are subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC.

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

In 2010, we entered into settlements with the SEC and the U.S. Department of Justice to resolve their investigations regarding potential criminal and civil violations of the FCPA. The settlements resulted in the disgorgement in profits and fines totaling $19.5 million, which have been paid. Both settlements also required us to retain an independent compliance monitor for a three-year term that was completed on September 30, 2013.

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

In addition to the two primary global independent publicly held leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from local and regional suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Risks Related to Our E-liquids Businesses

The results of operations and financial position of our e-liquids businesses may differ materially from the expectations of the Company's management.
Due to numerous uncertainties, the results of operations and financial position of our e-liquids businesses may differ materially from the expectations of the Company’s management. The process for estimating the revenue, net income, and cash flow of these businesses requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the financial condition or results of operations of these businesses.

As the markets in which our e-liquids businesses compete continue to develop, competition from market participants may have a negative impact on their business and prospects.
The markets in which our e-liquids businesses compete are competitive and are expected to become increasingly competitive. Certain of these competitors have significantly greater financial, production, marketing, research and development, technical, and human resources than we do. The commercial opportunity for these businesses could be reduced or eliminated if their competitors produce and commercialize products that, among other things, are safer, more effective, more convenient or less expensive, have greater sales, marketing, and distribution support, enjoy enhanced timing of market introduction and perceived advantages of better quality and receive more favorable publicity. As a result, these competitors may be more successful in gaining market penetration and market share. If our e-liquids businesses do not achieve an adequate level of acceptance in their respective markets, they may not generate sufficient revenue from their products, and their businesses may not be profitable.

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

Consumer perception and reputational risk may negatively affect our e-liquids businesses.
The respective markets for the products of our e-liquids businesses are highly dependent upon consumer perception regarding the safety, efficacy and quality of their products. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of these products. We cannot assure you that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the these markets or any particular product, or consistent with currently held views. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the respective industries and demand for the products of our e-liquids businesses, which could affect their businesses, results of operations and cash flows. This dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on our e-liquids businesses and their respective business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of the vaping industry's products in general, or associating the consumption of these types of products with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products legally, appropriately, or as directed. Any litigation that might affect consumer perception regarding the products of our e-liquids businesses could take the form of class proceedings or individual proceedings.

There have been a number of highly publicized cases involving lung and other illness and deaths that appear to be related to vaporizer devices or products used in such devices. For example, in February 2020, the U.S. Centers for Disease Control reported that federal and state agencies were investigating an outbreak of over 2,807 lung injury cases involving patients from all 50 states and one U.S. territory, including 68 confirmed deaths. As a result of the outbreak or future developments related to potential health risks associated with vaping, governments and private sector parties initiated actions aimed at reducing the incidence of vaping and/or seeking to hold manufacturers of nicotine e-liquids, and other vaping products, responsible for the adverse health effects associated with the use of vaping products. As there has been a limited period of time to study the long-term effects of vaporizer use, there is limited data on the safety and health effects. If scientific or medical research ultimately determines that use of vaporizer devices poses a significant risk to health or safety, the demand for vaporizer products may decrease, and regulation of these products could become significantly more restrictive. Certain states and local governments have already implemented regulations that prohibit the sale of vaporizers, the sale of flavored products (including nicotine, non-nicotine, e-liquid, e-cigarette and other vaping products) or have implemented additional restrictions on the composition of the product (e.g., maximum nicotine content restrictions). Additional states and localities may implement similar restrictions and the regulations may become more restrictive at the federal level. Additional or more restrictive regulatory changes may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Restrictions on our ability to ship e-liquids products to consumers from online sales, including recently enacted prohibitions with respect to shipments through on the U.S. Postal Service, could materially adversely affect our e-liquids businesses.
On February 19, 2021, the USPS published its Proposed Regulations regarding the mailing of cigarettes, e-cigarettes, vaping device products, and e-liquids. The Proposed Regulations would subject e-cigarettes, vaping devices products, and e-liquid products to all existing restrictions on and exceptions for the mailing of cigarettes, except that the existing exceptions permitting the mailing of cigarettes (i) for consumer testing purposes and (ii) by federal agencies for public health purposes would not be available for the mailing of e-cigarettes, vaping devices products, and e-liquid products. If the Proposed Regulations were enacted as proposed by the USPS, subject to limited exceptions in applicable USPS regulations (including between legally operating businesses pursuant to applications approved by the USPS), shipment of these products via the USPS would be prohibited on and after the date on which the USPS promulgates the final regulations.

While the USPS did not meet its deadline for issuing the final regulations, the Company expects publication of the final regulations in the second or third quarter of 2021, which would result in a general federal prohibition on the mailing of e-cigarettes and other vaping devices, as well as e-liquids products, by businesses to consumers. Any such shipments are subject to seizure, and the sender is subject to criminal fines, imprisonment, and civil penalties. It has generally been reported that certain private delivery services, such as United Parcel Service, DHL and FedEx, have voluntarily implemented similar prohibitions on the use of their services for the delivery of e-cigarettes and other vaping devices, as well as e-liquids products. In light of the amended PACT Act, described below, it is uncertain whether any other reliable private delivery service will undertake to deliver e-liquids products to consumers. Historically, a substantial portion of our e-liquids products are sold to consumers through online orders. Accordingly, our e-liquids businesses will be materially adversely affected by these prohibitions and other restrictions if we are unable to effect shipment of e-liquids products to consumers through reliable and efficient delivery services.

Other provisions of the 2021 Appropriations Act significantly increase the federal regulation of the online sale of our e-liquids products, which may increase our costs and affect the competitiveness of our products as compared to those sold by local retailers, and violations of these regulations could expose us to significant penalties.
Provisions of the 2021 Appropriations Act subject e-cigarettes and other vaping devices, as well as e-liquids products, to the provisions of the PACT Act, which imposes stringent rules on online sellers, including requirements for online retailers to register with the U.S. Attorney General, verify the age of customers using a commercially available database, collect an adult signature at the point of delivery, and collect all applicable local and state taxes, and affix any required tax stamps to the products sold. Sellers who do not register or do not comply with the shipping and reporting rules of the PACT Act are subject to civil and criminal penalties, including up to three years in prison. Accordingly, compliance with the requirements of the PACT Act may significantly increase the costs of our e-liquids online businesses, increasing the prices of our online products and making them less attractive to consumers as compared to products sold at local retailers. In addition, failure to comply with the PACT Act could expose us to significant penalties that could materially adversely affect our e-liquids businesses and our financial condition and results of operations.

There are limited long-term data with respect to the efficacy and side effects of nicotine e-liquids products, and future studies may lead to conclusions that dispute or conflict with the Company's understanding and belief regarding the benefits, viability, safety, efficacy, dosing and social acceptance of such products.
In particular, the rapid development of nicotine e-liquids and other vaping products has not provided sufficient time for the medical profession to study the long-term health effects of using such products. Therefore, it is uncertain as to whether or not nicotine e-liquids and other vaping products are safe for their intended use. If the medical profession were to determine that using nicotine e-liquids and other vaping products posed a significant threat to long-term human health, consumption could decline rapidly and we may be forced to modify our e-liquids and other vaping products. Such an outcome may have a material adverse effect on the Company's e-liquids businesses, and results of operations. In addition, these products could have unexpected side effects, the discovery of which could materially and adversely affect the Company's business, financial condition, and results of operations.

Our e-liquids businesses face inherent risk of exposure to product liability claims, regulatory action, and litigation if their products are alleged to have caused significant loss, injury, or death.
As manufacturers and distributors of products that are ingested or otherwise consumed by humans, our e-liquids businesses face the risk of exposure to product liability claims, regulatory action and litigation (including class proceedings and individual proceedings) if their products are alleged to have caused loss, injury or death. They may be subject to these types of claims due to allegations that their products caused or contributed to injury, illness or death, made false, misleading or impermissible claims, failed to include adequate labelling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of our e-liquids products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our e-liquids businesses may in the future have to recall certain of their products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against these businesses could result in increased costs and could adversely affect their reputation and goodwill with their consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company's becoming subject to significant liabilities that are uninsured and also could adversely affect commercial arrangements between our e-liquids businesses and third parties.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of e-liquids and other vaping products, and others involved in the vaping industry, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls or other product-related issues. The United States has highly active plaintiffs’ bar. Recent years have seen a number of purported class action lawsuits in the United States against manufacturers and distributors of e-liquids and other vaping products. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes and sells, and its business environment.

The Company could incur unexpected expenses due to product recalls and any legal proceedings that may arise in connection with product recalls.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure, or other alleged or actual regulatory compliance violations. If any of the Company's products, including our e-liquids businesses, are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant attention from management. Although the Company has detailed procedures in place for testing its products, we cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by the Company were subject to recall, the image and reputation of that product and the Company as a whole could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Company's products and could have a material adverse effect on the results of operations, financial condition and reputation of the Company.

Additionally, product recalls may lead to increased scrutiny of the Company's operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Risks Relating to the CCAA Proceedings

Certain of the sales contemplated in the CCAA Proceeding remain subject to the satisfaction of conditions and may not occur, in which case we may be unable to recover funds advanced to the Canadian Cannabis Subsidiaries under the Canadian DIP Facility, and if such sales transactions occur the amount of recovery that the Company may receive with respect to its interests in the Canadian Cannabis Subsidiaries will depend on the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court and the extent to which the Company’s advancements with respect to Canadian Cannabis Subsidiaries determined by the Canadian Court as debt claims entitled to recovery on the same basis as other unsecured creditor claims and, accordingly, Pyxus may incur additional impairments charges related to our investments in and advances to the Canadian Cannabis Subsidiaries, and Pyxus may be liable under its guarantees of obligations of the Canadian Cannabis Subsidiaries to the extent that those obligations are not fully satisfied by the Canadian Cannabis Subsidiaries in the CCAA Proceeding.
The consummation of all of the contemplated sales with respect to the Canadian Cannabis Subsidiaries are subject to the satisfaction of certain conditions, some of which have not yet been satisfied. In the event that conditions to the consummation of the respective sales are not satisfied, such sale transaction may not occur, and accordingly the anticipated sales with respect to the Canadian Cannabis Subsidiaries may not generate sufficient net proceeds to fund repayment in full of aggregate borrowings owed under the Canadian DIP Facility. Further, even if such sales transactions are completed as contemplated and borrowings under the Canadian DIP facility are repaid, the amount of any recovery that the Company may receive related to advancements with respect to the Canadian Cannabis Subsidiaries will depend on the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court and the extent to which the Company’s advancements with respect to Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries. In the event that such advancements by the Company are not treated in the CCAA Proceedings as debt claims entitled to recovery on the same basis as other unsecured creditor claims Pyxus may not recover a substantial portion or any amounts with respect to such advancements. In such case, Pyxus may incur further impairment with respect to its advancements in respect to the Canadian Cannabis Subsidiaries. In addition, Pyxus has guaranteed certain obligations of the Canadian Cannabis Subsidiaries, including office lease obligations and severance that may be owed to certain executives of the Canadian Cannabis Subsidiaries. To the extent that such obligations are not satisfied by the Canadian Cannabis Subsidiaries, Pyxus may have liability under such guarantees. To the extent that consummation of the sales transactions contemplated in the CCAA Proceeding, or other aspects of the CCAA Proceeding, are delayed, borrowings of the Canadian Cannabis Subsidiaries under the Canadian DIP Facility may be greater than anticipated and exacerbate concerns with respect to our maintenance of necessary liquidity.

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
We rely on information technology ("IT") systems, including systems hosted by service providers. The enterprise resource planning system we have implemented throughout the Company, for example, is hosted by iTelligence and our domestic employee payroll system is hosted by Ceridian. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in place, which are active inline services or are tested routinely, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. For example, in April 2019, the Company discovered that the email accounts of two Canadian employees had been compromised resulting in the unauthorized access of customer and vendor data. These incidents were neither material nor compromised the Company’s other IT systems. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We cannot assure you that material weaknesses will not be identified in the future.
In certain prior years, we identified material weaknesses in our internal control over financial reporting. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information. In addition, because we are no longer an “accelerated filer” under applicable SEC regulations, we are no longer required to obtain and present a report of our independent accounting firm with respect to the effectiveness of our internal control over financial reporting and we have not obtained such a report with respect to an evaluation of our internal controls as of March 31, 2021 and, accordingly, no such report is included in this Form 10-K.

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
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly used USD LIBOR settings until

June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate applicable agreements that utilize LIBOR as a factor in determining the interest rate that extend beyond the scheduled LIBOR termination dates to replace LIBOR with the new standard that is established, which may have an adverse effect on our interest expense and results of operations.

Risks Relating to the Ownership of Our Common Stock

Certain shareholders have the ability to exercise controlling influence on various corporate matters.
Upon our emergence from Chapter 11, two shareholders and their respective affiliates, Glendon Capital Management LP (together with its affiliates, the “Glendon Investor”) and Monarch Alternative Capital LP (together with its affiliates, the “Monarch Investor”; the Glendon Investor and the Monarch Investor are together referred to as the “Significant Shareholders”) beneficially own in the aggregate approximately 56% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of a Shareholders Agreement dated as of August 24, 2020 among the Company and certain shareholders, including the Significant Shareholders, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement have agreed to take all necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that each of the Glendon Investor and the Monarch Investor hold a significant amount of the Notes and the Term Loans. In addition, the Glendon Investor and the Monarch Investor are the lenders under the DDTL Facility. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

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
•potential prohibition on the sale of menthol cigarettes in the United States;
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

On April 28, 2021, the FDA announced its intention to propose regulations that would ban the sale of menthol flavored cigarettes in the United States. It is uncertain whether any such regulations will be proposed or adopted. If such regulations are adopted, consumption of tobacco products in the United States could be materially reduced. Such a reduction could adversely impact customer demand for our leaf tobacco products, which could materially adversely affect our business, volume, results of operations, cash flows and financial condition.

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

A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, which the WHO reports has been signed by 182 nations as of March 31, 2021, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

Due to the present regulatory and legislative environment, a substantial risk exists that tobacco product sales may decline. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations.
The WHO, through the FCTC, created a formal study group to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production. In its initial report published in 2007, the study group indicated that the FCTC did not aim to phase out tobacco growing, but the study group's focus on alternatives to tobacco crops was in preparation for its anticipated eventual decrease in demand resulting from the FCTC's other tobacco control initiatives.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Morrisville, North Carolina and are leased under an agreement that expires in May 2022. We own a total of 10 facilities in seven countries. We operate our leaf tobacco processing facilities for seven to nine months per year, corresponding with the applicable harvesting seasons. Our production facilities in the other products and services segment operate on a year-round basis. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco and other specialty products. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco and other specialty products, if required by customer demand.

The following is a listing of the various material properties used in operations, all of which are owned by the Company, as of March 31, 2021:

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

Item 3. Legal Proceedings

Refer to "Note 26. Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Pyxus International, Inc.

The following information is furnished with respect to the Company's executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	57	President and Chief Executive Officer
Tracy G. Purvis	59	Executive Vice President - Business Services
Joel L. Thomas	54	Executive Vice President - Chief Financial Officer
Laura D. Jones	53	Senior Vice President - Human Resources
William L. O'Quinn, Jr.	52	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years.

J. Pieter Sikkel has served as President and Chief Executive Officer of Pyxus International, Inc., since August 2020, having previously served as President and Chief Executive Officer of Old Pyxus since March 2013, as President of Old Pyxus from December 14, 2010 through February 2013, Executive Vice President - Business Strategy and Relationship Management of Old Pyxus from May 2007 through December 13, 2010, and Regional Director of Asia of Old Pyxus from May 2005 through April 2007.

Tracy G. Purvis has served as Executive Vice President - Business Services since August 2020, having previously served as Executive Vice President - Business Services of Old Pyxus since February 2019, Senior Vice President - Business Services of Old Pyxus from September 2018 through January 2019, Vice President - Global Information Services of Old Pyxus from January 2011 through August 2018, Vice President - Chief Application Architect of Old Pyxus from April 2009 through December 2010, and Vice President - Chief Technology Officer of Old Pyxus from May 2005 through March 2009.

Joel L. Thomas has served as Executive Vice President - Chief Financial Officer since August 2020, having previously served as Executive Vice President - Chief Financial Officer of Old Pyxus since January 2014 and Vice President - Treasurer of Old Pyxus from December 2005 through December 2013.

Laura D. Jones has served as Senior Vice President - Human Resources since August 2020, having previously served as Senior Vice President - Human Resources of Old Pyxus since September 2018, Vice President - Human Resources of Old Pyxus from January 2011 through August 2018, Vice President - Human Capital of Old Pyxus from August 2009 through December 2010, and Vice President - Compensation and Benefits of Old Pyxus from May 2005 through July 2009.

William L. O’Quinn, Jr. has served as Senior Vice President - Chief Legal Officer and Secretary since August 2020, having previously served as Senior Vice President - Chief Legal Officer and Secretary of Old Pyxus since April 2011, Senior Vice President - Assistant General Counsel and Secretary of Old Pyxus from January 2011 through March 2011, and Assistant General Counsel and Assistant Secretary of Old Pyxus from August 2005 through December 2010.

Each of these executive officers served as executive officers of Old Pyxus in the capacities described above at the commencement of the Chapter 11 Cases.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pyxus’ common stock is traded on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc., under the symbol "PYYX". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of March 31, 2021, the outstanding shares of our common stock were held by one shareholder of record and there were approximately 1,500 beneficial holders of our common stock.

The payment of dividends by Pyxus is subject to the discretion of our Board of Directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations, and other factors. The declaration of future dividends by Pyxus is at the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law, and our debt agreements. Refer to "Note 20. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include the risks, uncertainties, and other factors set forth in "Item 1A, Risk Factors" in this Annual Report and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Executive Summary
In what was an unprecedented and challenging year, our Company adapted to constant change as we navigated the COVID-19 pandemic. We appreciate the continued support from all of our stakeholders and, in particular, we would like to thank the entire Pyxus team for their hard work and unwavering commitment to the Company and the communities in which we operate under extraordinary circumstances.

During fiscal 2021, we implemented a series of restructurings and process changes that allowed our business to continue to operate throughout the year and positioned us for success in fiscal 2022 and beyond. Through these actions, we were able to reduce our debt by $396.0 million and we made the strategic decision to exit our cash flow negative Canadian cannabis businesses. The pending divestiture of the Canadian cannabis businesses further supports our SG&A cost containment efforts and provides us with more flexibility to utilize our working capital for the opportunities we anticipate in the tobacco and e-liquids industries.

Throughout the COVID-19 pandemic, our production facilities continued to operate although, in some instances, at lower production levels than planned due to social distancing requirements and safety practices implemented to reduce the spread of COVID-19 and protect our employees. In addition, the COVID-19 pandemic resulted in shipping delays of leaf tobacco for certain customer orders from the fourth quarter of fiscal 2021 into fiscal 2022. However, the effect of COVID-19 on our business yielded innovative changes that will enable us to be more flexible in the future and potentially accelerate certain activities in the crop cycle. Also, COVID-19 has pushed the tobacco industry to continue to look for ways to reduce supply chain complexity in a responsible manner. As a leader in sustainable and traceable crop production, we have demonstrated our ability to service the evolving needs of the tobacco industry over time and will continue to do so in fiscal 2022 and beyond.

Overview
Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Our core leaf tobacco operations continued to account for almost all of our revenues for the fiscal year ended March 31, 2021.

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

Our consolidated operations are managed and reported in nine operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. Refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to Consolidated Financial Statements" for additional information.

U.S. Bankruptcy Proceedings
On June 15, 2020, Old Pyxus (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Accordingly, upon the effectiveness of the Plan the Company, through its subsidiaries, operated all of the businesses operated by Old Pyxus and its subsidiaries immediately prior to the effectiveness of the Plan and the Company is the successor issuer to Old Pyxus. Other than our Chief Executive Officer, our Board of Directors does not include any of the individuals who served as directors of Old Pyxus at the time the Chapter 11 Cases were commenced or at the effectiveness of the Plan. Refer to "Note 3. Emergence from Voluntary Reorganization under Chapter 11" to the "Notes to Consolidated Financial Statements" for additional information.

Development of Businesses
Beginning in 2017, we undertook a strategic process designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification strategy focused on products that were value-added, required some degree of processing and offered a higher margin potential than our core tobacco leaf business. In support of this strategy, the Company investments in e-liquids, industrial hemp/CBD, and legal cannabis in Canada. Refer to "Item 1. "Business" for additional information regarding these investments.

Following the effectiveness of the Plan and the election of additional members of our Board of Directors in October 2020, our Board of Directors determined to exit the industrial hemp, CBD and Canadian cannabis businesses in light of the Company’s limited capital resources and the continuing capital requirements to develop and expand these early-stage businesses. In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products, by Criticality. Criticality’s CBD extraction facility has ceased operations.

CCAA Proceeding and Deconsolidation and Disposition of Canadian Cannabis Subsidiaries
On January 21, 2021, Figr East, Figr Norfolk, and Figr Brands, Inc., an indirect subsidiary of the Company and the majority parent corporation of Figr East and Figr Norfolk (“Figr Brands”, and together with Figr East and Figr Norfolk, the “Canadian Cannabis Subsidiaries”) applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) in Ontario, Canada as Court File No. CV-21-00655373-00CL (the “CCAA Proceeding”). On January 21, 2021 (the “Order Date”), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the “Monitor”). On January 29, 2021, the Canadian Court issued an order permitting the Canadian Cannabis Subsidiaries to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries. The Canadian Court also approved a debtor-in-possession financing facility (the "Canadian DIP Facility") provided to Figr Brands by another non-U.S. subsidiary of Pyxus (the "DIP Lender") in an initial amount of up to Cdn.$8.0 million, which following approval by the Canadian Court was increased to Cdn.$16.0 million, to fund the working capital needs of the Canadian Cannabis Subsidiaries.

While the Canadian Cannabis Subsidiaries have been majority owned by the Company, the administration of the CCAA Proceeding, including the Canadian Court’s appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries, and the deconsolidation of the Canadian Cannabis Subsidiaries’ assets and liabilities and elimination of their equity components from the Company’s consolidated financial statements as of January 21, 2021. The Canadian Cannabis Subsidiaries’ financial results are included in the Company’s consolidated results through January 20, 2021, which is the day prior to the Order Date. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment.

On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for an estimated purchase price of Cdn.$5.0 million. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement is subject to approval of the buyers by Health Canada and the satisfaction of certain other conditions.

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an estimated aggregate purchase price of Cdn.$24.8 million. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The consummation of the sale of Figr East and certain intangible assets of Figr Brands occurred on June 28, 2021.

The amount of recovery that the Company may receive from the sale of the assets of Figr Norfolk, the sale of the outstanding equity of Figr East, and the sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries. These and other related matters are discussed in greater detail in “Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries” and “Note 30. Subsequent Events” to the “Notes to Consolidated Financial Statements”.

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

Broad economic factors from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions in the markets in which we operate continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. Due to the scope of our operations, including emerging markets, and our sale to customers around the world, the impact of the COVID-19 pandemic on our operations and the demand for our products may not coincide with impacts experienced in the United States in the event that the impacts in the United States improve over time due to increased vaccinations or improved medical treatments. Accordingly, to the extent that the impact of the COVID-19 pandemic in the United States may improve over time, results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world. We cannot predict the extent or duration of the COVID pandemic, the effects of the COVID pandemic on the global, national or local economy, or the effect of the COVID pandemic on our business, financial position, results of operations, and cash flows.

Fresh Start Reporting
The Company applied Financial Accounting Standards Board (“FASB”) ASC Topic 852 – Reorganizations (“ASC 852”) in preparing the consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined below). Our financial results for the five months ended August 31, 2020 and for the fiscal years ended March 31, 2020 and 2019 are referred to as those of the “Predecessor.” Our financial results for the seven months ended March 31, 2021 are referred to as those of the “Successor.” Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the "Fresh Start Reporting Date"). The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" to the "Notes to Consolidated Financial Statements" for additional information.

We do not believe that reviewing the results of periods that span the Fresh Start Reporting Date in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. Management believes that operating metrics for the Successor for the seven months ended March 31, 2021 when combined with those of the Predecessor for the five months ended August 31, 2020 provides a more meaningful comparison to the results for the fiscal year ended March 31, 2020 and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with U.S. GAAP, the table and discussion below also present the combined results for these periods. The combined results (referenced as “Combined (Non-GAAP)” or “combined”) for the fiscal year ended March 31, 2021 represent the sum of the reported amounts for the Predecessor period April 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through March 31, 2021. These combined results are not considered to be prepared in accordance with U.S. GAAP. The combined operating results are presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. In the following discussion of results of operations, comparisons of combined results for the fiscal year ended March 31, 2021 are to the comparable U.S. GAAP measures for the fiscal year ended March 31, 2020.

Results of Operations

Years Ended March 31, 2021 and 2020

Consolidated
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021	Year ended March 31, 2020
Sales and other operating revenues	$884.3	$447.6	$1,331.9	$1,527.3
Total cost of goods and services sold	767.9	402.6	1,170.5	1,302.6
Gross profit*	116.5	45.0	161.5	224.7
Selling, general, and administrative expenses	110.0	87.9	197.9	199.0
Other (expense) income, net	(9.6)	(0.5)	(10.1)	2.1
Restructuring and asset impairment charges	11.8	0.6	12.4	5.6
Goodwill impairment	1.1	—	1.1	33.8
Operating loss	(16.0)	(44.0)	(60.0)	(11.6)
Loss on deconsolidation of subsidiaries	70.2	—	70.2	—
Debt retirement expense	—	0.8	0.8	—
Interest expense	56.7	46.6	103.3	136.7
Interest income	1.3	1.4	2.7	3.9
Reorganization items	—	106.0	106.0	—
Income tax expense	13.2	0.3	13.5	131.8
Income from unconsolidated affiliates	11.9	2.4	14.3	5.9
Net loss attributable to noncontrolling interests	(6.3)	(1.0)	(7.3)	(5.7)
Net (loss) income attributable to Pyxus International, Inc.*	$(136.7)	$19.0	$(117.7)	$(264.7)
*Amounts may not equal column totals due to rounding.

Combined sales and other operating revenues decreased $195.4 million, or 12.8%, to $1,331.9 million for the year ended March 31, 2021 from $1,527.3 million for the year ended March 31, 2020. This decrease was due to a 4.8% decrease in leaf volume and a 10.3% decrease in leaf average selling prices. These decreases were partially offset by an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces, as well as the launch of the GO! cannabinoid product line in Canada. The 4.8% decrease in leaf volume was primarily due to smaller crop sizes in Africa and shipments delayed into fiscal 2022 by the COVID-19 pandemic in Africa, Asia, and North America as well as customer shipping instructions in North America. This decrease was partially offset by higher volume in South America driven by the timing of shipments. The 10.3% decrease in leaf average sales prices was due to changes in foreign exchange rates in Europe and South America and product mix in Africa and Europe having a lower concentration of lamina. This decrease was partially offset by product mix having a higher concentration of lamina in Asia, North America, and South America.

Combined cost of goods sold decreased $132.1 million, or 10.1%, to $1,170.5 million for the year ended March 31, 2021 from $1,302.6 million for the year ended March 31, 2020. This decrease was mainly due to the reduction in sales and other operating revenues. This decrease was partially offset by $32.1 million of inventory write-offs related to the Company's actions to exit operations of the industrial hemp businesses and shifts in expected future products mix in response to market supply conditions.

Combined gross profit as a percent of sales decreased to 12.1% for the fiscal year ended March 31, 2021 from 14.7% for the fiscal year ended March 31, 2020. This decrease was mainly due to the inventory write-offs described above and product mix in Africa and Europe having a lower concentration of lamina.

Combined selling, general, and administrative expenses decreased $1.1 million, or 0.6%, to $197.9 million for the year ended March 31, 2021 from $199.0 million for the year ended March 31, 2020. This decrease was driven by lower travel expenses due to the COVID-19 pandemic, current-year savings from restructuring initiatives, and $13.8 million of costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the Other Products and Services segment in the prior year. The decrease was partially offset by $21.8 million of expenses in the current year associated with the Chapter 11 Cases. Combined selling, general, and administrative expenses as a percent of sales increased to 14.9% for the year ended

March 31, 2021 from 13.0% for the year ended March 31, 2020 primarily due to the decrease in sales and other operating revenues.

Combined restructuring and asset impairment charges increased $6.8 million or 121.4% to $12.4 million for the year ended March 31, 2021 from $5.6 million for the year ended March 31, 2020. This increase was attributable to employee separation and impairment charges related to the CCAA Proceeding and the restructuring of certain U.S. operations, which included the industrial hemp and CBD businesses, and the continued restructuring of certain African operations.

Combined loss on deconsolidation of subsidiaries of $70.2 million in the fiscal year ended March 31, 2021 related to the deconsolidation of the Canadian Cannabis Subsidiaries in connection with the commencement of the CCAA Proceeding.

Combined interest expense decreased $33.4 million, or 24.4%, to $103.3 million for the year ended March 31, 2021 from $136.7 million for the year ended March 31, 2020. This decrease was driven by lower outstanding long-term debt balances, as well as lower balances on the African seasonal lines of credit.

Combined reorganization items of $106.0 million for the year ended March 31, 2021 were comprised of the $462.3 million gain on settlement of liabilities subject to compromise as a result of the Chapter 11 Cases, partially offset by fees and costs incurred in connection with the Chapter 11 Cases, including with respect to the debtor-in-possession financing, and fresh start reporting adjustments.

Combined income tax expense decreased $118.3 million, or 89.8%, to $13.5 million for the year ended March 31, 2021 from $131.8 million for the year ended March 31, 2020. This decrease was primarily due to the reversal of valuation allowances recorded in the prior year, which were driven by substantial doubt regarding the Company's ability to continue as a going concern prior to the implementation of the Plan.

Leaf - North America Region Supplemental Information

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions, except per kilo amounts)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021	Year ended March 31, 2020
Kilos sold	19.8	9.5	29.3	36.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$113.4	$51.2	$164.6	$192.5
Average price per kilo	5.73	5.39	5.62	5.33
Processing and other revenues	23.8	6.5	30.3	32.2
Total sales and other operating revenues	137.2	57.7	194.9	224.7
Tobacco cost of goods sold:
Tobacco costs	91.1	39.3	130.4	153.4
Transportation, storage and other period costs	8.9	5.6	14.5	18.4
Derivative financial instrument and exchange (gains) losses	(0.1)	0.3	0.2	(0.1)
Total tobacco cost of goods sold	99.9	45.2	145.1	171.7
Average cost per kilo	5.05	4.76	4.95	4.76
Processing and other revenues costs of services sold	20.2	4.4	24.6	25.6
Total cost of goods and services sold	120.1	49.6	169.7	197.3
Gross profit	17.1	8.1	25.2	27.4
Selling, general, and administrative expenses	8.1	7.2	15.3	15.3
Other expense, net	(0.3)	(0.5)	(0.8)	(1.4)
Restructuring and asset impairment charges (recovery)	0.4	—	0.4	(0.1)
Goodwill impairment	—	—	—	2.8
Operating income	$8.3	$0.4	$8.7	$8.0

Combined total sales and other operating revenues decreased $29.8 million, or 13.3%, to $194.9 million for the year ended March 31, 2021 from $224.7 million for the year ended March 31, 2020. This decrease was due to an 18.8% decrease in volume attributable to shipments delayed into fiscal 2022 by the COVID-19 pandemic and customer shipping instructions. This decrease was partially offset by a 5.4% increase in average sales price due to product mix having a higher concentration of lamina and changes in customer mix.

Combined cost of goods and services sold decreased $27.6 million, or 14.0%, to $169.7 million for the year ended March 31, 2021 from $197.3 million for the year ended March 31, 2020. This decrease was mainly due to the decrease in sales and other operating revenues.

Combined gross profit as a percent of sales increased slightly to 12.9% for the year ended March 31, 2021 from 12.2% for the year ended March 31, 2020 due to a 5.4% increase in average sales price due to product mix having a higher concentration of lamina and changes in customer mix.

Leaf - Other Regions Supplemental Information
	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions, except per kilo amounts)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021	Year ended March 31, 2020
Kilos sold	194.4	102.5	296.9	306.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$701.1	$355.9	$1,057.0	$1,236.0
Average price per kilo	3.61	3.47	3.56	4.03
Processing and other revenues	26.2	24.6	50.8	46.6
Total sales and other operating revenues	727.3	380.5	1,107.8	1,282.6
Tobacco cost of goods sold:
Tobacco costs	554.1	292.0	846.1	989.0
Transportation, storage and other period costs	39.5	16.9	56.4	57.4
Derivative financial instrument and exchange losses (gains)	1.9	(1.6)	0.3	8.2
Total tobacco cost of goods sold	595.5	307.3	902.8	1,054.6
Average cost per kilo	3.06	3.00	3.04	3.44
Processing and other revenues costs of services sold	16.4	20.0	36.4	33.9
Total cost of goods and services sold	611.9	327.3	939.2	1,088.5
Gross profit	115.4	53.2	168.6	194.1
Selling, general, and administrative expenses	67.1	54.5	121.6	119.0
Other (expense) income, net	(13.3)	0.8	(12.5)	13.2
Restructuring and asset impairment charges	6.3	0.5	6.8	5.5
Goodwill impairment	—	—	—	13.7
Operating income (loss)	$28.7	$(1.0)	$27.7	$69.1

Combined total sales and other operating revenues decreased $174.8 million, or 13.6%, to $1,107.8 million for the year ended March 31, 2021 from $1,282.6 million for the year ended March 31, 2020. This decrease was due to an 11.7% decrease in average sales prices and a 3.2% decrease in volume. The decrease in average sales price was due to changes in foreign exchange rates in Europe and South America and product mix in Africa and Europe having a lower concentration of lamina. This decrease was partially offset by product mix in Asia and South America having a higher concentration of lamina. The decrease in volume was driven by smaller crop sizes in Africa and shipments delayed into fiscal 2022 by the COVID-19 pandemic in Africa and Asia. This decrease was partially offset by higher volume in South America driven by the timing of shipments.

Combined cost of goods and services sold decreased $149.3 million, or 13.7%, to $939.2 million for the year ended March 31, 2021 from $1,088.5 million for the year ended March 31, 2020. This decrease was mainly due to the decrease in sales and other operating revenues.

Combined gross profit as a percent of sales increased slightly to 15.2% for the year ended March 31, 2021 from 15.1% for the year ended March 31, 2020 due to changes in foreign currency exchange rates in Europe and South America.

Combined selling, general, and administrative expenses increased $2.6 million, or 2.2%, to $121.6 million for the year ended March 31, 2021 from $119.0 million for the year ended March 31, 2020 driven by higher accounts receivable write-offs and higher allocations of general corporate services. This increase was partially offset by lower travel expenses due to the COVID-19 pandemic and changes in foreign currency exchange rates in Europe and South America. Combined selling, general, and administrative expenses as a percent of sales increased to 11.0% for the year ended March 31, 2021 from 9.3% for the year ended March 31, 2020 due to the decrease in sales and other operating revenues.

Restructuring and asset impairment charges increased $1.3 million, or 23.6%, to $6.8 million for the year ended March 31, 2021 from $5.5 million for the year ended March 31, 2020. This increase was primarily due to employee separation and impairment charges for certain African operations. Refer to "Note 8. Restructuring and Asset Impairment Charges" to the "Notes to Consolidated Financial Statements" for additional information.

Other Products and Services Segment Supplemental Information

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021	Year ended March 31, 2020
Sales and other operating revenues	$19.9	$9.4	$29.3	$19.9
Cost of goods and services sold	35.9	25.7	61.6	16.8
Gross (loss) profit	(16.0)	(16.3)	(32.3)	3.1
Selling, general, and administrative expenses	34.8	26.2	61.0	64.7
Other income (expense), net	4.0	(0.8)	3.2	(9.6)
Restructuring and asset impairment charges	5.2	—	5.2	0.3
Goodwill impairment	1.1	—	1.1	17.3
Operating loss	$(53.1)	$(43.3)	$(96.4)	$(88.8)

Combined sales and other operating revenues increased $9.4 million, or 47.2%, to $29.3 million for the year ended March 31, 2021 from $19.9 million for the year ended March 31, 2020. This increase was primarily due to an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces, as well as the launch of the GO! cannabinoid product line in Canada. This increase was partially offset by a decrease in e-liquids revenue related to a general industry slow-down amid health and regulatory concerns, and by the global impact of the COVID-19 pandemic.

Combined cost of goods and services sold increased $44.8 million, or 266.7%, to $61.6 million for the year ended March 31, 2021 from $16.8 million for the year ended March 31, 2020. This increase was mainly due to $32.1 million of inventory write-offs of cannabis and industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression, as well as the Company's actions to exit operations of the industrial hemp businesses.

Combined gross (loss) profit as a percent of sales decreased to (110.2)% for the year ended March 31, 2021 from 15.6% for the year ended March 31, 2020. This decrease was mainly due to the inventory write-downs described above.

Combined selling, general, and administrative expenses decreased $3.7 million, or 5.7%, to $61.0 million for the year ended March 31, 2021 from $64.7 million for the year ended March 31, 2020. Combined selling, general, and administrative expenses as a percent of sales decreased to 208.2% for the year ended March 31, 2021 from 325.1% for the year ended March 31, 2020. These decreases were mainly due to the increase in combined sales and other operating revenues and higher expenses in the prior year for the evaluation of a partial monetization of the Company's investments in certain businesses in the segment.

Restructuring and asset impairment charges of $5.2 million for the year ended March 31, 2021 were incurred in connection with employee separation and impairment charges related to the CCAA Proceeding and the restructuring of certain U.S. operations, which included the industrial hemp and CBD businesses. Refer to "Note 8. Restructuring and Asset Impairment Charges" to the "Notes to Consolidated Financial Statements" for additional information.

Goodwill impairment charges of $1.1 million for the year ended March 31, 2021 were related to the full write-off of the carrying value of goodwill for the Other Products and Services - Cannabis reporting unit. Refer to "Note 17. Goodwill and Other Intangible Assets, net" to the "Notes to Consolidated Financial Statements" for additional information.

Comparison of the Year Ended March 31, 2020 to the Year Ended March 31, 2019

For a comparison of our results of operations for the years ended March 31, 2020 to March 31, 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the fiscal year ended March 31, 2020 of Old Pyxus, filed with the SEC on August 24, 2020.

Liquidity and Capital Resources

Overview
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to fiscal year end. Although we believe that our sources of liquidity will be sufficient to fund our anticipated needs for the next twelve months, we anticipate periods during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

As of March 31, 2021, we are in our leaf working capital build. In South America, we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is in its beginning stages. Africa is in the beginning of its buying, processing, and selling season and is utilizing working capital funding as well. Asia, Europe, and North America are still selling and planning for the next crop that is now being grown.

ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the “ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto (the “ABL Lenders”) and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the “ABL Credit Facility”). The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75.0 million, subject to the limitations described below in this paragraph. Under certain conditions, Pyxus Holdings may solicit the ABL Lenders to provide additional revolving loan commitments under the ABL Credit Facility in an aggregate amount not to exceed $15.0 million. The ABL Credit Facility is required to be drawn at all times in an amount greater than or equal to the lesser of (i) 25% of total commitments under the ABL Credit Facility and (ii) $18.75 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

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

Pyxus Holdings’ obligations under the ABL Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company and all of Pyxus Holdings’ material domestic subsidiaries, and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the ABL Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the “ABL Loan Parties”) and (b) secured by certain collateral owned by the ABL Loan Parties.

Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing or (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below the greater of (x) $7.5 million and (y) 10% of the lesser of (A) the commitments under the ABL Credit Facility at such time and (B) the borrowing base at such time (such greater amount being the “Cash Dominion Threshold”), the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a “Dominion Period”) shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, or (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than the Cash Dominion Threshold for a period of 30 consecutive days. No Dominion Period existed as of March 31, 2021. The ABL Credit Agreement governing the ABL Credit Facility contains a covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.00 to 1.00 during any Dominion Period.

The ABL Credit Facility matures on February 24, 2023, subject to extension on terms and conditions set forth in the ABL Credit Agreement. At March 31, 2021, $7.5 million was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $67.5 million outstanding on that date. As of March 31, 2021, Pyxus Holdings was in compliance with all covenants under the ABL Credit Agreement.

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

Pyxus Holdings’ obligations under the Term Loan Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries (the “Foreign Guarantors”), and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the Term Loan Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the “Term Facility Loan Parties”) and (b) secured by certain collateral owned by the Term Facility Loan Parties.

The Term Loans and the Term Loan Credit Facility mature on February 24, 2025. At March 31, 2021, the aggregate principal amount of the Term Loans outstanding was approximately $215.6 million. As of March 31, 2021, Pyxus Holdings was in compliance with all covenants under the Term Loan Credit Agreement.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280.8 million in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to the Indenture (the “Indenture”) dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes bear interest at a rate of 10.00% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Notes are initially guaranteed on a senior secured basis by the Company, all of the Company’s material domestic subsidiaries (other than Pyxus Holdings) and the Foreign Guarantors, on a subordinated basis to the guarantees securing the Term Loan Facility, and each of its future material domestic subsidiaries are required to guarantee the Notes on a senior secured basis (collectively, the "Notes Guarantors"). The obligations of Pyxus Holdings and the Notes Guarantors with respect to the Notes and the Indenture are secured by certain collateral owned by Pyxus Holdings and the Notes Guarantors. The Notes mature on August 24, 2024. At March 31, 2021, the aggregate principal amount of the Notes outstanding was approximately $280.8 million. At March 31, 2021, each of Pyxus Holdings and each guarantor of the Notes was in compliance with all covenants under the Indenture.

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. (“Intabex”), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (the “DDTL Facility Credit Agreement”), dated as of April 23, 2021 (the “Closing Date”), by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the “Parent Guarantors”), (iii) certain funds managed by Glendon Capital Management LP and Monarch Alternative Capital LP, as lenders (collectively and, together with any other lender that is or becomes a party thereto as a lender, the “DDTL Facility Lenders”), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent. The DDTL Facility Credit Agreement establishes a $120.0 million delayed-draw term loan credit facility (the “DDTL Facility”) permitting borrowings by Intabex in up to four draws on or prior to June 30, 2021 in a minimum amount of $30.0 million each (or, if less than $30.0 million remains available under the DDTL Facility, the remaining commitments under the DDTL Facility) (the “DDTL Loans”). The proceeds of the DDTL Loans are to be used to provide ongoing working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

Interest on the aggregate principal amount of outstanding DDTL Loans accrues at an annual rate of LIBOR plus 9.00%, subject to a LIBOR floor of 1.50%, for “LIBOR loans” or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the DDTL Facility Credit Agreement) plus 8.00%. The obligations of Intabex under the DDTL Facility

Credit Agreement (and certain related obligations) are (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that is or becomes a guarantor of borrowings under the Term Loan Credit Agreement (which subsidiaries are referred to collectively, together with the Parent Guarantors, as the “Guarantors”).

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. At June 29, 2021, the DDTL Facility was fully drawn and the aggregate principal amount outstanding was $120.0 million, and the Company and each of the Guarantors were in compliance with all covenants under the DDTL Credit Facility Agreement.

Related Party Transaction
Based on a Schedule 13D filed with the SEC on September 3, 2020 by Glendon Capital Management, L.P., Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,938,792 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D filed with the SEC on September 3, 2020 by Monarch Alternative Capital LP, MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,033,340 shares of the Company’s common stock, representing approximately 24.1% of the outstanding shares of the Company’s common stock. Pursuant to a Shareholders Agreement dated as of August 24, 2020 (the “Shareholders Agreement”) among Pyxus and certain of its shareholders, including Glendon Capital Management L.P., on behalf of its managed funds and accounts, and Monarch Alternative Capital LP, as investment manager of Monarch Special Opportunities Master Fund Ltd, Monarch Debt Recovery Master Fund Ltd and Monarch Capital Master Partners IV LP, Holly Kim and Patrick Fallon were designated to serve as directors of Pyxus and each continues to serve as a director of Pyxus. Ms. Kim is a Partner at Glendon Capital Management L.P. and Mr. Fallon is a Managing Principal at Monarch Alternative Capital LP.

The DDTL Facility Credit Agreement, any and all borrowings thereunder and the guaranty transactions described above were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

African Seasonal Lines of Credit
On August 13, 2020, certain then subsidiaries of Old Pyxus, which are now subsidiaries of the Company, Alliance One International Holdings, Ltd. (“AOI Holdings”) and the subsidiaries in Kenya, Malawi, Tanzania, Uganda and Zambia (collectively, the “African Subsidiaries”) entered into an Amendment and Restatement Agreement (the “Initial TDB Facility Agreement”) with Eastern and Southern African Trade and Development Bank (“TDB”). On August 24, 2020, AOI Holdings, the African Subsidiaries, the Company, Pyxus Parent, Inc., Pyxus Holdings and TDB entered into a Second Amendment and Restatement Agreement (the “TDB Facility Agreement”) to amend and restate the Initial TDB Facility Agreement to add the Company, Pyxus Parent, Inc. and Pyxus Holdings as guarantors thereunder and to otherwise amend provisions thereof to permit the consummation of the transactions contemplated by the Plan. The TDB Facility Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiaries with TDB and supersedes the prior terms in effect. These lines of credit provide borrowings to fund the purchase of leaf tobacco in the respective jurisdictions to be repaid upon the sale of that tobacco. The original aggregate maximum borrowing availability under these separate existing foreign seasonal lines of credit was $255.0 million, and the aggregate borrowings were $240.5 million as of August 13, 2020. Subject to certain conditions, the TDB Facility Agreement increased the maximum aggregate borrowing capacity to $285.0 million, less the amount of outstanding loans borrowed under the existing foreign seasonal lines of credit with TDB. Loans under the TDB Facility Agreement bear interest at LIBOR plus 6%. The TDB Facility Agreement initially provided that it terminated on June 30, 2021 and may be renewed at TDB’s discretion.

On June 24, 2021, the Company and certain of its subsidiaries, including the African Subsidiaries, entered into a letter agreement with TDB to amend the TDB Facility Agreement to, among other things, extend the term of the separate lines of credit of each of the Company’s subsidiaries in Malawi, Tanzania, and Zambia by 365 days, effective from and including July 1, 2021, and to cancel the separate lines of credit of the Companies’ subsidiaries in Kenya and Uganda, effective from and including June 24, 2021(with outstanding borrowings for Kenya and Uganda to be repaid by June 30, 2021). As a result of such amendment, the maximum aggregate borrowing pursuant to the lines of credit under the TDB Facility Agreement is $190.0 million, subject to an increase of an additional $15.0 million upon satisfaction of certain documentation requirements applicable to the line of credit of the Company’s subsidiary in Tanzania. Refer to "Note 30. Subsequent Events" to the "Notes to Consolidated Financial Statements” for additional information.

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

The Company’s subsidiary in Tanzania failed to satisfy a loan-to-value ratio requirement under the TDB Facility Agreement during November and December of 2020 under the TDB Facility Agreement. As a result, TDB was permitted to declare an event of default with respect to the Tanzania subsidiary’s borrowings under its credit facility under the TDB Facility Agreement and demand repayment of that subsidiary’s borrowings, which were approximately $50.4 million at December 31, 2020. TDB entered into a First Amendment and Waiver Letter to the TDB Facility Agreement dated December 30, 2020 (the “TDB Waiver”) in which TDB waived the Tanzania subsidiary’s defaults and adjusted the required loan-to-value ratio for the Tanzania subsidiary for each month through June 2021. The existence of these defaults by the Tanzania subsidiary under the TDB Facility Agreement (the “Tanzania Default”) resulted in defaults and events of default arising under the ABL Credit Facility and the Term Loan Credit Facility, which would have permitted the respective lenders thereunder to demand repayment of the amounts outstanding under the respective facility. In December 2020, the required lenders under each of the ABL Credit Facility and the Term Loan Credit Facility entered into agreements with the Company waiving the defaults and events of default arising under the respective facility as a result of the Tanzania Default.

In April 2021, the Company discovered that, as a result of certain customer invoice coding errors, its subsidiary in Malawi failed to satisfy a loan-to-value ratio requirement under the TDB Facility Agreement at March 31, 2021 and prior periods. The subsidiary in Malawi repaid a portion of its borrowings under its credit facility under the TDB Facility Agreement within the time allotted to cure such failure for the March 31, 2021 loan-to-value ratio requirement under the TDB Facility Agreement and, within three business days after the Company’s discovery of the invoicing errors for the prior periods. TDB waived any default that arose therefrom including with respect to any failure of the subsidiary in Malawi to satisfy the loan-to-value ratio requirement.

Except for the failure by the Malawi subsidiary to satisfy a loan-to-value ratio requirement, which failure was waived as described above, at March 31, 2021, the Company and its subsidiaries party to the TDB Facility Agreement were in compliance with all covenants under the TDB Facility Agreement, as amended by the TDB Waivers, and $168.6 million was available for borrowing under the TDB Facility Agreement, after reducing availability by the aggregate borrowings under the TDB Facility Agreement of $116.4 million outstanding on that date.

Short-Term Borrowings
Excluding its long-term credit arrangements, the Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. At March 31, 2021, the aggregate outstanding borrowings of the Company under these seasonal credit lines was approximately $372.2 million and approximately $345.0 million was available for borrowing under these seasonal credit lines, subject to limitations as provided for in the ABL Credit Agreement. The weighted average variable interest rate for these seasonal lines of credit for the year ended March 31, 2021 was 6.1%. Certain of the foreign seasonal lines of credit, with aggregate outstanding borrowings at March 31, 2021 of approximately $172.5 million, are secured by inventories as collateral of $167.8 million at March 31, 2021.

Additional Information
Additional Information with respect to the ABL Credit Facility, the Term Loan Credit Facility, the Notes and the Indenture, the DDTL Facility, the TDB Facility Agreement and the Company’s seasonal lines of credit, including descriptions of respective affirmative, negative and financial covenants, payment obligations, including certain prepayment obligations, collateral and intercreditor arrangements with respect thereto, provisions establishing events of default thereunder, fees, and other terms and conditions, is set forth in "Note 20. Debt Arrangements" to the "Notes to Consolidated Financial Statements,” and with respect to the DDTL Facility in "Note 30. Subsequent Events" to the "Notes to Consolidated Financial Statements,” which information is incorporated by reference herein.

Working Capital
The following summarizes our working capital:

	Successor	Predecessor	Change
(in millions except for current ratio)	March 31, 2021	March 31, 2020	$	%
Cash and cash equivalents	$92.7	$170.2	(77.5)	(45.5)
Trade and other receivables, net	188.4	239.7	(51.3)	(21.4)
Inventories and advances to tobacco suppliers	771.5	768.9	2.6	0.3
Total current assets	1,122.5	1,232.4	(109.9)	(8.9)
Notes payable to banks	372.2	540.2	(168.0)	(31.1)
Accounts payable	103.5	67.1	36.4	54.2
Advances from customers	12.1	18.8	(6.7)	(35.6)
Current portion of long-term debt	2.1	45.0	(42.9)	(95.3)
Total current liabilities	601.7	789.1	(187.4)	(23.7)
Current ratio	1.9 to 1	1.6 to 1
Working capital	520.8	443.3	77.5	17.5
Long-term debt	551.2	904.3	(353.1)	(39.0)
Stockholders’ equity (deficit) attributable to Pyxus International, Inc.	247.7	(78.0)	325.7	417.6

Our working capital increased to $520.8 million at March 31, 2021 from $443.3 million at March 31, 2020. Our current ratio was 1.9 to 1 at March 31, 2021 and 1.6 to 1 at March 31, 2020. The increase in working capital is attributable to the decrease in short-term borrowings primarily due to lower balances on the African seasonal lines of credit resulting from cash payments and shorter crops resulting in decreased inventory purchases.

Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, short-term borrowings under our foreign seasonal lines of credit, and borrowings under the DDTL Facility. We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. Refer to "Note 20. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines and senior secured credit agreement or indentures, as permitted therein.

The following summarizes our sources and uses of our cash flows:

	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021	Year ended March 31, 2020
Operating activities	$(44.5)	$(182.1)	$(226.6)	$(358.6)
Investing activities	71.8	61.7	$133.5	181.4
Financing activities	(49.3)	63.7	$14.4	159.9
Effect of exchange rate changes on cash	1.7	1.6	$3.3	(7.3)
Decrease in cash, cash equivalents, and restricted cash	(20.3)	(55.1)	$(75.4)	(24.7)
Cash and cash equivalents at beginning of period	93.1	170.2	$263.3	192.0
Restricted cash at beginning of period	24.8	2.9	$27.7	5.8
Cash, cash equivalents, and restricted cash at end of period	$97.6	$118.0	$215.6	$173.1

Net cash used by operating activities decreased on a combined basis for the seven months ended March 31, 2021 and the five months ended August 31, 2020 compared to the twelve months ended March 31, 2020 primarily due to (excluding non-cash activities) decreased inventory driven by smaller crop sizes in Africa and currency devaluation in Europe and South America.

Net cash provided by investing activities decreased on a combined basis for the seven months ended March 31, 2021 and the five months ended August 31, 2020 compared to the twelve months ended March 31, 2020 primarily due to lower collections on beneficial interests on securitized trade receivables driven by lower tobacco sales and lower qualifying receivables available for sale into securitization facilities.

Net cash provided by financing activities decreased on a combined basis for the seven months ended March 31, 2021 and the five months ended August 31, 2020 compared to the twelve months ended March 31, 2020 primarily due to lower net proceeds resulting from higher repayments of short term borrowings and the repayment of the ABL facility in place at the Petition Date, partially offset by proceeds from debtor-in-possession financing facility in place during the pendency of the Chapter 11 Cases and borrowings under ABL Credit Facility.

Fluctuation of the USD versus many of the currencies in which we have costs may have an impact on our working capital requirements. We monitor and hedge foreign currency costs, as needed.

Approximately $50.7 million of our outstanding cash balance at March 31, 2021 was held in foreign jurisdictions. If these funds in foreign jurisdictions were repatriated, the tax cost of repatriation would not have a material financial impact.

Debt Financing
Seasonal liquidity beyond cash flow from operations is provided by our foreign seasonal lines of credit, advances from customers, and sales of accounts receivable. For the years ended March 31, 2021 and 2020, our average short-term borrowings, aggregated peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

	Successor	Predecessor
(in millions)	March 31, 2021	March 31, 2020
Average short-term borrowings	$461.8	$543.1
Aggregated peak short-term borrowings outstanding	$818.9	$712.4
Weighted-average interest rate on short-term borrowings	6.1%	6.9%

Aggregated peak borrowings for fiscal 2021 occurred during the first quarter and were due to the timing of purchases of tobacco and repayments in Africa and South America. Peak borrowings for fiscal 2021 and fiscal 2020 were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2021, refer to "Note 20. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Aggregate Contractual Obligations and Commitments
The following summarizes our contractual cash obligations and other commercial commitments as of March 31, 2021:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2022	Years 2023-2024	Years 2025-2026	After 2026
Long-Term Debt Obligations	$551.2	$—	$68.2	$483.0	$—
Short-Term Debt Obligations(1)	374.3	374.3	—	—	—
Interest on Debt Obligations(2)	191.8	58.5	105.5	27.8	—
Pension and Postretirement Obligations	90.8	11.0	18.2	18.5	43.1
Operating Lease Obligations	57.5	14.0	17.6	9.0	16.9
Tobacco and Other Purchase Obligations	411.1	411.1	—	—	—
Amounts Guaranteed for Tobacco Suppliers	93.5	93.5	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$1,770.2	$962.4	$209.5	$538.3	$60.0

(1) Short-term debt obligations consist of the current portion of long-term debt and our seasonal foreign credit lines.

(2) Interest obligations includes interest for the ABL Facility and other long-term debt. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2021. Furthermore, we assume there will be no additional drawings after March 31, 2021 on the ABL Facility until the maturity on February 24, 2023 in these calculations. These calculations also assume there is no refinancing of debt.

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

Amounts Guaranteed for Tobacco Suppliers
In Africa and South America, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and South America. Refer to "Note 22. Guarantees" to the "Notes to Consolidated Financial Statements" for additional information.

Planned Capital Expenditures
We are estimating $17.2 million in capital investments, primarily in leaf operations, for the 2022 fiscal year for routine replacement of equipment, as well as investments in assets that will add value to the customer or increase efficiency.

Beneficial Interest in Receivables Sold
We sell accounts receivable under two revolving trade accounts receivable securitization programs. Under the agreements, we receive either 80% or 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interest is subordinate to the purchaser of the receivables. Refer to "Note 21. Securitized Receivables” to the "Notes to Consolidated Financial Statements" for additional information.

Tax and Repatriation Matters
We are subject to income tax laws in each of the countries in which we do business through wholly owned subsidiaries and through affiliates. We make a comprehensive review of the income tax requirements of each of our operations, file appropriate returns, and make appropriate income tax planning analyses directed toward the minimization of our income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations. We regularly review the status of the accumulated unremitted earnings of each of our foreign subsidiaries. We would provide deferred income taxes, net of creditable foreign taxes, if applicable, on any earnings that are determined to no longer be indefinitely invested. Refer to "Note 9. Income Taxes” to the "Notes to Consolidated Financial Statements" for additional information.

Critical Accounting Policies and Estimates
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

Application of Fresh Start Reporting
We applied FASB ASC 852 in preparing the consolidated financial statements. For periods subsequent to the Chapter 11 filing and before emergence, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. We elected to apply fresh start reporting using a convenience date of August 31, 2020. We evaluated and concluded that the events between August 24, 2020 and August 31, 2020 were not material to our financial reporting on both a quantitative or qualitative basis.

In accordance with ASC 852 and the application of fresh start reporting, we allocated our reorganization value to our individual assets based on our estimated fair values in conformity with ASC 805, Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740, Income Taxes ("ASC 740"). Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

The Effective Date fair values of the Successor assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor and required the use of a number of judgments, assumptions, and estimates. It is reasonably possible that changes in these judgments, assumptions, and estimates could have a material effect on our allocation of reorganization value to our individual assets. Among the most material judgments, assumptions, and estimates utilized was our determination of reorganization value. The reorganization value was derived from, and falls within the court approved range of, enterprise values associated with the Plan. The enterprise values were based on management projections and the valuation models as determined by the Plan of Reorganization.

We determined the enterprise and corresponding equity value of the Successor using various valuation approaches and methods, including: (i) the income approach using a calculation of the present value of future cash flows based on our financial projections, (ii) the market approach using selling prices of similar business/assets and (iii) the cost approach, using estimated costs to replace or rebuild our assets. We primarily utilized the discounted cash flow (“DCF”) method of the income approach, utilizing detailed revenue and expense projections that reflected the financial and operational facts and circumstances specific to the business. Our future cash flows were projected based on estimates of future revenues, gross margins, operating income, capital expenditures, and other cash flow factors, including income taxes and net working capital requirements. We utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific risk premiums, country risk premiums, and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected our estimate of perpetual growth. We then calculated a present value of the respective cash flows and adjusted for the value of other aspects not reflected in the projections, such as excess net working capital, the value of non-consolidated investments, and non-operating assets and liabilities to arrive at an estimate of fair value under the income approach. We then reconciled the estimated fair value to the court approved range of enterprise values associated with the Plan. Refer to “Note 4. Fresh Start Reporting” to the "Notes to Consolidated Financial Statements" for additional information.

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

We believe it is more likely than not that a portion of the deferred income tax assets may expire as unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not such remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable. Refer to "Note 9. Income Taxes” to the "Notes to Consolidated Financial Statements" for additional information.

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
•Mortality rates: Mortality rates are based on gender-distinct group annuity mortality tables.
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

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $0.8 million in the fiscal year ended March 31, 2022 as compared to March 31, 2021. The cash contribution to our employee benefit plans in fiscal 2021 for the seven months ended March 31, 2021 and the five months ended August 31, 2020 were $3.8 million and $2.3 million respectively, and is expected to be $5.9 million in fiscal 2022.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

(in thousands)	Estimated Change in Projected Benefit Obligation Increase (Decrease)	Estimated Change in Annual Expense Increase (Decrease)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(15,002)	$651
1% decrease in discount rate	$17,490	$(787)

1% increase in salary increase assumption	$171	$42
1% decrease in salary increase assumption	$(159)	$(41)

1% increase in cash balance crediting rate	$814	$24
1% decrease in cash balance crediting rate	$(733)	$(21)

1% increase in rate of return on assets		$(947)
1% decrease in rate of return on assets		$947

Changes in assumptions for other postretirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. Refer to "Note 25. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

Recent Accounting Pronouncements Not Yet Adopted
Information with respect to recent accounting pronouncements not yet adopted is included in "Note 2. New Accounting Standards" to the "Notes to Consolidated Financial Statements," which information is incorporated by reference herein.

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

Foreign exchange rates
Our business is generally conducted in USD, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange (losses) gains of $(1.8) million, $1.4 million, $(4.7) million, and $4.0 million for the seven months ended March 31, 2021, the five months ended August 31, 2020, and the fiscal years ended 2020 and 2019, respectively. We recognized exchange losses of $(0.1) million, $(0.1) million, $(1.2) million, and $(1.6) million related to tax balances in our tax expense for the seven months ended March 31, 2021, the five months ended August 31, 2020, and the fiscal years ended 2020 and 2019, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized (losses) gains of $(4.6) million, $4.4 million, ($0.5) million, and $(9.3) million for the seven months ended March 31, 2021, the five months ended August 31, 2020, and the fiscal years ended 2020 and 2019, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 28.3% or $31.1 million of our total SG&A expenses for the seven months ended March 31, 2021 and approximately 19.9% or $17.5 million of our total SG&A expenses for the five months ended August 31, 2020. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.1 million and $1.8 million for the seven months ended March 31, 2021 and the five months ended August 31, 2020, respectively.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would have increased or decreased our reported interest cost by approximately $7.6 million and $3.7 million for the seven months ended March 31, 2021 and the five months ended August 31, 2020, respectively. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

The Financial Conduct Authority in the United Kingdom intends to phase out LIBOR by the end of 2021. Our seasonal foreign credit lines that contain interest rates benchmarked to LIBOR will include negotiated terms in consideration of this discontinuation for next season's financing. See "Item 1A. Risk Factors" for further information.

Item 8. Financial Statements and Supplementary Data

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Successor	Predecessor
(in thousands, except per share data)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Sales and other operating revenues	$884,328	$447,600	$1,527,261	$1,801,593
Cost of goods and services sold	767,855	402,594	1,302,582	1,550,779
Gross profit	116,473	45,006	224,679	250,814
Selling, general, and administrative expenses	110,007	87,858	199,016	172,831
Other (expense) income, net	(9,615)	(539)	2,133	14,217
Restructuring and asset impairment charges	11,817	566	5,646	4,946
Goodwill impairment	1,082	—	33,759	—
Operating (loss) income	(16,048)	(43,957)	(11,609)	87,254
Loss on deconsolidation of subsidiaries	70,242	—	—	—
Debt retirement expense (benefit)	—	828	—	(1,753)
Interest expense	56,724	46,616	136,656	135,553
Interest income	1,348	1,426	3,850	3,629
Reorganization items:
Gain on settlement of liabilities subject to compromise	—	462,304	—	—
Professional fees	—	(30,526)	—	—
United States trustee fees	—	(970)	—	—
Write-off of unamortized debt issuance costs and discount	—	(5,303)	—	—
Issuance of exit facility shares and DIP financing fees	—	(208,538)	—	—
Other debt restructuring costs	—	(19,442)	—	—
Fresh start reporting adjustments	—	(91,541)	—	—
(Loss) income before income taxes and other items	(141,666)	16,009	(144,415)	(42,917)
Income tax expense	13,215	292	131,789	37,840
Income from unconsolidated affiliates, net	11,875	2,358	5,885	9,589
Net (loss) income	(143,006)	18,075	(270,319)	(71,168)
Net loss attributable to noncontrolling interests	(6,320)	(962)	(5,658)	(701)
Net (loss) income attributable to Pyxus International, Inc.	$(136,686)	$19,037	$(264,661)	$(70,467)

(Loss) earnings per share:
Basic	$(5.47)	$1.91	$(28.93)	$(7.78)
Diluted	$(5.47)	$1.91	$(28.93)	$(7.78)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Successor	Predecessor
(in thousands)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Net (loss) income	$(143,006)	$18,075	$(270,319)	$(71,168)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,004)	4,377	(583)	(9,048)
Pension and other postretirement benefit plans	541	734	(405)	(1,238)
Cash flow hedges	(2,625)	(531)	3,145	(2,614)
Total other comprehensive (loss) income, net of tax	(7,088)	4,580	2,157	(12,900)
Total comprehensive (loss) income	(150,094)	22,655	(268,162)	(84,068)
Comprehensive loss attributable to noncontrolling interests	(6,675)	(1,030)	(5,711)	(452)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(143,419)	$23,685	$(262,451)	$(83,616)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Balance Sheets

	Successor	Predecessor
(in thousands)	March 31, 2021	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$92,705	$170,208
Restricted cash	4,619	2,486
Trade receivables, net	175,912	226,742
Other receivables	12,445	12,997
Accounts receivable, related parties	3,585	5,030
Notes receivable, related parties	11,890	406
Inventories, net	727,893	730,019
Advances to tobacco suppliers, net	43,569	38,877
Recoverable income taxes	4,781	7,562
Prepaid expenses	29,532	23,383
Other current assets	15,569	14,658
Total current assets	1,122,500	1,232,368
Restricted cash	389	389
Long-term notes receivable, related parties	21	7,450
Investments in unconsolidated affiliates	96,356	67,967
Goodwill	36,853	—
Other intangible assets, net	51,417	65,948
Deferred income taxes, net	7,063	2
Long-term recoverable income taxes	4,133	3,038
Other noncurrent assets	40,334	48,434
Right-of-use assets	40,259	41,471
Property, plant, and equipment, net	140,137	295,996
Total assets	$1,539,462	$1,763,063
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$372,174	$540,157
Accounts payable	103,500	67,094
Accounts payable, related parties	22,376	11,820
Advances from customers	12,120	18,810
Accrued expenses and other current liabilities	71,656	89,928
Income taxes payable	8,254	5,049
Operating leases payable	9,529	11,160
Current portion of long-term debt	2,122	45,048
Total current liabilities	601,731	789,066
Long-term taxes payable	7,623	8,543
Long-term debt	551,235	904,316
Deferred income taxes	12,944	22,903
Liability for unrecognized tax benefits	14,835	12,311
Long-term leases	29,508	27,843
Pension, postretirement, and other long-term liabilities	67,646	74,389
Total liabilities	1,285,522	1,839,371
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 25,000 issued and outstanding (9,976 at March 31, 2020)	391,089	469,677
Retained deficit	(136,686)	(488,545)
Accumulated other comprehensive loss	(6,733)	(59,132)
Total stockholders’ equity (deficit) of Pyxus International, Inc.	247,670	(78,000)
Noncontrolling interests	6,270	1,692
Total stockholders' equity (deficit)	253,940	(76,308)
Total liabilities and stockholders' equity	$1,539,462	$1,763,063

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	469,794	(580,706)	(22,573)	(36,660)	—	848	(169,297)
Net income	—	111,198	—	—	—	(314)	110,884
Stock-based compensation	8	—	—	—	—	—	8
Dividends paid	—	—	—	—	—	(180)	(180)
Change in investment in subsidiaries	(1,655)	—	—	—	—	(461)	(2,116)
Other comprehensive income, net of tax	—	—	4,509	240	—	8	4,757
Cancellation of Predecessor equity	(468,147)	469,508	18,064	36,420	—	99	55,944
Balance, August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance, September 1, 2020 (Successor)	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor common stock	391,402	—	—	—	—	—	391,402
Fresh start adjustment to noncontrolling interests	—	—	—	—	—	4,359	4,359
Net loss	—	(5,313)	—	—	—	(485)	(5,798)
Dividends paid	—	—	—	—	—	(123)	(123)
Other comprehensive (loss) income, net of tax	—	—	(828)	—	—	21	(807)
Balance, September 30, 2020 (Successor)	391,402	(5,313)	(828)	—	—	3,772	389,033
Net loss	—	(8,165)	—	—	—	(55)	(8,220)
Fresh start adjustments	(313)	—	—	—	—	(246)	(559)
Other comprehensive (loss) income, net of tax	—	—	(3)	47	(619)	(142)	(717)
Balance, December 31, 2020 (Successor)	391,089	(13,478)	(831)	47	(619)	3,329	379,537
Net loss	—	(123,208)	—	—	—	(5,780)	(128,988)
Deconsolidation of subsidiaries	—	—	—	—	—	8,972	8,972
Dividends paid	—	—	—	—	—	(17)	(17)
Other comprehensive (loss) income, net of tax	—	—	(3,818)	494	(2,006)	(234)	(5,564)
Balance, March 31, 2021 (Successor)	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2019 (Predecessor)	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019 (Predecessor)	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss attributable to Pyxus International, Inc.	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019 (Predecessor)	469,736	(302,199)	(24,334)	(38,139)	(817)	7,388	111,635
Net loss attributable to Pyxus International, Inc.	—	(21,993)	—	—	—	(453)	(22,446)
Stock-based compensation	242	—	—	—	—	—	242
Purchase of noncontrolling interests in a subsidiary	(528)	—	33	—	—	(426)	(921)
Other comprehensive income, net of tax	—	—	1,789	1,111	576	48	3,524
Balance, December 31, 2019 (Predecessor)	469,450	(324,192)	(22,512)	(37,028)	(241)	6,557	92,034
Net loss attributable to Pyxus International, Inc.	—	(164,353)	—	—	—	(4,753)	(169,106)
Stock-based compensation	227	—	—	—	—	—	227
Other comprehensive (loss) income, net of tax	—	—	3	(126)	772	(112)	537
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2018 (Predecessor)	$473,476	$(156,348)	$(12,682)	$(32,580)	$—	$10,962	$282,828
Net loss attributable to Pyxus International, Inc.	—	(759)	—	—	—	(654)	(1,413)
Stock-based compensation	295	—	—	—	—	—	295
Purchase of investment in subsidiary	—	—	—	—	—	5,531	5,531
Other comprehensive (loss) income, net of tax	—	—	(5,136)	366	(1,496)	(175)	(6,441)
Balance, June 30, 2018 (Predecessor)	473,771	(157,107)	(17,818)	(32,214)	(1,496)	15,664	280,800
Net loss attributable to Pyxus International, Inc.	—	(54,634)	—	—	—	(208)	(54,842)
Restricted stock surrender	(8)	—	—	—	—	—	(8)
Stock-based compensation	458	—	—	—	—	—	458
Other comprehensive (loss) income, net of tax	—	—	(257)	973	780	251	1,747
Balance, September 30, 2018 (Predecessor)	474,221	(211,741)	(18,075)	(31,241)	(716)	15,707	228,155
Net (loss) income attributable to Pyxus International, Inc.	—	(5,095)	—	—	—	93	(5,002)
Restricted stock surrender	(20)	—	—	—	—	—	(20)
Stock-based compensation	402	—	—	—	—	—	402
Dividends paid	—	—	—	—	—	(390)	(390)
Impact of adoption of ASU 2018-02	—	2,931	—	(2,931)	—	—	—
Other comprehensive loss, net of tax	—	—	(1,787)	(877)	(1,591)	(523)	(4,778)
Balance, December 31, 2018 (Predecessor)	474,603	(213,905)	(19,862)	(35,049)	(2,307)	14,887	218,367
Net (loss) income attributable to Pyxus International, Inc.	—	(9,979)	—	—	—	68	(9,911)
Stock-based compensation	389	—	—	—	—	—	389
Dividends paid	—	—	—	—	—	(330)	(330)
Purchase of noncontrolling interests in a subsidiary	(6,056)	—	(461)	—	—	(7,012)	(13,529)
Other comprehensive (loss) income, net of tax	—	—	(1,656)	(1,700)	(307)	696	(2,967)
Balance, March 31, 2019 (Predecessor)	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor	Predecessor
(in thousands)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Operating activities:
Net (loss) income	$(143,006)	$18,075	$(270,319)	$(71,168)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	11,839	16,580	35,828	35,747
Loss on deconsolidation of subsidiaries	70,242	—	—	—
Debt amortization/interest	11,272	4,862	12,875	11,843
(Gain) loss on foreign currency transactions	(4,512)	(11,077)	14,105	(2,383)
Asset impairment charges	4,001	213	34,813	891
Bad debt expenses (recovery)	5,700	(1,037)	8,644	6,821
(Income) loss from unconsolidated affiliates, net of dividends	(11,735)	2,915	820	(3,936)
Reorganization items	—	(130,215)	—	—
Changes in operating assets and liabilities, net:
Trade and other receivables	(128,114)	10,101	(186,334)	(258,984)
Inventories and advances to tobacco suppliers	112,062	(123,833)	(82,639)	32,725
Deferred items	3,309	637	105,977	9,356
Recoverable income taxes	(1,189)	1,737	(2,955)	(884)
Payables and accrued expenses	44,923	3,821	(15,607)	7,435
Advances from customers	(4,801)	562	3,354	(5,703)
Current derivative asset	(917)	—	—	(3,495)
Prepaid expenses	6,941	(2,812)	(16,945)	(1,916)
Income taxes	457	4,188	2,462	(2,302)
Other operating assets and liabilities	(16,127)	39,092	(11,388)	(1,900)
Other, net	(4,820)	(15,870)	8,687	(428)
Net cash used by operating activities	(44,475)	(182,061)	(358,622)	(248,281)

Investing activities:
Purchases of property, plant, and equipment	(16,628)	(7,757)	(61,063)	(47,539)
Proceeds from sale of property, plant, and equipment	947	311	9,677	5,148
Collections on beneficial interests on securitized trade receivables	94,062	74,328	240,994	242,966
Loans to unconsolidated affiliates	—	—	(5,250)	—
DIP loan to deconsolidated subsidiary	(5,790)	—	—	—
Payments to acquire businesses, net of cash acquired	—	(4,805)	—	—
Payments to acquire additional interests, net of cash acquired	—	—	—	(8,692)
Other, net	(767)	(420)	(3,005)	3,391
Net cash provided by investing activities	71,824	61,657	181,353	195,274

Financing activities:
Net proceeds (repayments) of short-term borrowings	(83,895)	(99,969)	122,524	23,043
Proceeds from DIP facility	—	206,700	—	—
Repayment of DIP facility	—	(213,418)	—	—
Proceeds from term loan facility	—	213,418	—	—
Proceeds from 10.0% first lien notes	—	280,844	—	—
Repayment of 8.5% first lien notes	—	(280,844)	—	—
Proceeds from revolving loan facilities	37,500	27,438	44,900	—
Proceeds from long-term borrowings	670	2,568	500	—
Repayment of long-term borrowings	(119)	(93)	(335)	(25,132)
Repayment of revolving loan facilities	—	(44,900)	—	—
Repayment of second lien notes	—	(1,199)	—	—
Share repurchases	—	(1,000)	—	—
Debt issuance costs	(3,291)	(8,486)	(6,313)	(5,285)
Additional investment in consolidated affiliates	—	—	(921)	(13,470)
DIP financing fees	—	(9,344)	—	—
Other debt restructuring costs	—	(7,574)	—	—
Other, net	(183)	(472)	(480)	(788)
Net cash (used) provided by financing activities	(49,318)	63,669	159,875	(21,632)

Effect of exchange rate changes on cash	1,706	1,628	(7,333)	4,416

Decrease in cash, cash equivalents, and restricted cash	(20,263)	(55,107)	(24,727)	(70,223)
Cash and cash equivalents at beginning of period	93,138	170,208	192,043	264,660
Restricted cash at beginning of period	24,838	2,875	5,767	3,373
Cash, cash equivalents, and restricted cash at end of period	$97,713	$117,976	$173,083	$197,810

Other information:
Cash paid for income taxes, net	$11,724	$5,560	$20,549	$26,634
Cash paid for interest	44,314	54,233	121,179	125,055
Cash received from interest	(1,444)	(1,356)	(4,066)	(3,845)
Cash paid for reorganization items	—	7,314	—	—

Noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	1,060	1,759	2,087	7,095
Sales of property, plant, and equipment included in notes receivable	81	304	334	1,957
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	105,118	66,821	229,751	247,386
Cancellation of second lien notes	—	(634,487)	—	—

See "Notes to Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

Pyxus International, Inc. (the “Company” or “Pyxus”) is a global agricultural company with more than 145 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. As the context requires, the “Company” and “Pyxus” also includes the consolidated subsidiaries of Pyxus International, Inc.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to annual reporting on Form 10-K.

The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”) in preparing the consolidated financial statements. For periods subsequent to the Chapter 11 filing, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined below). The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the “Fresh Start Reporting Date”). The Company evaluated and concluded that the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to “Note 4. Fresh Start Reporting” for additional information.

Due to the application of fresh start reporting, the pre-emergence and post-emergence periods are not comparable. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor and Successor periods in the consolidated financial statements and footnote tables. References to “Successor” relate to our financial position and results of operations after August 31, 2020. References to “Predecessor” relate to our financial position and results of operations on or before August 31, 2020.
Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), Old Holdco, Inc. (then named Pyxus International, Inc.) (“Old Pyxus”) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC, and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is a subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Refer to “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.
Reorganization Items
Expenditures, gains, and losses that were realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items in the consolidated statements of operations. Reorganization items are primarily composed of write-off of unamortized debt issuance costs and discount, fresh start reporting adjustments, legal, valuation, and consulting professional fees pertaining to the Chapter 11 Cases, United States trustee fees, DIP financing fees, other debt restructuring costs, gain on settlement of liabilities subject to compromise, and the issuance of exit facility shares.

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

Broad economic factors from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions in the markets in which we operate continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. Due to the scope of our operations, including emerging markets, and our sale to customers around the world, the impact of the COVID-19 pandemic on our operations and the demand for our products may not coincide with impacts experienced in the United States in the event that the impacts in the United States improve over time due to increased vaccinations or improved medical treatments. Accordingly, to the extent that the impact of the COVID-19 pandemic in the United States may improve over time, results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world. We cannot predict the extent or duration of the COVID pandemic, the effects of the COVID pandemic on the global, national or local economy, or the effect of the COVID pandemic on our business, financial position, results of operations, and cash flows.

CCAA Proceeding
On January 21, 2021, Figr Norfolk Inc. (“Figr Norfolk”) and Figr Brands, Inc. (“Figr Brands”), which are indirect subsidiaries of the Company, and Canada’s Island Garden Inc. (“Figr East,” and together with Figr Norfolk and Figr Brands, the “Canadian Cannabis Subsidiaries”), which, prior to its sale on June 28, 2021 was an indirect subsidiary of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) in Ontario, Canada as Court File No. CV-21-00655373-00CL (the “CCAA Proceeding”). On January 21, 2021 (the “Order Date”), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the “Monitor”).

The Canadian Cannabis Subsidiaries collectively operate businesses, under licenses issued by Health Canada, for the production and sale of cannabis products to retailers in Canada. The Canadian Cannabis Subsidiaries are the only subsidiaries of the Company engaged in such business. Refer to “Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries” for additional information.

Deconsolidation
In accordance with ASC 810, Consolidation ("ASC 810"), a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest in that subsidiary, or if the parent no longer has the power to direct the activities that most significantly affect the subsidiary’s economic performance. Due to the CCAA Proceeding, the Company lost control of the Canadian Cannabis Subsidiaries and they were deconsolidated from the Company's financial statements as of the Order Date due to the CCAA Proceeding and the appointment of the Monitor. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment. Refer to "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

Related Party Relationship
The commencement of the CCAA Proceeding and the subsequent deconsolidation results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries are treated as related party transactions. Refer to "Note 28. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries from January 21, 2021 to March 31, 2021.

Discontinued Operations
The Company determined the Canadian Cannabis Subsidiaries do not meet the qualifications as outlined under ASC 205-20, Discontinued Operations ("ASC 205-20") to be reported as discontinued operations. The Company reached this conclusion as the Canadian Cannabis Subsidiaries do not represent, individually or in the aggregate, a ‘strategic shift’ that has a major effect on the consolidated operations and financial results of the Company.

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

Variable Interest Entities
The Company holds variable interests in multiple variable interest entities, which primarily procure or process inventory on behalf of the Company or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The Company is not the primary beneficiary of the majority of these entities as it does not have the power to direct the activities that most significantly impact the economic performance of the entities, due to the entities’ management and board of directors’ structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Criticality and Humble Juice, consolidated entities for which the related intercompany accounts and transactions have been eliminated. Creditors of the Company’s variable interest entities do not have recourse against the general credit of the Company.

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

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the Company's estimates and assumptions. Estimates are used in accounting for, among other things, determining the entity's enterprise value upon emergence from the Chapter 11 Cases, revenue recognition, pension and postretirement health care benefits, inventory reserves, accounts receivable reserves, bank loan guarantees to suppliers and unconsolidated subsidiaries, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil, fair value determinations of financial assets and liabilities, including derivatives, securitized beneficial interests, and counterparty risk.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation in the consolidated statements of cash flows.

Segment Information
As a result of the deconsolidation of the Canadian Cannabis Subsidiaries, as of March 31, 2021, the Company's operations are managed and reported in nine operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. In reviewing operations, the Company concluded that the economic characteristics of Leaf - North America operations were dissimilar from the other Leaf geographic operating segments in Africa, Asia, Europe, and South America, which have been consolidated into one reportable segment, "Leaf - Other Regions". The four other operating segments are aggregated into the "Other Products and Services" reportable segment as they do not meet the quantitative thresholds to be individually reportable. The Other Products and Services segment included, for periods prior to the Order Date, the Canadian Cannabis Subsidiaries. These segment groupings are consistent with information used by the chief operating decision maker to assess performance and allocate resources.

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
•Other Products and Services primarily consists of e-liquid products and industrial hemp and included, for periods prior to the Order Date, the Canadian Cannabis Subsidiaries. E-liquids and industrial hemp products are sold through retailers and directly to consumers via e-commerce platforms and other distribution channels. The Canadian Cannabis

Subsidiaries collectively operate businesses, under licenses issued by Health Canada, for the production and sale of cannabis products to retailers in Canada.

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

Contract Balances
The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's trade receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

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

The Company believes it is more likely than not that a portion of the deferred income tax assets may expire as unused and has established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, the Company believes it is more likely than not such remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable.

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

Advances to Tobacco Suppliers, Net
The Company purchases seeds, fertilizer, pesticides, and other products related to growing tobacco and advances them to tobacco suppliers to assist in crop production. These seasonal advances are short term, represent prepaid inventory, and are recorded as advances to tobacco suppliers. Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified from advances to unprocessed inventory.

The Company also has noncurrent advances, which generally represent the cost of advances to tobacco suppliers for infrastructure, such as curing barns, recovered through the delivery of tobacco to the Company by the tobacco suppliers. Tobacco suppliers may not be able to settle the entire amount of advances due in a given year. In these situations, the Company may allow the farmers to deliver tobacco over future crop years to recover its advances. Noncurrent advances to tobacco suppliers are recorded in other noncurrent assets in the consolidated balance sheets.

The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which reports advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. Unrecovered advances are recorded in cost of goods and services sold in the consolidated statements of operations for abnormal yield adjustments or unrecovered advances from prior crops. Normal yield adjustments are capitalized into the cost of the current crop and are recorded in cost of goods and services sold as that crop is sold.

Goodwill and Other Intangible Assets
The Company's goodwill was primarily recorded upon emergence from the Chapter 11 Cases in accordance with ASC 852. Goodwill represents the excess of reorganization value over fair value of identified assets and liabilities allocated to the appropriate each reporting unit. A reporting unit is an operating segment, or one level below an operating segment, referred to as a component. The components within the Company’s operating segments are aggregated into nine reporting units due to their similar economic characteristics. Goodwill is not subject to amortization and is tested for impairment annually, on the first day of the fourth quarter of the fiscal year, or whenever events and circumstances indicate that impairment may have occurred.

The Company utilizes a qualitative assessment to evaluate whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the Company's qualitative assessment indicates that it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is performed. Otherwise, the Company performs a quantitative assessment using the discounted cash flow (“DCF”) method of the income approach. The future cash flows of the Company’s reporting units are projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilizes estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method are based on a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific reporting unit risks, country risk premiums, and capital structure. A terminal value estimated growth rate is applied to the final year of the projected period and reflects the Company’s estimate of perpetual growth. The Company then calculates a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach.

The Company has intangible assets with definite useful lives. These intangible assets are assessed annually and tested for impairment whenever factors indicate that the carrying amount may not be recoverable. The trade name, customer relationship, technology, and license intangibles are amortized on a straight-line basis over twenty, eight to twenty years, fifteen, and five to twenty years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Technology includes internally developed software, which is amortized on a straight-line basis over three to five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. Amortization expense associated with finite-lived intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

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

Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a range of nine to forty years. Machinery and equipment are depreciated over a range of two to nineteen years. Repairs and maintenance costs are expensed as incurred. The cost of major improvements are capitalized. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the balance sheet accounts and the resulting gain or loss is included in other income (expense), net in the consolidated statements of operations.

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

Pension and Other Postretirement Benefits

Retirement Benefits
The Company sponsors multiple benefit plans. The Company has a defined benefit plan that provides retirement benefits for certain U.S. salaried personnel based on years of service rendered, age, and compensation. The Company also maintains various other excess benefit and supplemental plans that provide additional benefits to certain individuals in key positions and individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code. In addition, a Supplemental Retirement Account Plan defined contribution plan is maintained. Additional non-U.S. plans sponsored by certain subsidiaries cover certain of the full-time employees located in Germany, Turkey, and the United Kingdom.

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

The financial statements of foreign subsidiaries, for which the USD is the functional currency and which have certain transactions denominated in a local currency, are remeasured into USD. The remeasurement of local currencies into USD results in remeasurement adjustments that are included in net income. Exchange gains (losses) from remeasurement are recorded in cost of goods and services sold and other income (expense), net within the consolidated statements of operations.

Securitized Receivables
The Company sold trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the facilities, the receivables sold for cash are removed from the consolidated balance sheets. Under the first and second facilities, a portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors.

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

The difference between the carrying amount of the receivables sold under these facilities and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in other income (expense), net in the statements of consolidated operations. Program costs are recorded in other income (expense), net in the statements of consolidated operations.

Stock-Based Compensation
Prior to the Company’s emergence from the Chapter 11 Cases, Old Pyxus’ shareholders approved the 2016 Incentive Plan (the “2016 Plan”) at its Annual Meeting of Shareholders on August 12, 2016. The 2016 Plan is the successor to the 2007 Incentive Plan (the “2007 Plan”), which was amended on August 11, 2011 and August 6, 2009. The 2016 Plan is an omnibus plan that provided the Company the flexibility to grant a variety of stock-based awards including stock options, restricted stock, restricted stock units, performance-based restricted stock units, and cash-settled awards to its officers, directors, and employees. The Company estimated forfeitures of stock-based awards using historical experience. Stock-based compensation expense was included in selling, general, and administrative expenses in the statements of consolidated operations.

Subsequent to the Company’s emergence from the Chapter 11 Cases, the Company’s Board of Directors adopted the 2020 Incentive Plan (the “2020 Plan”) on November 18, 2020. The 2020 Plan provides the Company the flexibility to grant a variety of stock-based awards including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, and incentive awards to its officers, directors, and employees. For stock-based awards without performance conditions, the Company recognizes stock-based compensation cost on a straight-line basis over the vesting period of the award. For stock-based awards with performance conditions, the Company recognizes stock-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company estimates forfeitures of stock-based awards using historical experience. Stock-based compensation expense is included in selling, general, and administrative expenses in the statements of consolidated operations.

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
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes during interim periods when there are changes in tax laws or when year-to-date losses exceed anticipated losses, and the recognition of deferred tax liabilities for outside basis differences in foreign investments. This guidance also simplifies aspects of the accounting for franchise taxes that are partially based on income, separate financial statements of legal entities not subject to tax, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for the Company on April 1, 2021, with early adoption permitted. This new accounting standard will not have a material impact on the Company's consolidated financial statements and related disclosures.

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

Transactions in Connection with Emergence

As contemplated by the Plan, certain transactions were effected on or prior to the effectiveness of the Plan, including the following:

•Three new Virginia corporations (i.e., the Company (then known as “Pyxus One, Inc.”), Pyxus Parent, Inc. and Pyxus Holdings) were organized.
•Pyxus Parent, Inc. issued all of its equity interests to the Company in exchange for 25,000 shares of common stock, no par value, of the Company (such common stock is referred to as “New Common Stock” and the 25,000 shares of which are referred to as the “Equity Consideration”). Pyxus Holdings then issued all of its equity interests to Pyxus Parent, Inc. in exchange for the Equity Consideration.
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
•Old Pyxus provided for the distribution of (i) the Notes to the Holders of Allowed First Lien Notes Claims pursuant to the Plan, (ii) approximately 12,500 shares of New Common Stock to Holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to receive New Common Stock under the Second Lien Notes Stock Option (as defined in the Plan) pursuant to the Plan, (iii) cash to the Holders of Allowed Second Lien Notes Claims that elected to take or are deemed to elect to take the Second Lien Notes Cash Option (as defined in the Plan), (iv) cash to the Qualifying Holders (as defined in the Plan) of the common stock of Old Pyxus pursuant to the Plan, (v) the Term Loans under the Term Loan Credit Facility and approximately 11,100 shares of New Common Stock to the Holders of the DIP Facility Claims pursuant to the Plan, and (vi) approximately 1,400 shares of New Common Stock in satisfaction of the Second Lien Notes RSA Fee Shares (as defined in the Plan) and in satisfaction of the Backstop Fee Shares (as defined in the Plan) to the persons entitled thereto pursuant to the terms and conditions of the Restructuring Support Agreement, dated June 14, 2020, by and among Old Pyxus and certain of its creditors party thereto, which was filed as Exhibit 10.1 to the Current Report on Form 8-K of Old Pyxus filed on June 15, 2020.
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

ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the “ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the “ABL Credit Facility”). The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. The ABL Credit Facility matures on February 24, 2023, subject to potential extension on terms and conditions set forth in the ABL Credit Agreement. Refer to “Note 20. Debt Arrangements” for a description of the ABL Credit Agreement and the ABL Credit Facility.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the “Term Loan Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish a term loan credit facility in an aggregate principal amount of approximately $213,418 (the “Term Loan Credit Facility”). The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility (the "DIP Facility”), and related fees, were converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility. The loans made under the Term Loan Credit Facility (the “Term Loans”) and the Term Loan Credit Facility mature on February 24, 2025. Refer to “Note 20. Debt Arrangements” for a description of the Term Loan Credit Agreement, the Term Loan Credit Facility and the Term Loans.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to an Indenture (the “Indenture”) dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes mature on August 24, 2024. Refer to “Note 20. Debt Arrangements” for a description of the Notes and the Indenture.

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

The identified intangible assets of $70,999, which principally consisted of trade names, technology, licenses, and customer relationships, were also valued with the assistance of financial advisors and were estimated based on either the relief-from-royalty or multi-period excess earnings methods. Significant assumptions included discount rates and certain assumptions that form the basis of the forecasted results such as revenue growth rates, margins, customer attrition, and royalty rates. Some of these estimates are inherently uncertain and may be affected by future economic and market conditions.

Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet as of August 31, 2020 reflect the effects of the transactions contemplated by the Plan and executed on the Fresh Start Reporting Date (reflected in the column entitled “Reorganization Adjustments”) as well as the fair value and other required accounting adjustments resulting from the adoption of fresh start reporting (reflected in the column entitled “Fresh Start Reporting Adjustments”).

	August 31, 2020
				Fresh Start Reporting Adjustments
	Predecessor	Reorganization Adjustments		As Reported at September 30, 2020	As Adjusted at December 31, 2020		Successor
Assets
Current assets
Cash and cash equivalents	$111,427	$(18,289)	(1)	$—	$—		$93,138
Restricted cash	2,949	21,500	(2)	—	—		24,449
Trade receivables, net	152,309	—		—	—		152,309
Other receivables	13,227	—		—	—		13,227
Accounts receivable, related parties	2,780	—		—	—		2,780
Inventories, net	861,851	—		—	—		861,851
Advances to tobacco suppliers, net	44,061	—		—	—		44,061
Recoverable income taxes	5,830	—		—	—		5,830
Prepaid expenses	34,350	—		—	—		34,350
Other current assets	15,059	—		—	—		15,059
Total current assets	1,243,843	3,211		—	—		1,247,054
Restricted cash	389	—		—	—		389
Investments in unconsolidated affiliates	54,460	—		13,291	30,531	(13)	84,991
Goodwill	6,120	—		48,756	31,815	(14)	37,935
Other intangible assets, net	64,924	—		1,596	6,075	(15)	70,999

Deferred income taxes, net	125	—		9,638	7,484	(16)	7,609
Long-term recoverable income taxes	3,130	—		—	—		3,130
Other noncurrent assets	45,821	3,139	(3)	(310)	(310)	(17)	48,650
Right-of-use assets	39,576	—		(4,281)	(4,281)	(18)	35,295
Property, plant, and equipment, net	299,293	—		(124,965)	(125,820)	(19)	173,473
Total assets	$1,757,681	$6,350		$(56,275)	$(54,506)		1,709,525
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$461,783	$—		$—	$—		$461,783
DIP financing	206,700	(206,700)	(4)	—	—		—
Accounts payable	58,813	334	(5)	25	25		59,172
Accounts payable, related parties	26,125	—		—	—		26,125
Advances from customers	23,967	—		—	—		23,967
Accrued expenses and other current liabilities	113,118	(31,853)	(6)	(1,792)	(1,792)	(20)	79,473
Income taxes payable	8,319	—		—	—		8,319
Operating leases payable	11,083	—		(992)	(992)	(21)	10,091
Current portion of long-term debt	90	—		—	—		90
Total current liabilities	909,998	(238,219)		(2,759)	(2,759)		669,020
Long-term taxes payable	7,623	—		—	—		7,623
Long-term debt	277,090	250,546	(7)	(15,304)	(15,304)	(22)	512,332
Deferred income taxes	20,749	91	(8)	(10,070)	(7,742)	(23)	13,098
Liability for unrecognized tax benefits	13,420	—		—	—		13,420
Long-term leases	25,728	—		(2,263)	(2,263)	(21)	23,465
Pension, postretirement, and other long-term liabilities	71,898	—		3,467	3,467	(24)	75,365
Total liabilities not subject to compromise	1,326,506	12,418		(26,929)	(24,601)		1,314,323
Liabilities subject to compromise
Debt subject to compromise	635,686	(635,686)	(9)	—	—		—
Accrued interest on debt subject to compromise	26,156	(26,156)	(9)	—	—		—
Total liabilities subject to compromise	661,842	(661,842)		—	—		—
Total liabilities	1,988,348	(649,424)		(26,929)	(24,601)		1,314,323

Stockholders’ equity
Common Stock— no par value:
Predecessor common stock (shares)	9,976	(9,976)		—	—		—
Successor common stock (shares)	—	25,000		—	—		25,000
Predecessor additional paid-in capital	468,147	(468,147)	(10)	—	—		—
Successor additional paid-in capital	—	391,402	(11)	—	(313)		391,089
Retained deficit	(644,250)	728,160	(12)	(83,910)	(83,910)	(25)	—
Accumulated other comprehensive loss	(54,484)	—		54,484	54,484	(26)	—
Total stockholders’ equity (deficit) of Pyxus International, Inc.	(230,587)	651,415		(29,426)	(29,739)		391,089
Noncontrolling interests	(80)	4,359		80	(166)		4,113
Total stockholders’ equity (deficit)	(230,667)	655,774		(29,346)	(29,905)		395,202
Total liabilities and stockholders’ equity	$1,757,681	$6,350		$(56,275)	$(54,506)		$1,709,525

(1) The following summarizes the change in cash and cash equivalents:

Proceeds from ABL Credit Facility, net of debt issuance costs	$26,861
Repayment of DIP Facility	(213,418)
Proceeds from Term Loan Credit Facility	213,418
Proceeds from 10.0% first lien notes	280,844
Repayment of 8.5% first lien notes	(280,844)
Payment to fund professional fee escrow account	(21,500)
Payment of other professional and administrative fees	(11,828)
Payment of accrued interest on DIP Facility	(494)
Payment to holders of Predecessor second lien notes that elected the cash option	(1,199)
Payment to holders of Predecessor common stock	(1,000)
Payment of accrued interest on prepetition Predecessor first lien notes	(9,129)
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

5. CCAA Proceeding and Deconsolidation of Subsidiaries

CCAA Proceeding
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

On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for an estimated purchase price of Cdn.$5,000. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement is subject to approval of the buyers by Health Canada and the satisfaction of certain other conditions.

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an estimated aggregate purchase price of Cdn.$24,750. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The consummation of the sale of Figr East and certain intangible assets of Figr Brands occurred on June 28, 2021.

The amount of recovery that the Company may receive from the sale of the assets of Figr Norfolk, the sale of the outstanding equity of Figr East, and the sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries. Refer to "Note 30. Subsequent Events" for additional information.

Canadian DIP Financing
Pursuant to the Canadian DIP Facility, another non-U.S. subsidiary of Pyxus (the "DIP Lender") provides Figr Brands with in an initial amount of up to Cdn.$8,000 in secured debtor-in-possession financing to permit Figr Brands, the parent entity of Figr East and Figr Norfolk, to fund the working capital needs of the Canadian Cannabis Subsidiaries in accordance with the cash flow projections approved by the Monitor and the DIP Lender, which following approval by the Canadian Court was increased to Cdn.$16,000. These payments also fund fees and expenses to be paid to the DIP Lender, professional fees and expenses incurred by the Canadian Cannabis Subsidiaries and the Monitor in respect of the CCAA Proceeding, and such other costs and expenses of the Canadian Cannabis Subsidiaries as may be agreed to by the DIP Lender. As of March 31, 2021, the terms of the Canadian DIP Facility included the following:

•Loans bear interest at a rate of 8% per annum;
•Loans under the Canadian DIP Facility are guaranteed by Figr East and Figr Norfolk;
•Loans under the Canadian DIP Facility are secured by all of the properties, assets, and undertakings of the Canadian Cannabis Subsidiaries, as may be reasonably requested by the DIP Lender;
•The Canadian DIP Facility expires on September 3, 2021, and all outstanding loans are due and payable at that time; and
•Conditions to borrowing, representations, warranties, covenants, and agreements, as well as events of default and remedies, typical for this type of facility for a company in a proceeding under the CCAA.

Deconsolidation of Subsidiaries
While the Canadian Cannabis Subsidiaries have been majority owned by the Company, the administration of the CCAA Proceeding, including the Canadian Court’s appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries, and the deconsolidation of the Canadian Cannabis Subsidiaries’ assets and liabilities and elimination of their equity components from the Company’s consolidated financial statements as of January 21, 2021. The Canadian Cannabis Subsidiaries’ financial results are included in the Company’s consolidated results through January 20, 2021, which is the day prior to the Order Date. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment.

Prior to the deconsolidation, the carrying value of the Company's related party note receivable from the Canadian Cannabis Subsidiaries was $153,860. The Company fully impaired its equity investment in the Canadian Cannabis Subsidiaries, effective as of the Order Date, based on the Canadian Cannabis Subsidiaries carrying a retained deficit of $77,518 and based on offers the Company received to buy the Canadian Cannabis Subsidiaries or certain assets and the allocation of consideration among the assets to be sold, as reflected in the sales agreements approved by the Canadian Court. Following consummation of the contemplated sales of the Canadian Cannabis Subsidiaries, and after repayment of the Canadian DIP Facility and satisfaction of administrative expenses from the CCAA Proceeding, the Company estimated recovering aggregate net cash consideration of $6,100, which represents the fair value of the related party note receivable retained by the Company. As a result, the Company recorded a net loss of $70,242 for the year ended March 31, 2021 associated with the deconsolidation of the Canadian Cannabis Subsidiaries, which was calculated as follows:

Carrying value of related party note receivable	$153,860
Fair value of related party note receivable	6,100
Impairment of related party note receivable	(147,760)
Gain on elimination of retained deficit	77,518
Loss on deconsolidation	$(70,242)

The amount of recovery with respect to the related-party note receivable is dependent on the actual amount of administrative claims in the CCAA Proceeding, the amount of claims of unsecured creditors against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company’s interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries, all of which matters are presently uncertain. In the event the Company's interests are not so treated as debt claims by the Canadian Court, the Company may be unable to recover a substantial portion or all of the estimated fair value of the related-party note receivable and may incur additional impairment with respect thereto.

Upon deconsolidation, the Company accounted for its investment in the Canadian Cannabis Subsidiaries using the cost method of accounting. While the Company was the largest creditor and the majority shareholder of the Canadian Cannabis Subsidiaries, the claims of each creditor in the CCAA Proceeding were impaired, other than claims under the Canadian DIP Facility and certain administrative claims. In addition, as result of the sale transactions, the Company did not regain control of the businesses operated by the Canadian Cannabis Subsidiaries after their emergence from the CCAA Proceeding. Lastly, the Canadian Court (not the Company) had the final authority to approve or reject a plan to sell the Canadian Cannabis Subsidiaries, which occurs upon the approval of a Plan of Liquidation by the Canadian Court. As a result, the Company did not exercise significant influence over the operating and financial decisions of the Canadian Cannabis Subsidiaries due to the commencement of the CCAA Proceeding and the appointment of the Monitor.

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries are treated as related-party transactions. Refer to "Note 28. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries from January 21, 2021 to March 31, 2021.

6. Revenue Recognition

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. Other products and services revenue is primarily composed of revenue from the sale of legal cannabis in Canada (for periods prior to the deconsolidation of the Canadian Cannabis Subsidiaries) and e-liquids product revenue. The following disaggregates sales and other operating revenues by major source:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Leaf - North America:
Product revenue	$113,431	$51,211	$192,545
Processing and other revenues	23,764	6,523	32,162
Total sales and other operating revenues	137,195	57,734	224,707

Leaf - Other Regions:
Product revenue	701,076	355,902	1,236,041
Processing and other revenues	26,175	24,595	46,575
Total sales and other operating revenues	727,251	380,497	1,282,616

Other Products and Services:
Total sales and other operating revenues	19,882	9,369	19,938

Total sales and other operating revenues	$884,328	$447,600	$1,527,261

Significant Judgments
The following summarizes activity in the claims allowance:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Balance, beginning of period	$880	$1,130	$1,460
Additions	2,963	642	2,018
Payments	(2,013)	(892)	(2,348)
Balance, end of period	$1,830	$880	$1,130

Contract Balances
The following summarizes activity in the allowance for expected credit losses:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Balance, beginning of period	$(15,361)	$(15,893)	$(13,381)
Additions	(5,809)	—	(8,644)
Write-offs	270	532	6,132
Balance, end of period	(20,900)	(15,361)	(15,893)
Trade receivables	196,812	167,670	242,635
Trade receivables, net	$175,912	$152,309	$226,742

Taxes Collected from Customers
Value-added taxes were $21,819, $25,187, and $23,188 for the years ended March 31, 2021, 2020, and 2019, respectively.

7. Other Income (Expense), Net

The following summarizes the significant components of other income (expense), net:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Other sales of assets and expenses	$(9,384)	$(678)	$(10,053)	$2,497
Sales of Brazilian intrastate trade tax credits	—	2,938	9,039	10,418
Foreign currency gain on Figr related party note	14,902	—	—	—
Loss on settlement for Brazilian IPI credits	(12,666)	—	—	—
Gain on sales of fixed assets	310	112	6,539	2,080
Loss on sale of receivables	(2,784)	(2,907)	(4,803)	(6,816)
Gain (loss) from insurance claims	7	(4)	1,411	6,038
Total	$(9,615)	$(539)	$2,133	$14,217

Refer to "Note 21. Securitized Receivables" and "Note 26. Contingencies and Other Information" for additional information.

8. Restructuring and Asset Impairment Charges

The Company continues to focus on efficiency and cost savings across its business. During the year ended March 31, 2021, the Company commenced actions to cease operations of its industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products, by its subsidiary, Criticality LLC (“Criticality”). In addition, Pyxus continued its focus on company-wide cost saving initiatives. The employee separation and impairment charges are primarily related to continued restructuring of certain U.S. operations, which included Criticality, and certain African operations.

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

The following summarizes the Company's restructuring and asset impairment charges:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Beginning balance	$567	$407	$1,843	$107
Period Charges:
Employee separation charges (recoveries)	7,816	353	4,592	4,055
Payments	(3,773)	(193)	(6,028)	(2,319)
Ending balance	$4,610	$567	$407	$1,843
Asset impairment and other noncash charges	4,001	213	1,054	891
Total restructuring and asset impairment charges	$11,817	$566	$5,646	$4,946

The following summarizes the employee separation and other cash charges by reportable segment:

	Successor
	Seven months ended March 31, 2021			Five months ended August 31, 2020
	Other Products and Services	Leaf - North America	Leaf - Other Regions	Other Products and Services	Leaf - North America	Leaf - Other Regions
Beginning balance	$—	$312	$255	$—	$—	$407
Period charges (recoveries)	2,209	2,419	3,188	—	312	40
Payments	(68)	(1,325)	(2,380)	—	—	(192)
Ending balance	$2,141	$1,406	$1,063	$—	$312	$255

	Predecessor
	Year Ended March 31, 2020		Year Ended March 31, 2019
	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$1,621	$222	$—	$107
Period charges (recoveries)	8	4,584	2,668	1,387
Payments	(1,629)	(4,399)	(1,047)	(1,272)
Ending balance	$—	$407	$1,621	$222

The following summarizes asset impairment and other noncash charges:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Leaf - North America	$—	$17	$—	$545
Leaf - Other Regions	1,036	196	772	346
Other Products and Services	2,965	—	282	—
Total	$4,001	$213	$1,054	$891

9. Income Taxes

As described in “Note 3. Emergence from Voluntary Reorganization under Chapter 11”, on August 24, 2020, as part of the Chapter 11 plan of reorganization, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, which is an indirect subsidiary of the Company. Under the Plan, suppliers, vendors, employees, trade partners, foreign lenders and landlords were unimpaired and were to be satisfied in full in the ordinary course of business, and the existing trade and customer contracts and terms of Old Pyxus were to be maintained by the Company and its subsidiaries. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate the Old Pyxus business in the ordinary course. Old Pyxus, which retained no assets, has commenced a dissolution and is being wound down.

The tax attributes generated by Old Pyxus’ foreign subsidiaries (net operating loss carryforwards and income tax credits) survived the Chapter 11 proceedings and the Company expects, to the extent that a valuation allowance is not applicable, to use these tax attributes to reduce future tax liabilities. With regard to the U.S., tax attributes not utilized as part of the Chapter 11 proceedings or asset sale to Pyxus Holdings pursuant to the Plan will expire unutilized. The Company entered into a transfer agreement with Old Pyxus to transfer and assume the liability for unpaid installments payments of Old Pyxus under Internal Revenue Code Section 965(h) (i.e. transition tax) in the amount of $8,543.

Accounting for Uncertainty in Income Taxes
The following summarizes the changes to unrecognized tax benefits:

	Successor	Predecessor
	Year ended March 31, 2021	Year ended March 31, 2020	Year ended March 31, 2019
Balance at April 1	$19,481	$11,663	$8,342
Increase for current year tax positions	4,232	6,425	447
Increase (reductions) for prior year tax positions	128	4,177	7,048
Impact of changes in exchange rates	(107)	(1,226)	(227)
Reduction for settlements	(130)	(1,558)	(3,947)
Reorganization and Fresh Start Reporting	(5,246)	—	—
Balance at March 31(1)	$18,358	$19,481	$11,663
(1) As of March 31, 2021, $14,771 would impact the Company’s effective tax rate, if recognized.

The following summarizes changes in the Company's accrued interest and penalties for unrecognized tax benefits:

	Interest	Penalties
Balance at March 31, 2020 (Predecessor)	$1,209	$815
Impact of changes in exchange rates	(35)	(54)
Reduction for expiration of statute of limitations	(71)	(136)
Other	371	145
Balance at March 31, 2021 (Successor)	$1,474	$770

To the extent that they represent an underpayment of taxes, the Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits.

During the fiscal year ended March 31, 2021, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, and associated exchange losses, decreased from $21,505 to $20,602. The change in the liability for unrecognized tax benefits was primarily driven by a reduction of reserves recorded in the U.S. of $5,246, expiration of statute of limitations of approximately $354 and was partially offset by increases for new foreign positions of approximately $4,619.

The Company does not foresee settling material positions currently accrued for in the next twelve months. However, it is reasonably possible that the Company's unrecognized tax benefits may decrease in the next twelve months by $288 due to the expiration of the statute of limitations. As the various taxing authorities continue with their examination process, the Company will adjust its reserves accordingly to reflect the current status. In certain jurisdictions, tax authorities have challenged filing positions that that resulted in recognizing benefits that are material to its financial statements. However, the Company believes it is more likely than not that it will prevail in these situations and accordingly has not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2021, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2018. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment

Income Tax Provision
The components of loss before income taxes, equity in net income of investee companies, and minority interests consisted of the following:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
U.S.	$(54,688)	$28,350	$(111,532)	$(86,315)
Non-U.S.	(86,978)	(12,341)	(32,883)	43,398
Total	$(141,666)	$16,009	$(144,415)	$(42,917)

The details of the amount shown for income taxes in the statements of consolidated operations and comprehensive loss are as follows:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Current
Federal	$142	$135	$(1,115)	$2,018
State	—	—	—	—
Non-U.S.	13,424	10,718	22,065	22,741
Total Current	13,566	10,853	20,950	24,759
Deferred
Federal	6,370	(6,823)	102,658	6,129
State	—	—	—	—
Non-U.S.	(6,721)	(3,738)	8,181	6,952
Total Deferred	(351)	(10,561)	110,839	13,081
Total	$13,215	$292	$131,789	$37,840

The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies, and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Tax benefit at U.S. statutory rate	$(29,750)	$3,362	$(30,328)	$(9,013)
Effect of non-U.S. income taxes	(9,659)	(1,914)	(1,951)	462
Tax on future remittances	3,305	(583)	10,561	(1,038)
Foreign tax credits	—	—	78	(173)
Change in valuation allowance	16,990	2,124	117,553	17,622
Increase in reserves for uncertain tax positions	1,264	1,346	10,807	5,304
Change in tax rates	(934)	1,451	822	(66)
Exchange effects and currency translation	5,778	4,555	10,896	12,904
Permanent items	1,547	314	3,791	(677)
Benefit (expense) on income tax payable/recoverable adjustments	—	—	810	(1,163)
Deductible dividends	(889)	(1,237)	(2,140)	(3,046)
Withholding tax expense	1,797	584	2,225	2,577
Benefit of other tax credits	(222)	(339)	(721)	(377)
Nondeductible interest	1,533	915	2,767	1,624
Transition tax after foreign tax credits	—	—	(1,227)	1,827
U.S. taxes on non-U.S. earnings	214	—	2,071	11,073
Goodwill impairment	—	—	5,775	—
Reorganization/Fresh Start Reporting	38	(10,286)	—	—
Canadian Cannabis Subsidiaries Deconsolidation	22,203	—	—	—
Actual tax expense (benefit)	$13,215	$292	$131,789	$37,840

The following summarizes deferred tax (liabilities) assets:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Deferred tax assets:
Reserves and accruals	$20,998	$11,418
Tax credits	252	1,486
Tax loss carryforwards	6,792	93,024
Derivative transactions	1,157	698
Postretirement and other benefits	787	15,586
Unrealized exchange loss	—	7,296
Non-deductible interest carryforward	16,446	28,364
Fixed assets	5,101	—
Other	2,453	5,209
Gross deferred tax assets	53,986	163,081
Valuation allowance	(25,273)	(151,058)
Total deferred tax assets	$28,713	$12,023
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(28,779)	$(17,254)
Intangible assets	(2,510)	(12,251)
Fixed assets	—	(5,419)
Unrealized exchange gains	(1,063)	—
Other	(2,242)	—
Total deferred tax liabilities	$(34,594)	$(34,924)
Net deferred tax liability	$(5,881)	$(22,901)

The following summarizes the breakdown between deferred tax assets (liabilities):

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Noncurrent asset	$7,063	$2
Noncurrent liability	(12,944)	(22,903)
Net deferred tax liability (asset)	$(5,881)	$(22,901)

During the year ended March 31, 2021, the net deferred tax liability balance decreased by $6,108 for certain adjustments not included in the deferred tax expense. The adjustments are primarily related to the Company’s emergence from U.S. Chapter 11 bankruptcy and resulting fresh start reporting, deferred tax assets related to pension accruals recorded in equity as part of other comprehensive income loss, and currency translation adjustments.

The following summarizes the change in the Company's valuation allowance for deferred tax assets:

Balance at March 31, 2018 (Predecessor)	$19,742
Changes to expenses	18,073
Changes to other accounts(2)	(156)
Deductions(1)	(1,135)
Balance at March 31, 2019 (Predecessor)	$36,524
Changes to expenses(4)	117,633
Changes to other accounts(2)	(1,207)
Deductions(1)	(1,926)
Other	34
Balance at March 31, 2020 (Predecessor)	$151,058
Changes to expenses	19,114
Changes to other accounts(1)(2)	1,057
Deductions(3)	(145,957)
Other	1
Balance at March 31, 2021 (Successor)	$25,273
(1) Currency translation and direct write-off.
(2) Accumulated other comprehensive loss.
(3) Release of valuation allowance related to emergence from U.S. Chapter 11 Bankruptcy and related fresh start reporting as well as deconsolidation of the Canadian Cannabis Subsidiaries.
(4) Build of global valuation allowances related to the Company’s financial position.

Realization of deferred tax assets is dependent on generating sufficient taxable income in the appropriate timeframe and of the appropriate character. The Company believes that it is more likely than not that a portion of the deferred tax assets will be realized, but realization of all tax assets is not assured. As a result, the Company has recorded a valuation allowance on its deferred tax assets not expected to be realized. The valuation allowance decreased primarily due to the Company’s emergence from U.S. Chapter 11 bankruptcy and related fresh start reporting resulting in a decrease of $120,744. Additionally, the Company deconsolidated the Canadian Cannabis Subsidiaries resulting in a valuation allowance reduction of $23,089.

The following table summarizes the amount and expiration dates of our operating loss carryforwards at March 31, 2021:

	Expiration Date	Amounts
U.S. federal and state net operating loss carryforwards	2022-2026	—
U.S. federal and state net operating loss carryforwards	Thereafter	6
U.S. federal and state net operating loss carryforwards	Indefinite	14,477
Non-U.S. net operating loss and tax credit carryforwards	2021-2026	6,326
Non-U.S. net operating loss and tax credit carryforwards	Thereafter	6,465
Non-U.S. net operating loss and tax credit carryforwards	Indefinite	13,446
Total		$40,720

The Company is recognizing a tax benefit related to tax losses generated in the current year of $536 to be utilized in foreign jurisdictions.

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed with no material incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions or sales of minority owned investments. As of March 31, 2021, the Company has recorded a deferred tax liability of $28.8 million for the estimated tax costs associated with the expected repatriation of the Company’s non-indefinitely reinvested foreign earnings. No provision has been recorded for U.S. or foreign tax costs associated with closing any book over tax basis difference with respect to foreign subsidiary unremitted earnings and profits where an indefinite reinvestment assertion is being made on the basis that this group of foreign subsidiaries either does not expect to have any available excess cash and cash equivalents to remit in the foreseeable future or has specific needs for available excess cash. The unrecorded tax liability associated with indefinitely reinvested foreign subsidiary earnings is not practicable to estimate due to the inherent complexity of the multi-jurisdictional tax environment in which the Company operates.

10. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(136,686)	$19,037	$(264,661)	$(70,467)
Shares:
Weighted Average Number of Shares Outstanding	25,000	9,976	9,148	9,054
Basic (loss) earnings per share	$(5.47)	$1.91	$(28.93)	$(7.78)

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(136,686)	$19,037	$(264,661)	$(70,467)
Shares:
Weighted average number of shares outstanding(1)	25,000	9,976	9,148	9,054
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price(2)	—	16	—	—
Adjusted weighted average number of shares outstanding	25,000	9,992	9,148	9,054
Diluted (loss) earnings per share	$(5.47)	$1.91	$(28.93)	$(7.78)
(1) 0, 785, 785, and 785 shares of common stock were owned by a wholly owned subsidiary as of March 31, 2021, August 31, 2020, and March 31, 2020 and 2019, respectively.
(2) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 0 and 23 for the years ended March 31, 2021 and 2020, respectively.

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

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Antidilutive stock options and other awards	—	427	427	427
Antidilutive stock options and other awards under stock-based compensation programs excluded based on reporting a net loss for the period	—	—	25	—
Total common stock equivalents excluded from diluted loss per share	—	427	452	427
Weighted average exercise price	$—	$56.86	$56.64	$60.00

11. Cash, Cash Equivalents, and Restricted Cash

The following summarizes the composition of restricted cash:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Compensating balance for short-term borrowings	$1,017	$893
Escrow	3,459	1,450
Other	532	532
Total	$5,008	$2,875

12. Inventories, Net

The following summarizes the composition of inventories, net:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Processed tobacco	$534,711	$485,764
Unprocessed tobacco	156,915	178,782
Other tobacco related	25,979	24,071
Other(1)	10,288	41,402
Total	$727,893	$730,019
(1) Represents inventory from the other products and services segment. The balance as of March 31, 2021 was reduced by $13,865 from the deconsolidation of the Canadian Cannabis Subsidiaries and $32,116 of cannabis and industrial hemp inventory write-downs driven by shifts in expected future products mix in response to market supply conditions, continued market price compression, and the Company's actions to exit operations of the industrial hemp businesses.

13. Advances to Tobacco Suppliers, Net

The mark-up and interest on advances to tobacco suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $14,139 and $15,468 as of March 31, 2021 and 2020, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $6,183 and $6,916 as of March 31, 2021 and 2020, respectively.

The following summarizes the classification of advances to tobacco suppliers:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Current	$43,569	$38,877
Noncurrent	477	1,076
Total	$44,046	$39,953

There were $1,550, $(68), and $171 of expenses (income) for unrecovered (recovered) advances from abnormal yield adjustments or unrecovered (recovered) amounts from prior crops for the seven months ended March 31, 2021, five months ended August 31, 2020, and year ended March 31, 2020, respectively.

14. Acquisitions

Criticality
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

The acquisition of Criticality was a business combination achieved in stages, which required the Company to remeasure its previously held equity interest in Criticality at its acquisition date fair value. This remeasurement resulted in a loss of approximately $2,667 being recorded in other income (expense), net within the consolidated statements of operations for the five months ended August 31, 2020. The assets and liabilities were recorded at their fair value.

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

The following summarizes the revenue, operating loss, and net loss for Criticality as well as the resulting impact to basic and diluted (loss) earnings per share:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020
Revenue	139	—
Operating loss	(5,713)	(3,117)
Net loss	(12,224)	(3,317)

Impact to (loss) earnings per share:
Basic	(0.49)	(0.33)
Diluted	(0.49)	(0.33)

In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products, by Criticality. Refer to “Note 8. Restructuring and Asset Impairment Charges” for additional information.

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

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Net (loss) income attributable to Pyxus International, Inc. shareholders	$(136,686)	$19,037	$(264,661)	$(70,467)
Decrease in Pyxus International, Inc. equity for purchase of 22.3522 shares in 2019 and 1.4972 shares in 2020 of Figr East:
Paid in capital	—	—	(528)	(6,056)
Accumulated other comprehensive income (loss)	—	—	33	(461)
Change from net (loss) income attributable to Pyxus International, Inc. shareholders and transfer from noncontrolling interest	$(136,686)	$19,037	$(265,156)	$(76,984)

On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for an estimated purchase price of Cdn.$5,000. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement is subject to approval of the buyers by Health Canada and the satisfaction of certain other conditions.

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an estimated aggregate purchase price of Cdn.$24,750. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The consummation of the sale of Figr East and certain intangible assets of Figr Brands occurred on June 28, 2021. Refer to "Note 30. Subsequent Events" for additional information.

15. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2021:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	46,973
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)
(1) The basis difference for the Company's equity method investments is primarily due to $30,531 of fair value adjustments from fresh start reporting.

The following summarizes financial information for these equity method investments:

	Successor	Predecessor
Operations statement:	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Sales	$217,232	$67,553	$293,163	$332,245
Gross profit	49,778	14,151	50,209	52,309
Net income	26,728	5,869	16,667	22,855
Company's dividends received	317	5,104	7,348	7,300

	Successor	Predecessor
Balance sheet:	March 31, 2021	March 31, 2020
Current assets	$224,106	$145,207
Property, plant, and equipment and other assets	43,648	56,481
Current liabilities	138,833	82,377
Long-term obligations and other liabilities	3,937	6,296

16. Variable Interest Entities

The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Investments in variable interest entities	$89,560	$62,407
Receivables with variable interest entities	13,497	10,099
Guaranteed amounts to variable interest entities (not to exceed)	56,067	59,792

17. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

		Amortizable Intangibles
	Goodwill	Customer Relationships	Production and Supply Contracts	Technology	Licenses	Trade Names	Total
Weighted average remaining useful life in years as of March 31, 2021		11.10	0.00	6.66	0.00	13.42
March 31, 2019 balance:
Gross carrying amount	$34,720	$63,980	$7,000	$19,917	$33,330	$500	$159,447
Accumulated amortization	—	(29,027)	(2,775)	(18,391)	(1,644)	(63)	(51,900)
Impact of foreign currency translation	(384)	—	—	—	(1,046)		(1,430)
Net March 31, 2019 balance (Predecessor)	34,336	34,953	4,225	1,526	30,640	437	106,117
Additions	—	—	—	2,468	195	—	2,663
Amortization expense	—	(4,022)	(549)	(691)	(1,666)	(63)	(6,991)
Impairment	(33,759)	—	—	—	—	—	(33,759)
Impact of foreign currency translation	(577)	—	—	—	(1,505)	—	(2,082)
Net March 31, 2020 balance (Predecessor)	—	30,931	3,676	3,303	27,664	374	65,948
Additions (1)	6,120	—	—	—	—	—	6,120
Amortization expense	—	(1,675)	(71)	(497)	(980)	(25)	(3,248)
Impact of foreign currency translation	—	—	—	41	2,183	—	2,224
Fresh Start Adjustment	(6,120)	(29,256)	(3,605)	(2,847)	(28,867)	(349)	(71,044)
Net August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

September 1, 2020 balance (Successor)	$37,935	$29,200	$—	$11,000	$19,000	$11,800	$108,935
Additions	—	—	—	4,080	—	—	4,080
Amortization expense	—	(1,470)	—	(2,222)	(924)	(497)	(5,113)
Deconsolidation of Canadian Cannabis Subsidiaries	—	—	—	—	(18,076)	(474)	(18,550)
Impairment	(1,082)	—	—	—	—	—	(1,082)
Net March 31, 2021 balance (Successor)	$36,853	$27,730	$—	$12,858	$—	$10,829	$88,270
(1) Goodwill activity relates to the Other Products and Services segment.

Goodwill
As of January 1, 2021, the Company performed its annual assessment of goodwill for its reporting units. The assessment of qualitative factors indicated that it was more likely than not that the fair value of each reporting unit exceeded its carrying value.

Due to the commencement of the CCAA Proceeding, the Company concluded that a triggering event occurred during the fourth quarter of fiscal 2021. The Company performed a test of its goodwill for impairment for the reporting unit that consisted on the Canadian Cannabis Subsidiaries as of January 21, 2021. Based on the possible outcomes of the CCAA Proceeding, the Company performed a probability-weighted forecast of the reporting unit’s estimated net cash flows using assumptions about the reasonably possible outcomes of the CCAA Proceeding and concluded that the fair value of the reporting unit would not exceed the carrying value of its net assets (excluding goodwill) and therefore the entire goodwill balance of $1,082 allocated to the reporting unit was impaired as of January 21, 2021.

Other Intangible Assets, Net
The carrying value of other intangible assets as of March 31, 2021 represents customer relationships, internally developed software, licenses, and trade names. The following summarizes amortization expense from finite-lived intangible assets:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Amortization expense	$5,113	$3,248	$6,991	$7,943

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Technology(1)	Trade Names	Total
2022	$2,519	$2,233	$807	$5,559
2023	2,519	1,970	807	5,296
2024	2,519	1,970	807	5,296
2025	2,519	1,819	807	5,145
2026	2,519	1,542	807	4,868
Later	15,135	3,324	6,794	25,253
	$27,730	$12,858	$10,829	$51,417
(1) Estimated amortization expense for technology is based on costs accumulated as of March 31, 2021. These estimates will change as new costs are incurred and until the software is placed into service in all locations.
18. Leases

The Company does not have material finance leases.

The following summarizes weighted-average information associated with the measurement of remaining operating leases:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Weighted-average remaining lease term	6.4 years	5.0 years
Weighted-average discount rate	12.2%	9.7%

The following summarizes lease costs for operating leases:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Operating lease costs	9,099	$7,018	$16,792
Variable and short-term lease costs	3,957	2,631	6,710
Total lease costs	13,056	$9,649	$23,502

Leases costs for operating leases was $20,486 for the year ended March 31, 2019.

The following summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Operating cash flows impact - operating leases	$8,242	$7,791	$15,625
Right-of-use assets obtained in exchange for new operating leases	12,848	4,782	10,377

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the consolidated balance sheets as of March 31, 2021:

2022	$13,993
2023	10,499
2024	7,141
2025	4,893
2026	4,136
Thereafter	16,865
Total future minimum lease payments	57,527
Less: amounts related to imputed interest	18,490
Present value of future minimum lease payments	39,037
Less: operating lease liabilities, current	9,529
Operating lease liabilities, non-current	$29,508

During the year ended March 31, 2020, a wholly owned subsidiary of the Company completed a sale-leaseback transaction for a facility in Europe. Net proceeds from the sale were $7,084. Under the lease agreement, the Company continued to occupy the space rent free until March 31, 2021. The transaction resulted in a gain of $6,400 during the year ended March 31, 2020, which is included in other income (expense), net in the consolidated statements of operations.

19. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Land	$30,657	$33,229
Buildings	41,971	253,306
Machinery and equipment	73,175	188,140
Total	145,803	474,675
Less: accumulated depreciation	(5,666)	(178,679)
Total property, plant, and equipment, net (1)	$140,137	$295,996

(1) Total property, plant, and equipment, net was reduced in fiscal 2021 by $125,820 due to fresh start reporting and $40,008 due to the deconsolidation of the Canadian Cannabis Subsidiaries.

The following summarizes depreciation expense recorded in cost of goods and services sold and selling, general, and administrative expenses:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Depreciation expense recorded in cost of goods and services sold	$5,987	$12,123	$26,035	$26,532
Depreciation expense recorded in selling, general, and administrative expenses	1,444	1,648	3,351	3,157

20. Debt Arrangements

The following table summarizes the Company’s debt financing as of the dates set forth below:

			Successor
			March 31, 2021
	Outstanding
	Predecessor	Successor	Lines and
	March 31, 2020	March 31, 2021	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2022	2023	2024	2025	2026	Later
Senior secured credit facility:
ABL Facility	$44,900	$—	—	4.1%		$—	$—	$—	$—	$—	$—
ABL Credit Facility	—	67,500	7,500	5.4%	(1)	—	67,500	—	—	—	—
Senior notes:
8.5% senior secured first lien notes (2)	272,871	—	—	8.5%		—	—	—	—	—	—
9.875% senior secured second lien notes (3)	630,737	—	—	9.9%		—	—	—	—	—	—
10.0% senior secured first lien notes (4)	—	267,353	—	10.0%		—	—	—	267,353	—	—

Term Loans (5)	—	215,594	—	9.6%	(1)	—	—	—	215,594	—	—
Other long-term debt	856	2,910	54	4.1%	(1)	2,122	635	85	68	—	—
Notes payable to banks (6)	540,157	372,174	338,779	6.1%	(1)	—	—	—	—	—	—
Total debt	$1,489,521	$925,531	$346,333			$2,122	$68,135	$85	$483,015	$—	$—
Short-term (6)	$540,157	$372,174
Long-term:
Current portion of long-term debt	$45,048	$2,122
Long-term debt	904,316	551,235
	$949,364	$553,357

Letters of credit	$7,027	$2,468	6,231
Total credit available			$352,564

(1) Weighted average rate for the twelve months ended March 31, 2021.
(2) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the prepetition 8.5% senior secured first lien notes were cancelled and replaced with the 10% senior secured first lien notes due 2024.
(3) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the prepetition 9.875% senior secured second lien notes were cancelled through the exchange of common stock in the Successor or cash.
(4) Repayment of $267,353 is net of original issue discount of $13,491. Total repayment will be $280,844.
(5) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the DIP Facility entered into at the Petition Date converted into the Term Loan Credit Facility. The aggregate balance of the Term Loans of $215,594 includes $2,176 of accrued paid in-kind interest.
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

At March 31, 2021, $7,500 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $67,500 outstanding on that date.

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

The liens and other security interests granted by the ABL Loan Parties on the Collateral for the benefit of the lenders under the ABL Credit Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on ABL Priority Collateral (as defined in the ABL/Term Loan/Intercreditor Agreement described below) with the security interests securing the Term Loan Credit Facility and the Senior Secured First Lien Notes junior thereto, each as described below. The obligations of Pyxus Holdings and each other ABL Loan Party under the ABL Credit Facility and any related guarantee have respective priorities in a waterfall with respect to portions of the Collateral as set forth in the ABL/Term Loan/Notes Intercreditor Agreement and the Term Loan/Notes Intercreditor Agreement described below.

Cash Dominion
Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing or (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below the greater of (x) $7,500 and (y) 10% of the lesser of (A) the commitments under the ABL Credit Facility at such time and (B) the borrowing base at such time (such greater amount being the “Cash Dominion Threshold”), the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a “Dominion Period”) shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, or (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than the Cash Dominion Threshold for a period of 30 consecutive days. No Dominion Period existed as of March 31, 2021.

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
•enter into transactions with affiliates; and

•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

Prior to the commencement of the CCAA Proceeding, the required lenders under the ABL Credit Agreement waived defaults that would otherwise arise under the ABL Credit Agreement in connection with the commencement of the CCAA Proceeding and other matters related to the CCAA Proceeding.

At March 31, 2021, Pyxus Holdings was in compliance with all such covenants under the ABL Credit Agreement.

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

The Term Loans and the Term Loan Credit Facility mature on February 24, 2025. The Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. In addition, customary mandatory prepayments of the Term Loans are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the Term Loan Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period. At March 31, 2021, the aggregate principal amount of the Term Loans outstanding was $215,594.

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
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries.

Prior to the commencement of the CCAA Proceeding, the required lenders under the Term Loan Credit Agreement waived defaults that would otherwise arise under the Term Loan Credit Agreement in connection with the commencement of the CCAA Proceeding and other matters related to the CCAA Proceeding.

At March 31, 2021, Pyxus Holdings was in compliance with all such covenants under the Term Loan Credit Agreement.

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

Prior to the commencement of the CCAA Proceeding, holders of a majority of the aggregate outstanding principal amount of Notes waived defaults that would otherwise arise under the Indenture in connection with the commencement of the CCAA Proceeding and other matters related to the CCAA Proceeding.

At March 31, 2021, each of Pyxus Holdings and each guarantor of the Notes was in compliance with all such covenants under the Indenture.

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

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. (“Intabex”), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (the “DDTL Facility Credit Agreement”), dated as of April 23, 2021, by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the “Parent Guarantors”), (iii) certain funds managed by Glendon Capital Management LP and Monarch Alternative Capital LP, as lenders (collectively and, together with any other lender that is or becomes a party thereto as a lender, the “DDTL Facility Lenders”), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent. The DDTL Facility Credit Agreement establishes a $120,000 delayed-draw term loan credit facility (the “DDTL Facility”) permitting borrowings by Intabex in up to four draws on or prior to June 30, 2021 in a minimum amount of $30,000 each (or, if less than $30,000 remains available under the DDTL Facility, the remaining commitments under the DDTL Facility) (the “DDTL Loans”). The proceeds of the DDTL Loans are to be used to provide ongoing working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries. Refer to "Note 30. Subsequent Events" for additional information.

Short-Term Borrowings
Excluding all long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. At March 31, 2021 and 2020, the Company may borrow up to a total $716,742 and $745,516, subject to limitations as provided for in the ABL Credit Agreement (as defined above), respectively. The weighted average variable interest rate for the years ended March 31, 2021 and 2020 was 6.1% and 6.9%, respectively. Certain of the foreign seasonal lines of credit with aggregate outstanding borrowings at March 31, 2021 and 2020 of approximately $172,462 and $187,787, respectively, are secured by inventories of $167,822 and $124,541 as collateral at March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, respectively, $1,017 and $893 of cash was held on deposit as a compensating balance.

African Seasonal Lines of Credit
On August 13, 2020, certain then subsidiaries of Old Pyxus, which are now subsidiaries of the Company, Alliance One International Holdings, Ltd. (“AOI Holdings”) and the subsidiaries in Kenya, Malawi, Tanzania, Uganda and Zambia (collectively, the “African Subsidiaries”) entered into an Amendment and Restatement Agreement (the “Initial TDB Facility Agreement”) with Eastern and Southern African Trade and Development Bank (“TDB”). On August 24, 2020, AOI Holdings, the African Subsidiaries, the Company, Pyxus Parent, Inc., Pyxus Holdings and TDB entered into a Second Amendment and Restatement Agreement (the “TDB Facility Agreement”) to amend and restate the Initial TDB Facility Agreement to add the Company, Pyxus Parent, Inc. and Pyxus Holdings as guarantors thereunder and to otherwise amend provisions thereof to permit the consummation of the transactions contemplated by the Plan. The TDB Facility Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiaries with TDB and supersedes the prior terms in effect. These lines of credit provide borrowings to fund the purchase of leaf tobacco in the respective jurisdictions to be repaid upon the sale of that tobacco. The original aggregate maximum borrowing availability under these separate existing foreign seasonal lines of credit was $255,000, and the aggregate borrowings were $240,485 as of August 13, 2020. Subject to certain conditions, the TDB Facility Agreement increased the maximum aggregate borrowing capacity to $285,000, less the amount of outstanding loans borrowed under the existing foreign seasonal lines of credit with TDB. Loans under the TDB Facility Agreement bear interest at LIBOR plus 6%. The TDB Facility Agreement initially provided that it terminated on June 30, 2021 and may be renewed at TDB’s discretion.

On June 24, 2021, the Company and certain of its subsidiaries, including the African Subsidiaries, entered into a letter agreement with TDB to amend the TDB Facility Agreement to, among other things, extend the term of the separate lines of credit of each of the Company’s subsidiaries in Malawi, Tanzania, and Zambia by 365 days, effective from and including July 1, 2021, and to cancel the separate lines of credit of the Companies’ subsidiaries in Kenya and Uganda, effective from and including June 24, 2021 (with outstanding borrowings for Kenya and Uganda to be repaid by June 30, 2021). As a result of such amendment, the maximum aggregate borrowing pursuant to the lines of credit under the TDB Facility Agreement is $190.0 million, subject to an increase of an additional $15.0 million upon satisfaction of certain documentation requirements applicable to the line of credit of the Company’s subsidiary in Tanzania. Refer to "Note 30. Subsequent Events" for additional information.

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

The TDB Facility Agreement contains affirmative and negative covenants (subject, in each case, to customary and other exceptions and qualifications), including covenants that limit the ability of the African Subsidiaries to, among other things:

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

In April 2021, the Company discovered that, as a result of certain customer invoice coding errors, its subsidiary in Malawi failed to satisfy a loan-to-value ratio requirement under the TDB Facility Agreement at March 31, 2021 and prior periods. The subsidiary in Malawi repaid a portion of its borrowings under its credit facility under the TDB Facility Agreement within the time allotted to cure such failure for the March 31, 2021 loan-to-value ratio requirement under the TDB Facility Agreement and, within three business days after the Company’s discovery of the invoicing errors for the prior periods, TDB waived any default that arose therefrom including with respect to any failure of the subsidiary in Malawi to satisfy the loan-to-value ratio requirement.

Except for the failure by the Malawi subsidiary to satisfy a loan-to-value ratio requirement, which failure was waived as described above, at March 31, 2021, the Company and its subsidiaries party to the TDB Facility Agreement were in compliance with all such covenants under the TDB Facility Agreement, as amended by the TDB Waiver, and $168,610 was available for borrowing under the TDB Facility Agreement, after reducing availability by the aggregate borrowings under the TDB Facility Agreement of $116,390 outstanding on that date.

Foreign Seasonal Lines of Credit
As of March 31, 2021, the Company had $2,647 of long-term foreign seasonal lines of credit outstanding.

21. Securitized Receivables

During the year ended March 31, 2021, the Company sold trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities, which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions, effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2021, the investment limit of this facility was $125,000 of trade receivables.

The first facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the statements of consolidated operations.

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

For the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Under both facilities, the Company does not receive servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2021, the investment limit under the second facility was $125,000 of trade receivables.

As servicer of both facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2021 and 2020, trade receivables, net in the consolidated balance sheets has been reduced by $3,651 and $9,586 as a result of the net settlement, respectively. Refer to "Note 24. Fair Value Measurements" for additional information. The second facility does not contain restrictive covenants.

The following summarizes the Company’s accounts receivable securitization information as of March 31:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Receivables outstanding in facility	$90,693	$135,439
Beneficial interest	$19,370	$27,021
Servicing liability	$14	$43

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Cash proceeds for the period ended:
Cash purchase price	$257,982	$151,817	$523,521
Deferred purchase price	94,062	74,328	240,994
Service fees	253	218	455
Total	$352,297	$226,363	$764,970

Costs incurred under the first facility	$524	$888	$1,010

22. Guarantees

The following summarizes amounts guaranteed and the fair value of those guarantees:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Amounts guaranteed (not to exceed)	$93,489	$138,953
Amounts outstanding under guarantee(1)	$30,111	$48,565
Fair value of guarantees	$1,740	$2,791
(1) The guarantees outstanding at March 31, 2021 expire within one year.

As of March 31, 2021 and 2020, the Company had balances of $10,930 and $6,849 due to local banks on behalf of suppliers for government subsidized rural credit financing.

23. Derivative Financial Instruments

As of March 31, 2021 and 2020, accumulated other comprehensive loss includes $2,625 and $531, net of tax of $0 and $0, for unrealized losses related to designated cash flow hedges, respectively. The Company recorded losses of $122 and $164 in its cost of goods and services sold for the seven months ended March 31, 2021 and the five months ended August 31, 2020, respectively. The Company recorded losses of $3,331, and $1,899 in its cost of goods and services sold for the years ended March 31, 2020 and 2019, respectively. The Company recorded current derivative assets of $917 and $0 as of March 31, 2021 and 2020, respectively. The U.S. Dollar notional amount of derivative contracts outstanding as of March 31, 2021 was $34,472.

24. Fair Value Measurements

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
•Level 3 inputs - Unobservable inputs for the assets or liabilities.

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	Successor			Predecessor
	March 31, 2021			March 31, 2020
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Financial assets
Derivative financial instruments	$917	$—	$917	$—	$—	$—
Securitized beneficial interests	—	19,370	19,370	—	27,021	27,021
Total assets	$917	$19,370	$20,287	$—	$27,021	$27,021
Financial liabilities
Long-term debt	$467,795	$3,162	$470,957	$358,782	$848	$359,630
Guarantees	—	1,740	1,740	—	2,791	2,791
Total liabilities	$467,795	$4,902	$472,697	$358,782	$3,639	$362,421

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

Level 3 measurements
•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. Should the loss rate change 10% or 20%, the fair value of the guarantee at March 31, 2021 would change by $174 and $348, respectively. The historical loss rate was weighted by the principal balance of the loans.
•Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2021 by $57 and $113, respectively. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.
•Debt: The fair value of debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest and borrowing rates. Should the rates change 10% or 20%, the fair value of the long term debt at March 31, 2021 would change by $42 and $83, respectively. The borrowing rates were weighted by average loans outstanding.

Reconciliation of Change in Recurring Level 3 Balances
The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance March 31, 2019 (Predecessor)	$40,332	$—	$3,714
Sales of receivables/issuance of guarantees	229,751	—	2,982
Settlements	(238,437)	—	(3,802)
Losses recognized in earnings	(4,625)	—	(103)
Ending balance at March 31, 2020 (Predecessor)	27,021	848	2,791
Sales of receivables/issuance of guarantees	66,821	—	667
Settlements	(81,038)	(100)	(2,192)
Additions	—	3,144	—
Losses recognized in earnings	(1,645)	—	(10)
Ending balance at August 31, 2020 (Predecessor)	11,159	3,892	1,256

Beginning balance September 1, 2020 (Successor)	$11,159	$3,892	$1,256
Sales of receivables/issuance of guarantees	105,117	—	1,757
Settlements	(94,808)	(761)	(1,276)
Additions	—	31	—
(Losses) / gains recognized in earnings	(2,098)	—	3
Ending Balance at March 31, 2021 (Successor)	$19,370	$3,162	$1,740

The amount of total losses included in earnings for the five months ended August 31, 2020, seven months ended March 31, 2021, and twelve months ended March 31, 2020 attributable to the change in unrealized losses relating to assets still held at the respective dates was $263, $233, and $951 on securitized beneficial interests. Gains and losses included in earnings are reported in other income (expense), net.

Information about Fair Value Measurements Using Significant Unobservable Inputs
The following summarizes significant unobservable inputs and the valuation techniques utilized:

	Successor
	Fair value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$19,370	Discounted Cash Flow	Discount Rate	1.33% to 3.56%
			Payment Speed	57 days to 77 days
Tobacco Supplier Guarantees	1,740	Historical Loss	Historical Loss	0.05% to 45.20%
Long-Term Debt	$3,162	Discounted Future Payments	Treasury Notes Rate	0.94% to 1.58%
			Borrowing Rate	7.00% to 10.72%

	Predecessor
	Fair value at March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$27,021	Discounted Cash Flow	Discount Rate	3.44% to 3.45%
			Payment Speed	77 days to 100 days
Tobacco Supplier Guarantees	2,536	Historical Loss	Historical Loss	2.20% to 10.00%
	255	Discounted Cash Flow	Market Interest Rate	15.00% to 75.80%

25. Pension and Other Postretirement Benefits

Defined Benefit Plans

The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans		Total
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Benefit obligation, beginning	$86,605	$80,996	$63,730	$59,191	$150,335	$140,187
Service cost	131	94	118	82	249	176
Interest cost	803	968	758	627	1,561	1,595
Plan amendments	—	—	(62)	—	(62)	—
Actuarial losses (gains)	(2,428)	6,863	3,270	3,250	842	10,113
Settlements/special termination benefits	(6,080)	(161)	(428)	—	(6,508)	(161)
Effects of currency translation	—	—	859	2,787	859	2,787
Benefits paid	(2,808)	(2,155)	(1,812)	(2,207)	(4,620)	(4,362)
Benefit obligation, ending	$76,223	$86,605	$66,433	$63,730	$142,656	$150,335

Fair value of plan assets, beginning	$31,461	$28,348	$69,590	$62,073	$101,051	$90,421
Actual return on plan assets	1,996	4,068	(184)	5,585	1,812	9,653
Employer contributions	2,540	1,360	1,191	761	3,731	2,121
Plan settlements	(6,080)	(161)	(428)	—	(6,508)	(161)
Effects of currency translation	—	—	1,335	3,378	1,335	3,378
Benefits paid	(2,808)	(2,154)	(1,812)	(2,207)	(4,620)	(4,361)
Fair value of plan assets, ending	$27,109	$31,461	$69,692	$69,590	$96,801	$101,051
Funded status of the plan	$(49,114)	$(55,144)	$3,259	$5,860	$(45,855)	$(49,284)

	Predecessor
	U.S. Plans	Non-U.S. Plans	Total
	Year Ended March 31, 2020
Benefit obligation, beginning	$82,099	$65,886	$147,985
Service cost	250	211	461
Interest cost	2,562	1,420	3,982
Actuarial losses (gains)	3,740	(3,946)	(206)
Settlements/special termination benefits	(2,574)	—	(2,574)
Effects of currency translation	—	(1,843)	(1,843)
Benefits paid	(5,081)	(2,537)	(7,618)
Benefit obligation, ending	$80,996	$59,191	$140,187

Fair value of plan assets, beginning	$32,568	$63,579	$96,147
Actual return on plan assets	(590)	1,634	1,044
Employer contributions	4,025	1,519	5,544
Plan settlements	(2,574)	—	(2,574)
Effects of currency translation	—	(2,122)	(2,122)
Benefits paid	(5,081)	(2,537)	(7,618)
Fair value of plan assets, ending	$28,348	$62,073	$90,421
Funded status of the plan	$(52,648)	$2,882	$(49,766)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$11,708	$14,745
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,297)	(3,264)	(812)	(1,227)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(45,817)	(49,384)	(7,637)	(10,636)
Funded status of the plan	$(49,114)	$(52,648)	$3,259	$2,882

The following summarizes pension obligations for the defined benefit pension plans:

	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans
	March 31, 2021	March 31, 2020	March 31, 2021(1)	March 31, 2020
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$76,222	$80,996	$8,450	$31,012
Accumulated benefit obligation	76,222	80,996	7,981	30,400
Fair value of plan assets	27,109	28,348	—	19,147
(1) Certain of the Company's non-U.S. defined benefit pension plans in Europe were over funded as of March 31, 2021. These plans were under funded as of March 31, 2020.

The following summarizes the net periodic pension cost (benefit) for the defined benefit pension plans:

	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Service cost	$131	$94	$118	$82
Interest cost	803	968	758	627
Expected return on plan assets	(933)	(621)	(720)	(613)
Amortization of actuarial losses	—	504	—	363
Amortization of prior service cost	—	17	—	1
Settlement charges	(46)	—	84	—
Net periodic pension cost (benefit)	$(45)	$962	$240	$460

	Predecessor
	U.S. Plans		Non-U.S. Plans
	Year ended March 31, 2020	Year ended March 31, 2019	Year ended March 31, 2020	Year ended March 31, 2019
Service cost	$250	$250	$211	$206
Interest cost	2,562	3,028	1,420	1,527
Expected return on plan assets	(1,990)	(2,265)	(2,415)	(2,667)
Amortization of actuarial losses	964	934	901	741
Amortization of prior service cost	40	40	2	2
Special termination benefits	—	—	—	28
Settlement charges	812	1,206	—	(75)
Net periodic pension cost (benefit)	$2,638	$3,193	$119	$(238)

The following summarizes activity in accumulated other comprehensive loss for the defined benefit pension plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	(358)	864	506
Net actuarial (losses) gains	(41,336)	(3,955)	(45,291)
Impact of adoption of ASU 2018-02	(2,931)	—	(2,931)
Deferred taxes	10,728	(166)	10,562
Balance at March 31, 2020	$(33,897)	$(3,257)	$(37,154)

Prior service credit (cost)	420	(864)	(444)
Net actuarial (losses) gains	40,584	4,590	45,174
Impact of adoption of ASU 2018-02	2,931	—	2,931
Deferred taxes	(10,025)	59	(9,966)
Total change for 2021	$33,910	$3,785	$37,695

Prior service credit (cost)	62	—	62
Net actuarial (losses) gains	(752)	635	(117)
Deferred taxes	703	(107)	596
Balance at March 31, 2021	$13	$528	$541

The following assumptions were used to determine the expense for the pension, postretirement, other post-employment, and employee savings plans:

	Successor	Predecessor		Successor	Predecessor
	U.S. Plans			Non-U.S. Plans
	March 31, 2021	March 31, 2020	March 31, 2019	March 31, 2021	March 31, 2020	March 31, 2019
Discount rate	2.32%	3.79%	3.91%	2.23%	2.50%	2.75%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	6.18%	5.99%	6.04%
Expected long-term rate of return on plan assets	5.75%	6.75%	6.75%	2.00%	3.90%	4.46%
Interest crediting rate	4.29%	4.37%	4.25%	Not applicable	Not applicable	Not applicable

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Discount rate	2.83%	3.34%	2.17%	2.58%
Rate of increase in future compensation	Not applicable	Not applicable	5.28%	5.75%
Interest crediting rate	4.25%	4.28%	Not applicable	Not applicable

Plan Assets

The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	Successor	Successor	Predecessor
	U.S. Target Allocations	U.S. Plans
	March 31, 2021	March 31, 2021	March 31, 2020
Asset category:
Cash and cash equivalents	—%	2.8%	3.6%
Equity securities	36.0%	37.4%	34.8%
Debt securities	24.0%	20.7%	22.4%
Real estate and other investments	40.0%	39.1%	39.2%
Total	100.0%	100.0%	100.0%

	Successor	Successor	Predecessor
	Non-U.S. Target Allocations	Non-U.S. Plans
	March 31, 2021	March 31, 2021	March 31, 2020
Asset category:
Cash and cash equivalents	7.3%	7.0%	9.1%
Equity securities	15.0%	19.0%	14.6%
Debt securities	62.6%	67.3%	68.2%
Real estate and other investments	15.1%	6.7%	8.1%
Total	100.0%	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

	Successor
U.S. Pension Plans	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$754	$291	$463	$—
U.S. equities / equity funds	6,994	6,994	—	—
International equities / equity funds	3,149	3,149	—	—
U.S. fixed income funds	4,901	4,901	—	—
International fixed income funds	713	713	—	—
Other investments:
Diversified funds	7,882	7,882	—	—
Real estate and other (1)	2,716	—	—	—
Total	$27,109	$23,930	$463	$—

	Predecessor
U.S. Pension Plans	March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,018	$547	$471	$—
U.S. equities / equity funds	6,795	6,795	—	—
International equities / equity funds	3,058	3,058	—	—
U.S. fixed income funds	5,593	5,593	—	—
International fixed income funds	784	784	—	—
Other investments:
Diversified funds	8,017	8,017	—	—
Real estate and other (1)	3,083	—	—	—
Total	$28,348	$24,794	$471	$—

	Successor
Non-U.S. Pension Plans	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,901	$4,901	$—	$—
U.S. equities / equity funds	8,698	8,698	—	—
International equities / equity funds	2,891	2,891	—	—
Global equity funds	1,686	1,686	—	—
U.S. fixed income funds	5,998	5,998	—	—
International fixed income funds	36,027	11,785	24,242	—
Global fixed income funds	4,838	4,838	—	—
Other investments:
Diversified funds	3,003	—	3,003	—
Real estate and other (1)	1,650	—	—	—
Total	$69,692	$40,797	$27,245	$—

	Predecessor
Non-U.S. Pension Plans	March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,641	$5,641	$—	$—
U.S. equities / equity funds	5,906	5,906	—	—
International equities / equity funds	1,812	1,812	—	—
Global equity funds	1,312	1,312	—	—
U.S. fixed income funds	4,995	4,995	—	—
International fixed income funds	33,330	12,009	21,321	—
Global fixed income funds	3,994	3,994	—	—
Other investments:
Diversified funds	3,223	—	3,223	—
Real estate and other (1)	1,795	—	—	—
Total	$62,008	$35,669	$24,544	$—

(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

The following summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	Successor				Predecessor
	March 31, 2021				March 31, 2020
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Diversified funds	$—	None	Self-Liquidating	None	$—	None	Self-Liquidating	None
Real estate and other	4,366	None	Quarterly	60 Days	4,879	None	Quarterly	60 Days

Postretirement Health and Life Insurance Benefits

The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	Successor
	U.S. Plans		Non-U.S. Plans		Total
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Benefit obligation, beginning	$4,796	$4,450	$1,772	$1,856	$6,568	$6,306
Service cost	4	3	—	—	4	3
Interest cost	50	55	79	59	129	114
Effect of currency translation	—	—	(57)	(89)	(57)	(89)
Actuarial (gains) losses	(330)	435	(317)	—	(647)	435
Benefits paid	(62)	(147)	(36)	(54)	(98)	(201)
Benefit obligation, ending	$4,458	$4,796	$1,441	$1,772	$5,899	$6,568

Fair value of plan assets, beginning	$—	$—	$—	$—	$—	$—
Employer contributions	62	147	36	54	98	201
Benefits paid	(62)	(147)	(36)	(54)	(98)	(201)
Fair value of plan assets, ending	$—	$—	$—	$—	$—	$—
Funded status of the plan	$(4,458)	$(4,796)	$(1,441)	$(1,772)	$(5,899)	$(6,568)

	Successor
	U.S. Plans		Non-U.S. Plans		Total
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(306)	$(195)	$(106)	$(74)	$(412)	$(269)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(4,152)	(4,601)	(1,335)	(1,698)	(5,487)	(6,299)
Funded status of the plan	$(4,458)	$(4,796)	$(1,441)	$(1,772)	$(5,899)	$(6,568)

	Predecessor
	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2020
Benefit obligation, beginning	$4,445	$2,278	$6,723
Service cost	7	—	7
Interest cost	151	161	312
Effect of currency translation	—	(577)	(577)
Actuarial (gains) losses	27	125	152
Benefits paid	(180)	(131)	(311)
Benefit obligation, ending	$4,450	$1,856	$6,306

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	180	131	311
Benefits paid	(180)	(131)	(311)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(4,450)	$(1,856)	$(6,306)

	Predecessor
	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2020
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(355)	$(133)	$(488)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(4,095)	(1,723)	(5,818)
Funded status of the plan	$(4,450)	$(1,856)	$(6,306)

The following summarizes net periodic benefit costs for the postretirement health and life insurance benefits plans:

	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Service cost	$4	$3	$—	$—
Interest cost	50	55	79	59
Prior service credit	—	(291)	—	(3)
Actuarial losses	—	138	—	19
Net periodic benefit costs (income)	$54	$(95)	$79	$75

	Predecessor
	U.S. Plans		Non-U.S. Plans
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Service cost	$7	$7	$—	$7
Interest cost	$151	$154	$161	$151
Prior service credit	$(699)	$(699)	$(9)	$(10)
Actuarial losses	$385	$402	$49	$31
Net periodic benefit costs (income)	$(156)	$(136)	$201	$179

The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations:

	Successor	Predecessor
	March 31, 2021	March 31, 2020
Discount rate	7.17%	7.94%
Health care cost trend rate assumed for next year	6.92%	7.07%
Ultimate trend rate	6.92%	7.07%

Cash Flows

The Company expects to contribute the following to its benefit plans:

	Pension Benefits		Postretirement Plans
	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Fiscal Year 2022	1,412	4,047	106	306

The Company's contributions to the defined contribution plans are as follows:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Fiscal Year 2021	2,803	2,002	Not Applicable
Fiscal Year 2020	Not Applicable	Not Applicable	4,747
Fiscal Year 2019	Not Applicable	Not Applicable	4,939

The following summarizes the expected benefit payments to be paid in future years, as of March 31, 2021:

	Successor
	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2022	$7,660	$2,931	$306	$106
2023	5,702	3,068	303	108
2024	5,605	3,038	298	110
2025	5,651	3,281	292	113
2026	5,601	3,127	287	115
Years 2026-2029	24,431	16,675	1,349	613

26. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,312 and the total assessment including penalties and interest at March 31, 2021 is $8,330. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $2,000 and the total assessment including penalties and interest at March 31, 2021 is $5,404. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $9,792. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned as of 1983. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005, due to a decision provided in an annulment lawsuit filed by the Brazilian Government. On March 7, 2013 such a lawsuit was ruled by the Brazil Federal Supreme Court, which confirmed (without the government's ability to appeal) that the Company was entitled to the IPI credits, however, limited to the period from 1983 to 1990. The value of the Brazil federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other Brazil federal tax liabilities using IPI credits and recorded a liability to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. Accordingly, at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income. In April 2006, the Brazilian Internal Revenue Service (“Brazilian IRS”) challenged the Company's valuation and application of the $24,142 IPI credits in the Company's tax filing during 2005. Numerous rulings and appeals were rendered on behalf of both the Brazilian IRS and the Company from 2006 through 2020. During the three months ended March 31, 2021, a final ruling was issued in favor of the Brazilian IRS. As a result, the Company recorded $12,666 of losses associated with this matter.

Other Matters
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

27. Other Comprehensive (Loss) Income

The following summarizes changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Loss
Balances at March 31, 2018 (Predecessor)	$(12,682)	$(32,580)	$—	$(45,262)
Other comprehensive (loss) income before reclassifications	(9,297)	4,145	(4,513)	(9,665)
Impact of adoption of ASU 2018-02	—	(2,931)	—	(2,931)
Amounts reclassified to net loss, net of tax	—	(5,383)	1,899	(3,484)
Other comprehensive loss, net of tax	(9,297)	(4,169)	(2,614)	(16,080)
Balances at March 31, 2019 (Predecessor)	(21,979)	(36,749)	(2,614)	(61,342)
Other comprehensive (loss) income before reclassifications	(530)	(2,825)	(186)	(3,541)
Amounts reclassified to net loss, net of tax	—	2,420	3,331	5,751
Other comprehensive loss, net of tax	(530)	(405)	3,145	2,210
Balances at March 31, 2020 (Predecessor)	(22,509)	(37,154)	531	(59,132)
Other comprehensive income (loss) before reclassifications	4,445	734	(531)	4,648
Amounts reclassified to net loss, net of tax	—	—	(164)	(164)
Other comprehensive income (loss), net of tax	4,445	734	(695)	4,484
Cancellation of Predecessor equity	18,064	36,420	164	54,648
Balances at August 31, 2020 (Predecessor)	$—	$—	$—	$—

Balances at September 1, 2020 (Successor)	$—	$—	$—	$—
Other comprehensive (loss) income before reclassifications	(4,649)	523	(2,747)	(6,873)
Amounts reclassified to net loss, net of tax	$—	$18	$122	$140
Other comprehensive (loss) income, net of tax	(4,649)	541	(2,625)	(6,733)
Balances at March 31, 2021 (Successor)	$(4,649)	$541	$(2,625)	$(6,733)

The following summarizes amounts by component, reclassified from accumulated other comprehensive loss to net (loss) income:

	Successor	Predecessor			Affected Line Item in the Consolidated
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019	Statements of Operations
Pension and postretirement plans(1):
Actuarial loss	$39	$899	$3,111	$3,238	Interest expense
Amortization of prior service cost (credit)	—	(165)	(666)	(666)	Interest expense
Deferred income tax benefit	—	—	—	(7,607)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (loss), gross	39	734	2,445	(5,035)
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	(21)	—	(25)	(348)
Amounts reclassified from accumulated other comprehensive loss to net income, net	$18	$734	$2,420	$(5,383)

(1) Amounts are included in net periodic benefit costs for pension and postretirement plans.

	Successor	Predecessor			Affected Line Item in the Consolidated
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019	Statements of Operations
Derivatives:
Losses reclassified to cost of goods sold	122	$164	$3,331	$1,899
Amounts reclassified from accumulated other comprehensive loss to net income, gross	122	164	3,331	1,899	Cost of goods and services sold
Tax effects of amounts reclassified from accumulated other comprehensive loss to net income	—	(694)	—	(399)
Amounts reclassified from accumulated other comprehensive loss to net income, net	122	$(530)	$3,331	$1,500

28. Related Party Transactions

The following summarizes sales and purchases with related parties:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Sales	$4,270	$13,483	$16,245	$15,480
Purchases	83,716	38,655	120,084	137,017

The Company’s accounts receivable, notes receivable, and accounts payable with related parties, as presented in the consolidated balance sheets, relate to transactions with equity method investees and the deconsolidated Canadian Cannabis Subsidiaries.

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of March 31, 2021 includes $2,309 of interest payable to the Glendon Investor and the Monarch Investor. Interest expense as presented in the consolidated statements of operations includes $12,752 for the seven months ended March 31, 2021 that relates to the Glendon Investor and the Monarch Investor. Refer to "Note 3. Emergence from Voluntary Reorganization Under Chapter 11" for additional information.

Transactions with the Deconsolidated Canadian Cannabis Subsidiaries
In connection with the CCAA Proceeding, the DIP Lender, another non-U.S. subsidiary of the Company, provided Figr Brands with secured debtor-in-possession financing to fund the working capital needs of the Canadian Cannabis Subsidiaries in accordance with the cash flow projections approved by the Monitor and the DIP Lender. These payments also funded fees and expenses paid to the DIP Lender, professional fees and expenses incurred by the Canadian Cannabis Subsidiaries and the Monitor in respect of the CCAA Proceeding, and such other costs and expenses of the Canadian Cannabis Subsidiaries as agreed to by the DIP Lender. As of March 31, 2021, the outstanding DIP loan balance was $5,790 and is included in notes receivable, related parties within the consolidated balance sheets. As of March 31, 2021, accounts receivable, related parties as presented in the consolidated balance sheets includes $59 receivable from the Canadian Cannabis Subsidiaries, which represents interest receivable associated with the DIP loan. For the year-ended March 31, 2021, the Canadian Cannabis Subsidiaries have incurred $59 in interest expense associated with the DIP financing, which is considered income to the Company and is recorded in interest income within the consolidated statements of operations. As of March 31, 2021, the fair value of the related party note receivable retained by the Company from the Canadian Cannabis Subsidiaries was $6,100. Refer to "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

DDTL Facility
Refer to "Note 30. Subsequent Events" for additional information related to the $120,000 delayed-draw credit facility agreement entered into on April 23, 2021 by the Company and certain of its subsidiaries with certain funds managed by Glendon Capital Management LP and Monarch Alternative Capital LP, as lenders, and related matters.

29. Segment Information

The following summarizes segment information:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Sales and other operating revenues:
Leaf - North America	$137,195	$57,734	$224,707	$285,718
Leaf - Other Regions	727,251	380,497	1,282,616	1,499,839
Other Products and Services	19,882	9,369	19,938	16,036
Total sales and other operating revenues	$884,328	$447,600	$1,527,261	$1,801,593

Operating (loss) income:
Leaf - North America	$8,341	$376	$8,008	$10,113
Leaf - Other Regions	28,736	(1,028)	69,149	112,180
Other Products and Services	(53,125)	(43,305)	(88,766)	(35,039)
Total operating (loss) income	$(16,048)	$(43,957)	$(11,609)	$87,254

	Successor
	March 31, 2021
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$247,265	$1,204,993	$87,204	$1,539,462
Trade and other receivables, net	17,392	170,185	780	188,357
Goodwill	3,708	26,513	6,632	36,853
Equity in net assets of investee companies	—	89,569	6,795	96,364

	Successor			Predecessor
	Seven months ended March 31, 2021			Five months ended August 31, 2020
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Leaf - North America	Leaf - Other Regions	Other Products and Services
Depreciation and amortization	1,497	6,908	3,434	3,026	10,171	3,383
Capital expenditures	546	12,764	2,890	385	1,526	5,247

	Predecessor
	March 31, 2020
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$266,253	$1,284,317	$212,493	$1,763,063
Trade and other receivables, net	28,520	207,534	3,685	239,739
Equity in net assets of investee companies	—	56,456	11,075	67,531
Depreciation and amortization	7,186	24,187	4,455	35,828
Capital expenditures	3,930	14,551	38,362	56,843

	Predecessor
	March 31, 2019
	Leaf - North America	Leaf - Other Regions	Other Products and Services	Total
Segment assets	$243,248	$1,488,226	$127,801	$1,859,275
Trade and other receivables, net	18,297	289,662	3,038	310,997
Goodwill	2,795	13,669	17,872	34,336
Equity in net assets of investee companies	—	57,161	11,845	69,006
Depreciation and amortization	7,065	25,695	2,987	35,747
Capital expenditures	4,594	17,325	30,793	52,712

The following summarizes geographic sales and other operating revenues by destination of the product shipped:

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Sales and Other Operating Revenues:
United States	$144,618	$56,073	$213,036	$246,828
China	79,739	18,675	180,907	184,921
Indonesia	68,924	29,819	119,604	118,995
Belgium(1)	45,137	42,409	118,819	126,694
United Arab Emirates	42,830	22,954	100,375	78,329
Northern Africa	30,209	4,231	39,311	120,964
Other	472,871	273,439	755,209	924,862
Total	$884,328	$447,600	$1,527,261	$1,801,593
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

The following summarizes the customers, including their respective affiliates, that account for more than 10% of total sales and other operating revenues for the respective periods, as indicated by an "x":

	Successor	Predecessor
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Philip Morris International Inc.	x	x	x	x
Japan Tobacco International		x
China Tobacco International Inc.			x	x
Imperial Brands, PLC				x

The following summarizes geographic property, plant, and equipment by location:

	Successor	Predecessor
	March 31, 2021	March 31, 2020	March 31, 2019
Property, Plant, and Equipment, Net:
Canada	$133	$66,823	$40,027
Brazil	28,117	66,211	68,647
Zimbabwe	21,976	49,814	51,943
United States	27,938	47,023	49,600
Malawi	29,611	23,413	21,948
Tanzania	9,483	18,290	16,908
Other	22,879	24,422	27,323
Total	$140,137	$295,996	$276,396

30. Subsequent Events

DDTL Facility
On April 23, 2021, Intabex entered into the DDTL Facility Credit Agreement, dated as of April 23, 2021 (the “Closing Date”), by and among (i) Intabex, as borrower, (ii) the Parent Guarantors, (iii) DDTL Facility Lenders, and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent. The DDTL Facility Credit Agreement establishes a $120,000 delayed-draw term loan credit facility permitting borrowings by Intabex in up to four draws on or prior to June 30, 2021 in a minimum amount of $30,000 each (or, if less than $30,000 remains available under the DDTL Facility, the remaining commitments under the DDTL Facility). The proceeds of the DDTL Loans are to be used to provide ongoing working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. The DDTL Loans may be prepaid and undrawn commitments may be reduced or terminated by Intabex at any time, in each case without premium or penalty other than the Exit Fee described below and, in the case of any prepayment of LIBOR loans (as defined below), subject to customary breakage. Any undrawn commitments automatically terminate on June 30, 2021. Amounts prepaid or repaid in respect of DDTL Loans may not be reborrowed under the DDTL Facility.

Interest on the aggregate principal amount of outstanding DDTL Loans accrues at an annual rate of LIBOR plus 9.00%, subject to a LIBOR floor of 1.50%, for “LIBOR loans” or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the DDTL Facility Credit Agreement) plus 8.00%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (and every three months in the case of interest periods in excess of three months) for LIBOR loans and on the last day of each calendar month for loans that are not LIBOR loans. Pursuant to the DDTL Facility Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 2.00% of the aggregate commitments under the DDTL Facility, paid in cash in full on the Closing Date and netted from the proceeds of the DDTL Loan borrowed on the Closing Date. The DDTL Facility Credit Agreement provides for the payment by Intabex to the DDTL Facility Lenders of a non-refundable exit fee (the “Exit Fee”) in the amounts set forth in the table below in respect of (x) any DDTL Loans repaid (whether prepaid voluntarily or paid following acceleration or at maturity) and (y) any unused commitments remaining under the DDTL Facility upon its termination (whether such termination is voluntary or automatic). The Exit Fee is deemed to have been earned on the Closing Date, and is due and payable in cash on each date of repayment or termination, as applicable, in respect of the DDTL Loans or commitments repaid or terminated on such date, as applicable.

Loan Repayment/Commitment Termination Date	Exit Fee
On or before September 30, 2021	1.00%
After September 30, 2021 and on or before December 31, 2021	2.50%
After December 31, 2021 and on or before March 31, 2022	3.50%
After March 31, 2022	5.00%

At June 29, 2021, the DDTL Facility was fully drawn and the aggregate principal amount outstanding was $120,000.

The obligations of Intabex under the DDTL Facility Credit Agreement (and certain related obligations) are (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that is or becomes a guarantor of borrowings under the Term Loan Credit Agreement (which subsidiaries are referred to collectively, together with the Parent Guarantors, as the “Guarantors”), and (b) are secured by the pledge of all of the outstanding equity interests of (i) Alliance One Brasil Exportadora de Tabacos Ltda. (“AO Brazil”), which principally operates the Company’s leaf tobacco operations in Brazil, and (ii) Alliance One International Tabak B.V., which owns a 0.001% interest of AO Brazil.

Affirmative and Restrictive Covenants
The DDTL Facility Credit Agreement contains representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults applicable to the Company and its subsidiaries similar to those included in the Exit Term Loan Credit Agreement, including covenants that limit the Company’s ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;
•make certain investments and other restricted payments;
•enter into limitations on its ability to pay dividends, make loans or otherwise transfer assets to its immediate parent entity or to its subsidiaries;
•sell certain assets;

•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;
•enter into transactions with affiliates; and
•engage directly or indirectly in any business other than the businesses engaged in by it and its subsidiaries are currently engaged.

In addition, the DDTL Facility Credit Agreement includes a customary “passive holding company” covenant that contains certain additional restrictions on Intabex and its subsidiaries’ activities and requirements for Intabex to provide to the DDTL Facility Lenders certain periodic financial and operating reports for the Guarantors and their subsidiaries on a consolidated basis.

At June 29, 2021, Intabex and each Guarantor was in compliance with all such covenants under the DDTL Facility Credit Agreement.

Related Party Transaction
Based on a Schedule 13D filed with the SEC on September 3, 2020 by Glendon Capital Management, L.P., Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D filed with the SEC on September 3, 2020 by Monarch Alternative Capital LP, MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,033 shares of the Company’s common stock, representing approximately 24.1% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, Holly Kim and Patrick Fallon were designated to serve as directors of Pyxus and each continues to serve as a director of Pyxus. Ms. Kim is a Partner at Glendon Capital Management L.P. and Mr. Fallon is a Managing Principal at Monarch Alternative Capital LP.

The DDTL Facility Credit Agreement, any and all borrowings thereunder and the guaranty transactions described above were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

CCAA Proceedings
On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for an estimated purchase price of Cdn.$5,000. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement is subject to approval of the buyers by Health Canada and the satisfaction of certain other conditions.

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an estimated aggregate purchase price of Cdn.$24,750. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The consummation of the sale of Figr East and certain intangible assets of Figr Brands occurred on June 28, 2021.

The amount of recovery that the Company may receive from the sale of the assets of Figr Norfolk, the sale of the outstanding equity of Figr East, and the sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries.

African Seasonal Lines of Credit
On June 24, 2021, the Company, and certain of its subsidiaries, including the African Subsidiaries, entered into an Amendment Agreement (the “Amendment Agreement”) with TDB to amend the TDB Facility Agreement, which governs the terms of the separate foreign seasonal lines of credit of each of the African Subsidiaries with TDB. The Amendment Agreement became effective on June 28, 2021 and amends the TDB Facility Agreement as follows:

•It extends the term of the separate lines of credit of each of the Company’s subsidiaries in Malawi, Tanzania, and Zambia to June 25, 2022;
•It decreases the lending commitment with respect to the line of credit of the Company’s Malawi subsidiary from $120.0 million to $80.0 million, effective from and including June 28, 2021;
•It includes provisions allowing for an increase in the lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary from $70.0 million to $85.0 million, subject to the satisfaction of certain documentation requirements;
•It terminates the separate lines of credit of the Companies’ subsidiaries in Kenya and Uganda, effective from and including June 30, 2021 (with outstanding borrowings thereunder to be repaid by June 30, 2021); and
•It requires the Company and such subsidiaries to enter into an agreement to amend and restate the TDB Agreement by August 13, 2021 to reflect items specified in the Amendment Agreement.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Pyxus International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2021 (Successor Company balance sheet) and 2020 (predecessor Company balance sheet), the related consolidated statements of income, comprehensive (loss) income, shareholders' equity, and cash flows, for the seven months ended March 31, 2021 (Successor Company operations), the five months ended August 31, 2020, and for each of the two years in the period ended March 31, 2020 (Predecessor Company operations), and the related notes (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the seven months ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the financial position of the Predecessor Company as of March 31, 2020, and the results of its operations and its cash flows for the five months ended August 31, 2020, and for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Fresh-Start Reporting
As discussed in Note 3 to the financial statements, on August 21, 2020, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on August 24, 2020. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4 to the financial statements.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fresh Start Reporting — Refer to Note 4 to the financial statements
Critical Audit Matter Description
As described in Note 4 to the consolidated financial statements, and in connection with the emergence from Chapter 11, the Company qualified for and adopted fresh start reporting in accordance with ASC 852, Reorganizations. Management derived a reorganization value from the Company’s enterprise value which was estimated to be $1.25 billion. The reorganization value represents the fair value of the Company’s total assets before considering liabilities and is intended to approximate the amount a willing buyer would pay for the Company’s assets immediately after restructuring. The Company allocated the reorganization value to its individual assets based on their estimated fair values.

Auditing the adoption of fresh start reporting was complex due to the significant estimation uncertainty in determining the fair value of the Company’s assets. The identified intangible assets of $71 million, which principally consisted of trade names, technology, licenses, and customer relationships, were subject to significant estimation uncertainty primarily due to the sensitivity of the respective fair values to underlying assumptions in the discounted cash flow models used to measure the intangible assets. Significant assumptions included discount rates and certain assumptions that form the basis of the forecasted results such as revenue growth rates, margins, and attrition rates which may be affected by future economic and market conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions utilized in the Company’s adoption of fresh start reporting included the following, among others:
•To test the estimated fair value of identified intangible assets, our audit procedures included the involvement of fair value specialists to evaluate the Company’s selection of valuation methodology, evaluate the methods and significant assumptions used by management, and evaluate the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.
•We compared significant assumptions mentioned above to the Company’s historical results and third-party industry projections.
•We also evaluated the adequacy of the Company’s financial statement disclosures related to the bankruptcy and adoption of fresh start reporting.
Income Taxes — Accounting for Uncertainty in Income Taxes — Refer to Note 1 and Note 9 to the financial statements
Critical Audit Matter Description
The Company’s annual tax rate is based on its income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company records unrecognized tax benefits in multiple jurisdictions and evaluates the future potential outcomes of tax positions, based upon interpretation of the country-specific tax law and the likelihood of future settlement. As of March 31, 2021, the Company’s recorded unrecognized tax benefits totaled $20.6 million. Conclusions on recognizing and measuring uncertain tax positions involved significant management estimates and judgment and included complex considerations of local tax laws and related regulations in the various jurisdictions in which the Company operates.
We identified uncertain tax positions as a critical accounting matter because of the significant estimates and assumptions involved in recording uncertain tax positions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions utilized in the Company’s determination of uncertain tax positions included the following, among others:
•With the assistance of our income tax specialists, we read and evaluated management’s documentation, including relevant accounting policies, relevant authoritative tax literature, and information obtained by management from outside tax specialists and attorneys, that detailed the basis of the uncertain tax positions.
•With the assistance of our income tax specialists, we evaluated management’s judgement of the appropriate unit of account for the unrecognized tax benefits and audited the measurement calculations and the interest and penalties balances, as applicable.
•We challenged the reasonableness of management’s judgments regarding the future resolution of the uncertain tax positions, through evaluating the technical merits of the uncertain tax positions by considering how tax law, including statutes, regulations, and case law, impacted management’s judgments and through consideration of the Company’s history of settlements.

•For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement, or disclosure of the uncertain tax positions through review of correspondence with taxing authorities and evaluation of changes to issued guidance.
/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 29, 2021

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2021.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company's status as a smaller reporting company and a nonaccelerated filer.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning directors and persons nominated to become directors of Pyxus International, Inc. included in the Proxy Statement under the headings "Board of Directors - Proposal One - Election of Directors" and "Board of Directors - Director Biographies" is incorporated herein by reference. The information concerning the executive officers of the Company included in Part I, Item I of this Annual Report on Form 10-K under the heading "Business - Executive Officers of Pyxus International, Inc." is incorporated herein by reference.

Audit Committee
The information included in the Proxy Statement under the headings "Board of Directors - Board Committees and Membership" and "Audit Matters" is incorporated herein by reference.

Section 16(a) Compliance
The information included in the Proxy Statement under the heading "Ownership of Equity Securities - Delinquent Section 16(a) Reports" is incorporated herein by reference.

Code of Business Conduct
The information included in the Proxy Statement under the heading "Governance of the Company - Code of Business Conduct" is incorporated herein by reference.

Corporate Governance
The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee, and Environmental, Social, and Governance Committee. These governance documents are available on our website, www.pyxus.com, or by written request, without charge, addressed to: Corporate Secretary, Pyxus International, Inc., 8001 Aerial Center Parkway, Morrisville, NC 27560-8417.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors - Compensation of Directors" and "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2021
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	—	—	2,200,000
Total	—	—	2,200,000

(1) Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan on the Effective Date, all outstanding rights to acquire the common stock of Old Pyxus, including awards under its stock compensation plans, were cancelled. On November 18, 2020, the Board of Directors of the Company adopted the Pyxus International, Inc. 2020 Incentive Plan (the “Incentive Plan”). The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards. The number of shares of the Company’s common stock eligible to be issued under the Incentive Plan is 2,200,000 shares. At March 31, 2021, no awards under the Incentive Plan had been awarded and no rights to acquire any shares of the Company’s common stock under the Incentive Plan or any other plan were outstanding.

The information contained in the Proxy Statement under the caption "Ownership of Equity Securities" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions "Governance of the Company - Determination of Independence of Directors," "Board of Directors - Independence," "Board of Directors - Compensation of Directors," and "Related Party Transactions" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the Proxy Statement under the captions "Audit Matters - Policy for Pre-Approval of Audit and Non-Audit Services" and "Audit Matters - Audit and Non-Audit Fees" is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Pyxus International, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Consolidated Statements of Operations - Years ended March 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive (Loss) Income - Years ended March 31, 2021, 2020, and 2019
Consolidated Balance Sheets - March 31, 2021 and 2020
Consolidated Statements of Stockholders' Equity - Years ended March 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows - Years ended March 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.All other financial statement schedules are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3. The following documents are filed as exhibits to this report pursuant to Item 601 of Regulation S-K:

2.01	Order dated August 24, 2020 issued by the United States Bankruptcy Court for the District of Delaware in the case captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (SEC File No. 001-13684).

2.02	Amended Joint Prepackaged Chapter 11 Plan of Reorganization filed by the Debtors in the case before the United States Bankruptcy Court for the District of Delaware captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (SEC File No. 001-13684).

3.01	Amended and Restated Articles of Incorporation of Pyxus International, Inc., incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 001-13684).

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 001-13684)

4.01	Indenture dated as of August 24, 2020 among Pyxus Holdings, Inc., the Guarantors (as defined herein) and Wilmington Trust, National Association, as trustee, collateral agent, registrar and paying agent, relating to 10.000% Senior Secured First Lien Notes Due 2024, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 001-13684)

4.02	Shareholders Agreement dated as of August 24, 2020 among Pyxus International, Inc. and the Investors (as defined therein), incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K12G3 filed on August 24, 2020 (File No. 001-13684)

4.03	First Amendment to Shareholders Agreement dated as of September 14, 2020 among Pyxus International, Inc., Glendon Capital Management LP on behalf of its Affiliates that hold common shares of Pyxus International, Inc., and Monarch Alternative Capital LP, on behalf of its Affiliates that hold common shares of Pyxus International, Inc., incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 14, 2020 (File No. 001-13684)

4.04	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.01	Exit ABL Credit Agreement dated as of August 24, 2020 among Pyxus Holdings, Inc., as Borrower, the Parent Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 001-13684).

10.02	Exit Term Loan Credit Agreement dated as of August 24, 2020 among Pyxus Holdings, Inc., as Borrower, the Parent Guarantors party thereto, the Lenders party thereto, and Alter Domus (US) LLC, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 001-13684).

10.03	Second Amendment and Restatement Agreement dated August 24, 2020 among Alliance One Tobacco (Kenya) Limited, Alliance One Tobacco (Malawi) Limited, Alliance One Tobacco (Tanzania) Limited, Alliance One Tobacco (Uganda) Limited and Alliance One Zambia Limited, as Borrowers, Alliance One International Holdings, Ltd., as Original Guarantor, Pyxus International, Inc., Pyxus Parent, Inc. and Pyxus Holdings, Inc., as Parent Guarantors, Eastern and Southern African Trade and Development Bank, as Mandated Lead Arranger, Eastern and Southern African Trade and Development Bank, as Original Lender, Eastern and Southern African Trade and Development Bank, as Agent, and Eastern and Southern African Trade and Development Bank, as Security Agent, incorporated by reference to Exhibit 10.03 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed on November 13, 2020 (File No. 001-13684).

10.04	First Amendment and Waiver Letter dated as of December 30, 2020 between Eastern and Southern African Trade and Development Bank, as Agent, and Pyxus International, Inc., as Obligors’ Agent, incorporated by reference to Exhibit 10.02 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 001-13684).

10.05	Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (SEC File No. 001-13684).
10.06	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (SEC File No. 001-13684).

10.07	Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (SEC File No. 001-13684).

10.08	Pyxus International, Inc. 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2020 (File No. 001-13684). †

10.09	Form of Restricted Stock Unit Agreement (filed herewith). †

10.10	Form of Performance-based Stock Unit Award Agreement (filed herewith). †

10.11	Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Old Holdco, Inc. for the period ended December 31, 2008, filed on February 17, 2009 (SEC File No. 001-13684). †

10.12	Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Old Holdco, Inc. filed on February 7, 2013 (SEC File No. 001-13684). †

10.13	Form of Indemnification Agreement entered into by Pyxus International, Inc. on August 24, 2020 with each of Patrick Fallon and Holly Kim, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 001-13684). †

10.14	Form of Indemnification Agreement entered into by Pyxus International, Inc. on November 18, 2020 with each of Robert George, Carl Hausmann, Cynthia Moehring, J. Pieter Sikkel and Richard Topping, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 001-13684). †

10.15	Summary of executive officer compensation arrangements (filed herewith). †

21	List of subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).††

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*).

† Indicates management compensatory plan, contract or arrangement.
†† This exhibit is furnished herewith, but not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2021.

PYXUS INTERNATIONAL, INC. (Registrant)

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2021.

/s/ J. Pieter Sikkel		/s/ Carl Hausmann
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Carl Hausmann Director

/s/ Joel L. Thomas		/s/ Holly Kim
Joel L. Thomas Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Holly Kim Director

/s/ Philip C. Garofolo		/s/ Cynthia Moehring
Philip C. Garofolo Vice President - Controller and Chief Accounting Officer (Principal Accounting Officer)		Cynthia Moehring Director

/s/ Patrick Fallon		/s/ Richard Topping
Patrick Fallon Director		Richard Topping Director

/s/ Robert George
Robert George Director