Form 10-Q
period 2021-06-30
PYXUS INTERNATIONAL, INC.
filed 2021-08-13
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of July 31, 2021, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	Three months ended June 30, 2021	Three months ended June 30, 2020
Sales and other operating revenues	$333,290	$262,809
Cost of goods and services sold	291,170	243,183
Gross profit	42,120	19,626
Selling, general, and administrative expenses	33,845	60,757
Other income (expense), net	162	(2,392)
Restructuring and asset impairment charges	233	73
Operating income (loss)	8,204	(43,596)
Debt retirement expense	—	828
Interest expense, net	26,840	30,507
Reorganization items, net	—	(26,866)
Loss before income taxes and other items	(18,636)	(101,797)
Income tax benefit	(8,439)	(8,168)
(Loss) income from unconsolidated affiliates	(1,431)	820
Net loss	(11,628)	(92,809)
Net loss attributable to noncontrolling interests	(120)	(648)
Net loss attributable to Pyxus International, Inc.	$(11,508)	$(92,161)

Loss per share:
Basic and diluted	$(0.46)	$(9.24)

Weighted average number of shares outstanding:
Basic and diluted	25,000	9,976

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Successor	Predecessor
(in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020
Net loss	$(11,628)	$(92,809)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	689	(140)
Pension and other postretirement benefit plans	—	494
Cash flow hedges	4,328	(531)
Total other comprehensive income (loss), net of tax	5,017	(177)
Total comprehensive loss	(6,611)	(92,986)
Comprehensive loss attributable to noncontrolling interests	(120)	(724)
Comprehensive loss attributable to Pyxus International, Inc.	$(6,491)	$(92,262)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	Successor	Predecessor	Successor
(in thousands)	June 30, 2021	June 30, 2020	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$79,593	$172,795	$92,705
Restricted cash	2,538	2,649	4,619
Trade receivables, net	198,241	159,392	175,912
Other receivables	33,711	15,777	27,920
Inventories, net	854,042	832,223	727,893
Advances to tobacco suppliers, net	36,706	32,535	43,569
Recoverable income taxes	10,894	16,873	4,781
Prepaid expenses	35,217	30,836	29,532
Other current assets	19,713	14,170	15,569
Total current assets	1,270,655	1,277,250	1,122,500
Restricted cash	389	389	389
Investments in unconsolidated affiliates	85,651	57,479	96,356
Goodwill	36,853	6,120	36,853
Other intangible assets, net	49,935	64,957	51,417
Deferred income taxes, net	10,179	—	7,063
Long-term recoverable income taxes	4,167	2,628	4,133
Other noncurrent assets	42,127	46,089	40,355
Right-of-use assets	41,540	39,602	40,259
Property, plant, and equipment, net	140,332	298,154	140,137
Total assets	$1,681,828	$1,792,668	$1,539,462

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$403,792	$524,266	$372,174
DIP financing	—	131,700	—
Accounts payable	88,807	103,853	125,876
Advances from customers	29,631	26,130	12,120
Accrued expenses and other current liabilities	91,426	91,989	71,656
Income taxes payable	4,110	2,735	8,254
Operating leases payable	8,961	10,978	9,529
Current portion of long-term debt	2,686	273,524	2,122
Total current liabilities	629,413	1,165,175	601,731
Long-term taxes payable	6,703	7,623	7,623
Long-term debt	669,793	3,238	551,235
Deferred income taxes	14,254	25,603	12,944
Liability for unrecognized tax benefits	15,883	12,229	14,835
Long-term leases	31,843	25,121	29,508
Pension, postretirement, and other long-term liabilities	66,610	73,869	67,646
Total liabilities not subject to compromise	1,434,499	1,312,858	1,285,522
Liabilities subject to compromise	—	649,107	—
Total liabilities	1,434,499	1,961,965	1,285,522

	Successor	Predecessor	Successor
(in thousands)	June 30, 2021	June 30, 2020	March 31, 2021
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000, 9,976, and 25,000, respectively)	391,089	469,794	391,089
Retained deficit	(148,202)	(580,706)	(136,686)
Accumulated other comprehensive loss	(1,716)	(59,233)	(6,733)
Total stockholders’ equity (deficit) of Pyxus International, Inc.	241,171	(170,145)	247,670
Noncontrolling interests	6,158	848	6,270
Total stockholders’ equity (deficit)	247,329	(169,297)	253,940
Total liabilities and stockholders’ equity	$1,681,828	$1,792,668	$1,539,462

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2021 (Successor)	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)	—	—	—	8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021 (Successor)	$391,089	$(148,202)	$(3,960)	$541	$1,703	$6,158	$247,329

Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	$469,794	$(580,706)	$(22,573)	$(36,660)	$—	$848	$(169,297)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Successor	Predecessor
(in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020
Operating Activities:
Net loss	$(11,628)	$(92,809)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,066	10,026
Debt amortization/interest	6,132	3,434
Loss (gain) on foreign currency transactions	1,325	(5,006)
(Loss) income from unconsolidated affiliates, net of dividends	10,567	4,359
Reorganization items, net	—	15,703
Changes in operating assets and liabilities, net	(191,944)	(49,285)
Other, net	(4,475)	13,292
Net cash used by operating activities	(185,957)	(100,286)

Investing Activities:
Purchases of property, plant, and equipment	(3,815)	(5,002)
Collections on beneficial interests on securitized trade receivables	37,681	53,949
DIP loan to deconsolidated subsidiary	(5,229)	—
Payments to acquire businesses, net of cash acquired	—	(4,805)
Other, net	1,017	33
Net cash provided by investing activities	29,654	44,175

Financing Activities:
Net proceeds and repayments from short-term borrowings	29,015	(19,517)
Proceeds from DIP facility	—	131,700
Proceeds from DDTL facility	117,600	—
Repayment of revolving loans facilities	—	(44,900)
Proceeds from long-term borrowings	129	2,606
Debt issuance costs	(6,148)	(1,758)
DIP financing fees	—	(9,085)
Other, net	—	(384)
Net cash provided by financing activities	140,596	58,662

Effect of exchange rate changes on cash	514	199

(Decrease) increase in cash, cash equivalents, and restricted cash	(15,193)	2,750
Cash and cash equivalents at beginning of period	92,705	170,208
Restricted cash at beginning of period	5,008	2,875
Cash, cash equivalents, and restricted cash at end of period	$82,520	$175,833

Other information:
Cash paid for income taxes, net	$4,871	$2,173
Cash paid for interest, net	15,856	17,900
Cash paid for reorganization items	—	2,078

Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	38,498	47,120

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
These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed on June 29, 2021. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.
The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases (as defined below), ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors (as defined below) from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the

Effective Date (as defined below). The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the “Fresh Start Reporting Date”). The Company evaluated and concluded that the events between the Effective Date (as defined below) and the Fresh Start Reporting Date were not material to the Company's financial reporting on both a quantitative or qualitative basis. See “Note 4. Fresh Start Reporting” for additional information.
Due to the application of fresh start reporting, the pre-emergence and post-emergence periods are not comparable. The lack of comparability is emphasized by the use of a “black line” to separate the Predecessor and Successor periods in the condensed consolidated financial statements and footnote tables. References to “Successor” relate to our financial position after August 31, 2020 and results of operations for periods commencing after August 31, 2020. References to “Predecessor” relate to our financial position on or before August 31, 2020 and results of operations for periods ending on or before August 31, 2020.

Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), Old Holdco, Inc. (then named Pyxus International, Inc.) (“Old Pyxus”) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC, and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the “Effective Date”), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is a subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. See “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.

Reclassifications
Certain prior period amounts relating to balances with related parties have been reclassified to conform to the current year presentation in the condensed consolidated balance sheets. See "Note 23. Related Party Transactions" for additional information.

2. New Accounting Standards
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes during interim periods when there are changes in tax laws or when year-to-date losses exceed anticipated losses, and the recognition of deferred tax liabilities for outside basis differences in foreign investments. This guidance also simplifies aspects of the accounting for franchise taxes that are partially based on income, separate financial statements of legal entities not subject to tax, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance became effective for the Company on April 1, 2021. The adoption of this new accounting standard did not have a material impact on the Company's financial condition, results of operations, cash flows, or disclosures.

3. Emergence from Voluntary Reorganization under Chapter 11
Bankruptcy Proceedings
On June 15, 2020, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware to implement a prepackaged Chapter 11 plan of reorganization in order to effectuate a financial restructuring of the Debtors’ debt.

Liabilities Subject to Compromise
Pre-petition liabilities that have been allowed as claims in the Chapter 11 Cases are classified as liabilities subject to compromise within the condensed consolidated balance sheets, and include the following as of June 30, 2020:

Predecessor
Liabilities subject to compromise:
Debt subject to compromise	$635,686
Accrued interest on debt subject to compromise	13,421
$649,107

Reorganization Items
Expenditures, gains, and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items, net in the condensed consolidated statements of operations, and include the following for the three months ended June 30, 2020:

Predecessor
Reorganization Items:
Professional fees	$(2,573)
United States trustee fees	(518)
Write-off of unamortized debt issuance costs and discount	(4,020)
DIP financing fees	(19,755)
$(26,866)

Summary Features of the Plan of Reorganization
On the Effective Date, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc. (“Pyxus Holdings”), which is a subsidiary of the Company. Under the Plan, all suppliers, vendors, employees, trade partners, foreign lenders, and landlords were unimpaired and were satisfied in full in the ordinary course of business, and the existing trade and customer contracts and terms of Old Pyxus were maintained by the Company and its subsidiaries. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate in the ordinary course the business formerly operated by Old Pyxus. Old Pyxus, which retained no assets, has commenced a dissolution process and is being wound down.

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

Third-Party Releases
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

ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the “ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the “ABL Credit Facility”). A detailed description of the ABL Credit Agreement and ABL Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Note 16. Debt Arrangements" for additional information with respect to the ABL Credit Agreement and the ABL Credit Facility.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the “Term Loan Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish a term loan credit facility in an aggregate principal amount of approximately $213,400 (the “Term Loan Credit Facility”). A detailed description of the Term Loan Credit Agreement and Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Note 16. Debt Arrangements" for additional information with respect to the Term Loan Credit Agreement and the Term Loan Credit Facility.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,800 in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to an Indenture (the “Indenture”) dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Note 16. Debt Arrangements" for additional information with respect to the Notes and the Indenture.

Shareholders Agreement
On August 24, 2020, the Company entered into a Shareholders Agreement (the “Shareholders Agreement”), among the Company and the investors listed therein, each other beneficial owner of the Company's common stock as of the date of the Shareholder Agreement deemed to be a party thereto pursuant to the Plan and other persons that may from time to time become parties thereto (collectively, the “Investors”). The Shareholders Agreement provides that each of Glendon Capital Management, L.P. (together with its affiliates, the “Glendon Investor”) and Monarch Alternative Capital LP (together with its affiliates, the “Monarch Investor”) shall be entitled to nominate two individuals to serve on the seven-member board of directors of the Company so long as it beneficially owns at least 20% of the outstanding shares of the Company's common stock, or one individual to serve as such a director if it beneficially owns fewer than 20% of the outstanding shares but at least 10% of the outstanding shares. The Shareholders Agreement provides that the Investors shall take all necessary action to elect such nominees of each of the Glendon Investor and the Monarch Investor as directors, as well as the election of the chief executive officer of the Company as a director and other individuals qualifying as independent directors to be selected by Investors that beneficially own 5% or more of the outstanding shares of common stock of the Company, as determined by a majority of the shares of the Company's common stock beneficially owned by such Investors. The Shareholders Agreement provides that the chairperson of the board of directors of the Company is to be elected by a majority of the directors that had been nominated by the Glendon Investor (the “Glendon Directors”) and those that had been nominated by the Monarch Investor (the “Monarch Directors”), with the chairperson of such board to be elected by the board of directors of the Company if the Glendon Directors and Monarch Directors are together fewer than three in number or fail to appoint a chairperson. The Shareholders Agreement also includes provisions for the removal and replacement of the Glendon Directors at the request of the Glendon Investor and the removal and replacement of the Monarch Directors at the request of the Monarch Director, as well as provisions with respect to the calling and quorum of meetings of the board of directors of the Company, membership of committees of the board of directors of the Company, and compensation and insurance of members of the board of directors of the Company.

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

The order issued by the Canadian Court in the CCAA Proceeding on the Order Date included the following relief:

•approval for the Canadian Cannabis Subsidiaries to borrow under a debtor-in-possession financing facility (the “Canadian DIP Facility”) from another non-U.S. subsidiary of Pyxus (the "DIP Lender") in an initial amount of up to Cdn.$8,000, which following approval by the Canadian Court was increased to Cdn.$16,000;
•a stay of proceedings in respect of the Canadian Cannabis Subsidiaries and the directors and officers of the Canadian Cannabis Subsidiaries (the “Canadian Directors and Officers”) and the Monitor; and
•the granting of super priority charges against the property of the Canadian Cannabis Subsidiaries in favor of: (a) certain administrative professionals; (b) the Canadian Directors and Officers; and (c) the DIP Lender for amounts borrowed under the Canadian DIP Facility.

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

On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for a purchase price of Cdn.$5,000. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement is subject to approval of the buyers by Health Canada and the satisfaction of certain other conditions.

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an aggregate purchase price of Cdn.$24,750. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The sale of Figr East and certain intangible assets of Figr Brands was completed on June 28, 2021.

As discussed below, the amount of recovery that the Company may receive from the sale of the assets of Figr Norfolk, the sale of the outstanding equity of Figr East, and the sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries.

Canadian DIP Financing
Pursuant to the Canadian DIP Facility, the DIP Lender provided Figr Brands with secured debtor-in-possession financing to permit Figr Brands, the parent entity of Figr East and Figr Norfolk, to fund the working capital needs of the Canadian Cannabis Subsidiaries in accordance with the cash flow projections approved by the Monitor and the DIP Lender. These payments also funded fees and expenses to be paid to the DIP Lender, professional fees and expenses incurred by the Canadian Cannabis Subsidiaries and the Monitor in respect of the CCAA Proceeding, and such other costs and expenses of the Canadian Cannabis Subsidiaries as may be agreed to by the DIP Lender. The outstanding balance of the Canadian DIP Facility was $11,082 as of June 30, 2021. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

Deconsolidation of Subsidiaries
While the Canadian Cannabis Subsidiaries are majority owned by the Company, the administration of the CCAA Proceeding, including the Canadian Court’s appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries, and the deconsolidation of the Canadian Cannabis Subsidiaries’ assets and liabilities and elimination of their equity components from the Company’s consolidated financial statements as of January 21, 2021. The Canadian Cannabis Subsidiaries’ financial results are included in the Company’s consolidated results through January 20, 2021, which is the day prior to the Order Date. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment. Upon deconsolidation, the Company accounts for its investment in the Canadian Cannabis Subsidiaries using the cost method of accounting.

Prior to the deconsolidation, the carrying value of the Company's related party note receivable from the Canadian Cannabis Subsidiaries was $153,860. The Company fully impaired its equity investment in the Canadian Cannabis Subsidiaries, effective as of the Order Date, based on the Canadian Cannabis Subsidiaries carrying a retained deficit of $77,518 and based on offers the Company received to buy the Canadian Cannabis Subsidiaries or certain assets and the allocation of consideration among the assets to be sold, as reflected in the sales agreements approved by the Canadian Court. Following consummation of the contemplated sales of the Canadian Cannabis Subsidiaries, and after repayment of the Canadian DIP Facility and satisfaction of administrative expenses from the CCAA Proceeding, the Company estimated recovering aggregate net cash consideration of $6,100, which represents the fair value of the related party note receivable retained by the Company as of March 31, 2021. As a result, the Company recorded a net loss of $70,242 for the year ended March 31, 2021 associated with the deconsolidation of the Canadian Cannabis Subsidiaries.

As of June 30, 2021, there have been no significant changes in the fair value estimate of the related party note receivable. The amount of recovery with respect to the related party note receivable is dependent on the actual amount of administrative claims in the CCAA Proceeding, the amount of claims of unsecured creditors against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company’s interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries, all of which matters are presently uncertain. In the event the Company's interests are not so treated as debt claims by the Canadian Court, the Company may be unable to recover a substantial portion or all of the estimated fair value of the related-party note receivable and may incur additional impairment with respect thereto.

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries are treated as related-party transactions. See "Note 23. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries from April 1, 2021 to June 30, 2021.

6. Revenue Recognition
Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. For the period ended June 30, 2020, the other products and services revenue was primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue. For the period ended June 30, 2021, the other products and services revenue was primarily composed of e-liquids product revenue. The following disaggregates sales and other operating revenues by major source:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Leaf - North America:
Product revenue	$46,284	$25,918
Processing and other revenues	3,484	3,979
Total sales and other operating revenues	49,768	29,897

Leaf - Other Regions:
Product revenue	265,457	218,356
Processing and other revenues	14,633	9,383
Total sales and other operating revenues	280,090	227,739

Other Products and Services:
Total sales and other operating revenues	3,432	5,173

Total sales and other operating revenues	$333,290	$262,809

The following summarizes activity in the allowance for expected credit losses:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Balance, beginning of period	$(20,900)	$(15,893)
Additions	(380)	—
Write-offs	147	908
Balance, end of period	(21,133)	(14,985)
Trade receivables	219,374	174,377
Trade receivables, net	$198,241	$159,392

7. Restructuring and Asset Impairment Charges
The Company continued its focus on cost saving initiatives. The employee separation and impairment charges are primarily related to continued restructuring of certain African operations. The following summarizes the Company's restructuring and asset impairment charges:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Employee separation charges	$147	$40
Asset impairment and other non-cash charges	86	33
Restructuring and asset impairment charges	$233	$73

The following summarizes the activity in the restructuring accrual for employee separation and other cash charges by reportable segment:

	Successor			Predecessor
	Three months ended June 30, 2021			Three months ended June 30, 2020
	Other Products and Services	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$2,141	$1,406	$1,063	$—	$407
Period charges	14	—	133	—	40
Payments	(253)	(717)	(537)	—	(126)
Ending balance	$1,902	$689	$659	$—	$321

The following summarizes the asset impairment and other non-cash charges by reportable segment:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Leaf - North America	$—	$26
Leaf - Other Regions	86	7
Other Products and Services	—	—
Total	$86	$33

8. Income Taxes
The effective tax rate for the three months ended June 30, 2021 and 2020 was 45.3% and 8.0%, respectively. For the three months ended June 30, 2021 and 2020, the difference between the Company’s effective rate and the U.S. statutory rate of 21% is primarily due to the impact of net foreign exchange effects, non-deductible interest and variations in the expected jurisdictional mix of earnings. The higher effective rate for the three months ended June 30, 2021 was primarily due to improved operational results in the period and changes in the Company’s U.S. tax profile resulting from emergence from the Chapter 11 Cases. The Company allocated $5,323 of the year-to-date tax benefit to a current tax receivable as it expects the year-to-date loss to offset current taxes payable throughout the remainder of the current year.

9. Loss Per Share
The following summarizes the computation of loss per share:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Basic and diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(11,508)	$(92,161)
Shares:
Weighted average number of shares outstanding	25,000	9,976
Basic and diluted loss per share, net of tax	$(0.46)	$(9.24)

10. Restricted Cash
The following summarizes the composition of restricted cash:

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Compensating balance for short-term borrowings	$1,932	$900	$1,017
Escrow	493	1,363	3,459
Other	502	775	$532
Total	$2,927	$3,038	$5,008

11. Inventories, Net
The following summarizes the composition of inventories, net:

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Processed tobacco	$584,791	$534,833	$534,711
Unprocessed tobacco	232,893	237,227	156,915
Other tobacco related	25,471	21,779	25,979
Other(1)	10,887	38,384	10,288
Total	$854,042	$832,223	$727,893
(1) Represents inventory from the other products and services segment.

12. Acquisitions
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

The acquisition of Criticality was a business combination achieved in stages, which required the Company to remeasure its previously held equity interest in Criticality at its acquisition date fair value. This remeasurement resulted in a loss of approximately $2,667 being recorded in other income (expense), net within the condensed consolidated statements of operations for the three months ended June 30, 2020. The assets and liabilities were recorded at their fair value.

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

13. Equity Method Investments
The following summarizes the Company's equity method investments as of June 30, 2021:

	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference (1)
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	46,651
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)
(1) The basis difference for the Company's equity method investments is primarily due to $30,531 of fair value adjustments from fresh start reporting that were recorded in the fiscal year-ended March 31, 2021.

The following summarizes financial information for these equity method investments:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Operations statement:
Sales	$31,432	$35,711
Gross profit	3,666	6,949
Net (loss) income	(2,900)	2,309
Company's dividends received	8,848	5,064

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Balance sheet:
Current assets	$290,750	$232,176	$224,106
Property, plant, and equipment and other assets	45,068	50,679	43,648
Current liabilities	228,716	174,367	138,833
Long-term obligations and other liabilities	3,400	6,107	3,937

14. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Investments in variable interest entities	$78,903	$51,509	$89,560
Receivables with variable interest entities	19,671	2,039	13,497
Guaranteed amounts to variable interest entities (not to exceed)	55,987	60,937	56,067

15. Goodwill and Other Intangible Assets, Net
The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Successor
	Three months ended June 30, 2021
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.86 years	$29,200	$—	$(2,100)	$27,100
Technology	6.50 years	15,080	—	(2,873)	12,207
Trade names	13.17 years	11,300	—	(673)	10,627
Intangibles not subject to amortization:
Goodwill		36,853	—	—	36,853
Total		$92,433	$—	$(5,646)	$86,787

(1) Amortization expense across intangible asset classes for the three months ended June 30, 2021 was $1,483.

	Successor
	Seven months ended March 31, 2021
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Deconsolidation of Canadian Cannabis Subsidiaries	Impairment	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	11.10 years	$29,200	$—	$(1,470)	$—	$—	$27,730
Technology	6.66 years	11,000	4,080	(2,222)	—	—	12,858
Licenses	0.00 years	19,000	—	(924)	(18,076)	—	—
Trade names	13.42 years	11,800	—	(497)	(474)	—	10,829
Intangibles not subject to amortization:
Goodwill		37,935	—	—	—	(1,082)	36,853
Total		$108,935	$4,080	$(5,113)	$(18,550)	$(1,082)	$88,270
(1) Amortization expense across intangible asset classes for the seven months ended March 31, 2021 was $5,113.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended March 31	Customer Relationships	Technology	Trade Names	Total
2022 (excluding the three months ended June 30, 2021)	$1,890	$1,583	$605	$4,078
2023	2,519	1,970	807	5,296
2024	2,519	1,970	807	5,296
2025	2,519	1,819	807	5,145
2026	2,519	1,542	807	4,868
Thereafter	15,134	3,323	6,794	25,251
	$27,100	$12,207	$10,627	$49,934

16. Debt Arrangements
The following summarizes debt and notes payable:

	Outstanding		Lines and Letters Available	Interest Rate
	Successor	Successor	Successor
	March 31,	June 30,	June 30,
(in thousands)	2021	2021	2021
Senior secured credit facilities:
ABL Credit Facility	$67,500	$67,500	$7,500	5.8%	(1)
DDTL Facility (2)	—	117,353	—	10.5%	(1)
Senior secured notes:
10.0% senior secured first lien notes (3)	267,353	268,168	—	10.0%

Term Loan Credit Facility (4)	215,594	216,533	—	9.6%	(1)
Other long-term debt	2,910	2,925	340	2.2%	(1)
Notes payable to banks (5)	372,174	403,792	224,488	6.2%	(1)
Total debt	$925,531	$1,076,271	$232,328
Short-term	$372,174	$403,792
Long-term:
Current portion of long-term debt	$2,122	$2,686
Long-term debt	551,235	669,793
	$553,357	$672,479

Letters of credit	$2,468	$4,804	$2,512
Total credit available			$234,840

(1) Weighted average rate for the trailing twelve months ended June 30, 2021.
(2) Balance of $117,353 is net of original issue discount of $8,647. Total repayment will be $126,000, which includes an estimated $6,000 exit fee payable upon any repayment or termination.
(3) Balance of $268,168 is net of original issue discount of $12,676. Total repayment will be $280,844.
(4) Upon emergence from the Chapter 11 Cases on the Effective Date, the DIP Facility entered into at the Petition Date converted into the Term Loan Credit Facility. The aggregate balance of the Term Loan Credit Facility of $216,533 includes $3,115 of accrued paid-in-kind interest. The 9.6% interest rate does not include the paid-in-kind interest which is (a) 1.0% per annum from and after the first anniversary of the Effective Date until the second anniversary of the Effective Date, (b) 2.0% per annum from and after the second anniversary of the Effective Date until the third anniversary of the Effective Date, (c) 3.0% per annum from and after the third anniversary of the Effective Date until the fourth anniversary of the Effective Date and (d) from and after the fourth anniversary of the Effective Date, 4.0% per annum.

(5) Primarily foreign seasonal lines of credit.
ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into the ABL Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish the ABL Credit Facility. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. A detailed description of the ABL Credit Agreement and ABL Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At June 30, 2021, Pyxus Holdings was in compliance with the covenants under the ABL Credit Agreement. At June 30, 2021, $7,500 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $67,500 outstanding on that date.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into the Term Loan Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, was converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility. A detailed description of the Term

Loan Credit Agreement and Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At June 30, 2021, Pyxus Holdings was in compliance with the covenants under the Term Loan Credit Agreement.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to the Indenture dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At June 30, 2021, Pyxus Holdings was in compliance with the covenants under the Indenture.

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. (“Intabex”), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (the “DDTL Facility Credit Agreement”), dated as of April 23, 2021, by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the “Parent Guarantors”), (iii) certain funds managed by Glendon Capital Management, L.P. and Monarch Alternative Capital LP, as lenders (collectively and, together with any other lender that is or becomes a party thereto as a lender, the “DDTL Facility Lenders”), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent. The DDTL Facility Credit Agreement establishes a $120,000 delayed-draw term loan credit facility (the “DDTL Facility”) permitting borrowings by Intabex in up to four draws on or prior to June 30, 2021 in a minimum amount of $30,000 each (or, if less than $30,000 remains available under the DDTL Facility, the remaining commitments under the DDTL Facility) (the “DDTL Loans”). The proceeds of the DDTL Loans are to be used to provide ongoing working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. The DDTL Loans may be prepaid and undrawn commitments may be reduced or terminated by Intabex at any time, in each case without premium or penalty other than the Exit Fee described below and, in the case of any prepayment of LIBOR loans, subject to customary breakage. At June 30, 2021, the DDTL Facility was fully drawn and the aggregate principal amount outstanding was $117,353, net of original issue discount of $8,647, which includes an estimated $6,000 exit fee payable upon any repayment or termination. Amounts prepaid or repaid in respect of DDTL Loans may not be reborrowed under the DDTL Facility.

Interest on the aggregate principal amount of outstanding DDTL Loans accrues at an annual rate of LIBOR plus 9.00%, subject to a LIBOR floor of 1.50%, for LIBOR loans or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the DDTL Facility Credit Agreement) plus 8.00%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (and every three months in the case of interest periods in excess of three months) for LIBOR loans and on the last day of each calendar month for loans that are not LIBOR loans. Pursuant to the DDTL Facility Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 2.00% of the aggregate commitments under the DDTL Facility, paid in cash in full on the Closing Date and netted from the proceeds of the DDTL Loan borrowed on the Closing Date. The DDTL Facility Credit Agreement provides for the payment by Intabex to the DDTL Facility Lenders of a non-refundable exit fee (the “Exit Fee”) in the amounts set forth in the table below in respect of (x) any DDTL Loans repaid (whether prepaid voluntarily or paid following acceleration or at maturity) and (y) any unused commitments remaining under the DDTL Facility upon its termination (whether such termination is voluntary or automatic). The Exit Fee is deemed to have been earned on the Closing Date, and is due and payable in cash on each date of repayment or termination, as applicable, in respect of the DDTL Loans or commitments repaid or terminated on such date, as applicable.

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

At June 30, 2021, Intabex and each Guarantor was in compliance with the covenants under the DDTL Facility Credit Agreement.

Related Party Transaction
Based on a Schedule 13D filed with the SEC on September 3, 2020 by Glendon Capital Management, L.P., Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D filed with the SEC on September 3, 2020 by Monarch Alternative Capital LP, MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,033 shares of the Company’s common stock, representing approximately 24.1% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, Holly Kim and Patrick Fallon were designated to serve as directors of Pyxus and each continues to serve as a director of Pyxus. Ms. Kim is a Partner at Glendon Capital Management, L.P. and Mr. Fallon is a Managing Principal at Monarch Alternative Capital LP.

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

African Seasonal Lines of Credit
On August 13, 2020, certain then subsidiaries of Old Pyxus, which are now subsidiaries of the Company, Alliance One International Holdings, Ltd. (“AOI Holdings”) and the subsidiaries in Kenya, Malawi, Tanzania, Uganda, and Zambia (collectively, the “African Subsidiaries”) entered into an Amendment and Restatement Agreement (the “Initial TDB Facility Agreement”) with Eastern and Southern African Trade and Development Bank (“TDB”). On August 24, 2020, AOI Holdings, the African Subsidiaries, the Company, Pyxus Parent, Inc., Pyxus Holdings, and TDB entered into a Second Amendment and Restatement Agreement (the “TDB Facility Agreement”) to amend and restate the Initial TDB Facility Agreement to add the Company, Pyxus Parent, Inc., and Pyxus Holdings as guarantors thereunder and to otherwise amend provisions thereof to permit the consummation of the transactions contemplated by the Plan. The TDB Facility Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiaries with TDB and supersedes the prior terms in effect. These lines of credit provide borrowings to fund the purchase of leaf tobacco in the respective jurisdictions to be repaid upon the sale of that tobacco. The original aggregate maximum borrowing availability under these separate existing foreign seasonal lines of credit was $255,000, and the aggregate borrowings were $240,485 as of August 13, 2020. Subject to certain conditions, the TDB Facility Agreement increased the maximum aggregate borrowing capacity to $285,000, less the amount of outstanding loans borrowed under the existing foreign seasonal lines of credit with TDB. Loans under the TDB Facility Agreement bear interest at LIBOR plus 6%.

On June 24, 2021, the Company, and certain of its subsidiaries, including the African Subsidiaries, entered into an Amendment Agreement (the “Amendment Agreement”) with TDB to amend the TDB Facility Agreement, which governs the terms of the separate foreign seasonal lines of credit of each of the African Subsidiaries with TDB. The Amendment Agreement became effective on June 28, 2021 and amended the TDB Facility Agreement as follows:

•It extended the term of the separate lines of credit of each of the Company’s subsidiaries in Malawi, Tanzania, and Zambia to June 25, 2022;
•It decreased the lending commitment with respect to the line of credit of the Company’s Malawi subsidiary from $120,000 to $80,000, effective from and including June 28, 2021;
•It includes provisions allowing for an increase in the lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary from $70,000 to $85,000, subject to the satisfaction of certain documentation requirements;
•It terminated the separate lines of credit of the Companies’ subsidiaries in Kenya and Uganda, effective from and including June 30, 2021 (with outstanding borrowings thereunder to be repaid by June 30, 2021); and
•It required the Company and such subsidiaries to enter into an agreement to amend and restate the TDB Agreement by August 13, 2021 to reflect items specified in the Amendment Agreement.

Each of AOI Holdings, the Company, Pyxus Parent, Inc., and Pyxus Holdings guarantees the obligations of the African Subsidiaries under the TDB Facility Agreement. The obligations of each African Subsidiary under the TDB Facility Agreement are required to be secured by a first priority pledge of:

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

At June 30, 2021, the Company and its subsidiaries party to the TDB Facility Agreement were in compliance with all such covenants under the TDB Facility Agreement, as amended by a First Amendment and Waiver Letter dated as of December 30, 2020, and $81,644 was available for borrowing under the TDB Facility Agreement, after reducing availability by the aggregate borrowings under the TDB Facility Agreement of $108,356 outstanding on that date.

See "Note 25. Subsequent Events" for a description of the amendment and restatement of the TDB Facility Agreement completed on August 12, 2021.

Short-Term Borrowings
Excluding all long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by inventories as collateral.

17. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of June 30, 2021, the limit under the first facility was $125,000 of trade receivables. Under the second facility, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of June 30, 2021, the limit under the second facility was $125,000 of trade receivables.
As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $4,724, $5,663, and $3,651 as of June 30, 2021 and 2020, and March 31, 2021, respectively.

The following summarizes the accounts receivable securitization information:

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Receivables outstanding in facility	$66,671	$60,324	$90,693
Beneficial interests	20,271	14,949	19,370
Servicing liability	33	7	14

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Cash proceeds for the period ended:
Cash purchase price	$90,012	$108,007
Deferred purchase price	37,681	53,949
Service fees	143	131
Total	$127,836	$162,087

18. Guarantees
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

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Amounts guaranteed (not to exceed)	$95,272	$110,712	$93,489
Amounts outstanding under guarantee(1)	32,461	48,339	30,111
Fair value of guarantees	1,962	3,312	1,740
Amounts due to local banks on behalf of suppliers and included in accounts payable	12,216	14,206	10,930
(1) Of the guarantees outstanding at June 30, 2021, most expire within one year.

19. Derivative Financial Instruments
As of June 30, 2021, accumulated other comprehensive loss includes $3,104, net of $(1,401) of tax, for net unrealized gains related to designated cash flow hedges, respectively. The Company recorded a net gain of $(415) in cost of goods and services sold for the three months ended June 30, 2021. The Company recorded current derivative assets of $4,896 as of June 30, 2021 included in the condensed consolidated balance sheets. The U.S. Dollar notional amount of derivative contracts outstanding as of June 30, 2021 was $53,436.

20. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	Successor			Predecessor			Successor
	June 30, 2021			June 30, 2020			March 31, 2021
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$4,896	$—	$4,896	$—	$—	$—	$917	$—	$917
Securitized beneficial interests	—	20,271	20,271	—	14,949	14,949	—	19,370	19,370
Total assets	$4,896	$20,271	$25,167	$—	$14,949	$14,949	$917	$19,370	$20,287
Financial Liabilities:
Long-term debt	$450,724	$3,164	$453,888	$318,060	$3804	$321,864	$467,795	$3162	$470,957
Guarantees	—	1,962	1,962	—	3,312	3,312	—	1,740	1,740
Total liabilities	$450,724	$5,126	$455,850	$318,060	$7,116	$325,176	$467,795	$4,902	$472,697

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

Level 3 measurements
•Guarantees: The fair value of guarantees is based the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis of the expected future cash flows include historical loss rates ranging between 0.1% to 10.0% as of June 30, 2021. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is based on using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 64 to 81 days and discount rates of 1.6% to 3.5% as of June 30, 2021. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

•Long-term debt: The fair value of the long-term debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest of 0.9% to 1.4% and borrowing rates of 7.0% to 10.7%. The borrowing rates were weighted by average loans outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Successor			Predecessor
	Three months ended June 30, 2021			Three months ended June 30, 2020
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,370	$3,162	$1,740	$27,021	$848	$2,791
Issuances of sales of receivables/guarantees	—	—	223	47,120	—	647
Settlements	(36,695)	—	(26)	(57,902)	(100)	(117)
Additions	38,498	2	—	—	3,056	—
(Losses) gains recognized in earnings	(902)	—	25	(1,290)	—	(9)
Ending balance	$20,271	$3,164	$1,962	$14,949	$3,804	$3,312

For the three months ended June 30, 2021 and 2020, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $319 and $468, respectively.

21. Pension and Other Postretirement Benefits
The following summarizes the net periodic pension cost for the defined benefit pension plans:

	Defined Benefit Plans
	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Operating expenses:
Service cost	$99	$106
Interest expense:
Interest expense	677	957
Expected return on plan assets	(728)	(740)
Amortization of prior service cost	(1)	10
Actuarial loss	4	521
Net periodic pension cost	$51	$854

The following summarizes the net periodic pension cost (income) for the postretirement health and life insurance benefits plans:

	Other Postretirement Benefits
	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Operating expenses:
Service cost	$2	$2
Interest expense:
Interest expense	49	69
Amortization of prior service cost	—	(176)
Actuarial loss	(3)	94
Net periodic benefit cost (income)	$48	$(11)

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Contributions made during the period	$1,503	$875
Contributions expected for the remainder of the fiscal year	4,368	6,306
Total	$5,871	$7,181

22. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2021, the assessment for intrastate trade tax credits taken is $2,633 and the total assessment including penalties and interest is $9,516. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2021, the assessment for intrastate trade tax credits taken is $2,278 and the total assessment including penalties and interest is $6,168. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $12,766. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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
Asset Retirement Obligations
The Company identified an asset retirement obligation ("ARO") associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under generally accepted accounting principles for this ARO as the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

23. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Sales	$10,637	$7,228
Purchases	22,342	18,727

The Company has the following related party balances included in its condensed consolidated balances sheets:

	Successor	Predecessor	Successor	Location in the Condensed Consolidated Balance Sheets
	June 30, 2021	June 30, 2020	March 31, 2021
Accounts receivable, related parties	$4,138	$4,589	$3,585	Other receivables
Notes receivable, related parties	17,301	400	11,890	Other receivables
Accounts payable, related parties	15,124	19,775	22,376	Accounts payable
Advances from related parties	14,550	4,030	—	Advances from customers

Transactions with the Glendon Investor and the Monarch Investor
On August 24, 2020, the Company entered into an Exit Term Loan Credit Agreement and issued Senior Secured First Lien Notes with certain lenders, including the Glendon Investor and the Monarch Investor (see “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information).

On April 23, 2021, the Company and certain of its subsidiaries with certain funds managed by the Glendon Investor and the Monarch Investor, as lenders, and related matters entered into a $120,000 delayed-draw credit facility agreement (see "Note 16. Debt Arrangements" for additional information).

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of June 30, 2021 and 2020, and March 31, 2021, includes $6,361, $0, and $2,309, respectively, of interest payable to the Glendon Investor and the Monarch Investor. Interest expense as presented in the condensed consolidated statements of operations includes $7,499 and $0 for three months ended June 30, 2021 and 2020, respectively, that relates to the Glendon Investor and the Monarch Investor.

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

As of June 30, 2021 and 2020, and March 31, 2021, the outstanding loan balance under the Canadian DIP Facility was $11,082, $0, and $5,790, respectively, and is included in other receivables within the condensed consolidated balance sheets. As of June 30, 2021 and 2020, and March 31, 2021, other receivables as presented in the condensed consolidated balance sheets also includes $224, $0, and $59, respectively, of interest receivable associated with the loans under the Canadian DIP Facility due from the Canadian Cannabis Subsidiaries. For the three months ended June 30, 2021 and 2020, the Canadian Cannabis Subsidiaries have incurred $165 and $0 in interest expense associated with the Canadian DIP Facility, which is considered income to the Company and is recorded in interest expense, net within the condensed consolidated statements of operations. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

As of June 30, 2021 and 2020, and March 31, 2021, the fair value of the related party note receivable retained by the Company from the Canadian Cannabis Subsidiaries was $6,219, $0, and $6,100, respectively, and is recorded in other receivables within the condensed consolidated balance sheets. See "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

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

The following summarizes segment information:

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Sales and other operating revenues:
Leaf - North America	$49,768	$29,897
Leaf - Other Regions	280,090	227,739
Other Products and Services	3,432	5,173
Total sales and other operating revenues	$333,290	$262,809

Operating income (loss):
Leaf - North America	$2,596	$(833)
Leaf - Other Regions	11,940	(6,182)
Other Products and Services	(6,332)	(36,581)
Total operating income	$8,204	$(43,596)

	Successor	Predecessor	Successor
	June 30, 2021	June 30, 2020	March 31, 2021
Segment assets:
Leaf - North America	$267,254	$283,715	$247,265
Leaf - Other Regions	1,330,988	1,334,372	1,204,993
Other Products and Services	83,586	174,581	87,204
Total assets	$1,681,828	$1,792,668	$1,539,462

25. Subsequent Events

African Seasonal Lines of Credit
On August 12, 2021, the Company and certain subsidiaries of the Company, including the Company’s subsidiaries in Malawi, Tanzania, and Zambia (the “African Subsidiary Borrowers”), entered into the Third Amendment and Restatement Agreement (the “Restated TDB Agreement”) with TDB to amend and restate the Second Amendment and Restatement Agreement dated August 24, 2020 among them, as amended by an amendment letter dated December 30, 2020, an amendment letter dated February 19, 2021 and an Amendment Agreement dated as of June 24, 2021. The Restated TDB Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiary Borrowers with TDB and supersedes the prior terms in effect. The Restated TDB Agreement provides for a lending commitment with respect to the line of credit of the Company’s Malawi subsidiary of $80.0 million, a lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary of $85.0 million, and a lending commitment with respect to the line of credit of the Company’s Zambia subsidiary of $40.0 million, in each case with current borrowing availability reduced by the amount of outstanding loans borrowed under the respective existing line of credit with TDB. Loans under the Restated TDB Agreement bear interest at LIBOR plus 6%. The Restated TDB Agreement terminates on June 30, 2024, unless terminated sooner at TDB’s discretion on June 30, 2022 or June 30, 2023. The terms of the Restated TDB Agreement may also be modified at TDB’s discretion on those dates. Borrowings under the Restated TDB Agreement are due upon the termination of the Restated TDB Agreement. The effectiveness of the Restated TDB Agreement is conditioned upon TDB’s review of specified documentation.

Pursuant to the Restated TDB Agreement, each of the Company and its subsidiaries, Pyxus Parent, Inc., and Pyxus Holdings, guarantee the obligations of the African Subsidiary Borrowers under the Restated TDB Agreement. In addition, the Restated TDB Agreement provides that obligations of each African Subsidiary under the Restated TDB Agreement are secured by a first priority pledge of:
•tobacco purchased by that African Subsidiary that is financed by TDB;
•intercompany receivables arising from the sale of the tobacco financed by TDB;
•customer receivables arising from the sale of the tobacco financed by TDB; and
•such African Subsidiary’s local collection account receiving customer payments for purchases of tobacco financed by TDB.

The Restated TDB Agreement also requires Alliance One International, LLC, a subsidiary of the Company, to pledge customer receivables arising from the sale of the tobacco financed by TDB and pledge its collection accounts designated for receiving customer payments for purchases of tobacco financed by TDB.

The Restated TDB Agreement contains affirmative and negative covenants (subject, in each case, to customary and other exceptions and qualifications), including covenants that limit the ability of the African Subsidiary Borrowers to, among other things:
•grant liens on assets;
•incur additional indebtedness (including guarantees and other contingent obligations);
•sell or otherwise dispose of property or assets;
•maintain a specified amount of pledged accounts receivable and inventory;
•make changes in the nature of its business;
•enter into burdensome contracts; and
•effect certain modifications or terminations of customer contracts.

The Restated TDB Agreement contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, invalidity of loan documentation, certain changes of control of the Company and the other loan parties, termination of material licenses, and material adverse changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2021 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include:
•risks related to our indebtedness, including that the Company has substantial debt which may adversely affect it by limiting future sources of financing, interfering with its ability to pay interest, and principal on its indebtedness and subjecting it to additional risks, the Company requires a significant amount of cash to service indebtedness and its ability to generate cash depends on many factors beyond its control, the Company may not be able to refinance or renew its indebtedness, which may have a material adverse effect on its financial condition, the Company may not be able to satisfy the covenants included in its financing arrangements, which could result in the default of its outstanding debt obligations, and despite current indebtedness levels, the Company may still be able to incur substantially more debt, which could exacerbate further the risks associated with its significant leverage;
•risks and uncertainties relating to the Chapter 11 Cases and the Company's liquidity and business strategy, including but not limited to: whether the Company’s leaf tobacco customers, farmers and other suppliers might lose confidence in Pyxus as a result of the Chapter 11 Cases or otherwise and may seek to establish alternative commercial relationships, whether, as a result of the Chapter 11 Cases or otherwise, foreign lenders that have provided short-term operating credit lines to fund leaf tobacco operations at the local level may lose confidence in Pyxus and cease to provide such funding, uncertainty and continuing risks associated with the Company’s ability to achieve its goals, which may adversely affect the Company's liquidity, unanticipated developments with respect to liquidity needs and sources of liquidity could result in a deficiency in liquidity, and the Company’s Board of Directors, as reconstituted in connection with the Chapter 11 Cases, may implement further changes in the Company’s business strategy that could affect the scope of its operations, including the countries in which it continues to operate and the business lines that it continues to pursue, and may result in the recognition of restructuring or asset impairment charges;
•risk and uncertainties related to the Company’s leaf tobacco operations, including changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, changes in relevant capital markets affecting the terms and availability of short-term seasonal financing, political instability, currency and interest rate fluctuations, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, the impact of disasters or other unusual events affecting international commerce, and changes in costs incurred in supplying products and related services;

•risks and uncertainties related to the COVID-19 pandemic, including possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to the Company’s operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by Pyxus or shippers to temporarily suspend operations in affected areas, whether the Company’s operations that have been classified as “essential” under various governmental orders restricting business activities will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time, negative consumer purchasing behavior with respect to the Company’s products or the products of its leaf tobacco customers during periods of government mandates restricting activities imposed in response to the COVID-19 pandemic, and the extent to which the impact of the COVID-19 pandemic on the Company’s operations and the demand for its products may not coincide with impacts experienced in the United States due to the international scope of its operations, including in emerging and other markets in which the Company operates where the timing and severity of COVID-19 outbreaks and the pace of COVID-19 vaccinations and treatments may differ from those in the United States; and
•risks and uncertainties related to the Company’s Other Products and Services segment, including that the e-liquids business has a limited operating history, is in a developing market, may not generate the results that the Company anticipates and has needed, and may continue to need, significant investment to fund continued operations and expansion, that its technologies, processes and formulations may become obsolete, the impact of increasing competition, uncertainties with respect to the development of the industry and market, including the level of consumer demand for such products, the potential for product liability claims, uncertainties with respect to the extent of consumer acceptance of the products offered by the e-liquids business, the impact of regulation associated with the e‑liquids business, including the risk of obtaining anticipated regulatory approvals, and risks and uncertainties related to the CCAA Proceeding (as defined below), including whether the remaining sale transaction with respect to the Canadian Cannabis Subsidiaries (as defined below) will be successfully completed within the anticipated time frame or at all and the extent of any recovery, or additional impairment, that Pyxus may recognize with respect to its investment in these subsidiaries.
We do not undertake to update any forward-looking statements that we make from time to time.

Executive Summary
In the first quarter we began to catch-up from prior-period shipping delays driven by the pandemic and customer shipping instructions. We are continuing to monitor the impact of COVID on our Company and our workforce, and we will adjust our operations as needed to protect the health and safety of our employees while maintaining business continuity. Proactive management of shipping logistics, including container availability and freight costs, remains a high priority as we adapt to the evolving global shipping conditions. In addition, our inventory levels are consistent with our expectations and our uncommitted inventory decreased compared to the prior year. We continue to customers look for ways to reduce complexity in their supply chains through partnerships with suppliers who support their environmental, social, and governance ("ESG") objectives. We believe we are well-positioned to capitalize on additional opportunities with our customers.
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
Our consolidated operations are managed and reported in nine operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. See "Note 24. Segment Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

U.S. Bankruptcy Proceedings
On June 15, 2020, Old Holdco, Inc. (then named Pyxus International, Inc.) (“Old Pyxus”) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the “Restructuring”) of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan”) filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the "Effective Date"), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Accordingly, upon the effectiveness of the Plan the Company, through its subsidiaries, operated all of the businesses operated by Old Pyxus and its subsidiaries immediately prior to the effectiveness of the Plan and the Company is the successor issuer to Old Pyxus. Other than our Chief Executive Officer, our Board of Directors does not include any of the individuals who served as directors of Old Pyxus at the time the Chapter 11 Cases were commenced or at the effectiveness of the Plan. See "Note 3. Emergence from Voluntary Reorganization under Chapter 11" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Development of Businesses
Beginning in 2017, we undertook a strategic process designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification strategy focused on products that were value-added, required some degree of processing and offered a higher margin potential than our core tobacco leaf business. In support of this strategy, the Company made investments in businesses that focused on e-liquids, industrial hemp/CBD, and legal cannabis in Canada.

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

On May 25, 2021, a definitive agreement was entered into with a separate buyer for the sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an estimated aggregate purchase price of Cdn.$24.8 million. On June 10, 2021, the Canadian Court approved the sale agreement. On June 25, 2021, Health Canada approved the buyers of Figr East and certain intangible assets of Figr Brands. The sale of Figr East and certain intangible assets of Figr Brands was completed on June 28, 2021.

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

COVID-19
We continue to monitor the impact of the COVID-19 pandemic on our Company and our workforce. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world, and the onset of new variants of COVID-19 threaten to prolong the effects of the pandemic. Our production facilities are still operating but, in some instances, at lower production levels than planned due to social distancing requirements and safety practices implemented in accordance with Company policy. We continue to monitor the measures we implemented to reduce the spread of COVID-19 and make updates and improvements, as necessary. While our supply chains and distribution channels continue to experience delays due to COVID-19 in certain markets, we currently have adequate supply of products to meet the near-term forecasted demand.

We implemented various measures to reduce the spread of COVID-19 within our workforce including the implementation of health safety practices, providing personal protective equipment, the implementation of travel restrictions, work-from-home policies where possible, restricting visitors to production locations, splitting production workforce, reducing the on-site production workforce levels, screening workers before they enter facilities, implementing social distancing, and encouraging employees to adhere to prevention measures recommended by the Center for Disease Control and the World Health Organization. In addition, we have developed a robust Return to the Workplace Program to ensure our employees are returning to a safe working environment as federal, state, and local governments begin lifting their COVID-19 related restrictions.

Broad economic impacts from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions in the markets in which we operate continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. Due to the geographic scope of our operations, including emerging markets, and our sale to customers around the world, our operations and the demand for our products are subject to the impact of the COVID-19 on a global scale. Improving economic conditions in the United States, for example, may not coincide with improvements in our results of operations because of our exposure to the impact of COVID-19 elsewhere in the world, particularly in emerging markets that lack access to adequate vaccines and medical treatments. We cannot predict the extent or duration of the COVID pandemic, the effects of the COVID pandemic on the global, national or local economy, or the effect of the COVID pandemic on our business, financial position, results of operations, and cash flows.

Fresh Start Reporting
The Company applied Financial Accounting Standards Board (“FASB”) ASC Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. Our financial results for the three months ended June 30, 2020 are referred to as those of the “Predecessor.” Our financial results for the three months ended June 30, 2021 are referred to as those of the “Successor.” Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the "Fresh Start Reporting Date"). The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Results of Operations

Three Months Ended June 30, 2021 and 2020

	Successor	Predecessor	Change
(in millions)	Three months ended June 30, 2021	Three months ended June 30, 2020	$	%
Sales and other operating revenues	$333.3	$262.8	$70.5	26.8
Cost of goods and services sold	291.2	243.2	48.0	19.7
Gross profit	42.1	19.6	22.5	114.8
Selling, general, and administrative expenses	33.8	60.8	(27.0)	(44.4)
Other income (expense), net	0.2	(2.4)	2.6	108.3
Restructuring and asset impairment charges	0.2	0.1	0.1	100.0
Operating income (loss)*	8.2	(43.6)	51.8	118.8
Debt retirement expense	—	0.8	(0.8)	(100.0)
Interest expense, net	26.8	30.5	(3.7)	(12.1)
Reorganization items	—	(26.9)	26.9	100.0
Income tax benefit	(8.4)	(8.2)	(0.2)	(2.4)
(Loss) income from unconsolidated affiliates	(1.4)	0.8	(2.2)	(275.0)
Net loss attributable to noncontrolling interests	(0.1)	(0.6)	0.5	83.3
Net loss attributable to Pyxus International, Inc.	$(11.5)	$(92.2)	$80.7	87.5

* Amounts may not equal column totals due to rounding
Sales and other operating revenues increased $70.5 million, or 26.8%, to $333.3 million for the three months ended June 30, 2021 from $262.8 million for the three months ended June 30, 2020. This increase was due to an 8.6% increase in leaf volume and a 17.4% increase in leaf average sales price. The 8.6% increase in leaf volume was primarily due to $77.3 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from the fiscal year ended March 31, 2021 into the first quarter of the current fiscal year. This increase was partially offset by the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and lower leaf volume in Asia mainly due to shipments delayed by the COVID-19 pandemic and shipping container availability. The 17.4% increase in leaf average sales price was driven by product mix in Africa, Asia, Europe, and North America having a higher concentration of lamina. This increase was partially offset by product mix having a lower concentration of lamina in South America.
Cost of goods and services sold increased $48.0 million, or 19.7%, to $291.2 million for the three months ended June 30, 2021 from $243.2 million for the three months ended June 30, 2020. This increase was mainly due to the increase in sales and other operating revenues and was partially offset by a $15.1 million write-down of industrial hemp inventory in fiscal 2021 that was driven by a shift in expected future products mix in response to market supply conditions and continued market price compression.
Gross profit as a percent of sales increased to 12.6% for the three months ended June 30, 2021 from 7.5% for three months ended June 30, 2020. This increase was attributable to the fiscal 2021 write-down of industrial hemp inventory, as described above, and lower conversion costs in Africa and South America and product mix in Africa, Asia, and Europe having a higher concentration of lamina. This increase was partially offset by higher conversion costs in Asia, product mix having a lower concentration of lamina in South America, and foreign exchange rates in Asia and Europe.
Selling, general, and administrative ("SG&A") expenses decreased $27.0 million, or 44.4%, to $33.8 million for the three months ended June 30, 2021 from $60.8 million for the three months ended June 30, 2020 primarily due to expenses included in SG&A in fiscal 2021 for the Chapter 11 Cases that were incurred prior to the commencement of the Chapter 11 Cases, the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021, and savings from fiscal 2021 restructuring initiatives. SG&A expenses as a percent of sales decreased to 10.1% for the three months ended June 30, 2021 from 23.1% for the three months ended June 30, 2020 driven by increased sales and other operating revenues and the aforementioned decrease in SG&A expenses.

Reorganization items of $26.9 million were incurred in the prior fiscal year as a result of the Chapter 11 Cases.

Leaf - North America Supplemental Information
	Successor	Predecessor	Change
(in millions, except per kilo amounts)	Three months ended June 30, 2021	Three months ended June 30, 2020	$	%
Kilos sold	7.2	5.1	2.1	41.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$46.3	$25.9	$20.4	78.8
Average price per kilo	6.43	5.08	1.35	26.6
Processing and other revenues	3.5	4.0	(0.5)	(12.5)
Total sales and other operating revenues	49.8	29.9	19.9	66.6
Tobacco cost of goods sold:
Tobacco costs	36.8	20.0	16.8	84.0
Transportation, storage, and other period costs	3.9	2.7	1.2	44.4
Derivative financial instrument and exchange losses	—	0.2	(0.2)	(100.0)
Total tobacco cost of goods sold	40.7	22.9	17.8	77.7
Average cost per kilo	5.65	4.49	1.16	25.8
Processing and other revenues cost of services sold	2.3	2.6	(0.3)	(11.5)
Total cost of goods and services sold	43.0	25.5	17.5	68.6
Gross profit	6.8	4.4	2.4	54.5
Selling, general, and administrative expenses	3.9	4.9	(1.0)	(20.4)
Other expense, net	(0.3)	(0.3)	—	—
Operating income (loss)	$2.6	$(0.8)	3.4	425.0

Total sales and other operating revenues increased $19.9 million, or 66.6%, to $49.8 million for the three months ended June 30, 2021 from $29.9 million for the three months ended June 30, 2020. This increase was primarily due to 41.2% higher volume due to $12.4 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the first quarter of the current fiscal year and a 26.6% increase in average sales price driven by product mix having a higher concentration of lamina.

Cost of goods and services sold increased $17.5 million, or 68.6%, to $43.0 million for the three months ended June 30, 2021 from $25.5 million for the three months ended June 30, 2020. This increase was mainly due to the increase in sales and other operating revenues.

Gross profit as a percent of sales decreased to 13.7% for the three months ended June 30, 2021 from 14.7% for the three months ended June 30, 2020. This decrease was primarily due to customer mix.

Leaf - Other Regions Supplemental Information
	Successor	Predecessor	Change
(in millions, except per kilo amounts)	Three months ended June 30, 2021	Three months ended June 30, 2020	$	%
Kilos sold	61.9	58.5	3.4	5.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$265.5	$218.3	$47.2	21.6
Average price per kilo	4.29	3.73	0.56	15.0
Processing and other revenues	14.6	9.4	5.2	55.3
Total sales and other operating revenues	280.1	227.7	52.4	23.0
Tobacco cost of goods sold:
Tobacco costs	215.0	182.8	32.2	17.6
Transportation, storage, and other period costs	15.5	8.5	7.0	82.4
Derivative financial instrument and exchange losses (gains)	2.1	(1.5)	3.6	240.0
Total tobacco cost of goods sold	232.6	189.8	42.8	22.6
Average cost per kilo	3.76	3.24	0.52	16.0
Processing and other revenues cost of services sold	10.1	7.4	2.7	36.5
Total cost of goods and services sold	242.7	197.2	45.5	23.1
Gross profit	37.4	30.5	6.9	22.6
Selling, general, and administrative expenses	25.4	37.1	(11.7)	(31.5)
Other income, net	0.1	0.4	(0.3)	(75.0)
Restructuring and asset impairment charges	0.2	0.1	0.1	100.0
Operating income (loss)	$11.9	$(6.2)	$18.1	291.9

Total sales and other operating revenues increased $52.4 million, or 23.0%, to $280.1 million for the three months ended June 30, 2021 from $227.7 million for the three months ended June 30, 2020. This increase was due to a 5.8% increase in volume and a 15.0% increase in average sales price. The 5.8% increase in volume was primarily due to the higher volume in Africa and South America driven by $64.9 million shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the first quarter of the current fiscal year. This increase was partially offset by lower volume in Asia mainly due to shipments delayed by the COVID-19 pandemic and the shipping container availability. The 15.0% increase in average sales price was driven by product mix in Africa, Asia, and Europe having a higher concentration of lamina. This increase was partially offset by product mix having a lower concentration of lamina in South America.

Cost of goods and services sold increased $45.5 million, or 23.1%, to $242.7 million for the three months ended June 30, 2021 from $197.2 million for the three months ended June 30, 2020. This increase was mainly due to the increase in sales and other operating revenues.

Gross profit as a percent of sales was 13.4% for the three months ended June 30, 2021 and 2020.

SG&A expenses decreased $11.7 million, or 31.5%, to $25.4 million for the three months ended June 30, 2021 from $37.1 million for the three months ended June 30, 2020 primarily due to fiscal 2021 restructuring initiatives resulting in lower general corporate services. SG&A expenses as a percent of sales decreased to 9.1% for the three months ended June 30, 2021 from 16.3% for the three months ended June 30, 2020 primarily due to increased sales and other operating revenues and the aforementioned decrease in SG&A expenses.

Other Products and Services Supplemental Information
	Successor	Predecessor	Change
(in millions)	Three months ended June 30, 2021	Three months ended June 30, 2020	$	%
Sales and other operating revenues	$3.4	$5.2	$(1.8)	(34.6)
Cost of goods and services sold	5.5	20.5	(15.0)	(73.2)
Gross loss	(2.1)	(15.3)	13.2	86.3
Selling, general, and administrative expenses	4.5	18.7	(14.2)	(75.9)
Other income (expense), net	0.3	(2.5)	2.8	112.0
Operating loss	$(6.3)	$(36.5)	$30.2	82.7

Sales and other operating revenues decreased $1.8 million, or 34.6%, to $3.4 million for the three months ended June 30, 2021 from $5.2 million for the three months ended June 30, 2020. This decrease was primarily due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

Cost of goods and services sold decreased $15.0 million, or 73.2%, to $5.5 million for the three months ended June 30, 2021 from $20.5 million for the three months ended June 30, 2020. This decrease was mainly due to a $15.1 million write-down of industrial hemp inventory driven by a shift in expected future products mix in response to market supply conditions and continued market price compression in fiscal 2021 and the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

Gross loss as a percent of sales decreased to 61.8% for the three months ended June 30, 2021 from 294.2% for the three months ended June 30, 2020. This decrease was primarily attributable to the $15.1 million write-down of industrial hemp inventory described above.

SG&A expenses decreased $14.2 million, or 75.9%, to $4.5 million for the three months ended June 30, 2021 from $18.7 million for the three months ended June 30, 2020. SG&A expenses as a percent of sales decreased to 132.4% for the three months ended June 30, 2021 from 359.6% for the three months ended June 30, 2020. These decreases were mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021, lower allocations of general corporate services, and savings from fiscal 2021 restructuring initiatives.

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

As of June 30, 2021, we are in our leaf working capital build. Asia is in the midst of buying, processing, and shipping. South America is in the final stages of purchasing, processing is in progress, and the peak shipping season for the region is in its beginning stages. Crops in Africa are in the peak of buying, which will continue into the second quarter while processing and shipping will peak in the second and third quarters. Europe has completed purchasing of current crops and is finalizing processing and shipment schedules. North America is preparing to begin flue cured purchasing in the second quarter with processing and shipping occurring in the third and fourth quarters.

Working Capital
The following summarizes our working capital:

	Successor	Predecessor	Successor
(in millions except for current ratio)	June 30, 2021	June 30, 2020	March 31, 2021
Cash and cash equivalents	$79.6	$172.8	$92.7
Trade and other receivables, net	210.5	170.2	188.4
Inventories and advances to tobacco suppliers	890.7	864.8	771.5
Total current assets	1,270.7	1,277.3	1,122.5
Notes payable to banks	403.8	524.3	372.2
Accounts payable	73.7	84.1	103.5
Advances from customers	15.1	22.1	12.1
Current portion of long-term debt	2.7	273.5	2.1
Total current liabilities	629.4	1,165.2	601.7
Current ratio	2.0 to 1	1.1 to 1	1.9 to 1
Working capital	641.3	112.1	520.8
Long-term debt	669.8	3.2	551.2
Stockholders’ equity (deficit) attributable to Pyxus International, Inc.	241.2	(170.1)	247.7
Sources and Uses of Cash
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables and short-term borrowings under our foreign seasonal lines of credit. We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See Note 16. "Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

The following summarizes our sources and uses of our cash flows:

	Successor	Predecessor
(in millions)	Three months ended June 30, 2021	Three months ended June 30, 2020
Operating activities	$(186.0)	$(100.3)
Investing activities	29.7	44.2
Financing activities	140.6	58.7
Effect of exchange rate changes on cash	0.5	0.2
(Decrease) increase in cash, cash equivalents, and restricted cash	(15.2)	2.8
Cash and cash equivalents at beginning of period	92.7	170.2
Restricted cash at beginning of period	5.0	2.9
Cash, cash equivalents, and restricted cash at end of period*	$82.5	$175.8

* Amounts may not equal column totals due to rounding
Net cash used by operating activities increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by (excluding non-cash activities) higher inventory and associated payables due to crop normalization in Africa and South America compared to the prior year.

Net cash provided by investing activities decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to lower collections on beneficial interests on securitized trade receivables driven by lower qualifying receivables available for sale into the securitization facilities.

Net cash provided by financing activities increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the borrowings under the DDTL Facility.
Approximately $62.9 million of our outstanding cash balance at June 30, 2021 was held in foreign jurisdictions. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt securities described above, advances from customers, and cash from operations when available. See "Note 16. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for summary of our short-term and long-term debt.
We will continue to monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. Available credit as of June 30, 2021 was $234.8 million primarily comprised of $224.5 million of foreign seasonal lines of credit, $7.5 million from the ABL Credit Facility, and $2.5 million of availability for letters of credit.
No cash dividends were paid to shareholders during the three months ended June 30, 2021. The payment of dividends is restricted under the terms the ABL Credit Agreement, the Term Loan Credit Agreement, and the Indenture.
Additional information with respect to the Restated TDB Agreement, including descriptions of respective affirmative, negative and financial covenants, collateral arrangements, and other terms and conditions, is set forth in "Note 25. Subsequent Events" to the "Notes to Condensed Consolidated Financial Statements”.

Critical Accounting Policies and Estimates
As of the date of this report, there are no material changes to the critical accounting policies and estimates previously disclosed in Part I, Item 7 "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2021. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2021.

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

There were no changes that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 22. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

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

Item 5. Other Information

The information included in "Note 25. Subsequent Events" to the "Notes to Condensed Consolidated Financial Statements" is hereby incorporated by reference.

Item 6. Exhibits

2.01
Order dated August 21, 2020 of the U.S. Bankruptcy Court for the District of Delaware Approving the Adequacy of the Disclosure Statement and the Prepetition Solicitation Procedures and Confirming the Amended Joint Prepackaged Plan of Reorganization in Case No. 20-11570 (LSS), In re: Pyxus International, Inc. et al., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

2.02
Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus International, Inc. and Its Affiliated Debtors dated August 13, 2020, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

10.01
Term Loan Credit Agreement dated as of April 23, 2021 among Intabex Netherlands B.V., Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, the Lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent (filed herewith)

10.02
First Amendment, dated as of May 21, 2021, to the Term Loan Credit Agreement, dated as of April 23, 2021 among Intabex Netherlands B.V., Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, the Lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent (filed herewith)

10.03
Amendment Agreement dated 24 June 2021 among Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International Holdings, Ltd., Alliance One Tobacco (Kenya) Limited, Alliance One Tobacco (Malawi) Limited, Alliance One Tobacco (Tanzania) Limited, Alliance One Tobacco (Uganda) Limited, Alliance One Zambia Limited and Eastern and Southern African Trade and Development Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc. filed on June 29, 2021 (File No. 001-13684)

10.04	Retention Agreement dated June 28, 2021 between Joel L. Thomas and Pyxus International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc. filed on June 30, 2021 (File No. 001-13684)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: August 13, 2021	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)