Form 10-Q
period 2021-09-30
PYXUS INTERNATIONAL, INC.
filed 2021-11-10
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

000-25734
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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of October 31, 2021, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor		Predecessor
(in thousands, except per share data)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Sales and other operating revenues	$394,201	$117,834	$184,791
Cost of goods and services sold	342,147	107,466	159,411
Gross profit	52,054	10,368	25,380
Selling, general, and administrative expenses	37,925	15,684	27,101
Other (expense) income, net	(1,816)	(1,933)	1,853
Restructuring and asset impairment charges	6,859	1,217	493
Operating income (loss)	5,454	(8,466)	(361)
Loss on deconsolidation of subsidiaries	2,456	—	—
Interest expense, net	28,477	8,149	14,683
Reorganization items, net	—	—	132,850
(Loss) income before income taxes and other items	(25,479)	(16,615)	117,806
Income tax (benefit) expense	(14,128)	(10,583)	8,460
Income from unconsolidated affiliates	1,328	234	1,538
Net (loss) income	(10,023)	(5,798)	110,884
Net loss attributable to noncontrolling interests	(342)	(485)	(314)
Net (loss) income attributable to Pyxus International, Inc.	$(9,681)	$(5,313)	$111,198

(Loss) earnings per share:
Basic	$(0.39)	$(0.21)	$11.15
Diluted	$(0.39)	$(0.21)	$11.12

Weighted average number of shares outstanding:
Basic	25,000	25,000	9,976
Diluted	25,000	25,000	9,999

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor		Predecessor
(in thousands, except per share data)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Sales and other operating revenues	$727,491	$117,834	$447,600
Cost of goods and services sold	633,317	107,466	402,594
Gross profit	94,174	10,368	45,006
Selling, general, and administrative expenses	71,770	15,684	87,858
Other expense, net	(1,654)	(1,933)	(539)
Restructuring and asset impairment charges	7,092	1,217	566
Operating income (loss)	13,658	(8,466)	(43,957)
Loss on deconsolidation of subsidiaries	2,456	—	—
Debt retirement expense	—	—	828
Interest expense, net	55,317	8,149	45,190
Reorganization items, net	—	—	105,984
(Loss) income before income taxes and other items	(44,115)	(16,615)	16,009
Income tax (benefit) expense	(22,567)	(10,583)	292
(Loss) income from unconsolidated affiliates	(103)	234	2,358
Net (loss) income	(21,651)	(5,798)	18,075
Net loss attributable to noncontrolling interests	(462)	(485)	(962)
Net (loss) income attributable to Pyxus International, Inc.	$(21,189)	$(5,313)	$19,037

(Loss) earnings per share:
Basic	$(0.85)	$(0.21)	$1.91
Diluted	$(0.85)	$(0.21)	$1.91

Weighted average number of shares outstanding:
Basic	25,000	25,000	9,976
Diluted	25,000	25,000	9,992

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Successor		Predecessor
(in thousands)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Net (loss) income	$(10,023)	$(5,798)	$110,884

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,591)	(807)	4,517
Pension and other postretirement benefit plans	(512)	—	240
Cash flow hedges	(2,896)	—	—
Total other comprehensive (loss) income, net of tax	(4,999)	(807)	4,757
Total comprehensive (loss) income	(15,022)	(6,605)	115,641
Comprehensive loss attributable to noncontrolling interests	(342)	(464)	(306)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(14,680)	$(6,141)	$115,947

	Successor		Predecessor
(in thousands)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Net (loss) income	$(21,651)	$(5,798)	$18,075

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(902)	(807)	4,377
Pension and other postretirement benefit plans	(512)	—	734
Cash flow hedges	1,432	—	(531)
Total other comprehensive income (loss), net of tax	18	(807)	4,580
Total comprehensive (loss) income	(21,633)	(6,605)	22,655
Comprehensive loss attributable to noncontrolling interests	(462)	(464)	(1,030)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(21,171)	$(6,141)	$23,685

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	Successor
(in thousands)	September 30, 2021	September 30, 2020	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$127,636	$125,551	$92,705
Restricted cash	3,028	23,285	4,619
Trade receivables, net	204,927	155,531	175,912
Other receivables	18,757	14,685	27,920
Inventories, net	802,428	844,693	727,893
Advances to tobacco suppliers, net	36,140	48,068	43,569
Recoverable income taxes	34,090	15,524	4,781
Prepaid expenses	32,718	39,456	29,532
Other current assets	15,895	15,024	15,569
Total current assets	1,275,619	1,281,817	1,122,500
Restricted cash	389	389	389
Investments in unconsolidated affiliates	87,420	67,859	96,356
Goodwill	36,853	54,876	36,853
Other intangible assets, net	49,353	66,024	51,417
Deferred income taxes, net	7,063	11,313	7,063
Long-term recoverable income taxes	4,166	3,468	4,133
Other noncurrent assets	38,487	44,699	40,355
Right-of-use assets	38,967	34,677	40,259
Property, plant, and equipment, net	137,239	173,177	140,137
Total assets	$1,675,556	$1,738,299	$1,539,462

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$457,699	$457,916	$372,174
Accounts payable	72,138	91,665	125,876
Advances from customers	33,520	21,962	12,120
Accrued expenses and other current liabilities	72,574	81,129	71,656
Income taxes payable	—	7,166	8,254
Operating leases payable	8,418	10,088	9,529
Current portion of long-term debt	121,926	123	2,122
Total current liabilities	766,275	670,049	601,731
Long-term taxes payable	6,703	7,623	7,623
Long-term debt	543,233	550,196	551,235
Deferred income taxes	16,285	10,885	12,944
Liability for unrecognized tax benefits	15,850	12,677	14,835
Long-term leases	29,495	22,748	29,508
Pension, postretirement, and other long-term liabilities	65,496	75,088	67,646
Total liabilities	1,443,337	1,349,266	1,285,522

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	Successor
(in thousands)	September 30, 2021	September 30, 2020	March 31, 2021
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	391,089	391,402	391,089
Retained deficit	(157,883)	(5,313)	(136,686)
Accumulated other comprehensive loss	(6,715)	(828)	(6,733)
Total stockholders’ equity of Pyxus International, Inc.	226,491	385,261	247,670
Noncontrolling interests	5,728	3,772	6,270
Total stockholders’ equity	232,219	389,033	253,940
Total liabilities and stockholders’ equity	$1,675,556	$1,738,299	$1,539,462

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2021 (Successor)	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss attributable to Pyxus International, Inc.	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)	—	—	—	8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021 (Successor)	391,089	(148,202)	(3,960)	541	1,703	6,158	247,329
Net loss attributable to Pyxus International, Inc.	—	(9,681)	—	—	—	(342)	(10,023)
Other	—	—	—	—	—	(88)	(88)
Other comprehensive loss, net of tax	—	—	(1,591)	(512)	(2,896)	—	(4,999)
Balance, September 30, 2021 (Successor)	$391,089	$(157,883)	$(5,551)	$29	$(1,193)	$5,728	$232,219

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss attributable to Pyxus International, Inc.	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	469,794	(580,706)	(22,573)	(36,660)	—	848	(169,297)
Net income attributable to Pyxus International, Inc.	—	111,198	—	—	—	(314)	110,884
Stock-based compensation	8	—	—	—	—	—	8
Dividends paid	—	—	—	—	—	(180)	(180)
Change in investment in subsidiaries	(1,655)	—	—	—	—	(461)	(2,116)
Other comprehensive income, net of tax	—	—	4,509	240	—	8	4,757
Cancellation of Predecessor equity	(468,147)	469,508	18,064	36,420	—	99	55,944
Balance, August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance, September 1, 2020 (Successor)	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor common stock	391,402	—	—	—	—	—	391,402
Fresh start adjustment to noncontrolling interests	—	—	—	—	—	4,359	4,359
Net loss attributable to Pyxus International, Inc.	—	(5,313)	—	—	—	(485)	(5,798)
Dividends paid	—	—	—	—	—	(123)	(123)
Other comprehensive (loss) income, net of tax	—	—	(828)	—	—	21	(807)
Balance, September 30, 2020 (Successor)	$391,402	$(5,313)	$(828)	$—	$—	$3,772	$389,033

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Successor		Predecessor
(in thousands)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Operating Activities:
Net (loss) income	$(21,651)	$(5,798)	$18,075
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,170	3,495	16,580
Loss on deconsolidation of subsidiaries	2,456	—	—
Debt amortization/interest	11,656	1,527	4,862
Loss (gain) on foreign currency transactions	2,605	4,674	(11,077)
Asset impairment charges	5,689	295	213
(Loss) income from unconsolidated affiliates, net of dividends	9,248	(257)	2,915
Reorganization items, net	—	—	(130,215)
Changes in operating assets and liabilities, net	(243,504)	(17,875)	(67,544)
Other, net	(5,813)	(2,990)	(15,870)
Net cash used by operating activities	(231,144)	(16,929)	(182,061)

Investing Activities:
Purchases of property, plant, and equipment	(8,568)	(1,331)	(7,757)
Collections on beneficial interests on securitized trade receivables	82,649	10,926	74,328
DIP loan to deconsolidated subsidiary	(5,229)	—	—
Collection of DIP loan from deconsolidated subsidiary	10,996	—	—
Payments to acquire businesses, net of cash acquired	—	—	(4,805)
Other, net	386	374	(109)
Net cash provided by investing activities	80,234	9,969	61,657

Financing Activities:
Net proceeds and repayments from short-term borrowings	85,047	3,455	(99,969)
Proceeds from DIP facility	—	—	206,700
Repayment of DIP facility	—	—	(213,418)
Proceeds from DDTL facility	117,600	—	—
Proceeds from term loan facility	—	—	213,418
Proceeds from 10.0% first lien notes	—	—	280,844
Repayment of 8.5% first lien notes	—	—	(280,844)
Proceeds from revolving loans facilities	—	37,500	27,438
Repayment of revolving loans facilities	(11,000)	—	(44,900)
Proceeds from long-term borrowings	150	449	2,568
Repayment of second lien notes	—	—	(1,199)
Share repurchases	—	—	(1,000)
Debt issuance costs	(6,300)	(2,452)	(8,486)
DIP financing fees	—	—	(9,344)
Other debt restructuring costs	—	—	(7,574)
Other, net	(24)	(123)	(565)
Net cash provided by financing activities	185,473	38,829	63,669

Effect of exchange rate changes on cash	(1,223)	(620)	1,628

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Successor		Predecessor
(in thousands)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Increase (decrease) in cash, cash equivalents, and restricted cash	33,340	31,249	(55,107)
Cash and cash equivalents at beginning of period	92,705	93,138	170,208
Restricted cash at beginning of period	5,008	24,838	2,875
Cash, cash equivalents, and restricted cash at end of period	$131,053	$149,225	$117,976

Other information:
Cash paid for income taxes, net	$12,030	$2,990	$5,560
Cash paid for interest, net	41,838	3,716	52,877
Cash paid for reorganization items	—	—	7,314

Noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	283	1,102	1,759
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	91,742	12,309	66,821
Cancellation of second lien notes	—	—	(634,487)

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
The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases (as defined below), ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors (as defined below) from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined below). The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the “Fresh Start Reporting Date”). The Company evaluated and concluded that the events between the Effective Date and the Fresh Start Reporting Date were not material to the Company's financial reporting on both a quantitative or qualitative basis. See “Note 4. Fresh Start Reporting” for additional information.
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

Interest expense and interest income amounts reported in prior periods have been reclassified to conform to the current year's net presentation of interest expense in the condensed consolidated statements of operations. Cash paid for interest and cash received from interest as reported under other information in the condensed consolidated statements of cash flows have been reclassified to conform to the current year's net presentation of cash paid for interest. Asset impairment charges reported as changes in operating assets and liabilities, net in prior periods have been reclassified to conform to the current year's presentation.

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

Reorganization Items
Expenditures, gains, and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items, net in the condensed consolidated statements of operations, and include the following:

	Predecessor
	Two months ended August 31, 2020	Five months ended August 31, 2020
Reorganization items, net:
Gain on settlement of liabilities subject to compromise	462,304	462,304
Professional fees	(27,953)	(30,526)
United States trustee fees	(452)	(970)
Write-off of unamortized debt issuance costs and discount	(1,283)	(5,303)
Issuance of exit facility shares and DIP financing fees	(188,783)	(208,538)
Other debt restructuring costs	(19,442)	(19,442)
Fresh start reporting adjustments	(91,541)	(91,541)
	$132,850	$105,984

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

Condensed Consolidated Balance Sheet
The adjustments set forth in the following condensed consolidated balance sheet as of August 31, 2020 reflect the effects of the transactions contemplated by the Plan and executed on the Fresh Start Reporting Date (reflected in the column entitled “Reorganization Adjustments”) as well as the fair value and other required accounting adjustments resulting from the adoption of fresh start reporting (reflected in the column entitled “Fresh Start Reporting Adjustments”). Pre-petition liabilities that were allowed as claims in the Chapter 11 Cases are classified as liabilities subject to compromise within the condensed consolidated balance sheet.

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

As discussed below, the amount of recovery that the Company may receive from the pending sale of the assets of Figr Norfolk, the completed sale of the outstanding equity of Figr East, and the completed sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries.

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

Deconsolidation of Subsidiaries
While the Canadian Cannabis Subsidiaries were at the time of the commencement of the CCAA Proceedings majority owned by the Company, the administration of the CCAA Proceeding, including the Canadian Court’s appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries at that time, and the deconsolidation of the Canadian Cannabis Subsidiaries’ assets and liabilities and elimination of their equity components from the Company’s consolidated financial statements as of January 21, 2021. The Canadian Cannabis Subsidiaries’ financial results are included in the Company’s consolidated results through January 20, 2021, which is the day prior to the Order Date. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment. Upon deconsolidation, the Company accounts for its investment in the Canadian Cannabis Subsidiaries using the cost method of accounting.

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

As of September 30, 2021, the Company's adjusted fair value estimate of the related party note receivable was $3,519, which resulted in a loss on the deconsolidation of the Canadian Cannabis Subsidiaries of $2,456 recorded within the condensed consolidated statements of operations for the three and six months ended September 30, 2021. The amount of recovery with respect to the related party note receivable is dependent on the actual amount of administrative claims in the CCAA Proceeding, the amount of claims of unsecured creditors against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company’s interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries, all of which matters are presently uncertain. In the event the Company's interests are not treated as debt claims by the Canadian Court, the Company may be unable to recover a substantial portion or all of the estimated fair value of the related-party note receivable and may incur additional impairment with respect thereto.

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries, during their respective period of ownership by the Company, are treated as related-party transactions. See "Note 23. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries.

6. Revenue Recognition
Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. For the period ended September 30, 2020, the other products and services revenue was primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue. For the period ended September 30, 2021, the other products and services revenue was primarily composed of e-liquids product revenue. The following disaggregates sales and other operating revenues by major source:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Leaf - North America:
Product revenue	$83,726	$17,105	$25,293
Processing and other revenues	6,795	2,872	2,544
Total sales and other operating revenues	90,521	19,977	27,837

Leaf - Other Regions:
Product revenue	273,990	89,409	137,546
Processing and other revenues	26,444	7,579	15,212
Total sales and other operating revenues	300,434	96,988	152,758

Other Products and Services:
Total sales and other operating revenues	3,246	869	4,196

Total sales and other operating revenues	$394,201	$117,834	$184,791

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Leaf - North America:
Product revenue	$130,010	$17,105	$51,211
Processing and other revenues	10,279	2,872	6,523
Total sales and other operating revenues	140,289	19,977	57,734

Leaf - Other Regions:
Product revenue	539,447	89,409	355,902
Processing and other revenues	41,077	7,579	24,595
Total sales and other operating revenues	580,524	96,988	380,497

Other Products and Services:
Total sales and other operating revenues	6,678	869	9,369

Total sales and other operating revenues	$727,491	$117,834	$447,600

The following summarizes activity in the allowance for expected credit losses:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020

Balance, beginning of period	$(21,133)	$(15,361)	$(14,985)
Additions	(2,508)	—	—
Write-offs	—	270	(376)
Balance, end of period	(23,641)	(15,091)	(15,361)
Trade receivables	228,568	170,622	167,670
Trade receivables, net	$204,927	$155,531	$152,309

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020

Balance, beginning of period	$(20,900)	$(15,361)	$(15,893)
Additions	(2,888)	—	—
Write-offs	147	270	532
Balance, end of period	(23,641)	(15,091)	(15,361)
Trade receivables	228,568	170,622	167,670
Trade receivables, net	$204,927	$155,531	$152,309

7. Restructuring and Asset Impairment Charges
The Company continued its focus on cost saving initiatives. The employee separation and impairment charges are primarily related to the write-off of the Company's remaining industrial hemp cannabidiol ("CBD") extraction equipment and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Employee separation charges	$1,256	$922	$313
Asset impairment and other non-cash charges	5,603	295	180
Restructuring and asset impairment charges	$6,859	$1,217	$493

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Employee separation charges	$1,403	$922	$353
Asset impairment and other non-cash charges	5,689	295	213
Restructuring and asset impairment charges	$7,092	$1,217	$566

The following summarizes the activity in the restructuring accrual for employee separation and other cash charges by reportable segment:

	Successor					Predecessor
	Three months ended September 30, 2021			One month ended September 30, 2020		Two months ended August 31, 2020
	Other Products and Services	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$1,902	$689	$659	$312	$255	$—	$321
Period charges	7	215	1,034	922	—	312	—
Payments	(197)	(407)	(1,597)	(60)	(26)	—	(66)
Ending balance	$1,712	$497	$96	$1,174	$229	$312	$255

	Successor					Predecessor
	Six months ended September 30, 2021			One month ended September 30, 2020		Five months ended August 31, 2020
	Other Products and Services	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions	Leaf - North America	Leaf - Other Regions
Beginning balance	$2,141	$1,406	$1,063	$312	$255	$—	$407
Period charges	21	215	1,167	922	—	312	40
Payments	(450)	(1,124)	(2,134)	(60)	(26)	—	(192)
Ending balance	$1,712	$497	$96	$1,174	$229	$312	$255

The following summarizes the asset impairment and other non-cash charges by reportable segment:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Leaf - North America	$—	$—	$(8)
Leaf - Other Regions	(21)	295	188
Other Products and Services	5,624	—	—
Total	$5,603	$295	$180

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Leaf - North America	$—	$—	$17
Leaf - Other Regions	65	295	196
Other Products and Services	5,624	—	—
Total	$5,689	$295	$213

8. Income Taxes
The effective tax rate for the six months ended September 30, 2021, the one month ended September 30, 2020, and the five months ended August 31, 2020 was 51.2%, 63.7%, and 1.8%, respectively. For the six months ended September 30, 2021, the one month ended September 30, 2020, and the five months ended August 31, 2020, the difference between the Company’s effective rate and the U.S. statutory rate of 21% is primarily due to the impact of net foreign exchange effects, non-deductible interest, and variations in the expected jurisdictional mix of earnings. The change in the effective rate for the six months ended September 30, 2021 was primarily due to improved operational results and changes in the U.S. tax profile resulting from the Company's emergence from the Chapter 11 Cases. As of September 30, 2021, the Company recorded additional tax benefit to current taxes receivable as it expects the year-to-date loss to offset current taxes payable throughout the remainder of the current year.

9. (Loss) Earnings Per Share
The following summarizes the computation of (loss) earnings per share:

	Successor		Predecessor
(in thousands, except per share data)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(9,681)	$(5,313)	$111,198
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976
Basic (loss) earnings per share	$(0.39)	$(0.21)	$11.15

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(9,681)	$(5,313)	$111,198
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price (1)	—	—	23
Adjusted weighted average number of shares outstanding	25,000	25,000	9,999
Diluted (loss) earnings per share	$(0.39)	$(0.21)	$11.12
(1) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 0 for the three months ended September 30, 2021.

	Successor		Predecessor
(in thousands, except per share data)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(21,189)	$(5,313)	$19,037
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976
Basic (loss) earnings per share	$(0.85)	$(0.21)	$1.91

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(21,189)	$(5,313)	$19,037
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price (1)	—	—	16
Adjusted weighted average number of shares outstanding	25,000	25,000	9,992
Diluted (loss) earnings per share	$(0.85)	$(0.21)	$1.91
(1) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 0 for the six months ended September 30, 2021.

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

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Antidilutive stock options and other awards	—	—	427
Weighted average exercise price	$—	$—	$56.86

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Antidilutive stock options and other awards	—	—	427
Weighted average exercise price	$—	$—	$56.86

10. Restricted Cash
The following summarizes the composition of restricted cash:

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Compensating balance for short-term borrowings	$2,051	$970	$1,017
Escrow (1)	949	22,172	3,459
Other	418	532	$532
Total	$3,418	$23,674	$5,008

(1) As of September 30, 2020, funds held in escrow was primarily related to professional fees for services rendered during the Chapter 11 Cases.

11. Inventories, Net
The following summarizes the composition of inventories, net:

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Processed tobacco	$605,424	$639,698	$534,711
Unprocessed tobacco	162,676	147,128	156,915
Other tobacco related	21,374	18,123	25,979
Other(1)	12,954	39,744	10,288
Total	$802,428	$844,693	$727,893
(1) Represents inventory from the Other Products and Services segment.

12. Acquisitions
On December 18, 2017, the Company completed a purchase of a 40.0% interest in Criticality, a North Carolina-based industrial hemp company that was engaged in CBD extraction and other applications for industrial hemp in accordance with a pilot program authorized under the federal Agriculture Act of 2014 and applicable North Carolina law. On April 22, 2020, the Company acquired the remaining 60.0% of the equity in Criticality in exchange for consideration consisting of $5,000 cash and $7,450 for the settlement of the Company's note receivable from Criticality, subject to certain post-closing adjustments.

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

13. Equity Method Investments
The following summarizes the Company's equity method investments as of September 30, 2021:

	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference (1)
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	46,326
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)
(1) The basis difference for the Company's equity method investments is primarily due to $30,531 of fair value adjustments from fresh start reporting that were recorded in the fiscal year-ended March 31, 2021.

The following summarizes financial information for these equity method investments:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Operations statement:
Sales	$32,513	$13,006	$31,841
Gross profit	2,448	2,248	7,202
Net income	3,206	738	3,560
Company's dividends received	18	—	40

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Operations statement:
Sales	$63,945	$13,006	$67,553
Gross profit	6,114	2,248	14,151
Net income	306	738	5,869
Company's dividends received	8,866	—	5,104

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Balance sheet:
Current assets	$280,561	$246,852	$224,106
Property, plant, and equipment and other assets	43,675	42,544	43,648
Current liabilities	214,321	185,187	138,833
Long-term obligations and other liabilities	3,144	4,185	3,937

14. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Investments in variable interest entities	$80,205	$61,432	$89,560
Receivables with variable interest entities	7,721	1,541	13,497
Guaranteed amounts to variable interest entities (not to exceed)	55,991	56,040	56,067

15. Goodwill and Other Intangible Assets, Net
The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Successor
	Six months ended September 30, 2021
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.61 years	$29,200	$—	$(2,729)	$26,471
Technology	6.23 years	15,080	840	(3,464)	12,456
Trade names	12.92 years	11,300	—	(874)	10,426
Intangibles not subject to amortization:
Goodwill		36,853	—	—	36,853
Total		$92,433	$840	$(7,067)	$86,206
(1) Amortization expense across intangible asset classes for the six months ended September 30, 2021 was $2,905.

	Successor
	Seven months ended March 31, 2021
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Deconsolidation of Canadian Cannabis Subsidiaries	Impairment	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	11.10 years	$29,200	$—	$(1,470)	$—	$—	$27,730
Technology	6.66 years	11,000	4,080	(2,222)	—	—	12,858
Licenses	0.00 years	19,000	—	(924)	(18,076)	—	—
Trade names	13.42 years	11,800	—	(497)	(474)	—	10,829
Intangibles not subject to amortization:
Goodwill		37,935	—	—	—	(1,082)	36,853
Total		$108,935	$4,080	$(5,113)	$(18,550)	$(1,082)	$88,270
(1) Amortization expense across intangible asset classes for the seven months ended March 31, 2021 was $5,113.

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended March 31	Customer Relationships	Technology	Trade Names	Total
2022 (excluding the six months ended September 30, 2021)	$1,260	$985	$404	$2,649
2023	2,519	1,970	807	5,296
2024	2,519	2,138	807	5,464
2025	2,519	1,987	807	5,313
2026	2,519	1,713	807	5,039
Thereafter	15,135	3,663	6,794	25,592
	$26,471	$12,456	$10,426	$49,353

16. Debt Arrangements
The following summarizes debt and notes payable:

	Successor
	Outstanding		Lines and Letters Available	Interest Rate
	March 31,	September 30,	September 30,
(in thousands)	2021	2021	2021
Senior secured credit facilities:
ABL Credit Facility	$67,500	$56,500	$18,500	5.8%	(1)
DDTL Facility (2)	—	119,263	—	10.6%	(1)
Senior secured notes:
10.0% senior secured first lien notes (3)	267,353	269,007	—	10.0%

Term Loan Credit Facility (4)	215,594	217,510	—	9.6%	(1)
Other long-term debt	2,910	2,879	314	2.3%	(1)
Notes payable to banks (5)	372,174	457,699	167,016	6.2%	(1)
Total debt	$925,531	$1,122,858	$185,830
Short-term	$372,174	$457,699
Long-term:
Current portion of long-term debt	$2,122	$121,926
Long-term debt	551,235	543,233
	$553,357	$665,159

Letters of credit	$2,468	$9,244	$3,332
Total credit available			$189,162

(1) Weighted average rate for the trailing twelve months ended September 30, 2021.
(2) Balance of $119,263 is net of original issue discount of $6,737. Total repayment will be $126,000, which includes an estimated $6,000 exit fee payable upon repayment.
(3) Balance of $269,007 is net of original issue discount of $11,837. Total repayment will be $280,844.
(4) Upon emergence from the Chapter 11 Cases on the Effective Date, the DIP Facility entered into at the Petition Date converted into the Term Loan Credit Facility. The aggregate balance of the Term Loan Credit Facility of $217,510 includes $4,092 of accrued paid-in-kind interest. The 9.6% interest rate does not include the paid-in-kind interest which is (a) 1.0% per annum from and after the first anniversary of the Effective Date until the second anniversary of the Effective Date, (b) 2.0% per annum from and after the second anniversary of the Effective Date until the third anniversary of the Effective Date, (c) 3.0% per annum from and after the third anniversary of the Effective Date until the fourth anniversary of the Effective Date and (d) from and after the fourth anniversary of the Effective Date, 4.0% per annum.

(5) Primarily foreign seasonal lines of credit.

ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into the ABL Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish the ABL Credit Facility. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. A detailed description of the ABL Credit Agreement and ABL Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At September 30, 2021, Pyxus Holdings was in compliance with the covenants under the ABL Credit Agreement. At September 30, 2021, $18,500 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $56,500 outstanding on that date.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into the Term Loan Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, was converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility. A detailed description of the Term Loan Credit Agreement and Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At September 30, 2021, Pyxus Holdings was in compliance with the covenants under the Term Loan Credit Agreement.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to the Indenture dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At September 30, 2021, Pyxus Holdings was in compliance with the covenants under the Indenture.

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. (“Intabex”), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (the “DDTL Facility Credit Agreement”), dated as of April 23, 2021 (the "Closing Date"), by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the “Parent Guarantors”), (iii) certain funds managed by Glendon Capital Management, L.P. and Monarch Alternative Capital LP, as lenders (collectively and, together with any other lender that is or becomes a party thereto as a lender, the “DDTL Facility Lenders”), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent. The DDTL Facility Credit Agreement established a $120,000 delayed-draw term loan credit facility (the “DDTL Facility”) under which the full amount has been drawn (the “DDTL Loans”). The proceeds of the DDTL Loans were used to provide working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. The DDTL Loans may be prepaid by Intabex at any time without premium or penalty other than the Exit Fee described below and, in the case of any prepayment of LIBOR loans, subject to customary breakage. At September 30, 2021, the aggregate principal amount outstanding was $119,263, net of original issue discount of $6,737, which includes an estimated $6,000 exit fee payable upon repayment. Amounts prepaid or repaid in respect of DDTL Loans may not be reborrowed under the DDTL Facility.

Interest on the aggregate principal amount of outstanding DDTL Loans accrues at an annual rate of LIBOR plus 9.00%, subject to a LIBOR floor of 1.50%, for LIBOR loans or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the DDTL Facility Credit Agreement) plus 8.00%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (and every three months in the case of interest periods in excess of three months) for LIBOR loans and on the last day of each calendar month for loans that are not LIBOR loans. Pursuant to the DDTL Facility Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 2.00% of the aggregate commitments under the DDTL Facility, paid in cash in full on the Closing Date and netted from the proceeds of the DDTL Loan borrowed on the Closing Date. The DDTL Facility Credit Agreement provides for the payment by Intabex to the DDTL Facility Lenders of a non-refundable exit fee (the “Exit Fee”) in the amounts set forth in the table below in respect of any DDTL Loans repaid (whether prepaid voluntarily or paid following acceleration or at maturity). The Exit Fee is deemed to have been earned on the Closing Date, and is due and payable in cash on each date of repayment or termination, as applicable, in respect of the DDTL Loans or commitments repaid or terminated on such date, as applicable.

Loan Repayment Date	Exit Fee
On or before September 30, 2021	1.00%
After September 30, 2021 and on or before December 31, 2021	2.50%
After December 31, 2021 and on or before March 31, 2022	3.50%
After March 31, 2022	5.00%

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

At September 30, 2021, Intabex and each Guarantor was in compliance with the covenants under the DDTL Facility Credit Agreement.

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

On August 12, 2021, the Company and certain subsidiaries of the Company, including the Company’s subsidiaries in Malawi, Tanzania, and Zambia (the “African Subsidiary Borrowers”), entered into the Third Amendment and Restatement Agreement (the “Restated TDB Agreement”) with TDB to amend and restate the Second Amendment and Restatement Agreement dated August 24, 2020, as amended by an amendment letter dated December 30, 2020, an amendment letter dated February 19, 2021 and the Amendment Agreement dated as of June 24, 2021. The Restated TDB Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiary Borrowers with TDB and supersedes the prior terms in effect. The Restated TDB Agreement provides for a lending commitment with respect to the line of credit of the Company’s Malawi subsidiary of $80.0 million, a lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary of $85.0 million, and a lending commitment with respect to the line of credit of the Company’s Zambia subsidiary of $40.0 million, in each case with current borrowing availability reduced by the amount of outstanding loans borrowed under the respective existing line of credit with TDB. Loans under the Restated TDB Agreement bear interest at LIBOR plus 6%. The Restated TDB Agreement terminates on June 30, 2024, unless terminated sooner at TDB’s discretion on June 30, 2022 or June 30, 2023. The terms of the Restated TDB Agreement may also be modified at TDB’s discretion on those dates. Borrowings under the Restated TDB Agreement are due upon the termination of the Restated TDB Agreement.

Pursuant to the Restated TDB Agreement, each of the Company and its subsidiaries, Pyxus Parent, Inc., and Pyxus Holdings, guarantee the obligations of the African Subsidiary Borrowers under the Restated TDB Agreement. In addition, the Restated TDB Agreement provides that obligations of each African Subsidiary Borrower under the Restated TDB Agreement are secured by a first priority pledge of:

•tobacco purchased by that African Subsidiary Borrower that is financed by TDB;
•intercompany receivables arising from the sale of the tobacco financed by TDB;
•customer receivables arising from the sale of the tobacco financed by TDB; and
•such African Subsidiary Borrower's local collection account receiving customer payments for purchases of tobacco financed by TDB.

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

At September 30, 2021, the Company and its subsidiaries party to the Restated TDB Agreement were, after giving effect to TDB's consent to certain investments by one of the African Subsidiary Borrowers, in compliance with all such covenants under the Restated TDB Agreement and $51,677 was available for borrowing under the Restated TDB Agreement, after reducing availability by the aggregate borrowings under the Restated TDB Agreement of $153,323 outstanding on that date.

Short-Term Borrowings
In addition to these credit arrangements, the Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by inventories as collateral.

17. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of September 30, 2021, the limit under the first facility was $125,000 of trade receivables. Under the second facility, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of September 30, 2021, the limit under the second facility was $125,000 of trade receivables.
As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $4,843, $4,185, and $3,651 as of September 30, 2021 and 2020, and March 31, 2021, respectively.

The following summarizes the accounts receivable securitization information:

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Receivables outstanding in facility	$119,254	$67,016	$90,693
Beneficial interests	26,055	13,471	19,370
Servicing liability	49	—	14

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Cash proceeds for the period ended:
Cash purchase price	$216,497	$41,692	$151,817
Deferred purchase price	82,649	10,926	74,328
Service fees	276	25	218
Total	$299,422	$52,643	$226,363

18. Guarantees
In certain markets, the Company guarantees bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The Company also guarantees bank loans of certain unconsolidated subsidiaries and a lease obligation for a former unconsolidated subsidiary. The following summarizes amounts guaranteed and the fair value of those guarantees:

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Amounts guaranteed (not to exceed)	$93,982	$84,345	$93,489
Amounts outstanding under guarantee (1)	14,777	13,456	30,111
Fair value of guarantees	343	491	1,740
Amounts due to local banks on behalf of suppliers and included in accounts payable	—	—	10,930
(1) Of the guarantees outstanding at September 30, 2021, most expire within one year.

19. Derivative Financial Instruments
As of September 30, 2021, accumulated other comprehensive loss includes $728, net of $465 of tax, for net unrealized gains related to designated cash flow hedges. The Company recorded a net gain of $(647) and $(1,062) in cost of goods and services sold for the three and six months ended September 30, 2021, respectively. The Company recorded a net gain of $(180) in selling, general, and administrative expenses for the three and six months ended September 30, 2021. The Company recorded current derivative assets of $1,523 and current derivative liabilities of $634 as of September 30, 2021 included in the condensed consolidated balance sheets. The U.S. Dollar notional amount of derivative contracts outstanding as of September 30, 2021 was $72,522.

20. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	Successor
	September 30, 2021			September 30, 2020			March 31, 2021
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$1,523	$—	$1,523	$—	$—	$—	$917	$—	$917
Securitized beneficial interests	—	26,056	26,056	—	13,471	13,471	—	19,370	19,370
Total assets	$1,523	$26,056	$27,579	$—	$13,471	$13,471	$917	$19,370	$20,287
Financial Liabilities:
Long-term debt	$446,770	$3,127	$449,897	$500,549	$3,714	$504,263	$467,795	$3,162	$470,957
Guarantees	—	343	343	—	491	491	—	1,740	1,740
Total liabilities	$446,770	$3,470	$450,240	$500,549	$4,205	$504,754	$467,795	$4,902	$472,697

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

Level 3 measurements
•Guarantees: The fair value of guarantees is based the discounted cash flow analysis of the expected future cash flows or historical loss rates. The primary inputs to the discounted cash flow analysis of the expected future cash flows include historical loss rates ranging between 0.6% to 10.0% as of September 30, 2021. The historical loss rate was weighted by the principal balance of the loans.

•Securitized beneficial interests: The fair value of securitized beneficial interests is based on using the present value of future expected cash flows. The primary inputs to this valuation include payment speeds of 103 to 107 days and discount rates of 1.4% to 3.5% as of September 30, 2021. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.

•Long-term debt: The fair value of the long-term debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest of 1.0% to 1.4% and borrowing rates of 7.0% to 10.7%. The borrowing rates were weighted by average loans outstanding.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Successor						Predecessor
	Three months ended September 30, 2021			One month ended September 30, 2020			Two months ended August 31, 2020
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$20,271	$3,164	$1,962	$11,159	$3,892	$1,256	$14,949	$3,804	$3,313
Issuances of sales of receivables/guarantees	53,243	—	274	12,308	—	147	19,702	—	19
Settlements	(45,979)	(37)	(1,678)	(9,793)	(178)	(917)	(23,137)	—	(2,075)
Additions	—	—	—	—	—	—	—	88	—
(Losses) gains recognized in earnings	(1,479)	—	(215)	(203)	—	5	(355)	—	(1)
Ending balance	$26,056	$3,127	$343	$13,471	$3,714	$491	$11,159	$3,892	$1,256

	Successor						Predecessor
	Six months ended September 30, 2021			One month ended September 30, 2020			Five months ended August 31, 2020
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,370	$3,162	$1,740	$11,159	$3,892	$1,256	$27,021	$848	$2,791
Issuances of sales of receivables/guarantees	91,741	—	497	12,308	—	147	66,821	—	667
Settlements	(82,674)	(37)	(1,704)	(9,793)	(178)	(917)	(81,038)	(100)	(2,192)
Additions	—	2	—	—	—	—	—	3,144	—
(Losses) gains recognized in earnings	(2,381)	—	(190)	(203)	—	5	(1,645)	—	(10)
Ending balance	$26,056	$3,127	$343	$13,471	$3,714	$491	$11,159	$3,892	$1,256

For the six months ended September 30, 2021, one month ended September 30, 2020, and five months ended August 31, 2020, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests were $826, $53, and $263, respectively.

21. Pension and Other Postretirement Benefits
The following summarizes the net periodic pension cost for the defined benefit pension plans:

	Defined Benefit Plans
	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Operating expenses:
Service cost	$99	$36	$70
Interest expense:
Interest expense	677	226	638
Expected return on plan assets	(728)	(244)	(494)
Amortization of prior service cost	(1)	—	7
Settlement loss[1]	(70)	—	—
Actuarial loss	4	—	347
Net periodic pension cost	$(19)	$18	$568
(1) Settlement accounting is triggered if the lump sums paid during a fiscal year exceeds the sum of the plan's service and interest cost. During the second quarter of fiscal 2022, the Company determined it was probable that a settlement would occur based on the lump sum cash payments activity incurred in the six months ended September 30, 2021. Settlement losses are recorded in interest expense.

	Defined Benefit Plans
	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Operating expenses:
Service cost	$198	$36	$176
Interest expense:
Interest expense	1,354	226	1,594
Expected return on plan assets	(1,456)	(244)	(1,234)
Amortization of prior service cost	(2)	—	17
Settlement loss[1]	(70)	—	—
Actuarial loss	8	—	868
Net periodic pension cost	$32	$18	$1,421
(1) Settlement accounting is triggered if the lump sums paid during a fiscal year exceeds the sum of the plan's service and interest cost. During the second quarter of fiscal 2022, the Company determined it was probable that a settlement would occur based on the lump sum cash payments activity incurred in the six months ended September 30, 2021. Settlement losses are recorded in interest expense.

The following summarizes the net periodic pension cost (income) for the postretirement health and life insurance benefits plans:

	Other Postretirement Benefits
	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Operating expenses:
Service cost	$2	$1	$1
Interest expense:
Interest expense	49	18	46
Amortization of prior service cost	—	—	(118)
Actuarial loss	(3)	—	63
Net periodic benefit cost (income)	$48	$19	$(8)

	Other Postretirement Benefits
	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Operating expenses:
Service cost	$4	$1	$3
Interest expense:
Interest expense	98	18	114
Amortization of prior service cost	—	—	(294)
Actuarial loss	(6)	—	157
Net periodic benefit cost (income)	$96	$19	$(20)

The following summarizes contributions to pension plans and postretirement health and life insurance benefits:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Contributions made during the period	$1,553	$651	$1,066

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Contributions made during the period	$3,056	$651	$1,941
Contributions expected for the remainder of the fiscal year	2,815	3,245	—
Total	$5,871	$3,896	$1,941

22. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2021, the assessment for intrastate trade tax credits taken is $2,422 and the total assessment including penalties and interest is $8,794. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2021, the assessment for intrastate trade tax credits taken is $2,095 and the total assessment including penalties and interest is $5,695. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $10,578. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

23. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Sales	$8,176	$539	$6,325
Purchases	25,331	18,919	19,928

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Sales	$18,813	$539	$13,483
Purchases	47,673	18,919	38,655

The Company has the following related party balances included in its condensed consolidated balances sheets:

	Successor			Location in the Condensed Consolidated Balance Sheets
	September 30, 2021	September 30, 2020	March 31, 2021
Accounts receivable, related parties	$5,611	$3,773	$3,585	Other receivables
Notes receivable, related parties	3,519	—	11,890	Other receivables
Accounts payable, related parties	13,451	34,815	22,376	Accounts payable
Advances from related parties	14,550	—	—	Advances from customers

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

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of September 30, 2021 and 2020, and March 31, 2021, includes $4,369, $2,192, and $2,309, respectively, of interest payable to the Glendon Investor and the Monarch Investor. Interest expense as presented in the condensed consolidated statements of operations includes $8,537 and $16,036 for three and six months ended September 30, 2021, respectively, and $2,192 for the three and six months ended September 30, 2020, that relates to the Glendon Investor and the Monarch Investor.

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

As of September 30, 2021 and 2020, and March 31, 2021, the outstanding loan balance under the Canadian DIP Facility was $0, $0, and $5,790, respectively, and is included in other receivables within the condensed consolidated balance sheets. As of September 30, 2021 and 2020, and March 31, 2021, other receivables as presented in the condensed consolidated balance sheets also includes $0, $0, and $59, respectively, of interest receivable associated with the loans under the Canadian DIP Facility due from the Canadian Cannabis Subsidiaries. For the three and six months ended September 30, 2021, respectively, the Canadian Cannabis Subsidiaries have incurred $19 and $184 in interest expense associated with the Canadian DIP Facility, which is considered income to the Company and is recorded in interest expense, net within the condensed consolidated statements of operations. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

As of September 30, 2021 and 2020, and March 31, 2021, the fair value of the related party note receivable retained by the Company from the Canadian Cannabis Subsidiaries was $3,519, $0, and $6,100, respectively, and is recorded in other receivables within the condensed consolidated balance sheets. See "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

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

The following summarizes segment information:

	Successor		Predecessor
	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020
Sales and other operating revenues:
Leaf - North America	$90,521	$19,977	$27,837
Leaf - Other Regions	300,434	96,988	152,758
Other Products and Services	3,246	869	4,196
Total sales and other operating revenues	$394,201	$117,834	$184,791

Operating income (loss):
Leaf - North America	$8,502	$905	$1,210
Leaf - Other Regions	9,881	3,892	5,153
Other Products and Services	(12,929)	(13,263)	(6,724)
Total operating income (loss)	$5,454	$(8,466)	$(361)

	Successor		Predecessor
	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020
Sales and other operating revenues:
Leaf - North America	$140,289	$19,977	$57,734
Leaf - Other Regions	580,524	96,988	380,497
Other Products and Services	6,678	869	9,369
Total sales and other operating revenues	$727,491	$117,834	$447,600

Operating income (loss):
Leaf - North America	$11,098	$905	$376
Leaf - Other Regions	21,821	3,892	(1,028)
Other Products and Services	(19,261)	(13,263)	(43,305)
Total operating income (loss)	$13,658	$(8,466)	$(43,957)

	Successor
	September 30, 2021	September 30, 2020	March 31, 2021
Segment assets:
Leaf - North America	$315,593	$271,593	$247,265
Leaf - Other Regions	1,293,640	1,275,117	1,204,993
Other Products and Services	66,323	191,589	87,204
Total assets	$1,675,556	$1,738,299	$1,539,462

25. Subsequent Events

Operating and Reportable Segment Considerations
The Company is reevaluating its operating and reportable segments under ASC Topic 280 – Segment Reporting following the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors in fiscal 2021, the outcomes achieved from cost savings initiatives implemented in fiscal 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses in 2021, and the impact the COVID-19 pandemic has had on the Company's global operations. These events are changing how the Company is managed and the information used by Management to assess the Company's performance and allocation of its resources. The Company expects to conclude this evaluation during the three months ended December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2021 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include:
•risks related to our indebtedness, including that the Company has substantial debt which may adversely affect it by limiting future sources of financing, interfering with its ability to pay interest, and principal on its indebtedness and subjecting it to additional risks, the Company requires a significant amount of cash to service indebtedness and its ability to generate cash depends on many factors beyond its control, the Company may not be able to refinance or renew its indebtedness, including indebtedness due within one year, which may have a material adverse effect on its financial condition, the Company may not be able to satisfy the covenants included in its financing arrangements, which could result in the default of its outstanding debt obligations, and despite current indebtedness levels, the Company may still be able to incur substantially more debt, which could exacerbate further the risks associated with its significant leverage;
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
•risks and uncertainties related to the COVID-19 pandemic, including possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to the Company’s operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by Pyxus or shippers to temporarily suspend operations in affected areas, whether the Company’s operations that have been classified as “essential” under various governmental orders restricting business activities will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time, negative consumer purchasing behavior with respect to the Company’s products or the products of its leaf tobacco customers during periods of government mandates restricting activities imposed in response to the COVID-19 pandemic, and the extent to which the impact of the COVID-19 pandemic on the Company’s operations and the demand for its products may not coincide with impacts experienced in the United States due to the international scope of its operations, including in emerging and other markets in which the Company operates where the timing and severity of COVID-19 outbreaks and the pace of COVID-19 vaccinations and treatments may differ from those in the United States; and
•risks and uncertainties related to the Company’s Other Products and Services segment, including that the e-liquids business has a limited operating history, is in a developing market, may not generate the results that the Company anticipates and has needed, and may continue to need, significant investment to fund continued operations and expansion, that its technologies, processes and formulations may become obsolete, that government approvals necessary for the continued sale of certain e-liquids products may not be obtained, the impact of increasing competition, uncertainties with respect to the development of the industry and market, including the level of consumer demand for such products, the potential for product liability claims, uncertainties with respect to the extent of consumer acceptance of the products offered by the e-liquids business, the impact of regulation associated with the e‑liquids business, including the risk of obtaining anticipated regulatory approvals, and risks and uncertainties related to the CCAA Proceeding (as defined below), including whether the remaining sale transaction with respect to the Canadian Cannabis Subsidiaries (as defined below) will be successfully completed within the anticipated time frame or at all and the extent of any recovery, or additional impairment, that Pyxus may recognize with respect to its investment in these subsidiaries.
We do not undertake to update any forward-looking statements that we make from time to time.

Executive Summary
Despite COVID-related shipping constraints that face many industries, the first half of fiscal 2022 reflects improved demand, increased leaf volumes, and improved operational performance. During the second quarter we continued to catch-up from prior-period shipping delays driven by the pandemic and customer shipping instructions. In addition, we continue to monitor the impact of COVID on our Company and our workforce, and adjust our operations to protect the health and safety of our employees while maintaining business continuity. The leaf business continues to be impacted by COVID-related shipping constraints, including vessel and equipment availability, port congestion, and rising freight costs. We are taking proactive steps to mitigate these challenges, including taking steps to accelerate shipments, exploring new ports for product export, and working closely with customers to determine if there are ways to expedite the process flow for their operations. We estimate that between $90 million and $120 million of revenue was delayed from the first half of the year into future quarters due to COVID-related shipping constraints. Despite these challenges, we continue to manage our working capital closely. Consistent with our expectations, inventory at September 30, 2021 decreased $42.3 million or 5.0% to $802.4 million when compared to September 30, 2020. In addition, our uncommitted inventory decreased compared to the prior year. Our customers continue to look for ways to reduce complexity in their supply chains through partnerships with suppliers who support their environmental, social, and governance ("ESG") objectives. The strengthening of our business in a sustainable manner remains a priority as our global team works together to achieve our purpose of growing a better world.
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
Operating and Reportable Segment Considerations
The Company is reevaluating its operating and reportable segments under ASC Topic 280 – Segment Reporting following the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors in fiscal 2021, the outcomes achieved from cost savings initiatives implemented in fiscal 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses in 2021, and the impact the COVID-19 pandemic has had on the Company's global operations. These events are changing how the Company is managed and the information used by Management to assess performance and allocate resources. The Company expects to conclude this evaluation during the three months ended December 31, 2021.
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
Following the effectiveness of the Plan and the election of additional members of our Board of Directors in October 2020, our Board of Directors determined to exit the industrial hemp, CBD and Canadian cannabis businesses in light of the Company’s limited capital resources and the continuing capital requirements to develop and expand these early-stage businesses. In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products. The Company’s CBD extraction facility has ceased operations.
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
The amount of recovery that the Company may receive from the pending sale of the assets of Figr Norfolk, the completed sale of the outstanding equity of Figr East, and the completed sale of certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court, and the extent to which the Company's interest in the Canadian Cannabis Subsidiaries are determined by the Canadian Court to be debt claims entitled to recovery on the same basis as other unsecured creditor claims with respect to the Canadian Cannabis Subsidiaries.

COVID-19
We continue to monitor the impact of the COVID-19 pandemic on our Company and workforce as well as the impact of COVID-related shipping constraints. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world, and the onset of new variants of COVID-19 threaten to prolong the effects of the pandemic. Our production facilities are still operating but, in some instances, at lower production levels than planned due to social distancing requirements and safety practices implemented in accordance with Company policy. We continue to monitor the measures we implemented to reduce the spread of COVID-19 and make updates and improvements, as necessary. While our supply chains and distribution channels continue to experience delays due to COVID-19 in certain markets, we currently have adequate supply of products to meet the near-term forecasted demand. In addition, shipping constraints have resulted in delays in shipments to customers, which my continue for the remainder of the fiscal year and beyond.
Broad economic impacts from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending in some markets in which we operate, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions in the markets in which we operate continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. Due to the geographic scope of our operations, including emerging markets, and our sale to customers around the world, our operations and the demand for our products are subject to the impact of the COVID-19 on a global scale. Improving economic conditions in the United States, for example, may not coincide with improvements in our results of operations because of our exposure to the impact of COVID-19 elsewhere in the world, particularly in emerging markets that lack access to adequate COVID-19 vaccines and medical treatments. We cannot predict the extent or duration of the COVID pandemic, the effects of the COVID pandemic on the global, national or local economy, or the effect of the COVID pandemic on our business, financial position, results of operations, and cash flows.
Fresh Start Reporting
The Company applied Financial Accounting Standards Board ASC Topic 852 – Reorganizations in preparing the condensed consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. Our financial results for the two and five months ended August 31, 2020 are referred to as those of the “Predecessor.” Our financial results for the one month ended September 30, 2020, and for the three and six months ended September 30, 2021 are referred to as those of the “Successor.” Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020. The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" to the "Notes to Condensed Consolidated Financial Statements" for additional information.
We do not believe that reviewing the results of these periods in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. Management believes that operating metrics for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussions below also present the combined results for the three months and six months ended September 30, 2020. The combined results (referenced as “Combined (Non-GAAP)” or “combined”) for the three months and six months ended September 30, 2020 represent the sum of the reported amounts for the Predecessor period July 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through September 30, 2020 and the Predecessor period from April 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through September 30, 2020, respectively. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results are presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. In the following discussion of results of operations, comparisons of combined results for the three and six month periods ended September 30, 2020 are to the comparable U.S. GAAP measures for the respective three and six month periods ended September 30, 2021.

Results of Operations

Three Months Ended September 30, 2021 and 2020

	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020
Sales and other operating revenues	$394.2	$117.8	$184.8	$302.6
Cost of goods and services sold	342.1	107.5	159.4	266.9
Gross profit*	52.1	10.4	25.4	35.8
Selling, general, and administrative expenses	37.9	15.7	27.1	42.8
Other (expense) income, net	(1.8)	(1.9)	1.9	—
Restructuring and asset impairment charges	6.9	1.2	0.5	1.7
Operating income (loss)*	5.5	(8.5)	(0.4)	(8.9)
Loss on deconsolidation of subsidiaries	2.5	—	—	—
Interest expense, net	28.5	8.1	14.7	22.8
Reorganization items	—	—	132.9	132.9
Income tax (benefit) expense	(14.1)	(10.6)	8.5	(2.1)
Income from unconsolidated affiliates	1.3	0.2	1.5	1.7
Net loss attributable to noncontrolling interests	(0.3)	(0.5)	(0.3)	(0.8)
Net (loss) income attributable to Pyxus International, Inc.*	$(9.7)	$(5.3)	$111.2	$105.9

* Amounts may not equal column totals due to rounding
Sales and other operating revenues increased $91.6 million, or 30.3%, to $394.2 million for the three months ended September 30, 2021 from $302.6 million for the combined three months ended September 30, 2020. This increase was due to a 12.2% increase in leaf volume from $82.9 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current quarter and an 18.3% increase in leaf average sales price driven by product mix having a higher concentration of lamina. These increases were partially offset by the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.
Cost of goods and services sold increased $75.2 million, or 28.2%, to $342.1 million for the three months ended September 30, 2021 from $266.9 million for the combined three months ended September 30, 2020. This increase was mainly due to the increase in sales and other operating revenues.
Gross profit as a percent of sales increased to 13.2% for the three months ended September 30, 2021 from 11.8% for the combined three months ended September 30, 2020. This increase was attributable to lower conversion costs per kilo, customer mix, and the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021. This increase was partially offset by foreign currency fluctuations and higher shipping costs.
Selling, general, and administrative ("SG&A") expenses decreased $4.9 million, or 11.4%, to $37.9 million for the three months ended September 30, 2021 from $42.8 million for the combined three months ended September 30, 2020. SG&A expenses as a percent of sales decreased to 9.6% for the three months ended September 30, 2021 from 14.1% for the combined three months ended September 30, 2020. These decreases were mainly due to increased sales and other operating revenues, the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021, and savings from fiscal 2021 restructuring initiatives.
Restructuring and asset impairment charges increased $5.2 million or 305.9% to $6.9 million for the three months ended September 30, 2021 from $1.7 million for the combined three months ended September 30, 2020 due to the write-off of the Company's remaining industrial hemp CBD extraction equipment and the continued restructuring of certain leaf operations.
Interest expense, net increased $5.7 million or 25.0% to $28.5 million for the three months ended September 30, 2021 from $22.8 million for the combined three months ended September 30, 2020 due to the borrowings under the DDTL Facility in the current fiscal year.

Reorganization items of $132.9 million were incurred in the prior fiscal year as a result of the Chapter 11 Cases.

Leaf - North America Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020
Kilos sold	12.8	2.9	4.4	7.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$83.7	$17.1	$25.3	$42.4
Average price per kilo	6.54	5.90	5.75	5.81
Processing and other revenues	6.8	2.9	2.5	5.4
Total sales and other operating revenues	90.5	20.0	27.8	47.8
Tobacco cost of goods sold:
Tobacco costs	69.4	13.5	19.4	32.9
Transportation, storage, and other period costs	3.6	1.3	3.0	4.3
Derivative financial instrument and exchange losses (gains)	—	(0.1)	—	(0.1)
Total tobacco cost of goods sold	73.0	14.7	22.4	37.1
Average cost per kilo	5.70	5.07	5.09	5.08
Processing and other revenues cost of services sold	4.9	2.4	1.7	4.1
Total cost of goods and services sold	77.9	17.1	24.1	41.2
Gross profit	12.6	2.9	3.7	6.6
Selling, general, and administrative expenses	3.5	1.8	2.3	4.1
Other expense, net	(0.5)	(0.1)	(0.2)	(0.3)
Restructuring and asset impairment charges	0.1	0.1	—	0.1
Operating income	$8.5	$0.9	$1.2	$2.1

Total sales and other operating revenues increased $42.7 million, or 89.3%, to $90.5 million for the three months ended September 30, 2021 from $47.8 million for the combined three months ended September 30, 2020. This increase was primarily due to 75.3% higher volume from $44.7 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current quarter and a 12.6% increase in average sales price driven by product mix having a higher concentration of lamina.

Cost of goods and services sold increased $36.7 million, or 89.1%, to $77.9 million for the three months ended September 30, 2021 from $41.2 million for the combined three months ended September 30, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales decreased to 13.9% for the three months ended September 30, 2021 from 13.8% for the combined three months ended September 30, 2020. This decrease was primarily due to customer mix. This decrease was partially offset by lower conversion costs per kilo.

SG&A expenses as a percent of sales decreased to 3.9% for the three months ended September 30, 2021 from 8.6% for the combined three months ended September 30, 2020 driven by increased total sales and other operating revenues and savings from fiscal 2021 restructuring initiatives.

Leaf - Other Regions Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020
Kilos sold	73.6	25.7	44.0	69.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$273.9	$89.4	$137.6	$227.0
Average price per kilo	3.72	3.48	3.13	3.26
Processing and other revenues	26.5	7.6	15.2	22.8
Total sales and other operating revenues	300.4	97.0	152.8	249.8
Tobacco cost of goods sold:
Tobacco costs	223.5	72.6	109.2	181.8
Transportation, storage, and other period costs	15.8	5.9	8.4	14.3
Derivative financial instrument and exchange (gains) losses	(0.7)	0.4	(0.1)	0.3
Total tobacco cost of goods sold	238.6	78.9	117.5	196.4
Average cost per kilo	3.24	3.07	2.67	2.82
Processing and other revenues cost of services sold	19.6	5.3	12.7	18.0
Total cost of goods and services sold	258.2	84.2	130.2	214.4
Gross profit	42.2	12.8	22.6	35.4
Selling, general, and administrative expenses	30.1	8.4	17.3	25.7
Other (expense) income, net	(1.0)	0.6	0.4	1.0
Restructuring and asset impairment charges	1.2	1.1	0.5	1.6
Operating income	$9.9	$3.9	$5.2	$9.1

Total sales and other operating revenues increased $50.6 million, or 20.3%, to $300.4 million for the three months ended September 30, 2021 from $249.8 million for the combined three months ended September 30, 2020. This increase was due to a 5.6% increase in volume from $38.2 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current quarter and a 14.1% increase in average sales price driven by product mix having a higher concentration of lamina.

Cost of goods and services sold increased $43.8 million, or 20.4%, to $258.2 million for the three months ended September 30, 2021 from $214.4 million for the combined three months ended September 30, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales was 14.0% for the three months ended September 30, 2021 from 14.2% for the combined three months ended September 30, 2020. This decrease was primarily due to foreign currency fluctuations and higher shipping costs. This decrease was partially offset by lower conversion costs per kilo.

SG&A expenses as a percent of sales decreased to 10.0% for the three months ended September 30, 2021 from 10.3% for the combined three months ended September 30, 2020 driven by increased total sales and other operating revenues.

Other Products and Services Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Three months ended September 30, 2021	One month ended September 30, 2020	Two months ended August 31, 2020	Three months ended September 30, 2020
Sales and other operating revenues	$3.3	$0.9	$4.2	$5.1
Cost of goods and services sold	5.9	6.3	5.2	11.5
Gross loss	(2.6)	(5.4)	(1.0)	(6.4)
Selling, general, and administrative expenses	4.4	5.5	7.4	12.9
Other (expense) income, net	(0.3)	(2.4)	1.7	(0.7)
Restructuring and asset impairment charges	5.6	—	—	—
Operating loss	$(12.9)	$(13.3)	$(6.7)	$(20.0)

Sales and other operating revenues decreased $1.8 million, or 35.3%, to $3.3 million for the three months ended September 30, 2021 from $5.1 million for the combined three months ended September 30, 2020. This decrease was primarily due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.

Cost of goods and services sold decreased $5.6 million, or 48.7%, to $5.9 million for the three months ended September 30, 2021 from $11.5 million for the combined three months ended September 30, 2020. This decrease was mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

Gross loss as a percent of sales decreased to 78.8% for the three months ended September 30, 2021 from 125.5% for the combined three months ended September 30, 2020. This decrease was primarily attributable to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

SG&A expenses decreased $8.5 million, or 65.9%, to $4.4 million for the three months ended September 30, 2021 from $12.9 million for the combined three months ended September 30, 2020. SG&A expenses as a percent of sales decreased to 133.3% for the three months ended September 30, 2021 from 252.9% for the combined three months ended September 30, 2020. These decreases were mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and savings from fiscal 2021 restructuring initiatives.

Restructuring and asset impairment charges were $5.6 million for the three months ended September 30, 2021 primarily due to the write-off of the Company's remaining industrial hemp CBD extraction equipment.

Six Months Ended September 30, 2021 and 2020
	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020
Sales and other operating revenues	$727.5	$117.8	$447.6	$565.4
Cost of goods and services sold	633.3	107.5	402.6	510.1
Gross profit*	94.2	10.4	45.0	55.4
Selling, general, and administrative expenses	71.8	15.7	87.9	103.6
Other expense, net	(1.7)	(1.9)	(0.5)	(2.4)
Restructuring and asset impairment charges	7.1	1.2	0.6	1.8
Operating income (loss)*	13.7	(8.5)	(44.0)	(52.5)
Loss on deconsolidation of subsidiaries	2.5	—	—	—
Debt retirement expense	—	—	0.8	0.8
Interest expense, net	55.3	8.1	45.2	53.3
Reorganization items	—	—	106.0	106.0
Income tax (benefit) expense	(22.6)	(10.6)	0.3	(10.3)
(Loss) income from unconsolidated affiliates	(0.1)	0.2	2.4	2.6
Net loss attributable to noncontrolling interests	(0.5)	(0.5)	(1.0)	(1.5)
Net (loss) income attributable to Pyxus International, Inc.*	$(21.2)	$(5.3)	$19.0	$13.7
* Amounts may not equal column totals due to rounding

Sales and other operating revenues increased $162.1 million or 28.7% to $727.5 million for the six months ended September 30, 2021 from $565.4 million for the combined six months ended September 30, 2020. This increase was due to a 10.6% increase in leaf volume from $160.1 million shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current fiscal year and a 17.8% increase in leaf average selling prices driven by product mix having a higher concentration of lamina. These increases were partially offset by the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.

Cost of goods and services sold increased $123.2 million or 24.2% to $633.3 million for the six months ended September 30, 2021 from $510.1 million for the combined six months ended September 30, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales increased to 12.9% for the six months ended September 30, 2021 from 9.8% for the combined six months ended September 30, 2020. This increase was attributable to lower conversion costs per kilo, customer mix, and the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021. This increase was partially offset by foreign currency fluctuations and higher shipping costs.

SG&A expenses decreased $31.8 million or 30.7% to $71.8 million for the six months ended September 30, 2021 from $103.6 million for the combined six months ended September 30, 2020. SG&A expenses as a percent of sales decreased to 9.9% for the six months ended September 30, 2021 from 18.3% for the combined six months ended September 30, 2020. These decreases were driven by increased sales and other operating revenues, the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021, and savings from fiscal 2021 restructuring initiatives.

Restructuring and asset impairment charges increased $5.3 million or 294.4% to $7.1 million for the six months ended September 30, 2021 from $1.8 million for the combined six months ended September 30, 2020. This increase was primarily due to the write-off of the Company's remaining industrial hemp CBD extraction equipment and the continued restructuring of certain leaf operations.

Interest expense, net increased $2.0 million or 3.8% to $55.3 million for the six months ended September 30, 2021 from $53.3 million for the combined six months ended September 30, 2020. This increase was due to borrowings under the DDTL Facility in the current fiscal year.

Reorganization items of $106.0 million were incurred in the prior fiscal year as a result of the Chapter 11 Cases.

Leaf - North America Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020
Kilos sold	20.0	2.9	9.5	12.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$130.0	$17.1	$51.2	$68.3
Average price per kilo	6.50	5.90	5.39	5.51
Processing and other revenues	10.3	2.9	6.5	9.4
Total sales and other operating revenues	140.3	20.0	57.7	77.7
Tobacco cost of goods sold:
Tobacco costs	106.2	13.5	39.3	52.8
Transportation, storage, and other period costs	7.5	1.3	5.6	6.9
Derivative financial instrument and exchange (gains) losses	—	(0.1)	0.3	0.2
Total tobacco cost of goods sold	113.7	14.7	45.2	59.9
Average cost per kilo	5.69	5.07	4.76	4.83
Processing and other revenues cost of services sold	7.2	2.4	4.4	6.8
Total cost of goods and services sold	120.9	17.1	49.6	66.7
Gross profit	19.4	2.9	8.1	11.0
Selling, general, and administrative expenses	7.4	1.8	7.2	9.0
Other expense, net	(0.8)	(0.1)	(0.5)	(0.6)
Restructuring and asset impairment charges	0.1	0.1	—	0.1
Operating income	$11.1	$0.9	$0.4	$1.3

Total sales and other operating revenues increased $62.6 million or 80.6% to $140.3 million for the six months ended September 30, 2021 from $77.7 million for the combined six months ended September 30, 2020. This increase was due to 61.3% higher volume from $57.1 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current fiscal year and an 18.0% increase in average sales price due to product mix having a higher concentration of lamina.

Cost of goods and services sold increased $54.2 million or 81.3% to $120.9 million for the six months ended September 30, 2021 from $66.7 million for the combined six months ended September 30, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales decreased to 13.8% for the six months ended September 30, 2021 from 14.2% for the combined six months ended September 30, 2020. This decrease was primarily due to customer mix. This decrease was partially offset by lower conversion costs per kilo.

SG&A expenses decreased $1.6 million or 17.8% to $7.4 million for the six months ended September 30, 2021 from $9.0 million for the combined six months ended September 30, 2020. SG&A expenses as a percent of sales decreased to 5.3% for the six months ended September 30, 2021 from 11.6% for the combined six months ended September 30, 2020. These decreases were driven by savings from restructuring initiatives.

Leaf - Other Regions Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020
Kilos sold	135.5	25.7	102.5	128.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$539.4	$89.4	$355.9	$445.3
Average price per kilo	3.98	3.48	3.47	3.47
Processing and other revenues	41.1	7.6	24.6	32.2
Total sales and other operating revenues	580.5	97.0	380.5	477.5
Tobacco cost of goods sold:
Tobacco costs	438.5	72.6	292.0	364.6
Transportation, storage, and other period costs	31.3	5.9	16.9	22.8
Derivative financial instrument and exchange losses (gains)	1.4	0.4	(1.6)	(1.2)
Total tobacco cost of goods sold	471.2	78.9	307.3	386.2
Average cost per kilo	3.48	3.07	3.00	3.01
Processing and other revenues cost of services sold	29.7	5.3	20.0	25.3
Total cost of goods and services sold	500.9	84.2	327.3	411.5
Gross profit	79.6	12.8	53.2	66.0
Selling, general, and administrative expenses	55.5	8.4	54.5	62.9
Other (expense) income, net	(0.9)	0.6	0.8	1.4
Restructuring and asset impairment charges	1.4	1.1	0.5	1.6
Operating income (loss)	$21.8	$3.9	$(1.0)	$2.9

Total sales and other operating revenues increased $103.0 million or 21.6% to $580.5 million for the six months ended September 30, 2021 from $477.5 million for the combined six months ended September 30, 2020. This increase was due to a 14.7% increase in average sales prices due to product mix having a higher concentration of lamina and a 5.7% increase in volume from $103.1 million shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current fiscal year.

Cost of goods and services sold increased $89.4 million or 21.7% to $500.9 million for the six months ended September 30, 2021 from $411.5 million for the combined six months ended September 30, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales was 13.7% for the six months ended September 30, 2021 and 13.8% for the combined six months ended September 30, 2020. This decrease was primarily due to foreign currency fluctuations and higher shipping costs. This decrease was offset by lower conversion costs per kilo.

SG&A expenses decreased $7.4 million or 11.8% to $55.5 million for the six months ended September 30, 2021 from $62.9 million for the combined six months ended September 30, 2020. SG&A expenses as a percent of sales decreased to 9.6% for the six months ended September 30, 2021 from 13.2% for the combined six months ended September 30, 2020. These decreases were related to the increase in sales and other operating revenues and current year savings from restructuring initiatives.

Other Products and Services Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020
Sales and other operating revenues	$6.7	$0.9	$9.4	$10.3
Cost of goods and services sold	11.4	6.3	25.7	32.0
Gross loss	(4.7)	(5.4)	(16.3)	(21.7)
Selling, general, and administrative expenses	9.0	5.5	26.2	31.7
Other expense, net	—	(2.4)	(0.8)	(3.2)
Restructuring and asset impairment charges	5.6	—	—	—
Operating loss	$(19.3)	$(13.3)	$(43.3)	$(56.6)

Sales and other operating revenues decreased $3.6 million or 35.0% to $6.7 million for the six months ended September 30, 2021 from $10.3 million for the combined six months ended September 30, 2020. This decrease was primarily due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.

Cost of goods and services sold decreased $20.6 million or 64.4% to $11.4 million for the six months ended September 30, 2021 from $32.0 million for the combined six months ended September 30, 2020. This decrease was mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and fiscal 2021 inventory write-downs, including inventory write-offs of cannabis and industrial hemp inventory.

Gross loss as a percent of sales decreased to (70.1)% for the six months ended September 30, 2021 from (210.7)% for the combined six months ended September 30, 2020. This decrease was mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the inventory write-downs described above.

SG&A expenses decreased $22.7 million or 71.6% to $9.0 million for the six months ended September 30, 2021 from $31.7 million for the combined six months ended September 30, 2020. SG&A expenses as a percent of sales decreased to 134.3% for the six months ended September 30, 2021 from 307.8% for the combined six months ended September 30, 2020. These decreases were mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and savings from fiscal 2021 restructuring initiatives.

Restructuring and asset impairment charges of $5.6 million for the six months ended September 30, 2021 were primarily due to the write-off of the Company's remaining industrial hemp CBD extraction equipment.

Liquidity and Capital Resources
Overview
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to fiscal year-end. The first three quarters generally represent the peak of our working capital requirements. Although we believe that our sources of liquidity will be sufficient to fund our anticipated operating needs for the next twelve months, we anticipate periods during which our liquidity needs for operations will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency. Based on the assumption that COVID-related shipping constraints are moderately resolved during the remainder of the fiscal year, we are projecting to generate sufficient cash flow from operations during the third and fourth quarter of the fiscal year to satisfy the indebtedness under the DDTL Facility. To the extent we are unable to fully satisfy the indebtedness under the DDTL Facility, we may utilize cash flows from operations or cash on-hand to satisfy a portion of the DDTL Facility and refinance the remainder.

Working Capital
The following summarizes our working capital:

	Successor
(in millions except for current ratio)	September 30, 2021	September 30, 2020	March 31, 2021
Cash and cash equivalents	$127.6	$125.6	$92.7
Trade and other receivables, net	214.6	166.4	188.4
Inventories and advances to tobacco suppliers	838.6	892.8	771.5
Total current assets	1,275.6	1,281.8	1,122.5
Notes payable to banks	457.7	457.9	372.2
Accounts payable	58.7	56.9	103.5
Advances from customers	19.0	22.0	12.1
Current portion of long-term debt	121.9	—	2.1
Total current liabilities	766.3	670.0	601.7
Current ratio	1.7 to 1	1.9 to 1	1.9 to 1
Working capital	509.3	611.8	520.8
Long-term debt	543.2	550.2	551.2
Stockholders’ equity attributable to Pyxus International, Inc.	226.5	385.3	247.7

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

The following summarizes our sources and uses of our cash flows:

	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Six months ended September 30, 2021	One month ended September 30, 2020	Five months ended August 31, 2020	Six months ended September 30, 2020
Operating activities	$(231.1)	$(16.9)	$(182.1)	$(199.0)
Investing activities	80.2	10.0	61.7	71.7
Financing activities	185.5	38.8	63.7	102.5
Effect of exchange rate changes on cash	(1.2)	(0.6)	1.6	1.0
Increase (decrease) in cash, cash equivalents, and restricted cash*	33.3	31.2	(55.1)	(23.9)
Cash and cash equivalents at beginning of period	92.7	93.1	170.2	263.3
Restricted cash at beginning of period	5.0	24.8	2.9	27.7
Cash, cash equivalents, and restricted cash at end of period*	$131.1	$149.2	$118.0	$267.2

* Amounts may not equal column totals due to rounding
Net cash used by operating activities increased for the six months ended September 30, 2021 compared to the combined six months ended September 30, 2020, primarily driven by (excluding non-cash activities) higher receivables outstanding in the current period due to increased sales.

Net cash provided by investing activities increased for the six months ended September 30, 2021 compared to the combined six months ended September 30, 2020 primarily due to collection of the DIP loan made to the Canadian Cannabis Subsidiaries.

Net cash provided by financing activities increased for the six months ended September 30, 2021 compared to the combined six months ended September 30, 2020 primarily due to the borrowings under the DDTL Facility and higher net proceeds from short-term borrowings.
Approximately $107.5 million of our outstanding cash balance at September 30, 2021 was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt securities described above, advances from customers, and cash from operations when available. See "Note 16. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for summary of our short-term and long-term debt.
We will continue to monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. Available credit as of September 30, 2021 was $189.2 million primarily comprised of $167.0 million of foreign seasonal lines of credit, $18.5 million from the ABL Credit Facility, and $3.3 million of availability for letters of credit.
No cash dividends were paid to shareholders during the three months ended September 30, 2021. The payment of dividends is restricted under the terms the ABL Credit Agreement, the Term Loan Credit Agreement, and the Indenture.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2021.

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

There were no changes that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 22. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. Except as set forth below, as of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

The Company may be required to cease further sale of e-liquids products containing nicotine derived from tobacco pending determinations on applications filed with the FDA.
The Company and Purilum’s nicotine-containing vaping products are subject to substantial and evolving regulation by the Food and Drug Administration (the “FDA”). The FDA has authority to regulate e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients (e.g., nicotine) as “tobacco products” under the federal Food, Drug and Cosmetic Act (the “Food, Drug and Cosmetic Act”), as amended by Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Via the issuance of the “Deeming Regulation” that became effective on August 8, 2016, the FDA began regulating e-liquids, e-cigarettes, and other vaping products that qualify as “tobacco products” under the Food, Drug and Cosmetic Act's requirements added by the Tobacco Control Act. The Deeming Regulations extended the FDA's “tobacco products” authorities to apply to most previously unregulated products that meet the statutory definition of “tobacco product,” including e-liquids, e-cigarettes and other vaping products that contain (or are used to consume e-liquid containing) tobacco-derived ingredients (“Deemed Tobacco Products”). Beginning August 8, 2016, Deemed Tobacco Products became subject to all existing statutory controls initially applicable only to cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco (including components, parts, and accessories of such products) as well as some existing and some new FDA regulations related to the sale and distribution of tobacco products.

The Food, Drug and Cosmetic Act requires that any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007 obtain premarket authorization before it can be marketed in the United States. However, the FDA has announced a compliance policy for such Deemed Tobacco Products that qualify as “new tobacco products” under which the agency will not enforce these requirements for non-finished products (i.e., those intended solely for use in future manufacturing), which include certain products manufactured by Purilum. As modified by orders issued by the United States District Court for the District of Maryland, the FDA’s compliance policy also generally allows companies to market finished Deemed Tobacco Products that qualify as “new tobacco products” but that were on the U.S. market on August 8, 2016, until September 9, 2020, and the continued marketing of such products without otherwise-required authorization for up to one year during the FDA's review of a pending marketing application submitted by September 9, 2020.

FDA authorization to introduce a “new tobacco product” (or to continue marketing a “new tobacco product” covered by the compliance policy for Deemed Tobacco Products that were on the U.S. market on August 8, 2016) could be obtained via any of the following three authorization pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. Since there were few, if any, e-liquid, e-cigarette or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize for cigarettes, smokeless tobacco, and other traditional tobacco products. In order to obtain marketing authorizations, manufacturers of practically all e-liquid, e-cigarette or other vaping products would have to use the PMTA pathway. The continued sale of any e-liquid product containing nicotine derived from tobacco for which a PMTA was filed by September 9, 2020 and continues to remain subject to pending FDA review is subject to the FDA’s enforcement discretion, as the one-year period following the September 9, 2020 application deadline has expired even though the FDA had not yet taken action to approve or deny the PMTA.

The Company’s subsidiaries, Humble Juice and Twelfth State Brands, filed PMTAs for their respective lines of finished Deemed New Tobacco Products by the September 9, 2020 deadline. On September 16, 2021, Humble Juice received a Marketing Denial Order (the “MDO”) dated September 15, 2021 issued by the FDA with respect to the PMTAs filed by

Humble Juice, denying the PMTAs with respect to Humble Juice’s product line other than its tobacco-flavored e-liquids products, the PMTA for which remains subject to further FDA review. On November 2, 2021, Humble Juice received notice dated November 2, 2021 from the FDA rescinding the MDO. As a result of the FDA’s rescission of the MDO, the PMTAs submitted by both Humble Juice and Twelfth State Brands remain subject to FDA review.

The Company cannot predict whether the PMTAs filed by the Company’s subsidiaries will ultimately be approved by the FDA to permit continued sale of these products. Further, the Company cannot predict whether the FDA, in its exercise of enforcement discretion with respect to Company products that are subject to PMTAs that are under pending review by the FDA, will continue not to seek enforcement to prohibit the sale of such products or that if it seeks enforcement will seek merely to cease any further sale of the products and not any additional remedies, including fines or penalties. The failure to ultimately obtain FDA marketing authorizations in response to these PMTAs could prevent the Company’s subsidiaries from marketing and selling their respective vaping products containing tobacco-derived ingredients in the United States and, thus, may have a material effect on the business, financial condition, and results of operations of the Company.

Item 6. Exhibits

2.01
Order dated August 21, 2020 of the U.S. Bankruptcy Court for the District of Delaware Approving the Adequacy of the Disclosure Statement and the Prepetition Solicitation Procedures and Confirming the Amended Joint Prepackaged Plan of Reorganization in Case No. 20-11570 (LSS), In re: Pyxus International, Inc. et al., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

2.02
Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus International, Inc. and Its Affiliated Debtors dated August 13, 2020, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

10.01
Third Amendment and Restatement Agreement dated 12 August 2021 among Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International Holdings, Ltd., Alliance One Tobacco (Kenya) Limited, Alliance One Tobacco (Malawi) Limited, Alliance One Tobacco (Tanzania) Limited, Alliance One Tobacco (Uganda) Limited, Alliance One Zambia Limited and Eastern and Southern African Trade and Development Bank (filed herewith)

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

Pyxus International, Inc.

Date: November 10, 2021	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)