Form 10-Q
period 2021-12-31
PYXUS INTERNATIONAL, INC.
filed 2022-02-10
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2021.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 31, 2022, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three months ended December 31, 2021	Three months ended December 31, 2020
Sales and other operating revenues	$428,942	$379,560
Cost of goods and services sold	363,716	317,032
Gross profit	65,226	62,528
Selling, general, and administrative expenses	34,235	45,943
Other (expense) income, net	(209)	4,669
Restructuring and asset impairment charges	560	7,774
Operating income	30,222	13,480
Loss on deconsolidation/disposition of subsidiaries	7,069	—
Interest expense, net	27,503	24,772
Loss before income taxes and other items	(4,350)	(11,292)
Income tax expense	31,809	4,492
Income from unconsolidated affiliates	6,102	7,564
Net loss	(30,057)	(8,220)
Net income (loss) attributable to noncontrolling interests	43	(55)
Net loss attributable to Pyxus International, Inc.	$(30,100)	$(8,165)

Loss per share:
Basic and Diluted	$(1.20)	$(0.33)

Weighted average number of shares outstanding:
Basic and Diluted	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor		Predecessor
(in thousands, except per share data)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Sales and other operating revenues	$1,156,433	$497,394	$447,600
Cost of goods and services sold	997,033	424,498	402,594
Gross profit	159,400	72,896	45,006
Selling, general, and administrative expenses	106,005	61,627	87,858
Other (expense) income, net	(1,863)	2,736	(539)
Restructuring and asset impairment charges	7,652	8,991	566
Operating income (loss)	43,880	5,014	(43,957)
Loss on deconsolidation/disposition of subsidiaries	9,525	—	—
Debt retirement expense	—	—	828
Interest expense, net	82,820	32,921	45,190
Reorganization items, net	—	—	105,984
(Loss) income before income taxes and other items	(48,465)	(27,907)	16,009
Income tax expense (benefit)	9,242	(6,091)	292
Income from unconsolidated affiliates	5,999	7,798	2,358
Net (loss) income	(51,708)	(14,018)	18,075
Net loss attributable to noncontrolling interests	(419)	(540)	(962)
Net (loss) income attributable to Pyxus International, Inc.	$(51,289)	$(13,478)	$19,037

(Loss) earnings per share:
Basic	$(2.05)	$(0.54)	$1.91
Diluted	$(2.05)	$(0.54)	$1.91

Weighted average number of shares outstanding:
Basic	25,000	25,000	9,976
Diluted	25,000	25,000	9,992

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

(in thousands)	Three months ended December 31, 2021	Three months ended December 31, 2020
Net loss	$(30,057)	$(8,220)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,753)	(145)
Change in pension liability for settlements	(35)	47
Cash flow hedges	(1,550)	(619)
Total other comprehensive loss, net of tax	(3,338)	(717)
Total comprehensive loss	(33,395)	(8,937)
Comprehensive income (loss) attributable to noncontrolling interests	43	(197)
Comprehensive loss attributable to Pyxus International, Inc.	$(33,438)	$(8,740)

	Successor		Predecessor
(in thousands)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Net (loss) income	$(51,708)	$(14,018)	$18,075

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,655)	(952)	4,377
Pension and other postretirement benefit plans	(512)	—	734
Change in pension liability for settlements	(35)	47	—
Cash flow hedges	(118)	(619)	(531)
Total other comprehensive (loss) income, net of tax	(3,320)	(1,524)	4,580
Total comprehensive (loss) income	(55,028)	(15,542)	22,655
Comprehensive loss attributable to noncontrolling interests	(419)	(661)	(1,030)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(54,609)	$(14,881)	$23,685

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	December 31, 2021	December 31, 2020	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$146,083	$123,167	$92,705
Restricted cash	3,771	3,779	4,619
Trade receivables, net	189,211	177,556	175,912
Other receivables	17,511	19,748	27,920
Inventories, net	745,239	771,821	727,893
Advances to tobacco suppliers, net	56,805	61,773	43,569
Recoverable income taxes	5,320	12,023	4,781
Prepaid expenses	30,235	31,082	29,532
Other current assets	17,040	16,981	15,569
Total current assets	1,211,215	1,217,930	1,122,500
Restricted cash	389	389	389
Investments in unconsolidated affiliates	92,459	92,657	96,356
Goodwill	31,814	37,935	36,853
Other intangible assets, net	46,330	69,008	51,417
Deferred income taxes, net	5,018	8,929	7,063
Long-term recoverable income taxes	4,168	3,523	4,133
Other noncurrent assets	36,085	43,019	40,355
Right-of-use assets	35,417	39,416	40,259
Property, plant, and equipment, net	137,802	183,249	140,137
Total assets	$1,600,697	$1,696,055	$1,539,462

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$384,230	$433,571	$372,174
Accounts payable	90,025	80,362	125,876
Advances from customers	63,176	24,881	12,120
Accrued expenses and other current liabilities	79,584	75,813	71,656
Income taxes payable	6,909	2,220	8,254
Operating leases payable	7,624	9,214	9,529
Current portion of long-term debt	107,687	141	2,122
Total current liabilities	739,235	626,202	601,731
Long-term taxes payable	6,703	7,623	7,623
Long-term debt	541,096	551,925	551,235
Deferred income taxes	9,353	13,234	12,944
Liability for unrecognized tax benefits	15,262	13,327	14,835
Long-term leases	27,148	29,740	29,508
Pension, postretirement, and other long-term liabilities	64,030	74,467	67,646
Total liabilities	1,402,827	1,316,518	1,285,522

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	December 31, 2021	December 31, 2020	March 31, 2021
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	390,290	391,089	391,089
Retained deficit	(187,983)	(13,478)	(136,686)
Accumulated other comprehensive loss	(10,053)	(1,403)	(6,733)
Total stockholders’ equity of Pyxus International, Inc.	192,254	376,208	247,670
Noncontrolling interests	5,616	3,329	6,270
Total stockholders’ equity	197,870	379,537	253,940
Total liabilities and stockholders’ equity	$1,600,697	$1,696,055	$1,539,462

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2021	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss attributable to Pyxus International, Inc.	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)	—	—	—	8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021	391,089	(148,202)	(3,960)	541	1,703	6,158	247,329
Net loss attributable to Pyxus International, Inc.	—	(9,681)	—	—	—	(342)	(10,023)
Other	—	—	—	—	—	(88)	(88)
Other comprehensive loss, net of tax	—	—	(1,591)	(512)	(2,896)	—	(4,999)
Balance, September 30, 2021	391,089	(157,883)	(5,551)	29	(1,193)	5,728	232,219
Net (loss) income attributable to Pyxus International, Inc.	—	(30,100)	—	—	—	43	(30,057)
Change in investment in subsidiaries	(799)	—	—	—	—	(155)	(954)
Other comprehensive loss, net of tax	—	—	(1,753)	(35)	(1,550)	—	(3,338)
Balance, December 31, 2021	$390,290	$(187,983)	$(7,304)	$(6)	$(2,743)	$5,616	$197,870

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss attributable to Pyxus International, Inc.	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	469,794	(580,706)	(22,573)	(36,660)	—	848	(169,297)
Net income attributable to Pyxus International, Inc.	—	111,198	—	—	—	(314)	110,884
Stock-based compensation	8	—	—	—	—	—	8
Dividends paid	—	—	—	—	—	(180)	(180)
Change in investment in subsidiaries	(1,655)	—	—	—	—	(461)	(2,116)
Other comprehensive income, net of tax	—	—	4,509	240	—	8	4,757
Cancellation of Predecessor equity	(468,147)	469,508	18,064	36,420	—	99	55,944
Balance, August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance, September 1, 2020 (Successor)	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor common stock	391,402	—	—	—	—	—	391,402
Fresh start adjustment to noncontrolling interests	—	—	—	—	—	4,359	4,359
Net loss attributable to Pyxus International, Inc.	—	(5,313)	—	—	—	(485)	(5,798)
Dividends paid	—	—	—	—	—	(123)	(123)
Other comprehensive (loss) income, net of tax	—	—	(828)	—	—	21	(807)
Balance, September 30, 2020 (Successor)	391,402	(5,313)	(828)	—	—	3,772	389,033
Net loss attributable to Pyxus International, Inc.	—	(8,165)	—	—	—	(55)	(8,220)
Fresh start adjustments	(313)	—	—	—	—	(246)	(559)
Other comprehensive (loss) income, net of tax	—	—	(3)	47	(619)	(142)	(717)
Balance, December 31, 2020 (Successor)	$391,089	$(13,478)	$(831)	$47	$(619)	$3,329	$379,537

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Successor		Predecessor
(in thousands)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Operating Activities:
Net (loss) income	$(51,708)	$(14,018)	$18,075
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	11,984	13,301	16,580
Loss on deconsolidation/disposition of subsidiaries	9,525	—	—
Debt amortization/interest	17,364	6,552	4,862
Loss (gain) on foreign currency transactions	1,554	(2,196)	(11,077)
Asset impairment charges	6,111	3,982	213
Income from unconsolidated affiliates, net of dividends	3,212	(7,600)	2,915
Reorganization items, net	—	—	(130,215)
Changes in operating assets and liabilities, net	(180,204)	(33,151)	(67,544)
Other, net	(2,669)	7,588	(15,870)
Net cash used by operating activities	(184,831)	(25,542)	(182,061)

Investing Activities:
Purchases of property, plant, and equipment	(12,201)	(11,557)	(7,757)
Collections on beneficial interests on securitized trade receivables	155,226	49,562	74,328
DIP loan to deconsolidated subsidiary	(5,229)	—	—
Collection of DIP loan from deconsolidated subsidiary	10,996	—	—
Payments to acquire businesses, net of cash acquired	—	—	(4,805)
Other, net	(1,029)	116	(109)
Net cash provided by investing activities	147,763	38,121	61,657

Financing Activities:
Net proceeds and repayments from short-term borrowings	11,889	(37,915)	(99,969)
Proceeds from DIP facility	—	—	206,700
Repayment of DIP facility	—	—	(213,418)
Proceeds from DDTL facility	117,600	—	—
Repayment of DDTL facility	(15,375)	—	—
Proceeds from term loan facility	—	—	213,418
Proceeds from 10.0% first lien notes	—	—	280,844
Repayment of 8.5% first lien notes	—	—	(280,844)
Proceeds from revolving loans facilities	11,000	37,500	27,438
Repayment of revolving loans facilities	(26,000)	—	(44,900)
Proceeds from long-term borrowings	—	462	2,568
Repayment of second lien notes	—	—	(1,199)
Share repurchases	—	—	(1,000)
Debt issuance costs	(6,903)	(2,657)	(8,486)
DIP financing fees	—	—	(9,344)
Other debt restructuring costs	—	—	(7,574)
Other, net	(23)	(241)	(565)
Net cash provided (used) by financing activities	92,188	(2,851)	63,669

Effect of exchange rate changes on cash	(2,590)	(369)	1,628

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Successor		Predecessor
(in thousands)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Increase (decrease) in cash, cash equivalents, and restricted cash	52,530	9,359	(55,107)
Cash and cash equivalents at beginning of period	92,705	93,138	170,208
Restricted cash at beginning of period	5,008	24,838	2,875
Cash, cash equivalents, and restricted cash at end of period	$150,243	$127,335	$117,976

Other information:
Cash paid for income taxes, net	$14,951	$8,409	$5,560
Cash paid for interest, net	56,858	17,045	52,877
Cash paid for reorganization items	—	—	7,314

Noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	267	1,090	1,759
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	162,065	59,501	66,821
Noncash contingent consideration from sale of business	1,000	—	—
Cancellation of second lien notes	—	—	(634,487)

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

Reclassifications
Certain prior period amounts relating to balances with related parties have been reclassified to conform to the current year presentation in the condensed consolidated balance sheets. See "Note 22. Related Party Transactions" for additional information.

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

Recent Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. This ASU created ASC Topic 832, Government Assistance, and requires certain information be disclosed regarding assistance received from a government entity when either a grant or contribution accounting model is applied. The new disclosures are required for annual periods for transactions with a government entity that are within the scope of the Topic. The new disclosure guidance will be adopted prospectively and is effective for the Company's fiscal year beginning April 1, 2022. The Company is currently evaluating the impact this new accounting standard will have on its consolidated financial statements and related disclosures.

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

Reorganization Items
Expenditures, gains, and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items, net in the condensed consolidated statements of operations, and include the following:

Predecessor
Five months ended August 31, 2020
Reorganization items, net:
Gain on settlement of liabilities subject to compromise	462,304
Professional fees	(30,526)
United States trustee fees	(970)
Write-off of unamortized debt issuance costs and discount	(5,303)
Issuance of exit facility shares and DIP financing fees	(208,538)
Other debt restructuring costs	(19,442)
Fresh start reporting adjustments	(91,541)
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

•Pyxus Holdings entered into the Exit ABL Credit Agreement (as defined below) to borrow cash under the ABL Credit Facility (as defined below) which together with cash on-hand was sufficient to fund (1) the distributions to holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to take the Second Lien Notes Cash Option (as defined in the Plan) and (2) the Existing Equity Cash Pool (as defined in the Plan) (collectively such amount of cash is referred to as the “Cash Consideration”).

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
ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the “Exit ABL Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the “ABL Credit Facility”). A detailed description of the Exit ABL Credit Agreement and ABL Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Note 15. Debt Arrangements" for additional information with respect to the Exit ABL Credit Agreement and the ABL Credit Facility.
Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the “Term Loan Credit Agreement”), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish a term loan credit facility in an aggregate principal amount of approximately $213,400 (the “Term Loan Credit Facility”). A detailed description of the Term Loan Credit Agreement and Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Note 15. Debt Arrangements" for additional information with respect to the Term Loan Credit Agreement and the Term Loan Credit Facility.
Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,800 in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the “Notes”) to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to an Indenture (the “Indenture”) dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Note 15. Debt Arrangements" for additional information with respect to the Notes and the Indenture.

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

On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for a purchase price of Cdn.$5,000. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale under this agreement occurred on January 28, 2022.

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

As discussed below, the amount of recovery that the Company may receive from the sales of the assets of Figr Norfolk, the outstanding equity of Figr East, and certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding and the extent to which such claims have been approved by the Canadian Court.

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

As of December 31, 2021, the Company's adjusted related party note receivable was $2,579, which resulted in a loss on the deconsolidation of the Canadian Cannabis Subsidiaries recorded within the condensed consolidated statements of operations of $900 and $3,356 for the three and nine months ended December 31, 2021, respectively. The amount of recovery with respect to the related party note receivable is dependent on the actual amount of administrative claims in the CCAA Proceeding, the amount of claims of unsecured creditors against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, and the extent to which such claims have been approved by the Canadian Court.

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries, during their respective period of ownership by the Company, are treated as related-party transactions. See "Note 22. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries.

6. Revenue Recognition
Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. For the period ended December 31, 2020, the other products and services revenue was primarily composed of revenue from the sale of legal cannabis in Canada and e-liquids product revenue. For the period ended December 31, 2021, the other products and services revenue was primarily composed of e-liquids product revenue. The following disaggregates sales and other operating revenues by major source:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Leaf - North America:
Product revenue	$45,421	$46,588
Processing and other revenues	14,573	13,956
Total sales and other operating revenues	59,994	60,544

Leaf - Other Regions:
Product revenue	349,402	298,376
Processing and other revenues	16,728	12,007
Total sales and other operating revenues	366,130	310,383

Other Products and Services:
Total sales and other operating revenues	2,818	8,633
Total sales and other operating revenues	$428,942	$379,560

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Leaf - North America:
Product revenue	$175,431	$63,693	$51,211
Processing and other revenues	24,852	16,828	6,523
Total sales and other operating revenues	200,283	80,521	57,734

Leaf - Other Regions:
Product revenue	888,849	387,785	355,902
Processing and other revenues	57,805	19,586	24,595
Total sales and other operating revenues	946,654	407,371	380,497

Other Products and Services:
Total sales and other operating revenues	9,496	9,502	9,369
Total sales and other operating revenues	$1,156,433	$497,394	$447,600

The following summarizes activity in the allowance for expected credit losses:

	Three months ended December 31, 2021	Three months ended December 31, 2020

Balance, beginning of period	$(23,641)	$(15,091)
Additions	(251)	(2,187)
Write-offs	—	—
Balance, end of period	(23,892)	(17,278)
Trade receivables	213,103	194,834
Trade receivables, net	$189,211	$177,556

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020

Balance, beginning of period	$(20,900)	$(15,361)	$(15,893)
Additions	(3,139)	(2,187)	—
Write-offs	147	270	532
Balance, end of period	(23,892)	(17,278)	(15,361)
Trade receivables	213,103	194,834	167,670
Trade receivables, net	$189,211	$177,556	$152,309

7. Restructuring and Asset Impairment Charges
The Company continued its focus on cost saving initiatives. The employee separation and impairment charges are primarily related to the continued wind down of the Company's industrial hemp cannabidiol ("CBD") operations and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Employee separation charges	$510	$4,087
Asset impairment and other non-cash charges	50	3,687
Restructuring and asset impairment charges	$560	$7,774

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Employee separation charges	$1,913	$5,009	$353
Asset impairment and other non-cash charges	5,739	3,982	213
Restructuring and asset impairment charges	$7,652	$8,991	$566

8. Income Taxes
The Company's quarterly provision for income taxes has generally been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. The AETR method was used to calculate the provision for income taxes for the prior reported interim periods of the current fiscal year, for which the Company reported income tax benefits in each prior reporting period. Due to COVID-19 pandemic-driven variability in the Company's current expectations of results of operations for the remainder of the fiscal year, as of December 31, 2021, the Company recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the discrete method, rather than the AETR method, due to significant variations in income tax expense, primarily driven by U.S. non-deductible interest pursuant to Section 163(j) of the Internal Revenue Code, relative to projected annual pre-tax income (loss) that would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. Using the discrete method, the Company determined current and deferred income tax expense as if the nine-month interim period of the current fiscal year was a year-end period.

The effective tax rate for the nine months ended December 31, 2021, the four months ended December 31, 2020, and the five months ended August 31, 2020 was (19.1)%, 21.8%, and 1.8%, respectively. For the nine months ended December 31, 2021, the four months ended December 31, 2020, and the five months ended August 31, 2020, the difference between the Company’s effective rate and the U.S. statutory rate of 21% is primarily due to the impact of net foreign exchange effects, non-deductible interest, and variations in the expected jurisdictional mix of earnings. The change in the effective rate for the nine months ended December 31, 2021 was primarily due to improved operational results and changes in the U.S. tax profile resulting from the Company's emergence from the Chapter 11 Cases.

9. (Loss) Earnings Per Share
The following summarizes the computation of earnings (loss) per share:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Basic and diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(30,100)	$(8,165)
Shares:
Weighted average number of shares outstanding	25,000	25,000
Basic and diluted loss per share	$(1.20)	$(0.33)

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(51,289)	$(13,478)	$19,037
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976
Basic (loss) earnings per share	$(2.05)	$(0.54)	$1.91

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(51,289)	$(13,478)	$19,037
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price (1)	—	—	16
Adjusted weighted average number of shares outstanding	25,000	25,000	9,992
Diluted (loss) earnings per share	$(2.05)	$(0.54)	$1.91
(1) Outstanding restricted shares, shares applicable to stock options, and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. The dilutive shares would have been 0 for the nine months ended December 31, 2021.

10. Inventories, Net
The following summarizes the composition of inventories, net:

	December 31, 2021	December 31, 2020	March 31, 2021
Processed tobacco	$650,373	$662,179	$534,711
Unprocessed tobacco	64,191	54,092	156,915
Other tobacco related	19,397	16,865	25,979
Other (1)	11,278	38,685	10,288
Total	$745,239	$771,821	$727,893
(1) Represents inventory from the Other Products and Services segment.

11. Acquisitions and Dispositions
Acquisition of Criticality
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

The following summarizes the revenue, operating loss, and net loss for Criticality as well as the resulting impact to basic and diluted loss per share:

	Successor	Successor	Predecessor
	Three months ended December 31, 2020	Four months ended December 31, 2020	Five months ended August 31, 2020
Revenue	16	19	—
Operating loss	(3,619)	(4,750)	(3,117)
Net loss	(9,897)	(11,067)	(3,317)

Impact to loss per share:
Basic and Diluted	(0.40)	(0.44)	(0.33)

In December 2020, the Company commenced actions to exit operations of the industrial hemp businesses, including the production and sale of products containing extracts of industrial hemp, including CBD products, by Criticality.

Disposition of Humble Juice Co., LLC
On November 23, 2021, the Company disposed of its ownership interests in Humble Juice Co., LLC ("Humble Juice"), a manufacturer and distributor of flavored e-liquids, in exchange for royalties on future revenue, which was recorded as other assets in the condensed consolidated balance sheet as of December 31, 2021. Humble Juice's financial results are included in the Company's consolidated results through the transaction date within the Other Products and Services segment. On the date of the transaction, Humble Juice's assets, liabilities, and equity components were eliminated from the Company's condensed consolidated financial statements. The Company recognized a loss on the disposition of Humble Juice of $5,374 for the three months ended December 31, 2021.

12. Equity Method Investments
The following summarizes the Company's equity method investments as of December 31, 2021:

	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference (1)
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	45,893
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)
(1) The basis difference for the Company's equity method investments is primarily due to $30,531 of fair value adjustments from fresh start reporting that were recorded in the fiscal year-ended March 31, 2021.

The following summarizes financial information for these equity method investments:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Operations statement:
Sales	$122,710	$121,873
Gross profit	28,995	30,154
Net income	13,421	16,577
Company's dividends received	—	317

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Operations statement:
Sales	$186,654	$134,879	$67,553
Gross profit	35,109	32,403	14,151
Net income	13,727	17,315	5,869
Company's dividends received	8,666	317	5,104

	December 31, 2021	December 31, 2020	March 31, 2021
Balance sheet:
Current assets	$284,803	$258,805	$224,106
Property, plant, and equipment and other assets	36,394	44,853	43,648
Current liabilities	200,636	183,158	138,833
Long-term obligations and other liabilities	2,378	4,021	3,937

13. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	December 31, 2021	December 31, 2020	March 31, 2021
Investments in variable interest entities	$85,263	$85,944	$89,560
Receivables with variable interest entities	2,599	1,333	13,497
Guaranteed amounts to variable interest entities (not to exceed)	55,973	56,088	56,067

14. Goodwill and Other Intangible Assets, Net
The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Nine months ended December 31, 2021
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Disposition of Humble Juice (2)	Impairment (3)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.55 years	$29,200	$—	$(3,322)	$(1,735)	$—	$24,143
Technology	6.01 years	15,080	840	(3,957)	—	—	11,963
Trade names	12.67 years	11,300	—	(1,076)	—	—	10,224
Intangibles not subject to amortization:
Goodwill		36,853	—	—	(4,667)	(372)	31,814
Total		$92,433	$840	$(8,355)	$(6,402)	$(372)	$78,144
(1) Amortization expense across intangible asset classes for the nine months ended December 31, 2021 was $4,192.
(2) See “Note 11. Acquisitions and Dispositions” for additional information.
(3) The Company’s goodwill represents reorganization value in excess of value allocable to tangible and intangible assets as of August 31, 2020. The impairment is related to the continued restructuring of certain leaf operations.

	Seven months ended March 31, 2021(3)
	Weighted Average Remaining Useful Life	Beginning Gross Carrying Amount	Additions	Accumulated Amortization (1)	Deconsolidation of Canadian Cannabis Subsidiaries	Impairment (2)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	11.10 years	$29,200	$—	$(1,470)	$—	$—	$27,730
Technology	6.66 years	11,000	4,080	(2,222)	—	—	12,858
Licenses	0.00 years	19,000	—	(924)	(18,076)	—	—
Trade names	13.42 years	11,800	—	(497)	(474)	—	10,829
Intangibles not subject to amortization:
Goodwill		37,935	—	—	—	(1,082)	36,853
Total		$108,935	$4,080	$(5,113)	$(18,550)	$(1,082)	$88,270
(1) Amortization expense across intangible asset classes for the seven months ended March 31, 2021 was $5,113.
(2) The Company’s goodwill represents reorganization value in excess of value allocable to tangible and intangible assets as of August 31, 2020. The impairment is related to the Canadian Cannabis Subsidiaries filing for relief from their respective creditors via the CCAA Proceeding in January 2021.
(3) In connection with the Company's emergence from the Chapter 11 Cases on August 24, 2020, a series of transactions were completed pursuant to which the business assets and operations of Old Pyxus vested in the Company. See “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information.

15. Debt Arrangements
The following summarizes debt and notes payable:

			December 31,	December 31,	March 31,
(in thousands)	Interest Rate		2021	2020	2021
Senior secured credit facilities:
ABL Credit Facility	5.8%	(1)	$52,500	$67,500	$67,500
DDTL Facility (2)	10.7%	(1)	106,013	—	—
Senior secured notes:
10.0% senior secured first lien notes (3)	10.0%		269,872	266,561	267,353

Term Loan Credit Facility (4)	9.6%	(1)	218,509	214,643	215,594
Other long-term debt	1.1%	(1)	1,889	3,362	2,910
Notes payable to banks (5)	6.2%	(1)	384,230	433,571	372,174
Total debt			$1,033,013	$985,637	$925,531
Short-term			$384,230	$433,571	$372,174
Long-term:
Current portion of long-term debt			$107,687	$141	$2,122
Long-term debt			541,096	551,925	551,235
			$648,783	$552,066	$553,357

Letters of credit			$9,543	$5,100	$2,468

(1) Weighted average rate for the trailing twelve months ended December 31, 2021. As the DDTL Facility has not been outstanding for a trailing twelve-month period, the interest rate is the weighted average rate from inception through December 31, 2021.

(2) Balance of $106,013 is net of original issue discount of $4,237. Total repayment will be $110,250, which includes an estimated $5,250 exit fee payable upon repayment.
(3) Balance of $269,872 is net of original issue discount of $10,972. Total repayment will be $280,844.
(4) Upon emergence from the Chapter 11 Cases on the Effective Date, the DIP Facility entered into at the Petition Date converted into the Term Loan Credit Facility. The aggregate balance of the Term Loan Credit Facility of $218,509 includes $4,510 of accrued paid-in-kind interest. The 9.6% interest rate does not include the paid-in-kind interest which is (a) 1.0% per annum from and after the first anniversary of the Effective Date until the second anniversary of the Effective Date, (b) 2.0% per annum from and after the second anniversary of the Effective Date until the third anniversary of the Effective Date, (c) 3.0% per annum from and after the third anniversary of the Effective Date until the fourth anniversary of the Effective Date, and (d) from and after the fourth anniversary of the Effective Date, 4.0% per annum.

(5) Primarily foreign seasonal lines of credit.
ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into the Exit ABL Credit Agreement to establish the ABL Credit Facility. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. A detailed description of the Exit ABL Credit Agreement and ABL Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At December 31, 2021, Pyxus Holdings was in compliance with the covenants under the Exit ABL Credit Agreement. At December 31, 2021, $22,500 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $52,500 outstanding on that date.

Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into the Term Loan Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, was converted into, or otherwise satisfied with the proceeds of, the Term Loan Credit Facility. A detailed description of the Term Loan Credit Agreement and Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At December 31, 2021, Pyxus Holdings was in compliance with the covenants under the Term Loan Credit Agreement.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to the Indenture dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. At December 31, 2021, Pyxus Holdings was in compliance with the covenants under the Indenture.

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

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. The DDTL Loans may be prepaid by Intabex at any time without premium or penalty other than the Exit Fee described below and, in the case of any prepayment of LIBOR loans, subject to customary breakage. At December 31, 2021, the aggregate principal amount outstanding was $106,013, net of original issue discount of $4,237, which includes an estimated $5,250 exit fee payable upon repayment. Amounts prepaid or repaid in respect of DDTL Loans may not be reborrowed under the DDTL Facility.

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

At December 31, 2021, Intabex and each Guarantor was in compliance with the covenants under the DDTL Facility Credit Agreement.

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

At December 31, 2021, the Company and its subsidiaries party to the Restated TDB Agreement were in compliance with all such covenants under the Restated TDB Agreement and $89,652 was available for borrowing under the Restated TDB

Agreement, after reducing availability by the aggregate borrowings under the Restated TDB Agreement of $115,348 outstanding on that date.

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

16. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of December 31, 2021, the limit under the first facility was $125,000 of trade receivables. Under the second and third facilities, the Company offers receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. As of December 31, 2021, the limit under the second facility was $80,000 of trade receivables. As of December 31, 2021, the investment limit under the third facility was variable based on qualifying sales.
As the servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As a result of the net settlement, trade and other receivables, net in the condensed consolidated balance sheets has been reduced by $2,730, $4,078, and $3,651 as of December 31, 2021 and 2020, and March 31, 2021, respectively.

The following summarizes the accounts receivable securitization information:

	December 31, 2021	December 31, 2020	March 31, 2021
Receivables outstanding in facility	$105,175	$87,012	$90,693
Beneficial interests	21,573	20,532	19,370
Servicing liability	21	—	14

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Cash proceeds for the period ended:
Cash purchase price	$317,677	$142,071	$151,817
Deferred purchase price	155,226	49,562	74,328
Service fees	413	110	218
Total	$473,316	$191,743	$226,363

17. Guarantees
In certain markets, the Company guarantees bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The Company also guarantees bank loans of certain unconsolidated subsidiaries and a lease obligation for a former equity method investment. The following summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2021	December 31, 2020	March 31, 2021
Amounts guaranteed (not to exceed)	$94,462	$80,656	$93,489
Amounts outstanding under guarantee (1)	26,609	18,158	30,111
Fair value of guarantees	747	306	1,740
Amounts due to local banks on behalf of suppliers and included in accounts payable	—	—	10,930
(1) Of the guarantees outstanding at December 31, 2021, most expire within one year.

18. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses.

The Company recorded a net gain of $(663) and $(1,725) from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2021, respectively. The Company recorded losses of $0 and $66 in cost of goods and services sold for the three and four months ended December 31, 2020, respectively, and $164 for the five months ended August 31, 2020.

As of December 31, 2021 and December 31, 2020, accumulated other comprehensive loss includes $2,743 and $619, respectively, net of $215 and $168 of tax, respectively, for net unrealized losses related to designated cash flow hedges.

As of December 31, 2021 and December 31, 2020, the Company recorded current derivative assets of $603 and $1,652 and current derivative liabilities of $1,280 and $0 within other current assets and accrued expenses and other current liabilities, respectively.

The U.S. Dollar notional amount of derivative contracts outstanding as of December 31, 2021 and December 31, 2020 was $72,522 and $44,123, respectively.

19. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021			December 31, 2020			March 31, 2021
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$603	$—	$603	$—	$—	$—	$917	$—	$917
Securitized beneficial interests	—	21,573	21,573	—	20,532	20,532	—	19,370	19,370
Total assets	$603	$21,573	$22,176	$—	$20,532	$20,532	$917	$19,370	$20,287
Financial Liabilities:
Long-term debt	$448,903	$2,057	$450,960	$481,232	$3,797	$485,029	$467,795	$3,162	$470,957
Guarantees	—	747	747	—	306	306	—	1,740	1,740
Total liabilities	$448,903	$2,804	$451,707	$481,232	$4,103	$485,335	$467,795	$4,902	$472,697

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three months ended December 31, 2021			Three months ended December 31, 2020
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$26,056	$3,127	$343	$13,471	$3,714	$491
Issuances of sales of receivables/guarantees	70,323	—	452	47,192	—	110
Settlements	(73,977)	(1,070)	(5)	(38,762)	—	(311)
Additions	—	—	—	—	83	—
(Losses) gains recognized in earnings	(829)	—	(43)	(1,369)	—	15
Ending balance	$21,573	$2,057	$747	$20,532	$3,797	$305

	Successor						Predecessor
	Nine months ended December 31, 2021			Four months ended December 31, 2020			Five months ended August 31, 2020
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,370	$3,162	$1,740	$11,159	$3,892	$1,256	$27,021	$848	$2,791
Issuances of sales of receivables/guarantees	162,065	—	948	59,501	—	262	66,821	—	667
Settlements	(156,651)	(1,107)	(1,708)	(48,555)	(126)	(1,228)	(81,038)	(100)	(2,192)
Additions	—	2	—	—	31	—	—	3,144	—
(Losses) gains recognized in earnings	(3,211)	—	(233)	(1,573)	—	15	(1,645)	—	(10)
Ending balance	$21,573	$2,057	$747	$20,532	$3,797	$305	$11,159	$3,892	$1,256

For the nine months ended December 31, 2021, four months ended December 31, 2020, and five months ended August 31, 2020, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests were $640, $726, and $263, respectively.

20. Pension and Other Postretirement Benefits
On November 19, 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). Termination of the U.S. Pension Plan is a twelve-to-eighteen month process. The Company will settle benefits directly with vested participants electing a lump sum payout and purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants. Based on the estimated value of assets held in the U.S. Pension Plan, the Company estimates that a cash contribution of between $3,000 and $5,000 will be required to fully fund the U.S. Pension Plan's liabilities upon termination. In addition, the Company expects to record a pension settlement charge at plan termination, which includes the reclassification of unrecognized pension gains and losses within accumulated other comprehensive loss to other income (expense) within the Company's consolidated statements of operations. The Company does not have an estimate for this future settlement charge. The amount of unrecognized pension gains within accumulated other comprehensive loss related to the U.S. Pension Plan is approximately $1,359 at December 31, 2021.

21. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2021, the assessment for intrastate trade tax credits taken is $2,360 and the total assessment including penalties and interest is $8,606. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2021, the assessment for intrastate trade tax credits taken is $2,042 and the total assessment including penalties and interest is $5,570. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $8,719. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

22. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Sales	$1,955	$207
Purchases	39,447	28,815

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Sales	$20,768	$746	$13,483
Purchases	87,120	47,734	38,655

The Company included the following related party balances in its condensed consolidated balances sheets:

	December 31, 2021	December 31, 2020	March 31, 2021	Location in the Condensed Consolidated Balance Sheets
Accounts receivable, related parties	$1,283	$3,344	$3,585	Other receivables
Notes receivable, related parties	2,579	—	11,890	Other receivables
Long-term notes receivable, related parties	—	149	21	Other non-current assets
Accounts payable, related parties	12,232	28,417	22,376	Accounts payable
Advances from related parties	13,804	—	—	Advances from customers

Transactions with the Glendon Investor and the Monarch Investor
On August 24, 2020, the Company entered into an Exit Term Loan Credit Agreement and issued Senior Secured First Lien Notes with certain lenders, including the Glendon Investor and the Monarch Investor (see “Note 3. Emergence from Voluntary Reorganization under Chapter 11” for additional information).

On April 23, 2021, the Company and certain of its subsidiaries with certain funds managed by the Glendon Investor and the Monarch Investor, as lenders, and related matters entered into a $120,000 delayed-draw credit facility agreement (see "Note 15. Debt Arrangements" for additional information). On December 30, 2021, the Company repaid $15,375 of the DDTL facility.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of December 31, 2021 and 2020, and March 31, 2021, includes $6,039, $4,099, and $2,309, respectively, of interest payable to the Glendon Investor and the Monarch Investor. Interest expense as presented in the condensed consolidated statements of operations includes $8,530 and $24,566 for the three and nine months ended December 31, 2021, respectively, and $5,317 and $7,509 for the three and nine months ended December 31, 2020, respectively, that relates to the Glendon Investor and the Monarch Investor.

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

As of December 31, 2021 and 2020, and March 31, 2021, the outstanding loan balance under the Canadian DIP Facility was $0, $0, and $5,790, respectively, and is included in other receivables within the condensed consolidated balance sheets. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

As of December 31, 2021, the Company's adjusted related party note receivable was $2,579, which resulted in a loss on the deconsolidation of the Canadian Cannabis Subsidiaries recorded within the condensed consolidated statements of operations of $900 and $3,356 for the three and nine months ended December 31, 2021, respectively . See "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

23. Segment Information
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

	Three months ended December 31, 2021	Three months ended December 31, 2020
Sales and other operating revenues:
Leaf - North America	$59,994	$60,544
Leaf - Other Regions	366,130	310,383
Other Products and Services	2,818	8,633
Total sales and other operating revenues	$428,942	$379,560

Operating income (loss):
Leaf - North America	$6,574	$4,475
Leaf - Other Regions	29,175	21,100
Other Products and Services	(5,527)	(12,095)
Total operating income	$30,222	$13,480

	Successor		Predecessor
	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020
Sales and other operating revenues:
Leaf - North America	$200,283	$80,521	$57,734
Leaf - Other Regions	946,654	407,371	380,497
Other Products and Services	9,496	9,502	9,369
Total sales and other operating revenues	$1,156,433	$497,394	$447,600

Operating income (loss):
Leaf - North America	$17,672	$5,384	$376
Leaf - Other Regions	50,996	24,988	(1,028)
Other Products and Services	(24,788)	(25,358)	(43,305)
Total operating income (loss)	$43,880	$5,014	$(43,957)

	December 31, 2021	December 31, 2020	March 31, 2021
Segment assets:
Leaf - North America	$282,058	$285,500	$247,265
Leaf - Other Regions	1,257,152	1,227,089	1,204,993
Other Products and Services	61,487	183,466	87,204
Total assets	$1,600,697	$1,696,055	$1,539,462

24. Subsequent Events

CCAA Proceeding and Deconsolidation of Subsidiaries
On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for a purchase price of Cdn.$5,000. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale of the assets of Figr Norfolk occurred on January 28, 2022.

Goodwill
As of January 1, 2022, the date of the Company’s annual goodwill impairment testing for fiscal 2022, the Company had goodwill of $31,814. Due to a sustained decline in the implied value of the Company's equity based on public trading and share price as well as uncertainty in the Company's estimate of timing for future operating results due to the recent economic effects of the COVID-19 pandemic and related variants, the Company expects to recognize non-cash impairment losses to fully write-off the carrying values of its goodwill during the three months ending March 31, 2022.

PNC ABL Credit Facility
On February 8, 2022, Pyxus Holdings, certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the “Borrowers”), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc., as guarantors, entered into an ABL Credit Agreement (the “ABL Credit Agreement”), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the “PNC ABL Facility”), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the PNC ABL Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The PNC ABL Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The PNC ABL Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the PNC ABL Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the PNC ABL Facility not to exceed a maximum principal amount of $120,000. The amount available under the PNC ABL Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•85% of eligible accounts receivable, plus
•90% of eligible credit insured accounts receivable, plus

•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, minus
•applicable reserves.

The PNC ABL Facility permits both base rate borrowings and borrowings based upon the Bloomberg-Short-Term Bank Yield Index rate (“BSBY”). Borrowings under the PNC ABL Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted BSBY Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points.

The PNC ABL Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Term Loan Credit Agreement and the Indenture.

The PNC ABL Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of commitments under the PNC ABL Facility of 300 basis points for terminations in the first year after entry into the ABL Credit Agreement, 200 basis points for terminations in the second year and 100 basis points for termination in the third year. In addition, customary mandatory prepayments of the loans under the PNC ABL Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the PNC ABL Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to BSBY loans, accrued interest is payable monthly and on the last day of any applicable interest period.

The Borrowers’ obligations under the PNC ABL Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company and all of Pyxus Holdings’ wholly owned domestic subsidiaries, and each of Pyxus Holdings’ future wholly owned domestic subsidiaries is required to guarantee the PNC ABL Facility on a senior secured basis (collectively, the “ABL Loan Parties”) and (b) secured by the collateral, as described below, which is owned by the ABL Loan Parties.

The liens and other security interests granted by the ABL Loan Parties on the collateral for the benefit of the lenders under the PNC ABL Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on a pari passu basis with the security interests securing the ABL Loan Parties’ obligations under the Term Loan Credit Agreement and the Notes. The obligations of Pyxus Holdings and each other ABL Loan Party under the PNC ABL Facility and any related guarantee are repaid pursuant to a waterfall with respect to portions of the Collateral as set forth in the existing intercreditor agreements with respect to Pyxus Holdings’ senior secured debt.

Cash Dominion
Under the terms of the PNC ABL Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the PNC ABL Facility (based on the lesser of the commitments thereunder and the borrowing base) (the “Excess Availability”) falls below 10% of the total commitments under the PNC ABL Facility at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than $20,000, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the PNC ABL Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a “Dominion Period”) shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than 10% of the total commitments under the PNC ABL Facility for a period of 30 consecutive days and no event of default is continuing, or (iii) if arising as a result of Domestic Availability being less than $20,000, Domestic Availability is greater than $20,000 for a period of 30 consecutive days and no event of default is continuing.

Financial Covenants
The ABL Credit Agreement governing the PNC ABL Facility contains (i) a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period and (ii) a covenant requiring Domestic Availability greater than $20,000 at all times until audited financial statements for fiscal year ending March 31, 2023 are delivered under the ABL Credit Agreement.

Affirmative and Restrictive Covenants
The ABL Credit Agreement governing the PNC ABL Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things:

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

Exit ABL Credit Agreement
On February 8, 2022, Pyxus Holdings terminated the Exit ABL Credit Agreement and repaid $56,500 outstanding thereunder with proceeds from the initial borrowing under the PNC ABL Facility.

Operating and Reportable Segment Considerations
The Company is reevaluating its operating and reportable segments under ASC Topic 280 – Segment Reporting following the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors in fiscal 2021, the outcomes achieved from cost savings and restructuring initiatives implemented in fiscal 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses in 2021, and the impact the COVID-19 pandemic has had on the Company's global operations. These events are changing how the Company is managed and the information used by Management to assess the Company's performance and allocation of its resources. The Company expects to conclude this evaluation during the three months ending March 31, 2022.

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
•risks and uncertainties related to the COVID-19 pandemic, including possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to the Company’s operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by Pyxus or shippers to temporarily suspend operations in affected areas, whether the Company’s operations that have been classified as “essential” under various governmental orders restricting business activities will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time, negative consumer purchasing behavior with respect to the Company’s products or the products of its leaf tobacco customers during periods of government mandates restricting activities imposed in response to the COVID-19 pandemic, and the extent to which the impact of the COVID-19 pandemic on the Company’s operations and the demand for its products may not coincide with impacts experienced in the United States due to the international scope of its operations, including in emerging and other markets in which the Company operates where the timing and severity of COVID-19 outbreaks and the pace of COVID-19 vaccinations and treatments may differ from those in the United States; and
•risks and uncertainties related to the Company’s Other Products and Services segment, including that the e-liquids business has a limited operating history, is in a developing market, may not generate the results that the Company anticipates and has needed, and may continue to need, significant investment to fund continued operations and expansion, that its technologies, processes and formulations may become obsolete, that government approvals necessary for the continued sale of certain e-liquids products may not be obtained, the impact of increasing competition, uncertainties with respect to the development of the industry and market, including the level of consumer demand for such products, the potential for product liability claims, uncertainties with respect to the extent of consumer acceptance of the products offered by the e-liquids business, the impact of regulation associated with the e‑liquids business, including the risk of obtaining anticipated regulatory approvals, and risks and uncertainties related to the CCAA Proceeding (as defined below), including the extent of any recovery, or additional impairment, that Pyxus may recognize with respect to its investment in these subsidiaries.
We do not undertake to update any forward-looking statements that we make from time to time.
Executive Summary
Our leaf operations volume, revenue, and gross margin improved on a year-to-date basis. We remain proactive in our efforts to accelerate shipments delayed by COVID-related logistical challenges, particularly the lack of vessel and container availability, and continue to utilize additional ports for product export while working with customers to expedite certain processes. We expect these challenges will linger for the remainder of our fiscal year, which will delay shipments of committed inventory from the fourth quarter of fiscal 2022 into fiscal 2023. As of December 31, 2021, more than 90% of the Company’s inventory is committed to specific customers to meet near-term forecasted demand.
In December, we unveiled our ESG framework which demonstrates our commitment to operating our business in a responsible manner. We have been recognized by CDP, the global gold standard of environmental reporting, for our coordinated efforts to address climate change, water security and deforestation. Our team is energized by the strengthening of our business and the implementation of our ESG strategy as we work together to achieve our purpose of growing a better world.
Overview
Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s.
We are committed to responsible crop production that supports economic viability for the grower, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the production process, from seed through processing and final shipment, our SENTRISM traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.
We also provide agronomy expertise for growing leaf tobacco in numerous markets. Our contracted tobacco grower base produces a significant volume of non-tobacco crop utilizing the agronomic assistance that our team provides. Pyxus works with our grower base, as needed, to find markets for these crops as part of our ongoing efforts to improve farmer livelihoods and the communities in which they live.
Our consolidated operations are managed and reported in nine operating segments that are organized by product category and geographic area and aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. See "Note 23. Segment Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information.
Operating and Reportable Segment Considerations
The Company is reevaluating its operating and reportable segments under ASC Topic 280 – Segment Reporting following the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors in fiscal 2021, the outcomes achieved from cost savings initiatives implemented in fiscal 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses in 2021, and the impact the COVID-19 pandemic has had on the Company's global operations. These events are changing how the Company is managed and the information used by Management to assess performance and allocate resources. The Company expects to conclude this evaluation during the three months ended March 31, 2022.
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
In November 2021, the Company disposed its interests in Humble Juice, a manufacturer and distributor of flavored e-liquids that had been included in the Other Products and Services segment, in exchange for royalties on future revenue. See "Note 11. Acquisitions and Dispositions" to the "Notes to the Condensed Consolidated Financial Statements" for additional information.
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
On May 10, 2021, a definitive agreement for the sale of the assets of Figr Norfolk was entered into for an estimated purchase price of Cdn.$5.0 million. On June 10, 2021, the Canadian Court approved the sale agreement. The consummation of the sale of the assets of Figr Norfolk occurred on January 28, 2022.
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
The amount of recovery that the Company may receive from the sales of the assets of Figr Norfolk, the outstanding equity of Figr East, and certain intangible assets of Figr Brands will be impacted by the amount of claims against the Canadian Cannabis Subsidiaries submitted in the CCAA Proceeding, the extent to which such claims are approved by the Canadian Court.
COVID-19
We continue to monitor the impact of the COVID-19 pandemic on our Company and workforce. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world, and the onset of new variants of COVID-19 threaten to prolong the effects of the pandemic. The leaf business continues to be impacted by COVID-related shipping constraints, including vessel and equipment availability, port congestion, and rising freight costs, which have resulted in delays in shipments to customers that will likely continue for the remainder of the fiscal year and beyond. Our production facilities are still operating but, in some instances, at lower production levels than planned due to social distancing requirements and safety practices implemented in accordance with Company policy. While our supply chains and distribution channels continue to experience delays due to COVID-19 in certain markets, we currently have adequate supply of products to meet the near-term forecasted demand.
Broad economic impacts from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending in some markets in which we operate, may extend billing and collection cycles. If general economic conditions in the markets in which we operate continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. Due to the geographic scope of our operations, including emerging markets, and our sale to customers around the world, our operations and the demand for our products are subject to the impact of the COVID-19 on a global scale. In addition, we cannot predict the extent or duration of the COVID pandemic, the effects of the COVID pandemic on the global, national or local economy, or the effect of the COVID pandemic on our business, financial position, results of operations, and cash flows.
Fresh Start Reporting
The Company applied Financial Accounting Standards Board ASC Topic 852 – Reorganizations in preparing the condensed consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. Our financial results for the five months ended August 31, 2020 are referred to as those of the “Predecessor.” Our financial results for the four months ended December 31, 2020, and for the nine months ended December 31, 2021 are referred to as those of the “Successor.” Our results of operations as reported in our Consolidated Financial Statements for these periods and for the three months ended December 31, 2021 and 2020 are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020. The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" to the "Notes to Condensed Consolidated Financial Statements" for additional information.
We do not believe that reviewing the results of these periods in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. Management believes that operating metrics for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussions below also present the combined results for the nine months ended December 31, 2020. The combined results (referenced as “Combined (Non-GAAP)” or “combined”) for the nine months ended December 31, 2020 represent the sum of the reported amounts for the Predecessor period from April 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through December 31, 2020. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results are presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. In the following discussion of results of operations, comparisons of combined results for the nine-month period ended December 31, 2020 are to the comparable U.S. GAAP measures for the nine month period ended December 31, 2021.

Results of Operations

Three Months Ended December 31, 2021 and 2020

			Change
(in millions)	Three months ended December 31, 2021	Three months ended December 31, 2020	$	%
Sales and other operating revenues	$428.9	$379.6	$49.3	13.0
Cost of goods and services sold	363.7	317.0	46.7	14.7
Gross profit*	65.2	62.5	2.7	4.3
Selling, general, and administrative expenses	34.2	45.9	(11.7)	(25.5)
Other (expense) income, net	(0.2)	4.7	(4.9)	(104.3)
Restructuring and asset impairment charges	0.6	7.8	(7.2)	(92.3)
Operating income	30.2	13.5	16.7	123.7
Loss on deconsolidation/disposition of subsidiaries	7.1	—	7.1	100.0
Interest expense, net	27.5	24.8	2.7	10.9
Income tax expense	31.8	4.5	27.3	606.7
Income from unconsolidated affiliates	6.1	7.6	(1.5)	(19.7)
Net income (loss) attributable to noncontrolling interests	—	(0.1)	0.1	100.0
Net loss attributable to Pyxus International, Inc.*	$(30.1)	$(8.2)	$(21.9)	(267.1)

* Amounts may not equal column totals due to rounding
Sales and other operating revenues increased $49.3 million, or 13.0%, to $428.9 million for the three months ended December 31, 2021 from $379.6 million for the three months ended December 31, 2020. This increase was due to a 18.7% increase in leaf volume from $17.5 million of shipments in Africa that were delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current quarter, larger crop sizes in Africa, and timing of shipments. This increase was partially offset by a 3.4% decrease in leaf average sales price driven by product mix having a higher concentration of byproducts in South America and a decrease from the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.
Cost of goods and services sold increased $46.7 million, or 14.7%, to $363.7 million for the three months ended December 31, 2021 from $317.0 million for the three months ended December 31, 2020. This increase was mainly due to the increase in sales and other operating revenues.
Gross profit increased $2.7 million, or 4.3%, to $65.2 million for the three months ended December 31, 2021 from $62.5 million for the three months ended December 31, 2020 mainly due to the increase in total sales and other operating revenues. Gross profit as a percent of sales decreased to 15.2% for the three months ended December 31, 2021 from 16.5% for the three months ended December 31, 2020. This decrease was attributable to product mix having a higher concentration of byproducts, higher green tobacco prices, and foreign currency fluctuations. This decrease was partially offset by lower conversion costs per kilo.
Selling, general, and administrative ("SG&A") expenses decreased $11.7 million, or 25.5%, to $34.2 million for the three months ended December 31, 2021 from $45.9 million for the three months ended December 31, 2020. SG&A expenses as a percent of sales decreased to 8.0% for the three months ended December 31, 2021 from 12.1% for the three months ended December 31, 2020. These decreases were mainly due to increased sales and other operating revenues, the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021, and savings from restructuring initiatives.
Restructuring and asset impairment charges decreased $7.2 million, or 92.3%, to $0.6 million for the three months ended December 31, 2021 from $7.8 million for the three months ended December 31, 2020 due to fiscal 2021 restructuring initiatives, which included the Company's industrial hemp and CBD businesses.
Income tax expense increased $27.3 million, or 606.7%, to $31.8 million for the three months ended December 31, 2021 from $4.5 million for the three months ended December 31, 2020. The increase was driven by the Company utilizing a different method for estimating tax expense for the period ended December 31, 2021 due to COVID-19 pandemic-driven variability in the Company's current expectations of results of operations for the remainder of the fiscal year. Using the discrete method for the period ended December 31, 2021, the Company determined current and deferred income tax expense as if the interim nine-month period was a year-end period, which resulted in the recognition of the fiscal 2022 year-to-date expense in the quarter.

Refer to See “Note 8. Income Taxes” to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Leaf - North America Supplemental Information
			Change
(in millions, except per kilo amounts)	Three months ended December 31, 2021	Three months ended December 31, 2020	$	%
Kilos sold	7.1	7.4	(0.3)	(4.1)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$45.4	$46.6	$(1.2)	(2.6)
Average price per kilo	6.39	6.30	0.09	1.4
Processing and other revenues	14.6	13.9	0.7	5.0
Total sales and other operating revenues	60.0	60.5	(0.5)	(0.8)
Tobacco cost of goods sold:
Tobacco costs	33.4	36.7	(3.3)	(9.0)
Transportation, storage, and other period costs	5.9	3.8	2.1	55.3
Derivative financial instrument and exchange losses	0.1	—	0.1	100.0
Total tobacco cost of goods sold	39.4	40.5	(1.1)	(2.7)
Average cost per kilo	5.55	5.47	0.08	1.5
Processing and other revenues cost of services sold	11.5	12.2	(0.7)	(5.7)
Total cost of goods and services sold	50.9	52.7	(1.8)	(3.4)
Gross profit	9.1	7.8	1.3	16.7
Selling, general, and administrative expenses	4.1	3.0	1.1	36.7
Other income (expense), net	1.6	(0.2)	1.8	900.0
Restructuring and asset impairment charges	—	0.1	(0.1)	(100.0)
Operating income	$6.6	$4.5	2.1	46.7

Total sales and other operating revenues decreased $0.5 million, or 0.8%, to $60.0 million for the three months ended December 31, 2021 from $60.5 million for the three months ended December 31, 2020. This decrease was primarily due to 4.1% lower volume driven by timing of shipments and a 1.4% increase in average sales price driven by product mix having a higher concentration of service revenue.

Cost of goods and services sold decreased $1.8 million, or 3.4%, to $50.9 million for the three months ended December 31, 2021 from $52.7 million for the three months ended December 31, 2020. This decrease was mainly due to the decrease in total sales and other operating revenues.

Gross profit as a percent of sales increased to 15.2% for the three months ended December 31, 2021 from 12.9% for the three months ended December 31, 2020. This increase was primarily due to product mix having a higher concentration of service revenue.

SG&A expenses as a percent of sales increased to 6.8% for the three months ended December 31, 2021 from 5.0% for the three months ended December 31, 2020 driven by increased allocations of general corporate services.

Leaf - Other Regions Supplemental Information
			Change
(in millions, except per kilo amounts)	Three months ended December 31, 2021	Three months ended December 31, 2020	$	%
Kilos sold	99.1	82.1	17.0	20.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$349.4	$298.4	$51.0	17.1
Average price per kilo	3.53	3.63	(0.10)	(2.8)
Processing and other revenues	16.7	12.0	4.7	39.2
Total sales and other operating revenues	366.1	310.4	55.7	17.9
Tobacco cost of goods sold:
Tobacco costs	280.2	232.2	48.0	20.7
Transportation, storage, and other period costs	18.5	12.0	6.5	54.2
Derivative financial instrument and exchange (gains) losses	(1.3)	1.3	(2.6)	(200.0)
Total tobacco cost of goods sold	297.4	245.5	51.9	21.1
Average cost per kilo	3.00	2.99	0.01	0.3
Processing and other revenues cost of services sold	10.8	10.6	0.2	1.9
Total cost of goods and services sold	308.2	256.1	52.1	20.3
Gross profit	57.9	54.3	3.6	6.6
Selling, general, and administrative expenses	26.8	29.9	(3.1)	(10.4)
Other expense, net	(1.5)	(0.7)	(0.8)	(114.3)
Restructuring and asset impairment charges	0.4	2.6	(2.2)	(84.6)
Operating income	$29.2	$21.1	$8.1	38.4

Total sales and other operating revenues increased $55.7 million, or 17.9%, to $366.1 million for the three months ended December 31, 2021 from $310.4 million for the three months ended December 31, 2020. This increase was due to a 20.7% increase in volume from $17.5 million of shipments in Africa that were delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current quarter, larger crop sizes in Africa, and timing of shipments. This increase was partially offset by a 2.8% decrease in average sales price driven by product mix having a higher concentration of byproducts in South America.

Cost of goods and services sold increased $52.1 million, or 20.3%, to $308.2 million for the three months ended December 31, 2021 from $256.1 million for the three months ended December 31, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales decreased to 15.8% for the three months ended December 31, 2021 from 17.5% for the three months ended December 31, 2020. This decrease was primarily due to product mix having a higher concentration of byproducts, higher green tobacco prices, and foreign currency fluctuations. This decrease was partially offset by lower conversion costs per kilo.

SG&A expenses as a percent of sales decreased to 7.3% for the three months ended December 31, 2021 from 9.6% for the three months ended December 31, 2020 driven by savings from restructuring initiatives and increased total sales and other operating revenues.

Other Products and Services Supplemental Information
			Change
(in millions)	Three months ended December 31, 2021	Three months ended December 31, 2020	$	%
Sales and other operating revenues	$2.8	$8.6	$(5.8)	(67.4)
Cost of goods and services sold	4.6	8.2	(3.6)	(43.9)
Gross (loss) income	(1.8)	0.4	(2.2)	(550.0)
Selling, general, and administrative expenses	3.3	13.1	(9.8)	(74.8)
Other (expense) income, net	(0.3)	5.7	(6.0)	(105.3)
Restructuring and asset impairment charges	0.1	5.1	(5.0)	(98.0)
Operating loss	$(5.5)	$(12.1)	$6.6	54.5

Sales and other operating revenues decreased $5.8 million, or 67.4%, to $2.8 million for the three months ended December 31, 2021 from $8.6 million for the three months ended December 31, 2020. This decrease was primarily due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and a decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.

Cost of goods and services sold decreased $3.6 million, or 43.9%, to $4.6 million for the three months ended December 31, 2021 from $8.2 million for the three months ended December 31, 2020. This decrease was mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

Gross (loss) income as a percent of sales decreased to (64.3)% for the three months ended December 31, 2021 from 4.7% for the three months ended December 31, 2020. This decrease was primarily attributable to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

SG&A expenses decreased $9.8 million, or 74.8%, to $3.3 million for the three months ended December 31, 2021 from $13.1 million for the three months ended December 31, 2020 mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and savings from restructuring initiatives.

Restructuring and asset impairment charges decreased $5.0 million, or 98.0%, to $0.1 million for the three months ended December 31, 2021 from $5.1 million for the three months ended December 31, 2020. This decrease was primarily due fiscal 2021 restructuring initiatives, which included the Company's industrial hemp and CBD businesses.

Nine Months Ended December 31, 2021 and 2020
	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020
Sales and other operating revenues	$1,156.4	$497.4	$447.6	$945.0
Cost of goods and services sold	997.0	424.5	402.6	827.1
Gross profit	159.4	72.9	45.0	117.9
Selling, general, and administrative expenses	106.0	61.6	87.9	149.5
Other (expense) income, net	(1.9)	2.7	(0.5)	2.2
Restructuring and asset impairment charges	7.7	9.0	0.6	9.6
Operating income (loss)*	43.9	5.0	(44.0)	(39.0)
Loss on deconsolidation/disposition of subsidiaries	9.5	—	—	—
Debt retirement expense	—	—	0.8	0.8
Interest expense, net	82.8	32.9	45.2	78.1
Reorganization items	—	—	106.0	106.0
Income tax expense (benefit)	9.2	(6.1)	0.3	(5.8)
Income from unconsolidated affiliates	6.0	7.8	2.4	10.2
Net loss attributable to noncontrolling interests	(0.4)	(0.5)	(1.0)	(1.5)
Net (loss) income attributable to Pyxus International, Inc.*	$(51.3)	$(13.5)	$19.0	$5.5
* Amounts may not equal column totals due to rounding

Sales and other operating revenues increased $211.4 million, or 22.4%, to $1,156.4 million for the nine months ended December 31, 2021 from $945.0 million for the combined nine months ended December 31, 2020. This increase was due to a 13.7% increase in leaf volume from $177.6 million shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current fiscal year, larger crop sizes in Africa, and timing of shipments. In addition, average sales price increased 9.1% driven by product mix having a higher concentration of lamina. These increases were partially offset by the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.
Cost of goods and services sold increased $169.9 million, or 20.5%, to $997.0 million for the nine months ended December 31, 2021 from $827.1 million for the combined nine months ended December 31, 2020. This increase was mainly due to the increase in total sales and other operating revenues.
Gross profit increased $41.5 million, or 35.2%, to $159.4 million for the nine months ended December 31, 2021 from $117.9 million for the combined nine months ended December 31, 2020 mainly due to the decrease in total sales and other operating revenues. Gross profit as a percent of sales increased to 13.8% for the nine months ended December 31, 2021 from 12.5% for the combined nine months ended December 31, 2020. This increase was attributable to lower conversion costs per kilo, customer mix, and the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021. This increase was partially offset by product mix having a higher concentration of lamina and foreign currency fluctuations.
SG&A expenses decreased $43.5 million, or 29.1%, to $106.0 million for the nine months ended December 31, 2021 from $149.5 million for the combined nine months ended December 31, 2020. SG&A expenses as a percent of sales decreased to 9.2% for the nine months ended December 31, 2021 from 15.8% for the combined nine months ended December 31, 2020. These decreases were driven by increased sales and other operating revenues, the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021, and savings from restructuring initiatives.
Restructuring and asset impairment charges decreased $1.9 million, or 19.8%, to $7.7 million for the nine months ended December 31, 2021 from $9.6 million for the combined nine months ended December 31, 2020. This decrease was primarily due to fiscal 2021 restructuring initiatives, which included the Company's industrial hemp and CBD businesses.
Interest expense, net increased $4.7 million, or 6.0%, to $82.8 million for the nine months ended December 31, 2021 from $78.1 million for the combined nine months ended December 31, 2020. This increase was due to borrowings under the DDTL Facility in the current fiscal year.
Reorganization items of $106.0 million were incurred in the prior fiscal year as a result of the Chapter 11 Cases.

Income tax expense (benefit) increased $15.0 million, or 258.6%, to a tax expense of $9.2 million for the nine months ended December 31, 2021 from a tax benefit of $5.8 million for the nine months ended December 31, 2020. This increase was driven by the Company utilizing a different method for estimating tax expense for the period ended December 31, 2021 due to COVID-19 pandemic-driven variability in the Company's current expectations of results of operations for the remainder of the fiscal year. Using the discrete method for the period ended December 31, 2021, the Company determined current and deferred income tax expense as if the interim nine-month period was a year-end period. Refer to See “Note 8. Income Taxes” to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Leaf - North America Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020
Kilos sold	27.0	10.2	9.5	19.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$175.4	$63.7	$51.2	$114.9
Average price per kilo	6.50	6.25	5.39	5.83
Processing and other revenues	24.9	16.8	6.5	23.3
Total sales and other operating revenues	200.3	80.5	57.7	138.2
Tobacco cost of goods sold:
Tobacco costs	139.6	50.2	39.3	89.5
Transportation, storage, and other period costs	13.5	5.1	5.6	10.7
Derivative financial instrument and exchange losses (gains)	0.1	(0.1)	0.3	0.2
Total tobacco cost of goods sold	153.2	55.2	45.2	100.4
Average cost per kilo	5.67	5.41	4.76	5.10
Processing and other revenues cost of services sold	18.7	14.6	4.4	19.0
Total cost of goods and services sold	171.9	69.8	49.6	119.4
Gross profit	28.4	10.7	8.1	18.8
Selling, general, and administrative expenses	11.5	4.7	7.2	11.9
Other income (expense), net	0.9	(0.3)	(0.5)	(0.8)
Restructuring and asset impairment charges	0.1	0.3	—	0.3
Operating income	$17.7	$5.4	$0.4	$5.8

Total sales and other operating revenues increased $62.1 million, or 44.9%, to $200.3 million for the nine months ended December 31, 2021 from $138.2 million for the combined nine months ended December 31, 2020. This increase was due to 37.1% higher volume from $57.1 million of shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current fiscal year and an 11.5% increase in average sales price due to customer mix.
Cost of goods and services sold increased $52.5 million, or 44.0%, to $171.9 million for the nine months ended December 31, 2021 from $119.4 million for the combined nine months ended December 31, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales increased to 14.2% for the nine months ended December 31, 2021 from 13.6% for the combined nine months ended December 31, 2020. This increase was primarily due to lower conversion costs per kilo and customer mix.

SG&A expenses decreased $0.4 million, or 3.4%, to $11.5 million for the nine months ended December 31, 2021 from $11.9 million for the combined nine months ended December 31, 2020. SG&A expenses as a percent of sales decreased to 5.7% for the nine months ended December 31, 2021 from 8.6% for the combined nine months ended December 31, 2020. These decreases were driven by the increase in sales and other operating revenues and savings from restructuring initiatives.

Leaf - Other Regions Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020
Kilos sold	234.6	107.8	102.5	210.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$888.9	$387.8	$355.9	$743.7
Average price per kilo	3.79	3.60	3.47	3.54
Processing and other revenues	57.8	19.6	24.6	44.2
Total sales and other operating revenues	946.7	407.4	380.5	787.9
Tobacco cost of goods sold:
Tobacco costs	718.7	304.8	292.0	596.8
Transportation, storage, and other period costs	49.8	17.9	16.9	34.8
Derivative financial instrument and exchange losses (gains)	0.1	1.7	(1.6)	0.1
Total tobacco cost of goods sold	768.6	324.4	307.3	631.7
Average cost per kilo	3.28	3.01	3.00	3.00
Processing and other revenues cost of services sold	40.5	15.9	20.0	35.9
Total cost of goods and services sold	809.1	340.3	327.3	667.6
Gross profit	137.6	67.1	53.2	120.3
Selling, general, and administrative expenses	82.2	38.3	54.5	92.8
Other (expense) income, net	(2.5)	(0.1)	0.8	0.7
Restructuring and asset impairment charges	1.9	3.7	0.5	4.2
Operating income	$51.0	$25.0	$(1.0)	$24.0

Total sales and other operating revenues increased $158.8 million, or 20.2%, to $946.7 million for the nine months ended December 31, 2021 from $787.9 million for the combined nine months ended December 31, 2020. This increase was due to an 11.6% increase in volume from $120.6 million shipments delayed by the COVID-19 pandemic and customer shipping instructions from fiscal 2021 into the current fiscal year, larger crop sizes in Africa, and timing of shipments. In addition, average sales price increased 7.1% due to customer mix.

Cost of goods and services sold increased $141.5 million, or 21.2%, to $809.1 million for the nine months ended December 31, 2021 from $667.6 million for the combined nine months ended December 31, 2020. This increase was mainly due to the increase in total sales and other operating revenues.

Gross profit as a percent of sales decreased to 14.5% for the nine months ended December 31, 2021 from 15.3% for the combined nine months ended December 31, 2020. This decrease was primarily due to foreign currency fluctuations and customer mix. This decrease was partially offset by lower conversion costs per kilo.

SG&A expenses decreased $10.6 million, or 11.4%, to $82.2 million for the nine months ended December 31, 2021 from $92.8 million for the combined nine months ended December 31, 2020. SG&A expenses as a percent of sales decreased to 8.7% for the nine months ended December 31, 2021 from 11.8% for the combined nine months ended December 31, 2020. These decreases were related to savings from restructuring initiatives and the increase in sales and other operating revenues.

Other Products and Services Supplemental Information
	Successor		Predecessor	Combined (Non-GAAP)
(in millions, except per kilo amounts)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020
Sales and other operating revenues	$9.5	$9.5	$9.4	$18.9
Cost of goods and services sold	16.0	14.5	25.7	40.2
Gross loss	(6.5)	(5.0)	(16.3)	(21.3)
Selling, general, and administrative expenses	12.3	18.6	26.2	44.8
Other (expense) income, net	(0.3)	3.3	(0.8)	2.5
Restructuring and asset impairment charges	5.7	5.1	—	5.1
Operating loss	$(24.8)	$(25.4)	$(43.3)	$(68.7)

Sales and other operating revenues decreased $9.4 million, or 49.7%, to $9.5 million for the nine months ended December 31, 2021 from $18.9 million for the combined nine months ended December 31, 2020. This decrease was primarily due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and the decrease in e-liquids revenue related to a general industry slow-down amid evolving regulations.

Cost of goods and services sold decreased $24.2 million, or 60.2%, to $16.0 million for the nine months ended December 31, 2021 from $40.2 million for the combined nine months ended December 31, 2020. This decrease was mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and fiscal 2021 write-downs of inventory driven by price compression.

Gross loss as a percent of sales decreased to (68.4)% for the nine months ended December 31, 2021 from (112.7)% for the combined nine months ended December 31, 2020. This decrease was mainly due to fiscal 2021 write-downs of inventory driven by price compression and the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021.

SG&A expenses decreased $32.5 million, or 72.5%, to $12.3 million for the nine months ended December 31, 2021 from $44.8 million for the combined nine months ended December 31, 2020 mainly due to the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of fiscal 2021 and savings from restructuring initiatives.

Liquidity and Capital Resources

Overview
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

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 15. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for summary of our short-term and long-term debt.

We continuously monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. From time to time we may take steps to reduce our debt or otherwise improve our financial position. Such actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, and refinancing of debt. The amount of prepayments or the amount of debt that may be repurchased, refinanced, or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.

On December 30, 2021, we repaid $15.4 million of the DDTL Facility. The DDTL Facility matures on July 31, 2022. We are projecting to generate cash flow from operations prior to the maturity of the DDTL Facility to partially satisfy the related indebtedness under the facility and we intend to seek to refinance the remainder. We may not be able to renew or refinance our indebtedness under the DDTL Facility on substantially similar terms, or at all.

Our borrowing capacity and available liquidity under our lines and letters of credit included the following:

	December 31, 2021
(in millions)	Borrowing Capacity	Lines and Letters Available
Senior Secured Credit Facilities:
ABL Credit Facility	$75.0	$22.5
Foreign seasonal lines of credit	619.5	235.2
Other long-term debt	2.5	0.6
Letters of credit	12.9	3.4
Total	$709.9	$261.7

On February 8, 2022, we terminated the Exit ABL Credit Agreement and replaced it with the PNC ABL Credit Facility. The Company drew $56.5 million under the PNC ABL Credit Facility to fully repay the outstanding borrowings under the Exit ABL Credit Agreement. The PNC ABL Credit Facility may be used for revolving credit loans and letters of credit up to an initial maximum principal amount of $100.0 million, subject to certain limitations. The PNC ABL Facility includes a $20.0 million uncommitted accordion feature that permits the Company, under certain conditions, to solicit the lenders under the PNC ABL Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the PNC ABL Facility not to exceed a maximum principal amount of $120.0 million.

The PNC ABL Facility permits both base rate borrowings and borrowings based upon the BSBY. Borrowings under the PNC ABL Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted BSBY Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points. The interest rates and fees for unutilized commitments decreased compared to those under the Exit ABL Credit Agreement, which permitted both base rate borrowings and LIBOR borrowings with interest at an annual rate equal to LIBOR plus 475 basis points or 375 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 100 basis points.

The PNC ABL Credit Facility matures, subject to certain extensions, on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Exit Term Loan Credit Agreement and the Indenture. See "Note 24. Subsequent Events" to the "Notes to Condensed Consolidated Financial Statements" for additional information on the PNC ABL Credit Facility.

Working Capital
The Company has taken steps to improve its working capital by exiting the industrial hemp, CBD and Canadian cannabis businesses that are no longer core to our operations and long-term growth strategies. The savings from exiting these businesses along with the cash generated from the disposition of these businesses and their related assets enable us to service the debt on our seasonal foreign lines of credit, and to make periodic repayments on long-term debt.

The Company's securitization arrangements, as disclosed in "Note 16. Securitized Receivables" to the "Notes to the Condensed Consolidated Financial Statements", allow us to sell certain trade accounts receivable balances to third party financial institutions. These arrangements allow us to monetize certain receivables prior to their payment due date subject to payment of a discount, which enables us to accelerate cash collections on sales of tobacco to certain customers. The first and second securitization facilities have a limit of $125.0 million and $80.0 million of trade receivables, respectively, while the limit on the third facility is variable based on qualifying sales.

The following summarizes our working capital:

(in millions except for current ratio)	December 31, 2021	December 31, 2020	March 31, 2021
Cash and cash equivalents	$146.1	$123.2	$92.7
Trade and other receivables, net	206.7	197.3	203.8
Inventories and advances to tobacco suppliers	802.0	833.6	771.5
Total current assets	1,211.2	1,217.9	1,122.5
Notes payable to banks	384.2	433.6	372.2
Accounts payable	90.0	80.4	125.9
Current portion of long-term debt	107.7	—	2.1
Total current liabilities	739.2	626.2	601.7
Current ratio	1.6 to 1	1.9 to 1	1.9 to 1
Working capital	472.0	591.7	520.8

The decrease in working capital and the current ratio between the periods was driven by the reclassification of the Company's DDTL facility from long-term debt to current portion of long-term debt during the period ended September 30, 2021.

Sources and Uses of Cash
We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 15. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

Cash and cash equivalents increased $22.9 million, or 18.6%, to $146.1 million as of December 31, 2021 of which approximately $57.9 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Nine months ended December 31, 2021	Four months ended December 31, 2020	Five months ended August 31, 2020	Nine months ended December 31, 2020
Operating activities	$(184.8)	$(25.5)	$(182.1)	$(207.6)
Investing activities	147.8	38.1	61.7	99.8
Financing activities	92.2	(2.9)	63.7	60.8
Effect of exchange rate changes on cash	(2.6)	(0.4)	1.6	1.2
Increase (decrease) in cash, cash equivalents, and restricted cash*	52.5	9.4	(55.1)	(45.7)
Cash and cash equivalents at beginning of period	92.7	93.1	170.2	263.3
Restricted cash at beginning of period	5.0	24.8	2.9	27.7
Cash, cash equivalents, and restricted cash at end of period*	$150.2	$127.3	$118.0	$245.3

* Amounts may not equal column totals due to rounding

Net cash used by operating activities decreased for the nine months ended December 31, 2021 compared to the combined nine months ended December 31, 2020, primarily driven by (excluding non-cash activities) an increase in advances received from customers for future sales.

Net cash provided by investing activities increased for the nine months ended December 31, 2021 compared to the combined nine months ended December 31, 2020 primarily due to higher collections of beneficial interests on securitized trade receivables driven by increased sales over the same period and lower capital expenditures.

Net cash provided by financing activities increased for the nine months ended December 31, 2021 compared to the combined nine months ended December 31, 2020 primarily due to higher net proceeds from short-term borrowings and the borrowings under the DDTL Facility.

Capital investments in our leaf operations have been made primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We have incurred approximately $11.2 million in capital expenditures for the nine months ended December 31, 2021, and are expecting to incur an additional $8.4 million for the three months ended March 31, 2022.

The following summarizes cash contributions to pension plans and postretirement health and life insurance benefits:

(in millions)	Nine months ended December 31, 2021
Contributions made during the period	$4.4
Contributions expected for the remainder of the fiscal year	1.5
Total	$5.9

No cash dividends were paid to shareholders during the three months ended December 31, 2021. The payment of dividends is restricted under the terms the ABL Credit Agreement, the Term Loan Credit Agreement, and the Indenture.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2021.

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

There were no changes that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 21. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

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

The Company’s remaining e-liquid subsidiary, Twelfth State Brands, filed a PMTA for its respective line of finished Deemed New Tobacco Products by the September 9, 2020 deadline. The PMTA remains subject to FDA review.

The Company cannot predict whether the PMTA filed by its subsidiary will ultimately be approved by the FDA to permit continued sale of its products. Further, the Company cannot predict whether the FDA, in its exercise of enforcement discretion with respect to the products being sold by the Company's subsidiary while the PMTA is under pending review by the FDA, will continue not to seek enforcement to prohibit the sale of such products or that if it seeks enforcement will seek merely to cease any further sale of the products and not any additional remedies, including fines or penalties. The failure to ultimately obtain FDA marketing authorizations in response to its PMTA could prevent the Company’s subsidiary from marketing and selling vaping products containing tobacco-derived ingredients in the United States and, thus, may have a material effect on the business, financial condition, and results of operations of the Company.

Item 6. Exhibits

2.01
Order dated August 21, 2020 of the U.S. Bankruptcy Court for the District of Delaware Approving the Adequacy of the Disclosure Statement and the Prepetition Solicitation Procedures and Confirming the Amended Joint Prepackaged Plan of Reorganization in Case No. 20-11570 (LSS), In re: Pyxus International, Inc. et al., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

2.02
Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Pyxus International, Inc. and Its Affiliated Debtors dated August 13, 2020, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Old Holdco, Inc., filed on August 24, 2020 (File No. 001-13684)

10.01
Executive Employment Agreement executed on October 27, 2021, with an effective date of November 1, 2021, between Flavia Landsberg and Pyxus International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on November 15, 2021 (File No. 000-25734)

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

Pyxus International, Inc.

Date: February 10, 2022	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer and Controller
(Principal Accounting Officer)