Form 10-K
period 2022-03-31
PYXUS INTERNATIONAL, INC.
filed 2022-06-14
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23.5 million based on the closing price of the common stock as reported on the OTC Pink Marketplace.

As of May 31, 2022, there were 24,999,947 shares of common stock outstanding (no par value).

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders (to be held August 18, 2022) of the registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

This Annual Report on Form 10-K (this "Annual Report") is being filed by Pyxus International, Inc. (the "Company," "Pyxus," "we," or "us"). The Company is the successor issuer to Old Holdco, Inc. ("Old Pyxus") and was incorporated as a Virginia corporation in August 2020 to facilitate the Restructuring described below. The terms the "Company," "Pyxus," "we," or "us" when used with respect to periods commencing prior to the effectiveness of the Plan (as defined below), refer to Old Pyxus, unless the context would indicate otherwise. As the context requires, the "Company," "Pyxus," "we" and "us" also includes the consolidated subsidiaries of Pyxus International, Inc.

On June 15, 2020 (the "Petition Date"), Old Pyxus (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the "Restructuring") of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the "Plan") filed by the Debtors in the Chapter 11 Cases. On August 24, 2020, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Other than our Chief Executive Officer, our Board of Directors does not include any of the individuals who served as directors of Old Pyxus at the time the Chapter 11 Cases were commenced or at the effectiveness of the Plan. These and other related matters are discussed in greater detail in "Note 3. Emergence from Voluntary Reorganization under Chapter 11" to the "Notes to Consolidated Financial Statements," which is incorporated herein by reference. Cross references included in this Annual Report to "Notes to Consolidated Financial Statements" are to the "Notes to Consolidated Financial Statements" included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Company Overview
Pyxus is a trusted provider of responsibly sourced, independently verified, sustainable and traceable products and ingredients. Headquartered in Morrisville, North Carolina, we contract with suppliers across five continents to help them produce sustainable, compliant crops.

Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Our core leaf tobacco operations continued to account for almost all of our revenues for the year ended March 31, 2022.

We are committed to responsible crop production that supports economic viability for the supplier, provides a safe working atmosphere for farmworkers and minimizes negative environmental impacts. Our agronomists maintain frequent contact with our contracted suppliers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed through processing and final shipment, our SENTRI® traceability platform can provide clear visibility into how products are produced throughout the supply chain, supporting product integrity.

In an increasing number of markets, we also provide agronomy expertise for alternative crops. Our contracted tobacco supplier base often produces non-tobacco crops, utilizing the agronomic assistance that our team provides. Pyxus is working to find markets for these crops as part of our ongoing efforts to improve farmer livelihoods and the communities in which they live.

Beginning in 2017, we undertook to diversify the Company's products and services. In support of this strategy, the Company made the following investments:

E-liquids
•On April 2, 2018, we purchased a 51% interest in Humble Juice, LLC ("Humble Juice"), a manufacturer and distributor of flavored e-liquids.
•On August 21, 2017, the Company completed a purchase of a 40% interest in Nicotine River, LLC ("Nicotine River"), a manufacturer, retailer and wholesale supplier of compounds used for e-liquid production, and on August 14, 2020, the Company exchanged its 40% ownership interest in Nicotine River for an additional 14.3% interest in Humble Juice, then increasing the Company's ownership interest in Humble to 65.3%.

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

Legal cannabis in Canada
•On January 25, 2018, a wholly owned Canadian subsidiary of the Company acquired a 75% equity position in Canada’s Island Garden Inc. ("Figr East"). Figr East obtained license to produce and sell medicinal and adult-use cannabis in most of the provinces in the Canadian market. We acquired an additional 18% and 1.2% equity interest in Figr East on March 22, 2019 and October 15, 2019, respectively, increasing the ownership percentage to 94.2%.
•On January 29, 2018, a wholly owned Canadian subsidiary of the Company acquired an 80% equity position in Figr Norfolk Inc. ("Figr Norfolk" and, together with Figr East "Figr"), formerly known as Goldleaf Pharm Inc., which obtained license to produce and sell medicinal and adult-use cannabis in most of the provinces in the Canadian market.

As further discussed below, we have generally divested or ceased operating these businesses and have returned our focus to our leaf tobacco businesses.

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

On January 21, 2021, Figr Norfolk Inc. ("Figr Norfolk") and Figr Brands, Inc. ("Figr Brands"), which are indirect subsidiaries of the Company, and Canada’s Island Garden Inc. ("Figr East", and together with Figr Norfolk and Figr Brands, the "Canadian Cannabis Subsidiaries"), which, prior to its sale on June 28, 2021 was an indirect subsidiary of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "Canadian Court") in Ontario, Canada as Court File No. CV-21-00655373-00CL (the "CCAA Proceeding"). On January 21, 2021 (the "Order Date"), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the "Monitor"). As a result of the commencement of the CCAA Proceeding and the appointment of the Monitor, and in accordance with U.S. generally accepted accounting principles, the Canadian Cannabis Subsidiaries were deconsolidated from the Company's financial statements as of the Order Date.

As a result of a sale process under an order issued by the Canadian Court in the CCAA Proceeding, the sale of Figr East and certain intangible assets of Figr Brands was completed on June 28, 2021 and the sale of assets of Figr Norfolk was completed on January 28, 2022. Pursuant to the CCAA Proceeding, the Company received funds in settlement of its debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to its equity interest in the Canadian Cannabis Subsidiaries. See "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" and "Note 30. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

On November 23, 2021, the Company disposed of its ownership interests in Humble Juice, the Company's primary e-liquids business, in exchange for royalties on future revenue. During the fourth quarter of the year ended March 31, 2022, the Company's remaining e-liquids subsidiary, Twelfth State Brands LLC, which markets e-liquids under the Bantam trademark, suspended the sourcing of additional inventory and reduced staffing pending action by the U.S. Food and Drug Administration (the "FDA") on its applications to permit continued marketing of its remaining products.

Historically, the Company had nine operating segments that were organized by product category and geographic area and were aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. During the year ended March 31, 2022, the Company reevaluated its operating and reportable segments under ASC Topic 280 - Segment Reporting ("ASC 280") in response to the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors during the seven months ended March 31, 2021, the outcomes achieved from cost savings and restructuring initiatives implemented during the five months ended August 31, 2020 and the seven months ended March 31, 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses during the seven months ended March 31, 2021, and changes to business operations as a result of the COVID-19 pandemic. As a result of this reevaluation, effective during the fourth quarter of the year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category and are aggregated into one reportable segment for financial reporting purposes: Leaf. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to Consolidated Financial Statements" for additional information.

Leaf Tobacco Operations
Our leaf tobacco revenues are primarily comprised of sales of processed leaf tobacco and fees charged for processing and related services to manufacturers of tobacco products. Our leaf tobacco operations deal primarily in flue-cured, burley, and oriental tobaccos that are used in international cigarette brands.

We purchase tobacco on five continents and ship to customers globally. We primarily purchase tobacco directly from suppliers. In those instances, we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.

Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if they meet our specifications. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We generally advance inputs at a price greater than our cost, which results in a mark-up on the inputs. We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. We advance inputs only to suppliers with whom we have purchase contracts. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

As a result of various factors including weather, not all suppliers are able to settle the entire amount of advances through delivery of tobacco in a given crop year. Throughout the crop cycle, we monitor events that may impact the suppliers’ ability to deliver tobacco. If we determine we will not be able to recover the original cost of the advances with deliveries of the current crop, or future crop deliveries, the unit cost of tobacco actually received is increased when unrecoverable costs are within a normal range or expensed immediately when they are above a normal range. The normal range is based on our historical results. We account for the unrecoverable costs in this manner to ensure only costs within a normal range are capitalized in inventory and costs that are above a normal range are expensed immediately as current period charges.

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. Accordingly, we have located our production facilities in proximity to our principal sources of tobacco. We process tobacco in Company-owned and third-party facilities around the world, including in Argentina, Brazil, China, Guatemala, India, Indonesia, Jordan, Macedonia, Malawi, Tanzania, Thailand, Turkey, United States, and Zimbabwe. These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos. After processing, whole leaves, bundles, strips or stems, and scrap where applicable, are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

During the year ended March 31, 2022, the seven months ended March 31, 2021, the five months ended August 31, 2020, and the year ended March 31, 2020, approximately 64%, 60%, 68%, and 67% of our total purchases for the respective period were from Brazil, China, Turkey, and the Africa Region. We have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. Refer to "Note 29. Segment Information" to the "Notes to Consolidated Financial Statements" for additional information regarding customers, and their respective affiliates, that account for more than 10% of our annual revenues. Pyxus delivered approximately 33% of its tobacco sales to customers in Europe, approximately 17% to customers in China, and approximately 13% to customers in the United States for year ended March 31, 2022. The remaining sales of leaf tobacco are to customers located in Asia, Africa, and other geographic regions of the world.

Competition
Leaf tobacco industry competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. The Company is one of only two global, publicly held leaf tobacco merchants. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco. In addition to the primary global independent leaf tobacco merchants, there are a number of other independent global, regional or national competitors. Local independent leaf merchants with low fixed costs and overhead also supply cigarette manufacturers.

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal. Tobacco purchases vary by market and tobacco variety. Flue-cured tobacco grown in North America is purchased, processed, and marketed generally during the five-month period beginning in July and ending in November. North American burley tobacco is purchased, processed, and marketed usually from late November through January or February. Tobacco grown in South America is usually purchased, processed, and marketed from January through July and in Africa from April through September. Other tobacco markets around the world have similar purchasing periods, although at different times of the year. During the purchasing, processing and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers, and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign-grown tobacco.

Track and Trace Technology
In connection with its leaf tobacco operations, the Company uses a proprietary "track and trace" system, which we have branded as the SENTRISM platform, which we believe provides transparency into the lifecycle of agricultural products by monitoring information and obtaining data related to the growth, cultivation, harvest, processing, formulation, testing, and release of individual batches of products. By obtaining data on products at each stage of the supply chain, SENTRISM permits proactive decision-making for both the Company and its leaf tobacco customers. The key features of the SENTRISM platform include:

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

Regulation
See "Item 1A. Risk Factors" for a discussion of applicable government regulation of leaf tobacco.

Human Capital Management
Our workforce is one of our most important stakeholder groups and is critical to achieving our purpose – to transform people’s lives so that together we can grow a better world. The attraction, development and retention of talent enables us to make progress against our business strategy, and it is essential that we create and maintain a culture of conducting business the right way. It is for these reasons that we dedicate resources to employee engagement, focus on creating a safe workplace and recognizing employees for the results that they deliver.
As of March 31, 2022, we employed approximately 3,000 people, excluding seasonal employees, in our worldwide operations. We maintain positive relationships with the Company’s employees and their respective organizations. We have collective bargaining agreements in place in many of the countries in which we operate and we have long-term agreements in-place in certain jurisdictions to resolve disputes through binding arbitration.
Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting and hiring, onboarding, compensation design and implementation, performance management, advancement and succession planning, and professional and learning development. Our Board of Directors provides oversight of various matters pertaining to our workforce. The Compensation Committee of the Board of Directors is responsible for executive compensation matters and oversight of the risks and programs related to talent management. Our Human Rights Policy and Code of Business Conduct highlight our commitment to diversity, inclusion, fairness, safety and equal opportunity in all aspects of employment.
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
Supply Chain Human Rights Matters
We support efforts to address human rights concerns in the tobacco supply chain. For example, in our tobacco supply chain, we use on-farm good agricultural practices assessments to assess suppliers’ compliance with labor practices. Our subsidiaries establish contract terms and conditions with tobacco suppliers related to issues such as forced and child labor, and they conduct social compliance due diligence throughout our tobacco-growing regions.
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
Forward-looking Statements
We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor calls and webcasts, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report includes disclosure of risks and uncertainties, including in "Item 1A. Risk Factors", that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us. Any such statement is qualified by reference to these cautionary statements. It is not possible to predict or identify all risk factors. Consequently, the risks and uncertainties identified in this Annual Report should not be considered a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as may be required by law.

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
We face a number of risks, such as changes in economic conditions, continued impacts of the COVID-19 pandemic, changes in the leaf tobacco market, changes in regulations affecting the tobacco industry, other changes in demand for our products, and increasing expenses. We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business, both at a holding-company level and the local short-term credit lines that fund the operating needs of our non-U.S. local leaf tobacco subsidiaries. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

Developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. We anticipate periods in the next twelve months during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations (including as a result of delays with respect to the anticipated timing of shipments of leaf tobacco, whether due to the impact of COVID-19, customer preferences, or other reasons) and the availability of capital resources (including an inability to renew or refinance short-term operating lines of credit and other short-term indebtedness), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may continue to undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2022, we had approximately $1,066.9 million in aggregate principal amount of indebtedness. This indebtedness included (i) approximately $90.0 million of outstanding borrowings pursuant to an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022 by and among, amongst others, Pyxus, our subsidiaries Pyxus Parent, Inc., and Pyxus Holdings, Inc. ("Pyxus Holdings"), and certain subsidiaries of Pyxus Holdings, certain lenders party thereto and PNC Bank, National Association, as Administrative Agent and Collateral Agent to establish an asset-based revolving credit facility (the "ABL Credit Facility") which provides for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100.0 million subject to certain limitations, and matures on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Exit Term Loan Credit Agreement and the Indenture (each as defined below), (ii) approximately $219.5 million in aggregate principal amount of term loans (the "Exit Term Loans") under an Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the "Exit Term Loan Credit Agreement"), by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, which Term Loans mature on February 24, 2025, (iii) approximately $270.8 million in aggregate principal amount of 10.00% Senior Secured First Lien Notes due 2024 (the "Notes") of Pyxus Holdings pursuant to an Indenture (the "Indenture") dated as of August 24, 2020 among Pyxus Holdings, the initial guarantors party thereto (including Pyxus International, Inc.), and Wilmington Trust, National Association, as trustee, and collateral agent, which Notes mature on August 24, 2024, (iv) approximately $107.8 million in aggregate principal amount of term loans (the "DDTL Term Loans") under a delayed-draw term loan lending facility (as amended on May 21, 2021, the "DDTL Facility") established under a term loan credit agreement (the "DDTL Facility Credit Agreement") dated April 23, 2021 among Intabex Netherlands B.V. ("Intabex"), our indirect wholly owned subsidiary, as the borrower, the Company, Pyxus Holdings, Pyxus Parent, Inc., Alliance One International, LLC and Alliance One International Holdings, Ltd. as guarantors, and the lenders party thereto, including certain funds managed by Glendon Capital Management LP, Monarch Alternative Capital LP, and Owl Creek Asset Management, L.P., which mature on July 31, 2022, (v) approximately $71.6 million in aggregate outstanding borrowings under a Third Amendment and Restatement Agreement (the "TDB Facility Agreement") among Pyxus and certain of our subsidiaries, including subsidiaries in Malawi, Tanzania and Zambia, and Eastern and Southern African Trade and Development Bank ("TDB"), which TDB Facility

Agreement terminates on June 30, 2024, unless terminated sooner at TDB's discretion on June 30, 2022 or June 30, 2023, and (vi) approximately $378.6 million in aggregate outstanding borrowings under local short-term operating lines of credit.

Our substantial debt could have important consequences, including:

•making it more difficult for us to satisfy our obligations with respect to the ABL Credit Facility, the Exit Term Loans, the Notes, the DDTL Facility, the TDB Facility Agreement and our other obligations;
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the funds available for operations, working capital, capital expenditures, acquisitions, product development, and other purposes;
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
•restricting us from making strategic acquisitions or exploiting business opportunities; and
•exposing us to the risk of increased interest rates as borrowings under a substantial portion of our debt are subject to variable interest rates.

We require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
We require a significant amount of cash to service our indebtedness and a substantial portion of our cash flow is required to fund the interest payments on our indebtedness. Our ability to service our indebtedness and to fund planned capital expenditures depends on our ability to generate cash. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the continuing impact of shipping constraints related to the COVID-19 pandemic. Also, a substantial portion of our debt, including borrowings under the ABL Credit Facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt-service requirements, which would adversely affect our cash flow. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us under in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

We may not be able to refinance or renew our indebtedness, which may have a material adverse effect on our financial condition.
We may not be able to renew or refinance our indebtedness, including indebtedness under the ABL Credit Facility, the Exit Term Loans, the Notes, the DDTL Facility (including any amendment and restatement thereof) or indebtedness under the TDB Facility Agreement, other seasonal credit lines, or other credit facilities, on substantially similar terms, or at all. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall lending and capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay certain of our indebtedness, which may result in a default under other indebtedness. Failure to refinance or renew any material indebtedness would have a material adverse effect on our financial condition.

We may not be able to satisfy the covenants included in our financing arrangements, which could result in the default of our outstanding debt obligations.
The agreement governing the ABL Credit Facility includes certain restrictive covenants, a springing covenant requiring that our fixed charge coverage ratio be no less than 1.10 to 1.00 during any cash dominion period under the ABL Credit Agreement, and a covenant requiring Domestic Availability (as defined in the ABL Credit Agreement) greater than $20.0 million at all times until audited financial statements for fiscal year ending March 31, 2023 are delivered under the ABL Credit Agreement. Certain agreements governing our seasonal credit facilities, including the TDB Agreement, include financial and restrictive covenants applicable to the subsidiaries that borrow thereunder and in certain cases with respect to Pyxus. The agreements governing our other indebtedness, including the Exit Term Loan Credit Agreement, the Indenture and the DDTL Facility Credit Agreement, also include restrictive covenants. These covenants limit our ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;
•make investments;
•pay dividends and make other restricted payments;

•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement, the Indenture and the Exit Term Loan Credit Agreement).

Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. Our failure to comply with certain of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness. In the past, we sought and obtained waivers and amendments under our then-existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants, including recent waivers with respect to financial covenants included in the TDB Facility Agreement and waivers under the Indenture, ABL Credit Facility and the Exit Term Loan Credit Agreement with respect to the commencement of the CCAA Proceeding and the dispositions with respect to the Canadian Cannabis Subsidiaries. We also paid significant fees to obtain certain of these waivers and consents. We cannot assure you that we will be able to maintain compliance with, or obtain waivers and amendments related to, financial or restrictive covenants in the future.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future to the extent permitted under the ABL Credit Agreement, the Exit Term Loan Credit Agreement, the Indenture and the DDTL Facility Credit Agreement. As of March 31, 2022, $302.1 million was available for borrowing under our short and long-term credit facilities. If new debt is added to our current debt levels, the risks discussed above could intensify.

Risks Related to the COVID-19 Pandemic

We have been and will likely continue to be negatively impacted by the COVID-19 global pandemic and its related shipping constraints, labor shortages and supply-chain impacts.
The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business and consolidated financial results, and we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental responses to the pandemic, as well as the pace of vaccination efforts and the emergence of new variants of the virus that cause COVID-19, are all highly uncertain and could contribute to the ultimate impact on our business. Among other things, the impact of the COVID-19 pandemic has resulted, and could continue to result, in:

•Shipping constraints, including vessel and equipment availability, closure of port facilities due to quarantines, port congestion, and rising freight costs, which have resulted in delays in shipments to customers;
•Disruptions in our supply chain or increased costs for certain materials or commodities;
•Labor shortages and difficulties filling positions within our organization; and
•Greater cybersecurity risk and other fraud risks.

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

Risks Relating to Our Leaf Tobacco Operations

Our reliance on a small number of significant customers may adversely affect our financial results.
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually may account for a significant portion of our sales in a normal year. For the year ended March 31, 2022, Philip Morris International Inc., China Tobacco International Inc., and British American Tobacco each accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial results.

Vertical integration by our customers could materially adversely affect our financial performance.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers make the decision to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. In general, our results of operations have not been adversely affected by vertical integration initiatives, and some customers have reversed certain aspects of their previous vertical integration of operations. However, further vertical integration by our customers could have a material adverse effect on our financial performance.

Global shifts in sourcing customer requirements may negatively affect our organizational structure and asset base.
Shifts in sourcing of tobacco may occur as a result of currency fluctuations, including changes in currency exchange rates against the United States Dollar ("USD"), the imposition of tariffs and other changes in international trade policies. We may not be able to timely or efficiently adjust to shifts in sourcing origins, and adjusting to shifts may require changes in our production facilities in certain origins and changes in our fixed asset base. We have incurred, and may continue to incur, restructuring charges as we continue to adjust to shifts in sourcing. Adjusting our capacity and adjusting to shifts in sourcing may have an adverse impact on our ability to manage our costs and could have an adverse effect on our financial performance.

Our financial results will vary according to growing conditions, customer indications, and other factors, which significantly impacts our ability to forecast our quarterly and annual financial performance.
Our financial results may be significantly affected by fluctuations in tobacco growing seasons and crop sizes, which affect the supply of tobacco. Crop sizes may be affected by, among other things, crop infestation and disease, the volume of annual tobacco plantings and yields realized by suppliers, and suppliers' elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors. The unpredictability may be exacerbated by the effects of climate change, which could increase the likelihood or severity of disruptive weather events.

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

The timing and unpredictability of customer indications, orders, and shipments cause us to keep tobacco in inventory, increase our risk, and result in variations in financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping, increased spot-prices for shipping leading vessel operators to reduce cargo allocations of our customers' containers covered by lower-priced, long-term shipping arrangements, as well as infrastructure and accessibility issues in ports we use for shipment. We may, from time to time in the ordinary course of business, keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Because individual shipments may represent significant amounts of revenue, our financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

Loss of confidence in us by our customers, farmers and other suppliers may have a material adverse impact on our business, financial condition, results of operations, and cash flows.
If our customers, farmers and other suppliers lose confidence in us, they may seek to establish alternative commercial relationships. In addition, in such circumstances, our suppliers, farmers, vendors, counterparties and service providers may seek to renegotiate the terms of our agreements, attempt to terminate their relationships with us or require financial assurances from us. If our suppliers, farmers, vendors, and other providers require stricter terms and conditions, we may not find these terms and conditions acceptable. Failure to timely obtain suitable inventory at competitive prices could materially adversely affect our businesses, financial condition, liquidity and results of operations.

Suppliers who have historically grown tobacco may elect to grow other crops instead of tobacco, which affects the world supply of tobacco and may impact our financial performance.
Increases in the prices for other crops have led and may in the future lead suppliers who have historically grown tobacco to elect to grow these other, more profitable, items instead of tobacco. A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco. As a result, we could experience an increase in tobacco crop acquisition costs, which may impact our financial performance.

Our advancement of inputs to tobacco suppliers could expose us to losses.
Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if they meet our specifications. These advances to tobacco suppliers are settled as part of the consideration paid upon the suppliers delivering us unprocessed tobacco at market prices. Two primary factors determine the market value of the tobacco suppliers deliver to us: the quantity of tobacco delivered and the quality of the tobacco delivered, both of which are subject to factors outside of our control at the time we make advances to suppliers. Unsatisfactory quantities or quality of the tobacco delivered could result in losses with respect to advances to our tobacco suppliers or the deferral of those advances.

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

Weather and other conditions can affect the marketability of our inventory, and climate change may adversely alter weather patterns in tobacco-growing regions.
Like other agricultural products, the quality of tobacco is affected by weather and the environment, which can change the quality or size of the crop. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by customers. In addition, the potential impact of climate change is uncertain and may vary by geographic region. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels, all of which may be of greater permanence than typical weather fluctuations. Some or all of these impacts could adversely affect the ability of farmers in the regions in which we source leaf tobacco to continue to produce crops of acceptable quality and in sufficient quantities. Their inability to do so could materially adversely affect our operations, results of operations and financial condition.

In addition, other items can affect the marketability of tobacco, including, among other things, the presence of:

•non-tobacco related material;
•genetically modified organisms; and
•excess residues of pesticides, fungicides and herbicides.

A significant event impacting the condition or quality of a large amount of the tobacco crops we buy could make it difficult for us to sell such tobacco or to fill our customers’ orders.

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

In 2006, as a result of the political environment, economic instability, foreign currency controls, and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016. The Company utilizes the Zimbabwe RTGS system for local transactions. RTGS is a local currency equivalent that is exchanged at a government specified rate with USD. To convert these units to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe, which are subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC.

In recent years, economic problems in certain countries where we have international operations have received wide publicity related to devaluation and appreciation of the local currency and inflation, including the classification of the Argentina, Turkey, and Zimbabwe economies as highly inflationary. Devaluation and appreciation of the local currency and inflation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have recently had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

Further, the imposition of governmental sanctions or other restrictions may preclude us from continuing to sell to certain customers or to source leaf tobacco from certain jurisdictions. For example, approximately $57.8 million of our revenue for the year ended March 31, 2022 was from direct sales to entities located in Russia. Governmental sanctions imposed in response to the invasion of Ukraine by Russia and additional sanctions imposed in response to the continuation or escalation of these hostilities could restrict or prohibit such sales, which would have an adverse effect on our profitability, results of operations and financial position. Other limitations imposed on such subsidiaries' ability to continue to sell to customers in Russia, whether through commercial, societal or other pressures, could similarly have an adverse effect on our profitability, results of operations and financial position.

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

We are subject to the Foreign Corrupt Practices Act (the "FCPA") and we operate in jurisdictions that pose a high risk of potential FCPA violations.
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

We seek to optimize our tax footprint across globally. The related benefits are contingent upon existing tax laws and regulations in the countries in which our operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
We conduct our business in many countries around the world. Our business is generally conducted in USD, as is the business of the leaf tobacco industry as a whole. We generally must purchase tobacco in non-U.S. countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. When the USD weakens against foreign currencies, our costs for purchasing and processing tobacco in such currencies increases. Although we operate in many non-U.S. countries and are exposed to fluctuations in the currencies of numerous foreign countries, exchange fluctuation in the Brazilian Real against the USD has the greatest potential for impact on our financial results. We attempt to reduce such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

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

In addition to the two primary global independent publicly held leaf tobacco merchants, the cigarette manufacturers also buy tobacco directly from local and regional suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Continued high inflation may adversely affect our profitability and the demand for our leaf tobacco products.
The economies of the United States and other nations have recently experienced the highest levels of consumer price inflation in decades. Continued inflationary pressures may continue to increase our costs, including the cost of leaf tobacco that we purchase. If these increased costs cannot successfully be passed on to our customers, many of which have significant negotiating power, our profitability and results of operations may be adversely affected. In addition, since our leaf tobacco products are used in the manufacture of tobacco consumer goods, consumer behavior that deprioritizes the purchase of tobacco consumer goods in response to inflationary increases in the price of such goods could result in reduced overall demand for consumer tobacco products and consequently for the leaf tobacco we provide to manufacturers, which could materially adversely affect of our profitability, results of operations and financial position.

Risks Relating to Other Aspects of Our Operations

We rely on internal and externally hosted information technology systems and disruption, failure, or security breaches of these systems could adversely affect our business.
We rely on information technology ("IT") systems, including systems hosted by service providers. For example, our enterprise resource planning system and our domestic employee payroll system are hosted by external service providers. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in-place, which are active inline services or are tested routinely, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. For example, in April 2019, the Company discovered that the email accounts of two Canadian employees had been compromised resulting in the unauthorized access of customer and vendor data. These incidents were neither material nor compromised the Company’s other IT systems. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We cannot assure you that material weaknesses will not be identified in the future.
In certain prior years, we identified material weaknesses in our internal control over financial reporting. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information. In addition, because we are not an "accelerated filer" under applicable SEC regulations, we are not required to obtain and present a report of our independent accounting firm with respect to the effectiveness of our internal control over financial reporting and we have not obtained such a report with respect to an evaluation of our internal controls as of March 31, 2022 and, accordingly, no such report is included in this Form 10-K.

Regulations regarding environmental matters may affect us by substantially increasing our costs and exposing us to potential liability.
We are subject to environmental, health, and safety laws and regulations in each jurisdiction in which we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil, and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. We may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. We may not have been, nor may it be able to be at all times, in full compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, we face inherent risks of environmental liability at our current and historical production sites. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, we may discover new facts or conditions that may change our expectations or be faced with changes in environmental laws or their enforcement that would impose additional liabilities. Furthermore, our costs of complying with current and future environmental, health, and safety laws, or our liabilities arising from past or future releases of, or exposure to, regulated materials, may have a material adverse effect on our business, financial condition, and results of operations.

Derivative transactions may expose us to potential losses and counterparty risk.
We may, from time to time, enter into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions may be financial institutions or affiliates of financial institutions, and we would be subject to risks that these counterparties default under these transactions. In some of these transactions, our exposure to counterparty credit risk may not be secured by any collateral. Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy. If one or more of the counterparties to one or more of our derivative transactions not secured by any collateral becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. We cannot assure you of the financial stability or viability of our counterparties.

Increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance ("ESG") policies, including sustainability policies, may impose additional costs on us or expose us to additional risks.
Governments, the non-governmental community, and industry increasingly understand the importance of implementing comprehensive environmental, labor, and governance practices. We are committed to implementing a robust sustainability management system, and we continue to implement what we believe are responsible ESG practices. Government regulations, however, could result in new or more stringent forms of ESG oversight and disclosures. These may lead to increased expenditures for environmental controls, land use restrictions, reporting, and other conditions, which could have an adverse effect on our results of operations.

In addition, a number of governments are considering due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. The European Union has proposed broad due diligence reporting requirements for all industries operating within Europe. The United States has called for a broader and more robust approach to labor compliance in foreign jurisdictions, which could include some of our strategic origins. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.

Our e-liquids business faces inherent risk of exposure to product liability claims, regulatory action, and litigation if its products are alleged to have caused significant loss, injury, or death.
As a manufacturer and distributor of products that are ingested or otherwise consumed by humans, our e-liquids business faces the risk of exposure to product liability claims, regulatory action and litigation (including class proceedings and individual proceedings) if its products are alleged to have caused loss, injury or death. Our e-liquids business may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness or death, made false, misleading or impermissible claims, failed to include adequate labelling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of these e-liquids products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our e-liquids business may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against our e-liquids business could result in increased costs and could adversely affect its reputation and goodwill with its consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company's becoming subject to significant liabilities that are uninsured.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of e-liquids and other vaping products, and others involved in the vaping industry, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls or other product-related issues. The United States has a highly active plaintiffs’ bar. Recent years have seen a number of purported class action lawsuits in the United States against manufacturers and distributors of e-liquids and other vaping products. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes and sells, and its business environment.

Risks Relating to the Ownership of Our Common Stock

Certain shareholders have the ability to exercise controlling influence on various corporate matters.
Upon our emergence from Chapter 11, two shareholders and their respective affiliates, Glendon Capital Management LP (together with its affiliates, the "Glendon Investor") and Monarch Alternative Capital LP (together with its affiliates, the "Monarch Investor;" the Glendon Investor and the Monarch Investor are together referred to as the "Significant Shareholders") beneficially own in the aggregate approximately 56% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of a Shareholders Agreement dated as of August 24, 2020 among the Company and certain shareholders, including the Significant Shareholders, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement have agreed to take all necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that each of the Glendon Investor and the Monarch Investor hold a significant amount of the Notes and the Exit Term Loans. In addition, the Glendon Investor and the Monarch Investor are the lenders under the DDTL Facility. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

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

On April 28, 2022, the FDA announced its proposal to adopt regulations to prohibit the manufacture, distribution, and sale in the United States of cigarettes having menthol as a characterizing flavor and all cigars having a characterizing flavor other than tobacco. According to the FDA’s proposed rulemaking, sales of menthol-flavored cigarettes accounted for 34-36% of total cigarette sales in the U.S. in 2020. While we are unable to precisely estimate the portion of our sales of leaf tobacco in the U.S. that is used in the manufacture of menthol-flavored cigarettes, we believe a significant portion of our U.S. leaf tobacco sales are used for such purpose. In addition, a significant portion of the tobacco from our U.S. cut rag processing facility is used in the manufacture of flavored cigars. The FDA’s proposed regulations are subject to public comment and may not be adopted exactly as proposed. In addition, if the proposed regulations are adopted, the extent of any reduction in consumer demand for tobacco products is uncertain, though such reduction could be significant.

The full impact of the act, including regulations adopted thereunder, the recently proposed regulations, and any further regulatory action to implement the act, is uncertain. However, if the effect of the act and FDA regulations under the act is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows and financial condition.

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

A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization ("WHO") treaty, the Framework Convention for Tobacco Control ("FCTC"), entered into force. This treaty, which the WHO reports has been signed or otherwise ratified by 181 nations, requires party nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.
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
A variety of government actions can have a significant effect on the sourcing and production of leaf tobacco. If some of the current proposed efforts are successful, we could have increased barriers to meeting our customers’ requirements, which could have an adverse effect on our performance and results of operations.
The WHO, through the FCTC, has specifically issued policy options and recommendations to promote crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. If certain countries were to follow these policy recommendations and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco from these regions to fill customer requirements, which could have an adverse effect on our results of operations.
Certain recommendations by the WHO, through the FCTC, may also cause shifts in customer usage of certain styles of tobacco. In countries such as Canada and Brazil and in the European Union, efforts have been taken to eliminate certain ingredients from the manufacturing process for tobacco products. The FCTC and national governments have also discussed formulating a strategy to place limitations on the level of nicotine allowed in tobacco and tobacco smoke. Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.
Regulations impacting our customers that change the requirements for leaf tobacco or restrict their ability to sell their products would inherently impact our business. We have implemented a proprietary "track and trace" system that gathers data on leaf product beginning at the farm level to assist our customers’ collection of raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation. Despite our capabilities, the extent to which governmental actions will affect our business, financial condition, results of operations and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are leased and are located in Morrisville, North Carolina. We own nine facilities in seven countries that are material to our leaf operations. We operate our leaf tobacco processing facilities for seven to nine months per year corresponding with the applicable harvesting seasons. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand.

The following is a listing of the principal physical properties used in our leaf operations, all of which are owned by the Company, as of March 31, 2022:

Location	Use
North America
Wilson, North Carolina, USA	Factory / Storage
Farmville, North Carolina, USA	Storage
South America
Venancio Aires, Brazil	Factory / Storage
Ararangua, Brazil	Factory / Storage
El Carril, Argentina	Storage
Africa
Lilongwe, Malawi	Factory / Storage
Morogoro, Tanzania	Factory / Storage
Harare, Zimbabwe	Factory / Storage
Asia
Ngoro, Indonesia	Factory / Storage

Item 3. Legal Proceedings

Refer to "Note 25. Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

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

As of May 11, 2022, the outstanding shares of our common stock were held by one shareholder of record and there were approximately 1,000 beneficial holders of our common stock.

The payment of dividends by Pyxus is subject to the discretion of our Board of Directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations, and other factors. The declaration of future dividends by Pyxus is at the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors and restrictions under applicable law, and our debt agreements. Refer to "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include the risks, uncertainties, and other factors set forth in "Item 1A, Risk Factors" in this Annual Report and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Non-GAAP Financial Measure
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). However, we use net debt, a non-GAAP financial measure, to evaluate our financial condition. We believe that the presentation of this non-GAAP financial measure, when viewed as a supplement to our indebtedness reflected on our balance sheets prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating our indebtedness. In addition, this non-GAAP measure addresses questions we routinely receive from analysts and investors and, in order to ensure that investors have access to similar data, we make this data available to the public. This non-GAAP measure should not be considered as an alternative to total debt or any other measure derived in accordance with U.S. GAAP. This non-GAAP measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including as a result of changed business conditions, new accounting rules, or otherwise. Further, our use of "net debt" may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Executive Summary
We are proud of the progress made by the business during fiscal year 2022. Our employees worked diligently to successfully increase volumes and revenue compared to the prior year while continuing to navigate global challenges, which largely stem from the ongoing impacts of COVID-19 and the unfortunate events in Ukraine.

We continued to expand our customer relationships as customers sought solutions to reduce supply chain complexities and improve operational efficiencies. Expansion of these relationships, partially attributable to our environmental, social, and governance ("ESG") framework publicly announced in December 2021, increased our market share in Africa, Asia, and South America and contributed to a 16.8% increase in kilo volume compared to last year.

Our efforts in fiscal 2022 to execute on our strategy to increase financing sources and working capital lines around the globe resulted in a new asset-based lending ("ABL") credit facility with PNC Bank in February 2022, which provides the Company with an extended maturity date, reduced costs, and increased potential borrowing availability. In addition, in June 2022, we entered into an agreement to amend our delayed draw term loan facility ("DDTL"), which provides the Company with an extended maturity date, reduced costs, and increased financial flexibility.

In January 2022, we completed the exit of our cash-flow-negative cannabinoid operations. Our restructuring activities generated savings in SG&A, which contributed to a $55.9 million decrease in expense compared to last year. As a result, our SG&A expense has normalized and is consistent with levels prior to our investments to develop those businesses.

Maintaining farmer livelihood and a supply chain of responsibly sourced, sustainable, and traceable products remains a top priority as we engage with customers about the impact of inflation on the cost and price of tobacco going forward. Additionally, we have taken proactive measures to secure inputs for the next year, such as fertilizer and fuel, allowing us to remain focused on delivering stakeholder value as we work to grow a better world.

Overview
Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Our core leaf tobacco operations continued to account for almost all of our revenues for the year ended March 31, 2022.

We are committed to responsible crop production that supports economic viability for the supplier, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain frequent contact with suppliers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed through processing and final shipment, our SENTRISM traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.

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

Historically, the Company had nine operating segments that were organized by product category and geographic area and were aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. During year ended March 31, 2022, the Company reevaluated its operating and reportable segments under ASC Topic 280 - Segment Reporting in response to the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors during the seven months ended March 31, 2021, the outcomes achieved from cost savings and restructuring initiatives implemented during the five months ended August 31, 2020 and the seven months ended March 31, 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses the seven months ended March 31, 2021, and changes to business operations as a result of the COVID-19 pandemic. As a result of this reevaluation, effective during the fourth quarter of the year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category and are aggregated into one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the results of the Leaf reportable segment to the consolidated results. Refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

U.S. Bankruptcy Proceedings
On June 15, 2020, Old Pyxus (then named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the "Restructuring") of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the "Plan") filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the "Effective Date"), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Accordingly, upon the effectiveness of the Plan the Company, through its subsidiaries, operated all of the businesses operated by Old Pyxus and its subsidiaries immediately prior to the effectiveness of the Plan and the Company is the successor issuer to Old Pyxus. Other than our Chief Executive Officer, our Board of Directors does not include any of the individuals who served as directors of Old Pyxus at the time the Chapter 11 Cases were commenced or at the effectiveness of the Plan. Refer to "Note 3. Emergence from Voluntary Reorganization under Chapter 11" to the "Notes to Consolidated Financial Statements" for additional information.

Development of Businesses
Beginning in 2017, we undertook a strategic process designed to diversify the Company's products and services by leveraging our core strengths in agronomy and traceability. In general, our diversification strategy focused on products that were value-added, required some degree of processing and offered a higher margin potential than our core tobacco leaf business. In support of this strategy, the Company made certain investments in e-liquids and industrial hemp/CBD businesses in the United States and legal cannabis businesses in Canada. Refer to "Item 1. Business" for additional information regarding these investments. As discussed below, we have generally divested or ceased operating these businesses and have returned our focus to our leaf tobacco businesses.

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

On November 23, 2021, the Company disposed of its ownership interests in Humble Juice, the Company's primary e-liquids business, in exchange for royalties on future revenue. During the fourth quarter of the year ended March 31, 2022, the Company's remaining e-liquids subsidiary, Twelfth State Brands LLC, which markets e-liquids under the Bantam trademark, suspended the sourcing of additional inventory and reduced staffing pending action by the FDA on its applications to permit continued marketing of its remaining products.

CCAA Proceeding and Deconsolidation and Disposition of Canadian Cannabis Subsidiaries
On January 21, 2021, Figr Norfolk Inc. ("Figr Norfolk") and Figr Brands, Inc. ("Figr Brands"), which are indirect subsidiaries of the Company, and Canada’s Island Garden Inc. ("Figr East," and together with Figr Norfolk and Figr Brands, the "Canadian Cannabis Subsidiaries"), which, prior to its sale on June 28, 2021 was an indirect subsidiary of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "Canadian Court") in Ontario, Canada as Court File No. CV-21-00655373-00CL (the "CCAA Proceeding"). On January 21, 2021 (the "Order Date"), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the "Monitor"). As a result of the commencement of the CCAA Proceeding and the appointment of the Monitor, and in accordance with U.S. generally accepted accounting principles, the Canadian Cannabis Subsidiaries were deconsolidated from the Company's financial statements as of the Order Date.

As a result of a sale process under an order issued by the Canadian Court in the CCAA Proceeding, the sale of Figr East and certain intangible assets of Figr Brands was completed on June 28, 2021 and the sale of assets of Figr Norfolk was completed on January 28, 2022. Pursuant to the CCAA Proceeding, we received funds in settlement of our debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to our equity interest in the Canadian Cannabis Subsidiaries. Refer to "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" and "Note 30. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

COVID-19
We continue to monitor the impact of the COVID-19 pandemic on our Company and workforce. The COVID-19 pandemic and government actions implemented to contain further spread of COVID-19 have severely restricted economic activity around the world, and the onset of new variants of COVID-19 threaten to prolong the effects of the pandemic. The leaf tobacco business continues to be impacted by COVID-related shipping constraints, including vessel and equipment availability, closure of port facilities due to quarantines, port congestion, and rising freight costs, which have resulted in delays in shipments to customers. Our production facilities are still operating but, in some instances, at lower production levels than planned due to social distancing requirements and safety practices implemented in accordance with Company policy. While our supply chains and distribution channels continue to experience delays due to COVID-19 in certain markets, we currently have adequate supply of products to meet the near-term forecasted demand.

Broad economic factors from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, may extend billing and collection cycles. Deterioration in the collectability of accounts receivable from extended billing and collection cycles would adversely affect our results of operations, financial condition, and cash flows, leading to working capital constraints. If general economic conditions in the markets in which we operate continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition, and cash flows will be adversely affected. Due to the geographic scope of our operations, including emerging markets, and our sale to customers around the world, our operations and the demand for our products are subject to the impact of COVID-19 on a global scale. In addition, we cannot predict the extent or duration of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the global, national or local economies, or the effect of the COVID-19 pandemic on our business, financial position, results of operations, and cash flows.

Fresh Start Reporting
The Company applied Financial Accounting Standards Board ("FASB") ASC Topic 852 – Reorganizations ("ASC 852") in preparing the consolidated financial statements. For periods subsequent to the commencement of the Chapter 11 Cases, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as defined above). Our financial results for the year ended March 31, 2020 and for the five months ended August 31, 2020 are referred to as those of the "Predecessor." Our financial results for the seven months ended March 31, 2021 and for the year ended March 31, 2022 are referred to as those of the "Successor." Our results of operations as reported in our consolidated financial statements for these periods are prepared in accordance with fresh start reporting, which requires that we report on our results for the periods prior to the Effective Date separately from the period following the Effective Date. The Company elected to apply fresh start reporting using a convenience date of August 31, 2020

(the "Fresh Start Reporting Date"). The Company evaluated and concluded the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. Refer to "Note 4. Fresh Start Reporting" to the "Notes to Consolidated Financial Statements" for additional information.

We do not believe that reviewing the results of periods that span the Fresh Start Reporting Date in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that operating metrics for the Successor for the seven months ended March 31, 2021 when combined with those of the Predecessor for the five months ended August 31, 2020 provides a more meaningful comparison to the results for the fiscal years ended March 31, 2020 and 2022 and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with U.S. GAAP, the table and discussion below also present the combined results for these periods. The combined results (referenced as "Combined (Non-GAAP)" or "combined") for the fiscal year ended March 31, 2021 represent the sum of the reported amounts for the Predecessor period April 1, 2020 through August 31, 2020 combined with the Successor period from September 1, 2020 through March 31, 2021. These combined results are not considered to be prepared in accordance with U.S. GAAP. The combined operating results are presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. In the following discussion of results of operations, comparisons of combined results for the fiscal year ended March 31, 2021 are to the comparable U.S. GAAP measures for the fiscal years ended March 31, 2022 and 2020.

Results of Operations

Years Ended March 31, 2022 and 2021

Consolidated	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021
Sales and other operating revenues	$1,639.9	$884.3	$447.6	$1,331.9
Cost of goods and services sold	1,412.8	767.9	402.6	1,170.5
Gross profit*	227.1	116.5	45.0	161.5
Gross profit as a percent of sales	13.8%	13.2%	10.1%	12.1%
Selling, general, and administrative expenses	$142.0	$110.0	$87.9	$197.9
Other expense, net	3.1	9.6	0.5	10.1
Restructuring and asset impairment charges	8.0	11.8	0.6	12.4
Goodwill impairment	32.2	1.1	—	1.1
Operating income (loss)*	41.7	(16.0)	(44.0)	(60.0)
Loss on deconsolidation/disposition of subsidiaries	10.7	70.2	—	70.2
Debt retirement expense	2.0	—	0.8	0.8
Interest expense, net	108.4	55.4	45.2	100.6
Reorganization items, net	—	—	106.0	106.0
Income tax expense	12.6	13.2	0.3	13.5
Income from unconsolidated affiliates, net	10.0	11.9	2.4	14.3
Net income (loss) attributable to noncontrolling interests	0.1	(6.3)	(1.0)	(7.3)
Net (loss) income attributable to Pyxus International, Inc.*	$(82.1)	$(136.7)	$19.0	$(117.7)

Leaf:
Product revenues	$1,531.8	$814.5	$407.1	$1,221.6
Tobacco costs	1,233.7	645.2	331.3	976.5
Transportation, storage, and other period costs	92.2	50.2	21.2	71.4
Total cost of goods sold	1,325.9	695.4	352.5	1,047.9
Product revenue gross profit	205.9	119.1	54.6	173.7
Product revenue gross profit as a percent of sales	13.4%	14.6%	13.4%	14.2%

Kilos sold	381.0	214.2	112.0	326.2
Average price per kilo	$4.02	$3.80	$3.63	$3.74
Average cost per kilo	3.48	3.25	3.15	3.21
Average gross profit per kilo	0.54	0.55	0.48	0.53

Processing and other revenues	95.4	50.0	31.1	81.1
Processing and other revenues costs of services sold	65.9	36.6	24.4	61.0
Processing and other gross margin	29.5	13.4	6.7	20.1

All Other:
Sales and other operating revenues	$12.6	$19.9	$9.4	$29.3
Cost of goods and services sold	21.0	35.9	25.7	61.6
Gross loss	(8.4)	(16.0)	(16.3)	(32.3)

Segment operating income (loss):
Leaf	106.2	43.7	(0.1)	43.6
All Other	(24.2)	(46.8)	(43.3)	(90.1)
Segment operating income (loss)*	$81.9	$(3.1)	$(43.4)	$(46.5)
*Amounts may not equal column totals due to rounding.

Segment operating income (loss) of $81.9 million for the year ended March 31, 2022 increased $128.5 million, or 276.1%, from combined operating loss of $46.5 million for the year ended March 31, 2021. This increase was mainly due to higher leaf sales and other operating revenues and increased average leaf gross margin per kilo, as well as the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of year ended March 31, 2021 and savings from restructuring initiatives contributing to gross profit improvement and the reduction of sales, general, and administrative expenses.

Sales and other operating revenues increased $308.0 million, or 23.1%, to $1,639.9 million for the year ended March 31, 2022 from combined sales and other operating revenues of $1,331.9 million for the year ended March 31, 2021. This increase was due to a 16.8% increase in kilo volume and a 7.5% increase in average price per kilo. The 16.8% increase in kilo volume was driven by larger crop sizes in Africa and increased market share in Africa, Asia, and South America partially due to customers reversing their vertical integration in certain markets. In addition, 21.1 million kilos or $178.3 million of shipments were delayed by the COVID-19 pandemic and customer shipping instructions from the prior year into the current year and was offset by similar volume of shipments expected in the current year that has been delayed into next year in Africa, North America, and South America. The 7.5% increase in average price per kilo was primarily due to product mix having a higher concentration of lamina in Asia, Africa, and Europe, as well as customer and grade mix in Africa and North America.

Cost of goods and services sold increased $242.3 million, or 20.7%, to $1,412.8 million for the year ended March 31, 2022 from combined cost of goods and services sold of $1,170.5 million for the year ended March 31, 2021. This increase was driven by the increase in sales and other operating revenues. Average cost per kilo increased primarily due to higher tobacco prices.

Gross profit as a percent of sales increased to 13.8% for the year ended March 31, 2022 from combined gross profit as a percent of sales of 12.1% for the year ended March 31, 2021. This increase was mainly due to the deconsolidation of the Company's Canadian Cannabis Subsidiaries in the fourth quarter of the year ended March 31, 2021, the wind down of the industrial hemp and CBD businesses, and customer mix. Average gross profit per kilo increased primarily due to customer mix.

Selling, general, and administrative expenses decreased $55.9 million, or 28.2%, to $142.0 million for the year ended March 31, 2022 from combined selling, general, and administrative expenses of $197.9 million for the year ended March 31, 2021. Selling, general, and administrative expenses as a percent of sales decreased to 8.7% for the year ended March 31, 2022 from combined selling, general, and administrative expenses as a percent of sales of 14.9% for the year ended March 31, 2021. These decreases were related to increased sales and other operating revenues, the deconsolidation of the Canadian Cannabis Subsidiaries in the fourth quarter of year ended March 31, 2021, and savings from restructuring initiatives.

Goodwill impairment charges of $32.2 million for the year ended March 31, 2022 were from the full write-off of the carrying value of goodwill for each of the Company's reporting units. See "Note 16. Goodwill and Other Intangibles, Net" for additional information.

Loss on deconsolidation/disposition of subsidiaries decreased $59.5 million, or 84.8%, to $10.7 million for the year ended March 31, 2022 from combined loss on deconsolidation/disposition of subsidiaries of $70.2 million for the year ended March 31, 2021. The combined loss on deconsolidation/disposition of subsidiaries in the prior year was attributable to the deconsolidation of the Canadian Cannabis Subsidiaries in connection with the commencement of the CCAA Proceeding, while the loss on deconsolidation/disposition of subsidiaries in the current year was attributable to write-downs of the Company's related party receivable from the CCAA Proceeding and the disposition of Humble Juice during the three months ended December 31, 2021.

Combined reorganization items of $106.0 million for the year ended March 31, 2021 were incurred during the pendency of the Chapter 11 Cases.

Results of Operations

Years Ended March 31, 2021 and 2020

Consolidated	Successor	Predecessor	Combined (Non-GAAP)	Predecessor
(in millions)	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2021	Year ended March 31, 2020
Sales and other operating revenues	$884.3	$447.6	$1,331.9	$1,527.3
Total cost of goods and services sold	767.9	402.6	1,170.5	1,302.6
Gross profit*	116.5	45.0	161.5	224.7
Gross profit as a percent of sales	13.2%	10.1%	12.1%	14.7%
Selling, general, and administrative expenses	$110.0	$87.9	$197.9	$199.0
Other (expense) income, net	(9.6)	(0.5)	(10.1)	2.1
Restructuring and asset impairment charges	11.8	0.6	12.4	5.6
Goodwill impairment	1.1	—	1.1	33.8
Operating loss	(16.0)	(44.0)	(60.0)	(11.6)
Loss on deconsolidation/disposition of subsidiaries	70.2	—	70.2	—
Debt retirement expense	—	0.8	0.8	—
Interest expense, net	55.4	45.2	100.6	132.8
Reorganization items	—	106.0	106.0	—
Income tax expense	13.2	0.3	13.5	131.8
Income from unconsolidated affiliates	11.9	2.4	14.3	5.9
Net loss attributable to noncontrolling interests	(6.3)	(1.0)	(7.3)	(5.7)
Net (loss) income attributable to Pyxus International, Inc.*	$(136.7)	$19.0	$(117.7)	$(264.7)

Leaf:
Sales and other operating revenues	$814.5	$407.1	$1,221.6	$1,428.6
Tobacco costs	645.2	331.3	976.5	1,142.4
Transportation, storage, and other period costs	50.2	21.2	71.4	83.9
Total cost of goods sold	695.4	352.5	1,047.9	1,226.3
Product revenue gross profit	119.1	54.6	173.7	202.3
Product revenue gross profit as a percent of sales	14.6%	13.4%	14.2%	14.2%

Kilos sold	214.2	112.0	326.2	342.8
Average price per kilo	$3.80	$3.63	$3.74	$4.17
Average cost per kilo	3.25	3.15	3.21	3.58
Average gross profit per kilo	0.55	0.48	0.53	0.59

Processing and other revenues	50.0	31.1	81.1	78.8
Processing and other revenues costs of services sold	36.6	24.4	61.0	59.5
Processing and other gross margin	13.4	6.7	20.1	19.3

All Other:
Sales and other operating revenues	$19.9	$9.4	$29.3	$19.9
Cost of goods and services sold	35.9	25.7	61.6	16.8
Gross (loss) profit	(16.0)	(16.3)	(32.3)	3.1

Segment operating (loss) income:
Leaf	43.7	(0.1)	43.6	99.0
All Other	(46.8)	(43.3)	(90.1)	(71.2)
Segment operating (loss) income	$(3.1)	$(43.4)	$(46.5)	$27.8
*Amounts may not equal column totals due to rounding.

Combined sales and other operating revenues decreased $195.4 million, or 12.8%, to $1,331.9 million for the year ended March 31, 2021 from $1,527.3 million for the year ended March 31, 2020. This decrease was due to a 4.8% decrease in leaf volume and a 10.3% decrease in leaf average selling prices. These decreases were partially offset by an increase in cannabinoid revenue attributable to sales occurring in most of the Canadian provinces, as well as the launch of the GO! cannabinoid product line in Canada. The 4.8% decrease in leaf volume was primarily due to smaller crop sizes in Africa and shipments delayed into fiscal 2022 by the COVID-19 pandemic in Africa, Asia, and North America, as well as customer shipping instructions in North America. This decrease was partially offset by higher volume in South America driven by the timing of shipments. The 10.3% decrease in leaf average sales prices was due to changes in foreign exchange rates in Europe and South America and product mix in Africa and Europe having a lower concentration of lamina. This decrease was partially offset by product mix having a higher concentration of lamina in Asia, North America, and South America.

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

Combined gross profit as a percent of sales decreased to 12.1% for the year ended March 31, 2021 from 14.7% for the year ended March 31, 2020. This decrease was mainly due to the inventory write-offs described above and product mix in Africa and Europe having a lower concentration of lamina.

Combined selling, general, and administrative expenses decreased $1.1 million, or 0.6%, to $197.9 million for the year ended March 31, 2021 from $199.0 million for the year ended March 31, 2020. This decrease was driven by lower travel expenses due to the COVID-19 pandemic, current-year savings from restructuring initiatives, and $13.8 million of costs incurred to evaluate and develop plans for a potential partial monetization of interests in subsidiaries in the All Other category in the prior year. The decrease was partially offset by $21.8 million of expenses in the current year associated with the Chapter 11 Cases. Combined selling, general, and administrative expenses as a percent of sales increased to 14.9% for the year ended March 31, 2021 from 13.0% for the year ended March 31, 2020 primarily due to the decrease in sales and other operating revenues.

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

Combined loss on deconsolidation/disposition of subsidiaries of $70.2 million in the year ended March 31, 2021 related to the deconsolidation of the Canadian Cannabis Subsidiaries in connection with the commencement of the CCAA Proceeding.

Combined interest expense, net decreased $32.2 million, or 24.2%, to $100.6 million for the year ended March 31, 2021 from $132.8 million for the year ended March 31, 2020. This decrease was driven by lower outstanding long-term debt balances, as well as lower balances on the African seasonal lines of credit.

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

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, and short-term borrowings under our foreign seasonal lines of credit. Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first three quarters generally represent the peak of our working capital requirements. Although we believe that our sources of liquidity will be sufficient to fund our anticipated operating needs for the next twelve months, we anticipate periods during which our liquidity needs for operations will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for a summary of our short-term and long-term debt. We continuously monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. From time to time we may take steps to reduce our debt or otherwise improve our financial position. Such actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, and refinancing of debt. The amount of prepayments or the amount of debt that may be repurchased, refinanced, or otherwise retired, if any, will depend on market condition, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.

Exit Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the "Exit Term Loan Credit Agreement"), to establish a term loan credit facility in an aggregate principal amount of approximately $213.4 million (the "Exit Term Loan Credit Facility"). The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, were converted into, or otherwise satisfied with the proceeds of, the Exit Term Loan Credit Facility.

The Exit Term Loan Credit Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the Exit Term Loan Credit Facility bear interest at an annual rate equal to LIBOR plus 800 basis points or 700 basis points above base rate, as applicable. In addition to the cash interest payments, from and after the first anniversary of the Exit Term Loan Credit Agreement, the term loans (the "Exit Term Loans") under the Exit Term Loan Credit Facility bear "payment in kind" interest in an annual rate equal to 100 basis points, which rate increases by an additional 100 basis points on each of the second, third and fourth anniversaries of the Exit Term Loan Credit Agreement.

Pyxus Holdings’ obligations under the Exit Term Loan Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries (the "Foreign Guarantors"), and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the Exit Term Loan Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the "Exit Term Facility Loan Parties") and (b) secured by certain collateral owned by the Exit Term Facility Loan Parties.

The Exit Term Loans and the Exit Term Loan Credit Facility mature on February 24, 2025. At March 31, 2022, the aggregate principal amount of the Exit Term Loans outstanding was approximately $219.5 million. As of March 31, 2022, Pyxus Holdings was in compliance with all covenants under the Exit Term Loan Credit Agreement.

Refer to "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280.8 million in aggregate principal amount of its 10.0% Senior Secured First Lien Notes due 2024 (the "Notes") to holders of specified claims under the Plan pursuant to the Indenture (the "Indenture") dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Notes are initially guaranteed on a senior secured basis by the Company, all of the Company’s material domestic subsidiaries (other than Pyxus Holdings) and the Foreign Guarantors, on a subordinated basis to the guarantees securing the Exit Term Loan Facility, and each of its future material domestic subsidiaries are required to guarantee the Notes on a senior secured basis (collectively, the "Notes Guarantors"). The obligations of Pyxus Holdings and the Notes Guarantors with respect to the Notes and the Indenture are secured by certain collateral owned by Pyxus Holdings and the Notes Guarantors. The Notes mature on August 24, 2024. At March 31, 2022, the aggregate principal amount of the Notes outstanding was approximately $270.8 million. At March 31, 2022, each of Pyxus Holdings and each guarantor of the Notes was in compliance with all covenants under the Indenture.

Refer to "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

ABL Credit Facility
On February 8, 2022, Pyxus Holdings, certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc., as guarantors, entered into an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100.0 million, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20.0 million uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120.0 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•85% of eligible accounts receivable, plus
•90% of eligible credit insured accounts receivable, plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, minus
•applicable reserves.

At March 31, 2022, $10.0 million was available for borrowing under the ABL Credit facility, after reducing availability by the aggregate borrowings under the ABL Credit facility of $90.0 million outstanding on that date and the $20.0 million of Domestic Availability (as defined in the ABL Credit Agreement) required to be maintained.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Bloomberg-Short-Term Bank Yield Index rate ("BSBY"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted BSBY Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points.

The ABL Credit Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Exit Term Loan Credit Agreement and the Indenture.

The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of commitments under the ABL Credit Facility of 300 basis points for terminations in the first year after entry into the ABL Credit Agreement, 200 basis points for terminations in the second year and 100 basis points for termination in the third year. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to BSBY loans, accrued interest is payable monthly and on the last day of any applicable interest period.

The Borrowers’ obligations under the ABL Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company and all of Pyxus Holdings’ wholly owned domestic subsidiaries, and each of Pyxus Holdings’ future wholly owned domestic subsidiaries is required to guarantee the ABL Credit Facility on a senior secured basis (collectively, the "ABL Loan Parties") and (b) secured by the collateral, as described below, which is owned by the ABL Loan Parties.

The liens and other security interests granted by the ABL Loan Parties on the collateral for the benefit of the lenders under the ABL Credit Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on a pari passu basis with the security interests securing the ABL Loan Parties’ obligations under the Exit Term Loan Credit Agreement and the Notes. The obligations of Pyxus Holdings and each other ABL Loan Party under the ABL Credit Facility and any related guarantee are repaid pursuant to a waterfall with respect to portions of the Collateral as set forth in the existing intercreditor agreements with respect to Pyxus Holdings’ senior secured debt.

Cash Dominion
Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below 10% of the total commitments under the ABL Credit Facility at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than $20.0 million, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than 10% of the total commitments under the ABL Credit Facility for a period of 30 consecutive days and no event of default is continuing, or (iii) if arising as a result of Domestic Availability being less than $20.0 million, Domestic Availability is greater than $20.0 million for a period of 30 consecutive days and no event of default is continuing.

Covenants
The ABL Credit Agreement governing the ABL Credit Facility contains (i) a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period and (ii) a covenant requiring Domestic Availability greater than $20.0 million at all times until audited financial statements for fiscal year ending March 31, 2023 are delivered under the ABL Credit Agreement.

The ABL Credit Agreement governing the ABL Credit Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things:

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
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

On March 31, 2022, the Borrowers were in compliance with all covenants under the ABL Credit Agreement. See "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. ("Intabex"), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (as amended on May 21, 2021, the "DDTL Facility Credit Agreement"), dated as of April 23, 2021 (the "Closing Date"), by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the "Parent Guarantors"), (iii) the lenders party thereto, which currently include certain funds managed by Glendon Capital Management LP, Monarch Alternative Capital LP, and Owl Creek Asset Management, L.P. (collectively and, together with any other lender that is or becomes a party thereto as a lender, the "DDTL Facility Lenders"), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent (the "DDTL Agent"). The DDTL Facility Credit Agreement establishes a $120.0 million delayed-draw term loan credit facility (the "DDTL Facility") permitting borrowings by Intabex in up to four draws on or prior to June 30, 2021 in a minimum amount of $30.0 million each (or, if less than $30.0 million remains available under the DDTL Facility, the remaining commitments under the DDTL Facility) (the "DDTL Loans"). The proceeds of the DDTL Loans are to be used to provide ongoing working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

Interest on the aggregate principal amount of outstanding DDTL Loans accrues at an annual rate of LIBOR plus 9.0%, subject to a LIBOR floor of 1.5%, for "LIBOR loans" or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the DDTL Facility Credit Agreement) plus 8.0%. The obligations of Intabex under the DDTL Facility Credit Agreement (and certain related obligations) are (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that is or becomes a guarantor of borrowings under the Exit Term Loan Credit Agreement (which subsidiaries are referred to collectively, together with the Parent Guarantors, as the "Guarantors").

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. At March 31, 2022, the aggregate principal amount of the DDTL Loans outstanding was $107.8 million, and the Company and each of the Guarantors were in compliance with all covenants under the DDTL Credit Facility Agreement.

Related Party Transaction
Based on a Schedule 13D filed with the SEC on September 3, 2020 by Glendon Capital Management, L.P., Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,938,792 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on Form 4 filed with the SEC on July 15, 2021, as well as Schedule 13D filed with the SEC on September 3, 2020, by Monarch Alternative Capital LP, MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,140,270 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405,287 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. Pursuant to a Shareholders Agreement dated as of August 24, 2020 (the "Shareholders Agreement") among Pyxus and certain of its shareholders, including Glendon Capital Management L.P., on behalf of its managed funds and accounts, and Monarch Alternative Capital LP, as investment manager of Monarch Special Opportunities Master Fund Ltd, Monarch Debt Recovery Master Fund Ltd and Monarch Capital Master Partners IV LP, Holly Kim and Patrick Fallon were designated to serve as directors of Pyxus and each continues to serve as a director of Pyxus. Ms. Kim is a Partner at Glendon Capital Management L.P. and Mr. Fallon is a Managing Principal at Monarch Alternative Capital LP.

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

See "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

On June 2, 2022, we entered into an agreement with the DDTL Facility Lenders and the DDTL Agent, subject to the satisfaction of customary closing conditions, to amend and restate the DDTL Facility Credit Agreement to, among other things, replace the DDTL Facility with a $100.0 million term loan facility maturing on December 2, 2023. See "Note 30. Subsequent Events" for additional information.

African Lines of Credit
On August 12, 2021, the Company and certain subsidiaries of the Company, including the Company’s subsidiaries in Malawi, Tanzania, and Zambia (the "African Subsidiary Borrowers"), entered into the Third Amendment and Restatement Agreement (the "Restated TDB Agreement") with Eastern and Southern African Trade and Development Bank ("TDB"). The Restated TDB Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiary Borrowers with TDB in effect. The Restated TDB Agreement provides for a lending commitment with respect to the line of credit of the Company’s Malawi subsidiary of $80.0 million, a lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary of $85.0 million, and a lending commitment with respect to the line of credit of the Company’s Zambia subsidiary of $40.0 million, in each case with current borrowing availability reduced by the amount of outstanding loans borrowed under the respective existing line of credit with TDB. Loans under the Restated TDB Agreement bear interest at LIBOR plus 6%. The Restated TDB Agreement terminates on June 30, 2024, unless terminated sooner at TDB’s discretion on June 30, 2022 or June 30, 2023. The terms of the Restated TDB Agreement may also be modified at TDB’s discretion on those dates. Borrowings under the Restated TDB Agreement are due upon the termination of the Restated TDB Agreement.

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

At March 31, 2022, the Company and its subsidiaries party to the Restated TDB Agreement were in compliance with all such covenants under the Restated TDB Agreement and $133.4 million was available for borrowing under the Restated TDB Agreement, after reducing availability by the aggregate borrowings under the Restated TDB Agreement of $71.6 million outstanding on that date.

See "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Short-Term Seasonal Lines of Credit
Excluding its long-term credit arrangements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. Other than described below, these facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. At March 31, 2022, the aggregate outstanding borrowings of the Company under these seasonal credit lines was approximately $372.6 million and approximately $287.2 million was available for borrowing under these seasonal credit lines, subject to limitations as provided for in the ABL Credit Agreement. The weighted average variable interest rate for these seasonal lines of credit for the year ended March 31, 2022 was 6.1%. Certain of the foreign seasonal lines of credit, with aggregate outstanding borrowings at March 31, 2022 of approximately $109.4 million, are secured by trade receivables and inventories as collateral.

Seasonal liquidity beyond cash flow from operations is provided by our foreign seasonal lines of credit, advances from customers, and sales of accounts receivable. For the years ended March 31, 2022 and 2021, our average short-term borrowings, aggregated peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

(in millions)	March 31, 2022	March 31, 2021
Average short-term borrowings(1)	$393.1	$461.8
Aggregated peak short-term borrowings outstanding(1)	$559.4	$818.9
Weighted-average interest rate on short-term borrowings	6.1%	6.1%
(1) The Company utilized borrowings under the DDTL Facility during the year ended March 31, 2022 to fund a portion of its tobacco purchasing commitments.

Aggregated peak borrowings for the year ended March 31, 2022 occurred during the fourth quarter and were due to the timing of purchases of tobacco and repayments in Africa and South America. Peak borrowings during the prior year and in the current year were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2022, see "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Our borrowing capacity and available liquidity under our lines and letters of credit included the following:

	March 31, 2022
(in millions)	Borrowing Capacity	Lines and Letters Available
Senior Secured Credit Facilities:
ABL Credit Facility	$100.0	$10.0
Foreign seasonal lines of credit	659.7	287.2
Other long-term debt	0.7	0.4
Letters of credit	13.5	4.5
Total	$773.9	$302.1

Net Debt
We refer to "Net debt", a non-GAAP measure, as total debt liabilities less cash and cash equivalents. We believe this non-GAAP financial measure is useful to monitor leverage and to evaluate changes to the Company's capital structure. A limitation associated with using net debt is that it subtracts cash and cash equivalents, and therefore, may imply that management intends to use cash and cash equivalents to reduce outstanding debt and that cash held in certain jurisdictions can be applied to repay obligations owing in other jurisdictions and without reduction for applicable taxes. In addition, net debt suggests that our debt obligations are less than the most comparable GAAP measure indicates.

(in millions)	March 31, 2022	March 31, 2021
Notes payable to banks	$378.6	$372.2
Current portion of long-term debt(1)	107.9	2.1
Long-term debt(2)	580.5	551.2
Total debt liabilities	$1,067.0	$925.5
Less: Cash and cash equivalents(1)	198.8	92.7
Net debt	$868.2	$832.8
(1) The increases in the current portion of long-term debt and cash and cash equivalents are driven by the DDTL Facility, which was implemented in during the year ended March 31, 2022.
(2) The increase in long-term debt is primarily due to the implementation of a new ABL Credit Facility in during the year ended March 31, 2022.

Working Capital
The following summarizes our working capital:

			Change
(in millions except for current ratio)	March 31, 2022	March 31, 2021	$	%
Cash, cash equivalents, and restricted cash	$200.9	$97.3	103.6	106.5
Trade and other receivables, net	260.2	203.8	56.4	27.7
Inventories and advances to tobacco suppliers, net	798.4	771.5	26.9	3.5
Recoverable income taxes	7.9	4.8	3.1	64.6
Prepaid expenses and other current assets	60.3	45.1	15.2	33.7
Total current assets*	$1,327.6	$1,122.5	205.1	18.3

Notes payable to banks	$378.6	$372.2	6.4	1.7
Accounts payable	179.0	125.9	53.1	42.2
Advances from customers	53.0	12.1	40.9	338.0
Accrued expenses and other current liabilities	82.2	71.7	10.5	14.6
Income taxes payable	5.6	8.3	(2.7)	(32.5)
Operating leases payable	8.1	9.5	(1.4)	(14.7)
Current portion of long-term debt	107.9	2.1	105.8	5,038.1
Total current liabilities*	$814.4	$601.7	212.7	35.3

Current ratio	1.6 to 1	1.9 to 1
Working capital	$513.2	$520.8	(7.6)	(1.5)
*Amounts may not equal column totals due to rounding

The decrease in working capital and the current ratio between the periods was due to the increase in current liabilities outpacing the increase in current assets, which was driven by the following changes in account balances:

Cash, cash equivalents, and restricted cash increased $103.6 million, or 106.5%, to $200.9 million as of March 31, 2022 from $97.3 million as of March 31, 2021 due to higher net proceeds from short-term borrowings and higher collections of beneficial interests on securitized trade receivables.

Trade and other receivables, net increased $56.4 million, or 27.7%, to $260.2 million as of March 31, 2022 from $203.8 million as of March 31, 2021 due primarily from the increase in sales.

Inventories and advances to tobacco suppliers, net increased $26.9 million, or 3.5%, to $798.4 million as of March 31, 2022 from $771.5 million as of March 31, 2021. This increase was mainly due to higher green tobacco prices in South America. These increases were partially offset by the restructuring of certain African operations in the prior year where the Company no longer operates.

Advances from customers increased $40.9 million, or 338.0%, to $53.0 million as of March 31, 2022 from $12.1 million as of March 31, 2021 due to increased prepayments from certain customers for inventory purchases to be made next year.

Current portion of long-term debt increased $105.8 million, or 5,038.1%, to $107.9 million as of March 31, 2022 from $2.1 million as of March 31, 2021 due to the reclassification of the DDTL facility from long-term debt to current portion of long-term debt during the year ended March 31, 2022.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

	March 31, 2022	March 31, 2021
Committed	$471.9	$437.0
Uncommitted	$45.7	$97.7
Total processed tobacco	$517.6	$534.7

See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 11. Inventories" to the "Notes to Consolidated Financial Statements" for further information.

Sources and Uses of Cash
We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 19. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of March 31, 2022 our cash and cash equivalents was $198.8 million, of which $69.7 million was held in foreign jurisdictions and subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we incur costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes our sources and uses of our cash flows:

	Successor		Predecessor	Combined (Non-GAAP)
(in millions)	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2021
Operating activities	$(198.8)	$(44.5)	$(182.1)	$(226.6)
Investing activities	181.2	71.8	61.7	133.5
Financing activities	123.3	(49.3)	63.7	14.4
Effect of exchange rate changes on cash	(2.1)	1.7	1.6	3.3
Increase (decrease) in cash, cash equivalents, and restricted cash*	$103.6	$(20.3)	$(55.1)	$(75.4)
*Amounts may not equal column totals due to rounding.

Net cash used by operating activities decreased for the year ended March 31, 2022 compared to the combined seven months ended March 31, 2021 and the five months ended August 31, 2020 primarily due to lower net loss from not incurring reorganization expenses in the year ended March 31, 2022 for the Chapter 11 Cases. This decrease was partially offset by higher receivables outstanding in the current period due to increased sales.

Net cash provided by investing activities increased for the year ended March 31, 2022 compared to the combined seven months ended March 31, 2021 and the five months ended August 31, 2020 primarily due to higher collections of beneficial interests on securitized trade receivables driven by increased sales over the same period and lower capital expenditures.

Net cash provided by financing activities increased for the year ended March 31, 2022 compared to the combined seven months ended March 31, 2021 and the five months ended August 31, 2020 primarily due to higher net proceeds from short term borrowings and net proceeds from the DDTL. These increases were partially offset by proceeds from the debtor-in-possession financing facility ("DIP facility") in place during the pendency of the Chapter 11 Cases in the prior year that did not recur in the current year.

Planned Capital Expenditures
We are estimating $21.3 million in capital investments for fiscal 2023 for routine replacement of equipment, as well as investments in assets that will add value to the customer or increase efficiency.

Securitized Receivables
We sell accounts receivable under three revolving trade accounts receivable securitization programs. Under the first and second programs, we receive a discount from the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interests in the first and second facilities is subordinate to the purchaser of the receivables. Under the third program, we receive an amount equal to the face value of the receivable sold, less a discount rate tied to a benchmark rate, which varies based on the invoice currency. See "Note 20. Securitized Receivables" to the "Notes to Consolidated Financial Statements" for additional information.

Aggregate Contractual Obligations and Commitments
The following summarizes our contractual cash obligations and other commercial commitments as of March 31, 2022:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2023	Years 2024-2025	Years 2026-2027	After 2027
Long-Term Debt Obligations	$580.5	$—	$580.5	$—	$—
Short-Term Debt Obligations(1)	486.5	486.5	—	—	—
Interest on Debt Obligations(2)	151.0	62.8	88.2	—	—
Pension and Postretirement Obligations	87.8	10.4	17.4	17.2	42.8
Operating Lease Obligations	53.7	12.2	16.9	10.5	14.1
Tobacco and Other Purchase Obligations	515.5	515.5	—	—	—
Amounts Guaranteed for Tobacco Suppliers	114.2	114.2	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$1,989.2	$1,201.6	$703.0	$27.7	$56.9
(1) Short-term debt obligations consist of the current portion of long-term debt and our seasonal foreign credit lines.
(2) Interest obligations includes interest for long-term debt, including the DDTL Loans and indebtedness under the ABL Credit Facility. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2022.

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers, primarily in Africa, Europe, North America, and South America, to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material. Tobacco and other purchase obligations increased $104.4 million, or 25.4%, from $411.1 million to $515.5 million primarily due to increased customer demand.

Amounts Guaranteed for Tobacco Suppliers
In Africa and South America, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and South America. See "Note 21. Guarantees" to the "Notes to Consolidated Financial Statements" for additional information.

Tax and Repatriation Matters
We are subject to income tax laws in each of the countries in which we do business through wholly owned subsidiaries and through affiliates. We regularly review of the income tax requirements of each of our operations, file appropriate returns, and make appropriate income tax planning analyses directed toward the minimization of our income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations. We regularly review the status of the accumulated unremitted earnings of each of our foreign subsidiaries. We would provide deferred income taxes, net of creditable foreign taxes, if applicable, on earnings that are determined to no longer be indefinitely invested. See "Note 9. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires the use of estimates and assumptions that have an impact on the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Management considers an accounting estimate critical if it: (i) requires us to make judgments and estimates about matters that are inherently uncertain, (ii) it is important to an understanding of our financial condition or operating results, and (iii) has a material impact to the financial statements.

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

The Effective Date fair values of the Successor assets and liabilities differ materially from their recorded values as reflected in the historical balance sheet of the Predecessor and required the use of a number of judgments, assumptions, and estimates. It is reasonably possible that changes in these judgments, assumptions, and estimates could have a material effect on our allocation of reorganization value to our individual assets. Among the most material judgments, assumptions, and estimates utilized was our determination of reorganization value. The reorganization value was derived from, and falls within the court approved range of, enterprise values associated with the Plan. The enterprise values were based on management projections and the valuation models as determined by the Plan of Reorganization.

We determined the enterprise and corresponding equity value of the Successor using various valuation approaches and methods, including: (i) the income approach using a calculation of the present value of future cash flows based on our financial projections, (ii) the market approach using selling prices of similar business/assets and (iii) the cost approach, using estimated costs to replace or rebuild our assets. We primarily utilized the discounted cash flow ("DCF") method of the income approach, utilizing detailed revenue and expense projections that reflected the financial and operational facts and circumstances specific to the business. Our future cash flows were projected based on estimates of future revenues, gross margins, operating income, capital expenditures, and other cash flow factors, including income taxes and net working capital requirements. We utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific risk premiums, country risk premiums, and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected our estimate of perpetual growth. We then calculated a present value of the respective cash flows and adjusted for the value of other aspects not reflected in the projections, such as excess net working capital, the value of non-consolidated investments, and non-operating assets and liabilities to arrive at an estimate of fair value under the income approach. We then reconciled the estimated fair value to the court approved range of enterprise values associated with the Plan. See "Note 4. Fresh Start Reporting" to the "Notes to Consolidated Financial Statements" for additional information.

Income Taxes
Our annual effective income tax rate is based on our jurisdictional mix of pretax income, statutory tax rates, exchange rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex, subject to change, and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740. We record unrecognized tax benefits in multiple jurisdictions and evaluate the future potential outcomes of tax positions, based upon our interpretation of the country-specific tax law, and the likelihood of future settlement. We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from temporary differences between the financial reporting and tax bases of assets and liabilities and from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the impact from changes in or issuance of new tax law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience along with our short and long-range business forecasts. In addition, we make adjustments to historical data for objectively verifiable information where appropriate.

We believe it is more likely than not that a portion of the deferred income tax assets may expire as unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not such remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable. See "Note 9. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

Pensions and Postretirement Health Care and Life Insurance Benefits
The valuation of our pension and other postretirement health care and life insurance plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases, benefits, and mortality rates. The significant assumptions used in the calculation of pension and postretirement obligations are:

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

Assumptions are set at each year end and are generally not changed during the year unless there is a major plan event such as a curtailment or settlement that would trigger a plan remeasurement.

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $1.8 million in the year ended March 31, 2023 as compared to March 31, 2022. The cash contribution to our employee benefit plans during the year ended March 31, 2022 was $5.6 million and is expected to be $4.6 million in fiscal 2023.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

(in thousands)	Estimated Change in Projected Benefit Obligation Increase (Decrease)	Estimated Change in Annual Expense Increase (Decrease)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(12,365)	$269
1% decrease in discount rate	$14,123	$(572)

1% increase in salary increase assumption	$166	$40
1% decrease in salary increase assumption	$(155)	$(37)

1% increase in cash balance crediting rate	$650	$25
1% decrease in cash balance crediting rate	$(588)	$(25)

1% increase in rate of return on assets		$(850)
1% decrease in rate of return on assets		$850

Changes in assumptions for other postretirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. See "Note 24. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

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

Foreign exchange rates
Our business is generally conducted in USD, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange (losses) gains of $(2.7) million, $(1.8) million, $1.4 million, and $(4.7) million for the year ended March 31, 2022, the seven months ended March 31, 2021, the five months ended August 31, 2020, and the year ended March 31, 2020, respectively. We recognized exchange gains (losses) of $2.6 million, $(0.1) million, $(0.1) million, and $(1.2) million related to tax balances in our tax expense for the year ended March 31, 2022, the seven months ended March 31, 2021, the five months ended August 31, 2020, and the year ended March 31, 2020, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income (loss). We recognized (losses) gains of $(4.2) million, $(4.6) million, $4.4 million, and $(0.5) million for the year ended March 31, 2022, the seven months ended March 31, 2021, the five months ended August 31, 2020, and the year ended March 31, 2020, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 23.8% or $33.8 million of our total SG&A expenses for the year ended March 31, 2022. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.4 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would have increased or decreased our reported interest cost for the year ended March 31, 2022 by approximately $8.1 million. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

Item 8. Financial Statements and Supplementary Data

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Successor		Predecessor
(in thousands, except per share data)	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Sales and other operating revenues	$1,639,862	$884,328	$447,600	$1,527,261
Cost of goods and services sold	1,412,805	767,855	402,594	1,302,582
Gross profit	227,057	116,473	45,006	224,679
Selling, general, and administrative expenses	142,021	110,007	87,858	199,016
Other (expense) income, net	(3,102)	(9,615)	(539)	2,133
Restructuring and asset impairment charges	8,031	11,817	566	5,646
Goodwill impairment	32,186	1,082	—	33,759
Operating income (loss)	41,717	(16,048)	(43,957)	(11,609)
Loss on deconsolidation/disposition of subsidiaries	10,701	70,242	—	—
Debt retirement expense	1,997	—	828	—
Interest expense, net	108,383	55,376	45,190	132,806
Reorganization items, net	—	—	105,984	—
(Loss) income before income taxes and other items	(79,364)	(141,666)	16,009	(144,415)
Income tax expense	12,640	13,215	292	131,789
Income from unconsolidated affiliates, net	9,950	11,875	2,358	5,885
Net (loss) income	(82,054)	(143,006)	18,075	(270,319)
Net income (loss) attributable to noncontrolling interests	65	(6,320)	(962)	(5,658)
Net (loss) income attributable to Pyxus International, Inc.	$(82,119)	$(136,686)	$19,037	$(264,661)

(Loss) earnings per share:
Basic and Diluted	$(3.28)	$(5.47)	$1.91	$(28.93)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Successor		Predecessor
(in thousands)	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Net (loss) income	$(82,054)	$(143,006)	$18,075	$(270,319)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,224)	(5,004)	4,377	(583)
Pension and other postretirement benefit plans	5,777	541	734	(405)
Cash flow hedges	8,974	(2,625)	(531)	3,145
Total other comprehensive income (loss), net of tax	10,527	(7,088)	4,580	2,157
Total comprehensive (loss) income	(71,527)	(150,094)	22,655	(268,162)
Comprehensive income (loss) attributable to noncontrolling interests	55	(6,675)	(1,030)	(5,711)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(71,582)	$(143,419)	$23,685	$(262,451)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	March 31, 2022	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$198,777	$92,705
Restricted cash	2,148	4,619
Trade receivables, net	247,677	175,912
Other receivables	12,511	27,920
Inventories, net	749,427	727,893
Advances to tobacco suppliers, net	48,932	43,569
Recoverable income taxes	7,906	4,781
Prepaid expenses	34,817	29,532
Other current assets	25,452	15,569
Total current assets	1,327,647	1,122,500
Restricted cash	389	389
Investments in unconsolidated affiliates	95,420	96,356
Goodwill	—	36,853
Other intangible assets, net	45,061	51,417
Deferred income taxes, net	6,498	7,063
Long-term recoverable income taxes	4,588	4,133
Other noncurrent assets	45,424	40,355
Right-of-use assets	35,979	40,259
Property, plant, and equipment, net	137,521	140,137
Total assets	$1,698,527	$1,539,462
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$378,612	$372,174
Accounts payable	179,012	125,876
Advances from customers	52,998	12,120
Accrued expenses and other current liabilities	82,239	71,656
Income taxes payable	5,592	8,254
Operating leases payable	8,065	9,529
Current portion of long-term debt	107,856	2,122
Total current liabilities	814,374	601,731
Long-term taxes payable	6,703	7,623
Long-term debt	580,477	551,235
Deferred income taxes	11,670	12,944
Liability for unrecognized tax benefits	14,401	14,835
Long-term leases	28,604	29,508
Pension, postretirement, and other long-term liabilities	60,927	67,646
Total liabilities	1,517,156	1,285,522
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 25,000 issued and outstanding (25,000 at March 31, 2021)	390,290	391,089
Retained deficit	(218,813)	(136,686)
Accumulated other comprehensive income (loss)	3,804	(6,733)
Total stockholders’ equity of Pyxus International, Inc.	175,281	247,670
Noncontrolling interests	6,090	6,270
Total stockholders' equity	181,371	253,940
Total liabilities and stockholders' equity	$1,698,527	$1,539,462

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2021 (Successor)	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss attributable to Pyxus International, Inc.	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)				8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021 (Successor)	391,089	(148,202)	(3,960)	541	1,703	6,158	247,329
Net loss attributable to Pyxus International, Inc.	—	(9,681)	—	—	—	(342)	(10,023)
Other	—	—	—	—	—	(88)	(88)
Other comprehensive loss, net of tax	—	—	(1,591)	(512)	(2,896)	—	(4,999)
Balance, September 30, 2021 (Successor)	391,089	(157,883)	(5,551)	29	(1,193)	5,728	232,219
Net (loss) income attributable to Pyxus International, Inc.	—	(30,100)	—	—	—	43	(30,057)
Change in investment in subsidiaries	(799)	—	—	—	—	(155)	(954)
Other comprehensive loss, net of tax	—	—	(1,753)	(35)	(1,550)	—	(3,338)
Balance, December 31, 2021 (Successor)	390,290	(187,983)	(7,304)	(6)	(2,743)	5,616	197,870
Net (loss) income attributable to Pyxus International, Inc.	—	(30,830)	—	—	—	484	(30,346)
Other comprehensive (loss) income, net of tax	—	—	(1,569)	6,334	9,092	(10)	13,847
Balance, March 31, 2022 (Successor)	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained (Deficit) Earnings	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)
Net loss attributable to Pyxus International, Inc.	—	(92,161)	—	—	—	(648)	(92,809)
Stock-based compensation	117	—	—	—	—	—	117
Dividends paid	—	—	—	—	—	(120)	(120)
Other comprehensive (loss) income, net of tax	—	—	(64)	494	(531)	(76)	(177)
Balance, June 30, 2020 (Predecessor)	469,794	(580,706)	(22,573)	(36,660)	—	848	(169,297)
Net income (loss) attributable to Pyxus International, Inc.	—	111,198	—	—	—	(314)	110,884
Stock-based compensation	8	—	—	—	—	—	8
Dividends paid	—	—	—	—	—	(180)	(180)
Change in investment in subsidiaries	(1,655)	—	—	—	—	(461)	(2,116)
Other comprehensive income, net of tax	—	—	4,509	240	—	8	4,757
Cancellation of Predecessor equity	(468,147)	469,508	18,064	36,420	—	99	55,944
Balance, August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

Balance, September 1, 2020 (Successor)	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor common stock	391,402	—	—	—	—	—	391,402
Fresh start adjustment to noncontrolling interests	—	—	—	—	—	4,359	4,359
Net loss attributable to Pyxus International, Inc.	—	(5,313)	—	—	—	(485)	(5,798)
Dividends paid	—	—	—	—	—	(123)	(123)
Other comprehensive (loss) income, net of tax	—	—	(828)	—	—	21	(807)
Balance, September 30, 2020 (Successor)	391,402	(5,313)	(828)	—	—	3,772	389,033
Net loss attributable to Pyxus International, Inc.	—	(8,165)	—	—	—	(55)	(8,220)
Fresh start adjustments	(313)	—	—	—	—	(246)	(559)
Other comprehensive (loss) income, net of tax	—	—	(3)	47	(619)	(142)	(717)
Balance, December 31, 2020 (Successor)	391,089	(13,478)	(831)	47	(619)	3,329	379,537
Net loss attributable to Pyxus International, Inc.	—	(123,208)	—	—	—	(5,780)	(128,988)
Deconsolidation of subsidiaries	—	—	—	—	—	8,972	8,972
Dividends paid	—	—	—	—	—	(17)	(17)
Other comprehensive (loss) income, net of tax	—	—	(3,818)	494	(2,006)	(234)	(5,564)
Balance, March 31, 2021 (Successor)	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2019 (Predecessor)	$468,936	$(223,884)	$(21,979)	$(36,749)	$(2,614)	$8,309	$192,019
Net loss attributable to Pyxus International, Inc.	—	(61,797)	—	—	—	(366)	(62,163)
Stock-based compensation	429	—	—	—	—	—	429
Other comprehensive (loss) income, net of tax	—	—	(430)	311	369	30	280
Balance, June 30, 2019 (Predecessor)	469,365	(285,681)	(22,409)	(36,438)	(2,245)	7,973	130,565
Net loss attributable to Pyxus International, Inc.	—	(16,518)	—	—	—	(86)	(16,604)
Restricted stock surrender	(12)	—	—	—	—	—	(12)
Stock-based compensation	383	—	—	—	—	—	383
Dividends paid	—	—	—	—	—	(480)	(480)
Other comprehensive (loss) income, net of tax	—	—	(1,925)	(1,701)	1,428	(19)	(2,217)
Balance, September 30, 2019 (Predecessor)	469,736	(302,199)	(24,334)	(38,139)	(817)	7,388	111,635
Net loss attributable to Pyxus International, Inc.	—	(21,993)	—	—	—	(453)	(22,446)
Stock-based compensation	242	—	—	—	—	—	242
Purchase of noncontrolling interests in a subsidiary	(528)	—	33	—	—	(426)	(921)
Other comprehensive income, net of tax	—	—	1,789	1,111	576	48	3,524
Balance, December 31, 2019 (Predecessor)	469,450	(324,192)	(22,512)	(37,028)	(241)	6,557	92,034
Net loss attributable to Pyxus International, Inc.	—	(164,353)	—	—	—	(4,753)	(169,106)
Stock-based compensation	227	—	—	—	—	—	227
Other comprehensive (loss) income, net of tax	—	—	3	(126)	772	(112)	537
Balance, March 31, 2020 (Predecessor)	$469,677	$(488,545)	$(22,509)	$(37,154)	$531	$1,692	$(76,308)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands)	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Operating activities:
Net (loss) income	$(82,054)	$(143,006)	$18,075	$(270,319)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	16,676	11,839	16,580	35,828
Loss on deconsolidation/disposition of subsidiaries	10,701	70,242	—	—
Debt amortization/interest	22,639	11,272	4,862	12,875
Loss (gain) on foreign currency transactions	2,885	(4,512)	(11,077)	14,105
Asset impairment charges	37,925	4,001	213	34,813
Bad debt expenses (recovery)	4,404	5,700	(1,037)	8,644
Income from unconsolidated affiliates, net of dividends	4	(11,735)	2,915	820
Reorganization items, net	—	—	(130,215)	—
Changes in operating assets and liabilities, net:
Trade and other receivables	(261,908)	(128,114)	10,101	(186,334)
Inventories and advances to tobacco suppliers	(31,461)	112,062	(123,833)	(82,639)
Deferred items	(10,929)	3,309	637	105,977
Recoverable income taxes	(2,603)	(1,189)	1,737	(2,955)
Payables and accrued expenses	59,324	44,923	3,821	(15,607)
Advances from customers	41,168	(4,801)	562	3,354
Prepaid expenses	4,710	6,941	(2,812)	(16,945)
Income taxes	(2,799)	457	4,188	2,462
Other operating assets and liabilities	3,173	(17,044)	39,092	(11,388)
Other, net	(10,620)	(4,820)	(15,870)	8,687
Net cash used by operating activities	(198,765)	(44,475)	(182,061)	(358,622)

Investing activities:
Purchases of property, plant, and equipment	(14,827)	(16,628)	(7,757)	(61,063)
Proceeds from sale of property, plant, and equipment	4,084	947	311	9,677
Collections on beneficial interests on securitized trade receivables	189,440	94,062	74,328	240,994
Loans to unconsolidated affiliates	—	—	—	(5,250)
DIP loan to deconsolidated subsidiary	(5,229)	(5,790)	—	—
Collection of DIP loan from deconsolidated subsidiary	10,996	—	—	—
Payments to acquire businesses, net of cash acquired	—	—	(4,805)	—
Other, net	(3,223)	(767)	(420)	(3,005)
Net cash provided by investing activities	181,241	71,824	61,657	181,353

Financing activities:
Net proceeds (repayments) of short-term borrowings	9,208	(83,895)	(99,969)	122,524
Proceeds from DIP facility	—	—	206,700	—
Repayment of DIP facility	—	—	(213,418)	—
Proceeds from DDTL facility	117,600	—	—	—
Repayment of DDTL facility	(15,375)	—	—	—
Proceeds from term loan facility	—	—	213,418	—
Proceeds from 10.0% first lien notes	—	—	280,844	—
Repayment of 8.5% first lien notes	—	—	(280,844)	—
Proceeds from revolving loan facilities	115,394	37,500	27,438	44,900
Repayment of revolving loan facilities	(93,500)	—	(44,900)	—
Debt issuance costs	(8,097)	(3,291)	(8,486)	(6,313)
Additional investment in consolidated affiliates	—	—	—	(921)
DIP financing fees	—	—	(9,344)	—
Other debt restructuring costs	—	—	(7,574)	—
Other, net	(1,970)	368	(196)	(315)
Net cash provided (used) by financing activities	123,260	(49,318)	63,669	159,875

Effect of exchange rate changes on cash	(2,135)	1,706	1,628	(7,333)

Increase (decrease) in cash, cash equivalents, and restricted cash	103,601	(20,263)	(55,107)	(24,727)
Cash and cash equivalents at beginning of period	92,705	93,138	170,208	192,043
Restricted cash at beginning of period	5,008	24,838	2,875	5,767
Cash, cash equivalents, and restricted cash at end of period	$201,314	$97,713	$117,976	$173,083

Other information:
Cash paid for income taxes, net	$24,576	$11,724	$5,560	$20,549
Cash paid for interest, net	86,852	42,870	52,877	117,113
Cash paid for reorganization items	—	—	7,314	—

Noncash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	1,213	1,060	1,759	2,087
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	205,515	105,118	66,821	229,751
Cancellation of second lien notes	—	—	(634,487)	—

See "Notes to Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

Pyxus International, Inc. (the "Company" or "Pyxus") is a global agricultural company with nearly 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. As the context requires, the "Company" and "Pyxus" also includes the consolidated subsidiaries of Pyxus International, Inc.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to annual reporting on Form 10-K.

The Company applied Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. For periods subsequent to the filing of a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code, ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Upon the effectiveness of the Plan and the emergence of the Debtors from the Chapter 11 Cases, the Company determined it qualified for fresh start reporting under ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date (as each capitalized term is defined below). The Company elected to apply fresh start reporting using a convenience date of August 31, 2020 (the "Fresh Start Reporting Date"). The Company evaluated and concluded that the events between August 24, 2020 and August 31, 2020 were not material to the Company's financial reporting on both a quantitative or qualitative basis. See "Note 4. Fresh Start Reporting" for additional information.

Due to the application of fresh start reporting, the pre-emergence and post-emergence periods are not comparable. The lack of comparability is emphasized by the use of a "black line" to separate the Predecessor and Successor periods in the consolidated financial statements and footnote tables. References to "Successor" relate to our financial position and results of operations after August 31, 2020. References to "Predecessor" relate to our financial position and results of operations on or before August 31, 2020.
Bankruptcy Proceedings
On June 15, 2020 (the "Petition Date"), Old Holdco, Inc. (then named Pyxus International, Inc.) ("Old Pyxus") and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC, and GSP Properties, LLC (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring (the "Restructuring") of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the "Plan") filed by the Debtors in the Chapter 11 Cases. On August 24, 2020 (the "Effective Date"), the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc., which is a subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the plan all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. See "Note 3. Emergence from Voluntary Reorganization under Chapter 11" for additional information.

CCAA Proceeding
On January 21, 2021, Figr Norfolk Inc. ("Figr Norfolk") and Figr Brands, Inc. ("Figr Brands"), which are indirect subsidiaries of the Company, and Canada’s Island Garden Inc. ("Figr East", and together with Figr Norfolk and Figr Brands, the "Canadian Cannabis Subsidiaries"), which, prior to its sale on June 28, 2021 was an indirect subsidiary of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "Canadian Court") in Ontario, Canada as Court File No. CV-21-00655373-00CL (the "CCAA Proceeding"). On January 21, 2021 (the "Order Date"), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the "Monitor"). As a result of the commencement of the CCAA Proceeding and the appointment of the Monitor, and in accordance with U.S. generally accepted accounting principles, the Canadian Cannabis Subsidiaries were deconsolidated from the Company's financial statements as of the Order Date. See "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

As a result of a sale process under an order issued by the Canadian Court in the CCAA Proceeding, the sale of Figr East and certain intangible assets of Figr Brands was completed on June 28, 2021 and the sale of assets of Figr Norfolk was completed on January 28, 2022. Pursuant to the CCAA Proceeding, the Company received funds in settlement of its debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to its equity interest in the Canadian Cannabis Subsidiaries. See "Note 30. Subsequent Events" for additional information.

Deconsolidation
In accordance with ASC 810, Consolidation ("ASC 810"), a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest in that subsidiary, or if the parent no longer has the power to direct the activities that most significantly affect the subsidiary’s economic performance. As a result of the CCAA Proceeding and the appointment of the Monitor, the Company lost control of the Canadian Cannabis Subsidiaries and they were deconsolidated from the Company's financial statements as of the Order Date. See "Note 5. CCAA Proceeding and Deconsolidation of Subsidiaries" for additional information.

Related Party Relationship
The commencement of the CCAA Proceeding and the subsequent deconsolidation results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries are treated as related party transactions. See "Note 28. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries from January 21, 2021 to March 31, 2022.

Discontinued Operations
The Company determined the Canadian Cannabis Subsidiaries do not meet the qualifications as outlined under ASC 205-20, Discontinued Operations ("ASC 205-20") to be reported as discontinued operations. The Company reached this conclusion as the Canadian Cannabis Subsidiaries do not represent, individually or in the aggregate, a 'strategic shift' that has a major effect on the consolidated operations and financial results of the Company.

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

Variable Interest Entities
The Company holds variable interests in multiple variable interest entities, which primarily procure or process inventory on behalf of the Company or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The Company is not the primary beneficiary of the majority of these entities as it does not have the power to direct the activities that most significantly impact the economic performance of the entities, due to the entities’ management and board of directors’ structure. As a result, the majority of these variable interest entities are not consolidated. The Company holds a majority voting interest and is the primary beneficiary of its variable interest in Criticality, a consolidated entity for which the related intercompany accounts and transactions have been eliminated. Creditors of the Company’s variable interest entities do not have recourse against the general credit of the Company.

The Company's investments in unconsolidated variable interest entities are classified as investments in unconsolidated affiliates in the consolidated balance sheets. The Company's receivables with variable interest entities are classified as long-term notes receivable, related parties and accounts receivable, related parties. See "Note 28. Related Party Transactions" for additional information. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, receivables, guarantees, and the deferred purchase price on the sale of securitized receivables.

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

Reclassifications
Interest expense and interest income amounts reported in prior periods were reclassified to conform to the current year's net presentation of interest expense in the consolidated statements of operations. Cash paid for interest and cash received from interest as reported under other information in the consolidated statements of cash flows were reclassified to conform to the current year's net presentation of cash paid for interest.

Certain prior period amounts were reclassified to conform to the current year presentation in the consolidated statements of cash flows.

Certain prior period amounts were reclassified to conform to the current year presentation in other (expense) income, net summary. See "Note 7. Other (Expense) Income, Net" for additional information.

Certain prior period amounts were reclassified to conform to the current year presentation in the reconciliation between income tax expense based on income before income taxes, equity in net income of investee companies, and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to income. See "Note 9. Income Taxes" for additional information.

Certain prior period amounts relating to balances with related parties were reclassified to conform to the current year presentation in the consolidated balance sheets. See "Note 28. Related Party Transactions" for additional information.

Segment Information
As of March 31, 2021, the Company had nine operating segments that were organized by product category and geographic area and were aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. During the year ended March 31,2022, the Company reevaluated its operating and reportable segments under ASC Topic 280 - Segment Reporting in response to the effectiveness of the Plan in August 2020, the appointment of a new Board of Directors during the seven months ended March 31, 2021, the outcomes achieved from cost savings and restructuring initiatives implemented during the five months ended August 31, 2020 and the seven months ended March 31, 2021, the Company's exit from its industrial hemp, CBD, and Canadian cannabis businesses during the seven months ended March 31, 2021, and changes to business operations as a result of the COVID-19 pandemic. As a result of this reevaluation, effective during the fourth quarter of the year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category and are aggregated into one reportable segment for financial reporting purposes: Leaf. Based on our reevaluation, the Company concluded that the economic characteristics of our five Leaf region operations in North America, South America, Europe, Asia, and Africa were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third party tobacco processing services. The three product category operating segments other than Leaf do not individually or in the aggregate meet the quantitative and qualitative thresholds to be individually reportable and have been combined and reported in the "All Other" category for purposes of reconciliation of respective balances for the Leaf segment to the consolidated financial statements. Prior period amounts included in "Note 29. Segment Information" have been recast retrospectively to reflect the changes in reportable segments. The one Leaf reportable segment is consistent with information used by the chief operating decision maker to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses.

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

Contract Balances
The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's trade receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages, as necessary. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

Significant Judgments
The Company identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer-controlled tobacco until the customer requests shipment and claims resulting from tobacco that does not meet customer specifications. Warehousing fees are either included in the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend, or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. Since the Company has a large number of customer contracts with similar characteristics, the volume of tobacco sold each year is substantial, and the Company has historical data related to claims, the Company is able to estimate the amount of expected claims using the expected value method.

Taxes Collected from Customers
Certain subsidiaries are subject to value-added taxes on local sales. Value-added taxes on local sales are recorded in sales and other operating revenues and cost of goods and services sold in the consolidated statements of operations.

Shipping and Handling
The Company elected to account for shipping and handling as activities to fulfill its performance obligations, regardless of when control transfers. Shipping and handling fees that are billed to customers are recognized in sales and other operating revenues and the associated shipping and handling costs are recognized in cost of goods and services sold in the consolidated statements of operations.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from temporary differences between the financial reporting and tax bases of assets and liabilities and from net operating loss and tax credit carryforwards. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. As these sources of income inherently rely on estimates, the Company uses historical experience and short and long-range business forecasts to provide insight.

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

Inventories, Net
Costs in inventory include processed tobacco inventory, unprocessed tobacco inventory, and other inventory. Costs of unprocessed tobacco inventories are determined by the average cost method, which include the cost of green tobacco. Costs of processed tobacco inventories are determined by the average cost method, which include both the cost of unprocessed tobacco, as well as direct and indirect costs related to processing the product. Costs of other inventory are determined by the first-in, first-out method, which include costs of packing materials, non-tobacco agricultural products, and agricultural supplies including seed, fertilizer, herbicides, and pesticides.

Inventories are carried at the lower of cost or net realizable value ("LCM"). The Company evaluates its inventories for LCM adjustments by country and type of inventory. Processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. The Company compares the cost of its processed tobacco to net realizable value based on the estimated selling price of similar grades when evaluating those balances for LCM adjustments. The Company also considers whether its processed tobacco is committed to a customer, whereby the expected sales price is utilized in determining the net realizable value for committed tobacco. In addition, the Company writes-down inventory balances for estimates of obsolescence. LCM and obsolescence inventory write-downs are recorded in cost of goods and services sold within the consolidated statements of operations.

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

Goodwill and Other Intangible Assets
The Company recorded goodwill upon emergence from the Chapter 11 Cases in accordance with ASC 852. Goodwill represents the excess of reorganization value over fair value of identified assets and liabilities allocated to each reporting unit. A reporting unit is an operating segment, or one level below an operating segment, referred to as a component. The components within the Company’s operating segments are aggregated into eight reporting units due to their similar economic characteristics. Goodwill is not subject to amortization and is tested for impairment annually, on the first day of the fourth quarter of the fiscal year, or whenever events and circumstances indicate that impairment may have occurred. The Company's annual goodwill impairment test performed for the year ended March 31, 2022 resulted in goodwill being fully impaired. See "Note 16. Goodwill and Other Intangibles, Net" for additional information.

The Company utilizes a qualitative assessment to evaluate whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the Company's qualitative assessment indicates that it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is performed. Otherwise, the Company performs a quantitative assessment using the discounted cash flow ("DCF") method of the income approach. The future cash flows of the Company’s reporting units are projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilizes estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method are based on a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific reporting unit risks, country risk premiums, and capital structure. A terminal value estimated growth rate is applied to the final year of the projected period and reflects the Company’s estimate of perpetual growth. The Company then calculates a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach.

The Company has intangible assets with definite useful lives. These intangible assets are assessed annually and tested for impairment whenever factors indicate that the carrying amount may not be recoverable. The trade name, customer relationship, and technology intangibles are amortized on a straight-line basis over fourteen, nine to twelve years, and eight years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Technology includes internally developed software, which is amortized on a straight-line basis over three to five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. Amortization expense associated with finite-lived intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

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

The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. Lease contracts may include fixed payments for non-lease components, such as maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components. The Company does not recognize short-term leases, those lease contracts with durations of twelve months or less, in the consolidated balance sheets.

As applicable borrowing rates are not typically implied within the lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement.

Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a range of nine to forty years. Machinery and equipment are depreciated over a range of two to nineteen years. Repairs and maintenance costs are expensed as incurred. The cost of major improvements are capitalized. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the balance sheet accounts and the resulting gain or loss is included in other (expense) income, net in the consolidated statements of operations.

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

Guarantees
The Company's guarantees are primarily related to bank loans to suppliers for crop production financing. The Company guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America. Under longer-term arrangements, the Company may guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The fair value of the Company's guarantees are recorded in accrued expenses and other current liabilities in the consolidated balance sheets and included in crop costs, except for the joint venture in Brazil, which are included in other receivables.

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

The Company's investment objectives for plan assets are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs and portfolio volatility. The financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Portfolio performance is measured against investment objectives and objective benchmarks, including but not limited to: FTSE 90 Day Treasury Bill, Bloomberg Intermediate Govt/Credit, Bloomberg Aggregate, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2500 Growth, MSCI EAFE, HFR Absolute Return, and HFR Equity Hedge. The portfolio objective is to exceed the actuarial return on assets assumption. The Company is exploring partial risk transfer and or full plan terminations. As a result, investment strategies across the plans have been modified to reflect a shorter plan horizon and a secondary objective to minimize plan funding level volatility through partial or full liability driven investment strategies. Management and the plan's consultant regularly review portfolio allocations and periodically rebalance the portfolio to the targeted allocations according to the guidelines set forth in the Company's investment policy. Equity securities do not include the Company's common stock. The Company's diversification and risk control processes serve to minimize the concentration and experience of risk. There are no significant concentrations of risk, in terms of sector, industry, geography, or individual company or companies.

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

The financial statements of foreign subsidiaries, for which the USD is the functional currency and which have certain transactions denominated in a local currency, are remeasured into USD. The remeasurement of local currencies into USD results in remeasurement adjustments that are included in net income. Exchange gains (losses) from remeasurement are recorded in cost of goods and services sold and other (expense) income, net within the consolidated statements of operations.

Securitized Receivables
The Company sold trade receivables to unaffiliated financial institutions under multiple accounts receivable securitization facilities. Under the facilities, the receivables sold for cash are removed from the consolidated balance sheets. Under some of the facilities, a portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors.

The net cash proceeds received by the Company in cash at the time of sale (cash purchase price) are included as cash used by operating activities in the statements of consolidated cash flows. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in trade and other receivables, net in the consolidated balance sheets and are valued using unobservable inputs (i.e., Level three inputs), primarily discounted cash flow. The net cash proceeds received by the Company as deferred purchase price are included in net cash provided by investing activities in the consolidated statements of cash flows. Additionally, cash obtained as a beneficial interest for transferring trade receivables in a securitization transaction has been added as a noncash disclosure to the consolidated statements of cash flows.

The difference between the carrying amount of the receivables sold under these facilities and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in other

(expense) income, net in the statements of consolidated operations. Program costs are recorded in other (expense) income, net in the consolidated statements of operations.

Stock-Based Compensation
Prior to the Company’s emergence from the Chapter 11 Cases, Old Pyxus’ shareholders approved the 2016 Incentive Plan (the "2016 Plan") at its Annual Meeting of Shareholders on August 12, 2016. The 2016 Plan is the successor to the 2007 Incentive Plan (the "2007 Plan"), which was amended on August 11, 2011 and August 6, 2009. The 2016 Plan is an omnibus plan that provided the Company the flexibility to grant a variety of stock-based awards including stock options, restricted stock, restricted stock units, performance-based restricted stock units, and cash-settled awards to its officers, directors, and employees. The Company estimated forfeitures of stock-based awards using historical experience. Stock-based compensation expense was included in selling, general, and administrative expenses in the consolidated statements of operations.

Subsequent to the Company’s emergence from the Chapter 11 Cases, the Company’s Board of Directors adopted the 2020 Incentive Plan (the "2020 Plan") on November 18, 2020. The 2020 Plan provides the Company the flexibility to grant a variety of stock-based awards including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, and incentive awards to its officers, directors, and employees. For stock-based awards without performance conditions, the Company recognizes stock-based compensation cost on a straight-line basis over the vesting period of the award. For stock-based awards with performance conditions, the Company recognizes stock-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company estimates forfeitures of stock-based awards using historical experience. Stock-based compensation expense, if any, is included in selling, general, and administrative expenses in the consolidated statements of operations.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes during interim periods when there are changes in tax laws or when year-to-date losses exceed anticipated losses, and the recognition of deferred tax liabilities for outside basis differences in foreign investments. This guidance also simplifies aspects of the accounting for franchise taxes that are partially based on income, separate financial statements of legal entities not subject to tax, and clarifies the accounting for transactions that result in a stepup in the tax basis of goodwill. The guidance became effective for the Company on April 1, 2021. The adoption of this new accounting standard did not have a material impact on the Company's financial condition, results of operations, cash flows, or disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. This ASU created ASC Topic 832, Government Assistance, and requires certain information be disclosed regarding assistance received from a government entity when either a grant or contribution accounting model is applied. The new disclosures are required for annual periods for transactions with a government entity that are within the scope of the Topic. The new disclosure guidance will be adopted prospectively and is effective for the Company's fiscal year beginning April 1, 2022. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its disclosures.

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

Reorganization Items
Expenditures, gains, and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as reorganization items, net in the consolidated statements of operations, and include the following:

Five months ended August 31, 2020
Reorganization items, net
Gain on settlement of liabilities subject to compromise	$462,304
Professional fees	(30,526)
United States trustee fees	(970)
Write-off of unamortized debt issuance costs and discount	(5,303)
Issuance of exit facility shares and DIP financing fees	(208,538)
Other debt restructuring costs	(19,442)
Fresh start reporting adjustments	(91,541)
Total	$105,984

Summary Features of the Plan of Reorganization
On the Effective Date, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, Inc. ("Pyxus Holdings"), which is a subsidiary of the Company. Under the Plan, all suppliers, vendors, employees, trade partners, foreign lenders, and landlords were unimpaired and were satisfied in full in the ordinary course of business, and the existing trade and customer contracts and terms of Old Pyxus were maintained by the Company and its subsidiaries. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate the Old Pyxus business in the ordinary course. Old Pyxus, which retained no assets, has commenced a dissolution process and is being wound down.

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

•Three new Virginia corporations (i.e., the Company (then known as "Pyxus One, Inc."), Pyxus Parent, Inc. and Pyxus Holdings) were organized.
•Pyxus Parent, Inc. issued all of its equity interests to the Company in exchange for 25,000 shares of common stock, no par value, of the Company (such common stock is referred to as "New Common Stock" and the 25,000 shares of which are referred to as the "Equity Consideration"). Pyxus Holdings then issued all of its equity interests to Pyxus Parent, Inc. in exchange for the Equity Consideration.

•Pyxus Holdings entered into the Exit ABL Credit Agreement (as defined below) to borrow cash under the Exit ABL Credit Facility (as defined below) which together with cash on-hand was sufficient to fund (1) the distributions to holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to take the Second Lien Notes Cash Option (as defined in the Plan) and (2) the Existing Equity Cash Pool (as defined in the Plan) (collectively such amount of cash is referred to as the "Cash Consideration").
•Pursuant to an Asset Purchase Agreement, Old Pyxus transferred to Pyxus Holdings all of its assets (including by assuming and assigning all of Old Pyxus’ Executory Contracts and Unexpired Leases (as such terms are defined in the Plan) to Pyxus Holdings in accordance with the Plan, other than those Executory Contracts and Unexpired Leases that were rejected) and Pyxus Holdings assumed all of Old Pyxus’ obligations that are not discharged under the Plan (including all of Old Pyxus’ obligations to satisfy Allowed Administrative Claims, Allowed Professional Fee Claims, Allowed Other Secured Claims, Allowed Other Priority Claims, Allowed Foreign Credit Line Claims, Allowed General Unsecured Claims, Allowed Debtor Intercompany Claims, and Allowed Debtor Intercompany Claims as set forth in the Plan (as such terms are defined in the Plan)) in exchange for (i) Pyxus Holdings transferring the Equity Consideration to Old Pyxus, (ii) Pyxus Holdings transferring the Cash Consideration to Old Pyxus, (iii) Pyxus Holdings issuing the Notes (as defined below) under the Indenture (as defined below) which, on behalf of Old Pyxus, was issued to the Holders of Allowed First Lien Notes Claims (as defined in the Plan) as set forth in the Plan, and (iv) Pyxus Holdings issuing the Exit Term Loans (as defined below) under the Exit Term Loan Credit Facility (as defined below) which, on behalf of Old Pyxus, was issued to the holders of the DIP Facility Claims (as defined in the Plan) as set forth in the Plan. In addition to the transfer of assets to Pyxus Holdings, Pyxus Holdings made an offer of employment to all employees of Old Pyxus and all such employees became employed by Pyxus Holdings, or a designated subsidiary, upon the effectiveness of the Plan on the same terms and conditions existing immediately prior to the effectiveness of the Plan.
•The Company and Pyxus Parent, Inc., along with each applicable subsidiary of the Company, guaranteed the Notes, the Exit Term Loan Credit Facility, and the Exit ABL Credit Facility.
•Old Pyxus provided for the distribution of (i) the Notes to the Holders of Allowed First Lien Notes Claims pursuant to the Plan, (ii) approximately 12,500 shares of New Common Stock to Holders of Allowed Second Lien Notes Claims (as defined in the Plan) that elected to receive New Common Stock under the Second Lien Notes Stock Option (as defined in the Plan) pursuant to the Plan, (iii) cash to the Holders of Allowed Second Lien Notes Claims that elected to take or are deemed to elect to take the Second Lien Notes Cash Option (as defined in the Plan), (iv) cash to the Qualifying Holders (as defined in the Plan) of the common stock of Old Pyxus pursuant to the Plan, (v) the Exit Term Loans under the Exit Term Loan Credit Facility and approximately 11,100 shares of New Common Stock to the Holders of the DIP Facility Claims pursuant to the Plan, and (vi) approximately 1,400 shares of New Common Stock in satisfaction of the Second Lien Notes RSA Fee Shares (as defined in the Plan) and in satisfaction of the Backstop Fee Shares (as defined in the Plan) to the persons entitled thereto pursuant to the terms and conditions of the Restructuring Support Agreement, dated June 14, 2020, by and among Old Pyxus and certain of its creditors party thereto, which was filed as Exhibit 10.1 to the Current Report on Form 8-K of Old Pyxus filed on June 15, 2020.
•Old Pyxus changed its name to Old Holdco, Inc., and the Company changed its name to Pyxus International, Inc.
•The Company elected a Board of Directors, initially comprising J. Pieter Sikkel, Holly Kim, and Patrick Fallon, and appointed as its officers the individuals serving as officers of Old Pyxus to the same offices held immediately prior to the effectiveness of the Old Plan.

The Company as Successor Issuer
As a result of these transactions, the Company is deemed to be the successor issuer to Old Pyxus under Rule 12g‑3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the shares of New Common Stock were deemed to be registered under Section 12(g) of the Exchange Act and the Company was thereby deemed to be subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder and, in accordance therewith, is required to file reports and other information with the Securities and Exchange Commission.

Exit ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit ABL Credit Agreement (the "Exit ABL Credit Agreement"), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility (the "Exit ABL Credit Facility"). The Exit ABL Credit Facility provided for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. Refer to "Note 19. Debt Arrangements" for a description of the Exit ABL Credit Agreement and the Exit ABL Credit Facility.

Exit Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into an Exit Term Loan Credit Agreement (the "Exit Term Loan Credit Agreement"), dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish a term loan credit facility in an aggregate principal amount of approximately $213,418 (the "Exit Term Loan Credit Facility"). The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility (the "DIP Facility"), and related fees, were converted into, or otherwise satisfied with the proceeds of, the Exit Term Loan Credit Facility. The loans made under the Exit Term Loan Credit Facility (the "Exit Term Loans") and the Exit Term Loan Credit Facility mature on February 24, 2025. Refer to "Note 19. Debt Arrangements" for a description of the Exit Term Loan Credit Agreement, the Exit Term Loan Credit Facility and the Exit Term Loans.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of its 10.00% Senior Secured First Lien Notes due 2024 (the "Notes") to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to an Indenture (the "Indenture") dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes mature on August 24, 2024. Refer to "Note 19. Debt Arrangements" for a description of the Notes and the Indenture.

Shareholders Agreement
On August 24, 2020, the Company entered into a Shareholders Agreement (the "Shareholders Agreement"), among the Company and the investors listed therein, each other beneficial owner of the Company's common stock as of the date of the Shareholder Agreement deemed to be a party thereto pursuant to the Plan and other persons that may from time to time become parties thereto (collectively, the "Investors"). The Shareholders Agreement provides that each of Glendon Capital Management LP (together with its affiliates, the "Glendon Investor") and Monarch Alternative Capital LP (together with its affiliates, the "Monarch Investor") shall be entitled to nominate two individuals to serve on the seven-member Board of Directors of the Company so long as it beneficially owns at least 20% of the outstanding shares of the Company's common stock, or one individual to serve as such a director if it beneficially owns fewer than 20% of the outstanding shares but at least 10% of the outstanding shares. The Shareholders Agreement provides that the Investors shall take all necessary action to elect such nominees of each of the Glendon Investor and the Monarch Investor as directors, as well as the election of the chief executive officer of the Company as a director and other individuals qualifying as independent directors to be selected by Investors that beneficially own 5% or more of the outstanding shares of common stock of the Company, as determined by a majority of the shares of the Company's common stock beneficially owned by such Investors. The Shareholders Agreement provides that the chairperson of the Board of Directors of the Company is to be elected by a majority of the directors that had been nominated by the Glendon Investor (the "Glendon Directors") and those that had been nominated by the Monarch Investor (the "Monarch Directors"), with the chairperson of such Board to be elected by the Board of Directors of the Company if the Glendon Directors and Monarch Directors are together fewer than three in number or fail to appoint a chairperson. The Shareholders Agreement also includes provisions for the removal and replacement of the Glendon Directors at the request of the Glendon Investor and the removal and replacement of the Monarch Directors at the request of the Monarch Director, as well as provisions with respect to the calling and quorum of meetings of the Board of Directors of the Company, membership of committees of the Board of Directors of the Company, and compensation and insurance of members of the Board of Directors of the Company.

The Shareholders Agreement also provides for tag-along rights for Investors beneficially owning 1% or more of the outstanding shares of the Company's common stock (the "1% Investors") upon the transfer by an Investor or group of Investors of 20% or more of the outstanding shares of the Company's common stock, drag-along rights upon the transfer of shares by an Investor or group of Investors of 50% or more of the outstanding shares of the Company's common stock, rights of first offer with respect to the transfer by an Investor, subject to certain exceptions, of 1% or more of the outstanding shares of the Company common stock, pre-emptive rights to the 1% Investors upon issuance of new securities by the Company, and demand and piggyback registration rights.

The Shareholders Agreement includes the agreement of the Investors not to transfer shares of common stock of the Company (i) in violation of federal and state securities laws, (ii) in a transfer that would cause the Company to be regarded as an "investment company" under the Investment Company Act of 1940, as amended, (iii) in a transfer, at any time that the Company is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, that would cause the number of holders of the Company's common stock to exceed specified thresholds, or (iv) in a transfer that is, to the knowledge of the transferor after reasonable inquiry, (A) to any specified competitor of the Company (B) or to a person that would become either a beneficial owner of 5% of the outstanding common stock of the Company or a "5-percent shareholder" within the meaning of Section 382 of the Internal Revenue Code and the regulations promulgated thereunder (collectively, a "5% Holder"). The Shareholders Agreement provides that the Board of Directors may waive these restrictions, provided that any waiver of the restriction with respect to a person that would become a 5% Holder upon such transfer may be waived only if the transferee enters into a joinder agreeing to be bound by the Shareholders Agreement.

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

Reorganization Value
The reorganization value represents the fair value of the Company’s total assets before considering liabilities and is intended to approximate the amount a willing buyer would pay for the Company’s assets immediately after restructuring. The reorganization value was derived from the enterprise value, which represents the estimated fair value of an entity’s long-term debt and equity. As set forth in the Plan, the enterprise value (excluding cash) of the Company was estimated to be in the range of $1,251,000 to $1,524,000 with a midpoint of $1,388,000. The Company estimated its enterprise value to be $1,252,379, which is near the low point of the range. The Company believes utilizing an estimated enterprise value near the low point of the range is appropriate due to the identification of Level 1 trading activity that indicated the estimated enterprise value was near the low point of the range, the Company's performance lagging behind plan (due in part to the continued impact of the COVID-19 pandemic), and the utilization of an increased discount rate for the All Other long-term projections.

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

Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet as of August 31, 2020 reflect the effects of the transactions contemplated by the Plan and executed on the Fresh Start Reporting Date (reflected in the column entitled "Reorganization Adjustments") as well as the fair value and other required accounting adjustments resulting from the adoption of fresh start reporting (reflected in the column entitled "Fresh Start Reporting Adjustments"). Pre-petition liabilities that were allowed as claims in the Chapter 11 Cases are classified as liabilities subject to compromise within the consolidated balance sheet.

	August 31, 2020
				Fresh Start Reporting Adjustments
	Predecessor	Reorganization Adjustments		As Reported at September 30, 2020	As Adjusted at December 31, 2020		Successor
Assets
Current assets
Cash and cash equivalents	$111,427	$(18,289)	(1)	$—	$—		$93,138
Restricted cash	2,949	21,500	(2)	—	—		24,449
Trade receivables, net	152,309	—		—	—		152,309
Other receivables	13,227	—		—	—		13,227
Accounts receivable, related parties	2,780	—		—	—		2,780
Inventories, net	861,851	—		—	—		861,851
Advances to tobacco suppliers, net	44,061	—		—	—		44,061
Recoverable income taxes	5,830	—		—	—		5,830
Prepaid expenses	34,350	—		—	—		34,350
Other current assets	15,059	—		—	—		15,059
Total current assets	1,243,843	3,211		—	—		1,247,054
Restricted cash	389	—		—	—		389
Investments in unconsolidated affiliates	54,460	—		13,291	30,531	(13)	84,991
Goodwill	6,120	—		48,756	31,815	(14)	37,935
Other intangible assets, net	64,924	—		1,596	6,075	(15)	70,999
Deferred income taxes, net	125	—		9,638	7,484	(16)	7,609
Long-term recoverable income taxes	3,130	—		—	—		3,130
Other noncurrent assets	45,821	3,139	(3)	(310)	(310)	(17)	48,650
Right-of-use assets	39,576	—		(4,281)	(4,281)	(18)	35,295
Property, plant, and equipment, net	299,293	—		(124,965)	(125,820)	(19)	173,473
Total assets	$1,757,681	$6,350		$(56,275)	$(54,506)		$1,709,525
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$461,783	$—		$—	$—		$461,783
DIP financing	206,700	(206,700)	(4)	—	—		—
Accounts payable	58,813	334	(5)	25	25		59,172
Accounts payable, related parties	26,125	—		—	—		26,125
Advances from customers	23,967	—		—	—		23,967

Accrued expenses and other current liabilities	113,118	(31,853)	(6)	(1,792)	(1,792)	(20)	79,473
Income taxes payable	8,319	—		—	—		8,319
Operating leases payable	11,083	—		(992)	(992)	(21)	10,091
Current portion of long-term debt	90	—		—	—		90
Total current liabilities	909,998	(238,219)		(2,759)	(2,759)		669,020
Long-term taxes payable	7,623	—		—	—		7,623
Long-term debt	277,090	250,546	(7)	(15,304)	(15,304)	(22)	512,332
Deferred income taxes	20,749	91	(8)	(10,070)	(7,742)	(23)	13,098
Liability for unrecognized tax benefits	13,420	—		—	—		13,420
Long-term leases	25,728	—		(2,263)	(2,263)	(21)	23,465
Pension, postretirement, and other long-term liabilities	71,898	—		3,467	3,467	(24)	75,365
Total liabilities not subject to compromise	1,326,506	12,418		(26,929)	(24,601)		1,314,323
Liabilities subject to compromise
Debt subject to compromise	635,686	(635,686)	(9)	—	—		—
Accrued interest on debt subject to compromise	26,156	(26,156)	(9)	—	—		—
Total liabilities subject to compromise	661,842	(661,842)		—	—		—
Total liabilities	1,988,348	(649,424)		(26,929)	(24,601)		1,314,323

Stockholders’ equity
Common Stock— no par value:
Predecessor common stock (shares)	9,976	(9,976)		—	—		—
Successor common stock (shares)	—	25,000		—	—		25,000
Predecessor additional paid-in capital	468,147	(468,147)	(10)	—	—		—
Successor additional paid-in capital	—	391,402	(11)	—	(313)		391,089
Retained deficit	(644,250)	728,160	(12)	(83,910)	(83,910)	(25)	—
Accumulated other comprehensive loss	(54,484)	—		54,484	54,484	(26)	—
Total stockholders’ equity (deficit) of Pyxus International, Inc.	(230,587)	651,415		(29,426)	(29,739)		391,089
Noncontrolling interests	(80)	4,359		80	(166)		4,113
Total stockholders’ equity (deficit)	(230,667)	655,774		(29,346)	(29,905)		395,202
Total liabilities and stockholders’ equity	$1,757,681	$6,350		$(56,275)	$(54,506)		$1,709,525

(1) The following summarizes the change in cash and cash equivalents:

Proceeds from Exit ABL Credit Facility, net of debt issuance costs	$26,861
Repayment of DIP Facility	(213,418)
Proceeds from Exit Term Loan Credit Facility	213,418
Proceeds from 10.0% first lien notes	280,844
Repayment of 8.5% first lien notes	(280,844)
Payment to fund professional fee escrow account	(21,500)
Payment of other professional and administrative fees	(11,828)
Payment of accrued interest on DIP Facility	(494)
Payment to holders of Predecessor second lien notes that elected the cash option	(1,199)
Payment to holders of Predecessor common stock	(1,000)
Payment of accrued interest on prepetition Predecessor first lien notes	(9,129)
$(18,289)

(2) Represents the funding of an escrow account for professional fees associated with the Chapter 11 Cases.
(3) Represents the capitalization of debt issuance costs related to the Exit ABL Credit Facility.
(4) Represents the conversion of the DIP Facility that was exchanged for the Exit Term Loan, and accordingly reclassified to long-term debt.
(5) Reflects the recognition of payables for professional fees to be paid subsequent to the Company's emergence from Chapter 11 Cases.
(6) The following summarizes the net change in accrued expenses and other current liabilities:

Payment of accrued interest on the DIP Facility	$(494)
Payment of accrued interest on the Predecessor first lien notes	(9,129)
Settlement of accrued backstop fee through the issuance of common stock	(18,000)
Reclassification of DIP Facility exit fee to long-term debt	(6,718)
Recognition of accrued interest from the Effective Date to the Convenience Date	1,044
Accrual for professional fees	1,444
$(31,853)

(7) The following summarizes the changes in long-term debt:

Draw on the Exit ABL Credit Facility	$30,000
Issuance of the Exit Term Loans (1)	213,418
Conversion of redemption fee on Predecessor first lien notes to Successor Notes	5,843
Derecognition of the original issue discount and the debt issuance costs on Predecessor first lien notes	1,285
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

5. CCAA Proceeding and Deconsolidation of Subsidiaries

On January 21, 2021, the Canadian Cannabis Subsidiaries applied for relief from their respective creditors pursuant to the CCAA Proceeding. On the Order Date, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Monitor. The order issued by the Canadian Court in the CCAA Proceeding on the Order Date included the following relief:

•approval for the Canadian Cannabis Subsidiaries to borrow under a debtor-in-possession financing facility (the "Canadian DIP Facility") from another non-U.S. subsidiary of Pyxus (the "DIP Lender") in an initial amount of up to Cdn.$8,000, which following approval by the Canadian Court was increased to Cdn.$16,000;
•a stay of proceedings in respect of the Canadian Cannabis Subsidiaries and the directors and officers of the Canadian Cannabis Subsidiaries (the "Canadian Directors and Officers") and the Monitor; and
•the granting of super priority charges against the property of the Canadian Cannabis Subsidiaries in favor of: (a) certain administrative professionals; (b) the Canadian Directors and Officers; and (c) the DIP Lender for amounts borrowed under the Canadian DIP Facility.

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

Deconsolidation of Subsidiaries
While the Canadian Cannabis Subsidiaries were at the time of the commencement of the CCAA Proceedings majority owned by the Company, the administration of the CCAA Proceeding, including the Canadian Court’s appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries at that time, and the deconsolidation of the Canadian Cannabis Subsidiaries’ assets and liabilities and elimination of their equity components from the Company’s consolidated financial statements as of January 21, 2021. The Canadian Cannabis Subsidiaries’ financial results are included in the Company’s consolidated results through January 20, 2021, which is the day prior to the Order Date. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment, which upon the Company's reevaluation of operating and reportable segments effective during the fourth quarter of the year ended March 31, 2022 is presented in the All Other category. Upon deconsolidation, the Company accounts for its investment in the Canadian Cannabis Subsidiaries using the cost method of accounting.

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

As of March 31, 2022, the Company's adjusted related party note receivable was $1,431, which resulted in a $4,537 loss in the year ended March 31, 2022 on the deconsolidation/disposition of subsidiaries recorded within the consolidated statements of operations. Pursuant to the CCAA Proceeding, the Company received funds in settlement of its debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to its equity interest in the Canadian Cannabis Subsidiaries. See "Note 30. Subsequent Events" for additional information.

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries, during their respective period of ownership by the Company, are treated as related-party transactions. See "Note 28. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries.

6. Revenue Recognition

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of e-liquids and non-tobacco agriculture product revenue. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment to the consolidated financial statements):

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Leaf:
Product revenue	$1,531,805	$814,507	$407,113	$1,428,586
Processing and other revenues	95,433	49,939	31,118	78,737
Total sales and other operating revenues	1,627,238	864,446	438,231	1,507,323
All Other:
Total sales and other operating revenues	12,624	19,882	9,369	19,938
Total sales and other operating revenues	$1,639,862	$884,328	$447,600	$1,527,261

Significant Judgments
The following summarizes activity in the claims allowance:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020
Balance, beginning of period	$1,830	$880	$1,130
Additions	1,586	2,963	642
Payments	(2,286)	(2,013)	(892)
Balance, end of period	$1,130	$1,830	$880

Contract Balances
The following summarizes activity in the allowance for expected credit losses:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020
Balance, beginning of period	$(20,900)	$(15,361)	$(15,893)
Additions	(4,212)	(5,809)	—
Write-offs	571	270	532
Balance, end of period	(24,541)	(20,900)	(15,361)
Trade receivables	272,218	196,812	167,670
Trade receivables, net	$247,677	$175,912	$152,309

Taxes Collected from Customers
Value-added taxes were $27,274, $21,819, and $25,187 for the years ended March 31, 2022, 2021, and 2020, respectively.
7. Other (Expense) Income, Net

The following summarizes the significant components of other (expense) income, net:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Losses on sale of receivables	$(5,833)	$(2,784)	$(2,907)	$(4,803)
Foreign currency (losses) gains	(2,776)	14,902	—	—
Loss on settlement for Brazilian IPI credits	—	(12,666)	—	—
Sales of Brazilian tax credits	—	—	2,938	9,039
Other, net	1,689	(9,377)	(682)	(8,642)
Gain on sale of fixed assets	3,818	310	112	6,539
Total	$(3,102)	$(9,615)	$(539)	$2,133

See "Note 20. Securitized Receivables" and "Note 25. Contingencies and Other Information" for additional information.

8. Restructuring and Asset Impairment Charges

The Company has continued its focus on cost saving initiatives. The employee separation and impairment charges are primarily related to continued wind down of the Company's industrial hemp cannabidiol ("CBD") operations and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Employee separation charges	$2,292	$7,816	$353	$4,592
Asset impairment and other noncash charges	5,739	4,001	213	1,054
Total restructuring and asset impairment charges	$8,031	$11,817	$566	$5,646

9. Income Taxes

As described in "Note 3. Emergence from Voluntary Reorganization under Chapter 11", on August 24, 2020, as part of the Chapter 11 plan of reorganization, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in a new Virginia corporation, Pyxus Holdings, which is an indirect subsidiary of the Company. Commencing upon the Effective Date, the Company, through its subsidiaries, continued to operate the Old Pyxus business in the ordinary course. Old Pyxus, which retained no assets, has commenced a dissolution and is being wound down. The tax attributes generated by Old Pyxus’ foreign subsidiaries (net operating loss carryforwards and income tax credits) survived the Chapter 11 proceedings and the Company expects, to the extent that a valuation allowance is not applicable, to use these tax attributes to reduce future tax liabilities. With regard to the U.S., tax attributes not utilized as part of the Chapter 11 proceedings or asset sale to Pyxus Holdings pursuant to the Plan will expire unutilized. The Company entered into a transfer agreement with Old Pyxus to transfer and assume the liability for unpaid installment payments of Old Pyxus under Internal Revenue Code Section 965(h) (i.e. transition tax) in the amount of $8,543.

Accounting for Uncertainty in Income Taxes
The following summarizes the changes to unrecognized tax benefits:

	Successor		Predecessor
	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Balance at April 1	$18,358	$19,481	$11,663
(Decrease) increase for prior year tax positions	(660)	128	4,177
Increase for current year tax positions	—	4,232	6,425
Reduction for settlements	—	(130)	(1,558)
Reorganization and Fresh Start Reporting	—	(5,246)	—
Impact of changes in exchange rates	27	(107)	(1,226)
Balance at March 31(1)	$17,725	$18,358	$19,481
(1) As of March 31, 2022, $14,138 would impact the Company's effective tax rate, if recognized.

The following summarizes changes in the Company's accrued interest and penalties for unrecognized tax benefits:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Interest, beginning of period	$1,474	$1,209
Increase	303	265
Interest, end of period	$1,777	$1,474

Penalties, beginning of period	$770	$815
Increase (decrease)	61	(45)
Penalties, end of period	$831	$770

To the extent unrecognized tax benefits represent an underpayment of taxes, the Company expects to continue accruing related interest expenses. During the year ended March 31, 2022, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, decreased from $20,602 to $20,333 primarily driven by the expiration of statute of limitations.

Due to the Company’s global operations, numerous tax audits may be ongoing throughout the world at any point in time. The Company's income tax liabilities are based on estimates of potential additional income taxes due upon the conclusion of such audits and are updated to reflect changes in facts and circumstances, as they become known. Due to the uncertain and complex application of tax regulations, it is possible that the resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional income tax expense or benefit in the period in which such resolution occurs or if estimates or judgments change. The Company does not expect to settle material uncertain tax positions that have been accrued in the next twelve months.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2022, the Company’s earliest open tax year for U.S. federal income tax purposes was its year ended March 31, 2019. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment.

Income Tax Provision
The components of (loss) income before income taxes and other items consisted of the following:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
U.S.	$(68,489)	$(54,688)	$28,350	$(111,532)
Non-U.S.	(10,875)	(86,978)	(12,341)	(32,883)
Total	$(79,364)	$(141,666)	$16,009	$(144,415)

The details of the amount shown for income taxes in the consolidated statements of operations and the consolidated statements of comprehensive (loss) income are as follows:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Current
Federal	$12	$142	$135	$(1,115)
Non-U.S.	16,515	13,424	10,718	22,065
Total Current	16,527	13,566	10,853	20,950

Deferred
Federal	(243)	6,370	(6,823)	102,658
Non-U.S.	(3,644)	(6,721)	(3,738)	8,181
Total Deferred	(3,887)	(351)	(10,561)	110,839
Total	$12,640	$13,215	$292	$131,789

The difference between income tax expense based on (loss) income before income taxes and other items and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Tax benefit at U.S. statutory rate	$(16,666)	$(29,750)	$3,362	$(30,328)
Benefit of other tax credits	(1,150)	(222)	(339)	(721)
Effect of non-U.S. income taxes	(961)	(9,659)	(1,914)	(1,951)
Tax on future remittances	(848)	3,305	(583)	10,561
Increase in reserves for uncertain tax positions	(315)	1,264	1,346	10,807
Deductible dividends	—	(889)	(1,237)	(2,140)
Reorganization/Fresh Start Reporting	—	38	(10,286)	—
Change in tax rates	433	(934)	1,451	822
Deconsolidation of Canadian Cannabis Subsidiaries	1,134	22,203	—	—
Withholding tax expense	1,488	1,797	584	2,225
Nondeductible interest	2,610	1,533	915	2,767
Permanent items	3,410	1,761	314	5,523
Section 59A waived deductions	3,960	—	—	—
Exchange effects and currency translation	4,344	5,778	4,555	10,896
Goodwill impairment	7,148	—	—	5,775
Change in valuation allowance	8,053	16,990	2,124	117,553
Actual tax expense	$12,640	$13,215	$292	$131,789

The following summarizes deferred tax assets (liabilities):

	March 31, 2022	March 31, 2021
Deferred tax assets:
Non-deductible interest carryforward	$23,074	$16,446
Reserves and accruals	21,896	20,998
Tax loss carryforwards	13,728	6,792
Fixed assets	2,965	5,101
Postretirement and other benefits	—	787
Derivative transactions	—	1,157
Operating lease liabilities	1,607	—
Other	5,001	2,705
Gross deferred tax assets	68,271	53,986
Valuation allowance	(32,641)	(25,273)
Total deferred tax assets	$35,630	$28,713

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(27,918)	$(28,779)
Derivative transactions	(2,790)	—
Intangible assets	(2,776)	(2,510)
Unrealized exchange gains	(1,568)	(1,063)
Operating lease right-of-use assets	(1,696)	—
Other	(4,054)	(2,242)
Total deferred tax liabilities	$(40,802)	$(34,594)
Net deferred tax liability	$(5,172)	$(5,881)

The following summarizes the breakdown between deferred tax assets (liabilities):

	March 31, 2022	March 31, 2021
Noncurrent asset	$6,498	$7,063
Noncurrent liability	(11,670)	(12,944)
Net deferred tax liability	$(5,172)	$(5,881)

The following summarizes the change in the Company's valuation allowance for deferred tax assets:

Balance at March 31, 2019 (Predecessor)	$36,524
Changes to expenses (1)	117,667
Changes to other accounts(2)	(1,207)
Deductions(3)	(1,926)
Balance at March 31, 2020 (Predecessor)	151,058
Changes to expenses	19,115
Changes to other accounts(2)	1,057
Deductions(4)	(145,957)
Balance at March 31, 2021 (Successor)	25,273
Changes to expenses	8,624
Changes to other accounts(2)	(1,256)
Balance at March 31, 2022 (Successor)	$32,641
(1) Recognition of global valuation allowances related to the Company’s financial position.
(2) Other comprehensive (loss) income.
(3) Currency translation and direct write-off.
(4) Release of valuation allowance related to emergence from U.S. Chapter 11 Bankruptcy and related fresh start reporting as well as deconsolidation of the Canadian Cannabis Subsidiaries.

Realization of deferred tax assets is dependent on generating sufficient taxable income in the appropriate timeframe and of the appropriate character. The Company believes that it is more likely than not that a portion of the deferred tax assets will be realized, but realization of all tax assets is not assured. As a result, the Company recorded a valuation allowance on its deferred tax assets not expected to be realized. The valuation allowance increased primarily due to the impact of U.S. derived deferred interest expense.

The following summarizes the gross amount and expiration dates of our operating loss carryforwards at March 31, 2022:

	Expiration Date	Amounts
U.S. federal and state net operating loss carryforwards	2023-2027	$—
U.S. federal and state net operating loss carryforwards	Thereafter	938
U.S. federal and state net operating loss carryforwards	Indefinite	20,409
Non-U.S. net operating loss and tax credit carryforwards	2023-2027	13,717
Non-U.S. net operating loss and tax credit carryforwards	Thereafter	9,798
Non-U.S. net operating loss and tax credit carryforwards	Indefinite	23,713
Total		$68,575

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed without incurring material incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions or sales of minority owned investments.

The Company has not recorded a deferred tax liability for U.S. or foreign tax from foreign subsidiary unremitted earnings and profits where an indefinite reinvestment assertion was made on the basis that this group of foreign subsidiaries does not expect to have available excess cash and cash equivalents to remit in the foreseeable future or has specific needs for available excess cash. The unrecorded tax liability associated with indefinitely reinvested foreign subsidiary earnings is not practicable to estimate due to the inherent complexity of the Company's global operations.

10. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Basic (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(82,119)	$(136,686)	$19,037	$(264,661)
Shares:
Weighted Average Number of Shares Outstanding	25,000	25,000	9,976	9,148
Basic (loss) earnings per share	$(3.28)	$(5.47)	$1.91	$(28.93)

Diluted (loss) earnings per share:
Net (loss) income attributable to Pyxus International, Inc.	$(82,119)	$(136,686)	$19,037	$(264,661)
Shares:
Weighted average number of shares outstanding	25,000	25,000	9,976	9,148
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	—	16	—
Adjusted weighted average number of shares outstanding	25,000	25,000	9,992	9,148
Diluted (loss) earnings per share	$(3.28)	$(5.47)	$1.91	$(28.93)

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

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Antidilutive stock options and other awards	—	—	427	427
Antidilutive stock options and other awards under stock-based compensation programs excluded based on reporting a net loss for the period	—	—	—	25
Total common stock equivalents excluded from diluted loss per share	—	—	427	452
Weighted average exercise price	$—	$—	$56.86	$56.64

11. Inventories, Net

The following summarizes the composition of inventories, net, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment to the consolidated financial statements:

	March 31, 2022	March 31, 2021
Processed tobacco	$517,613	$534,711
Unprocessed tobacco	193,406	156,915
Other tobacco related	29,694	25,979
All Other	8,714	10,288
Total	$749,427	$727,893

12. Advances to Tobacco Suppliers, Net

The mark-up and interest on advances to tobacco suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $16,619 and $14,139 as of March 31, 2022 and 2021, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $6,814 and $6,183 as of March 31, 2022 and 2021, respectively.

The following summarizes the classification of advances to tobacco suppliers:

	March 31, 2022	March 31, 2021
Current	$48,932	$43,569
Noncurrent	428	477
Total	$49,360	$44,046

There were $10, $1,550, and $(68) of expenses (income) for unrecovered (recovered) advances from abnormal yield adjustments or unrecovered (recovered) amounts from prior crops for the year ended March 31, 2022, seven months ended March 31, 2021, and five months ended August 31, 2020, respectively.

13. Acquisitions and Dispositions

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

The acquisition of Criticality was a business combination achieved in stages, which required the Company to remeasure its previously held equity interest in Criticality at its acquisition date fair value. This remeasurement resulted in a loss of approximately $2,667 being recorded in other (expense) income, net within the consolidated statements of operations for the five months ended August 31, 2020. The assets and liabilities were recorded at their fair value.

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

The following summarizes the revenue, operating loss, and net loss for Criticality as well as the resulting impact to basic and diluted (loss) earnings per share:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020
Revenue	214	139	—
Operating loss	(7,236)	(5,713)	(3,117)
Net loss	(8,286)	(12,224)	(3,317)

Impact to (loss) earnings per share:
Basic and Diluted	(0.33)	(0.49)	(0.33)

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

Disposition of Humble Juice Co., LLC
On November 23, 2021, the Company disposed of its ownership interests in Humble Juice Co., LLC ("Humble Juice"), a manufacturer and distributor of flavored e-liquids, in exchange for royalties on future revenue, which was recorded as other assets in the consolidated balance sheet as of March 31, 2022. Humble Juice's financial results are included in the Company's consolidated results through the transaction date within the All Other category. On the date of the transaction, Humble Juice's assets, liabilities, and equity components were eliminated from the Company's consolidated financial statements. The Company recognized a loss on the disposition of Humble Juice of $5,374 during the three months ended December 31, 2021.

14. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2022:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	45,483
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)
(1) The basis difference for the Company's equity method investments is primarily due to $30,531 of fair value adjustments from fresh start reporting that were recorded in the year ended March 31, 2021.

The following summarizes aggregate financial information for these equity method investments:

	Successor		Predecessor
Operations statement:	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Sales	$292,777	$217,232	$67,553	$293,163
Gross profit	56,752	49,778	14,151	50,209
Net income	22,729	26,728	5,869	16,667
Company's dividends received	9,671	317	5,104	7,348

Balance sheet:	March 31, 2022	March 31, 2021
Current assets	$375,015	$224,106
Property, plant, and equipment and other assets	42,841	43,648
Current liabilities	289,816	138,833
Long-term obligations and other liabilities	2,999	3,937

15. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	March 31, 2022	March 31, 2021
Investments in variable interest entities	$88,118	$89,560
Receivables with variable interest entities	2,211	13,497
Guaranteed amounts to variable interest entities (not to exceed)	55,884	56,067

16. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

		Amortizable Intangibles
	Goodwill	Customer Relationships	Production and Supply Contracts	Technology	Licenses	Trade Names	Total
Weighted average remaining useful life in years as of March 31, 2022		10.30	0.00	5.80	0.00	12.42
March 31, 2020 (Predecessor)
Gross carrying amount	$—	$30,931	$3,676	$3,303	$27,664	$374	$65,948
Additions	6,120	—	—	—	—	—	6,120
Amortization expense	—	(1,675)	(71)	(497)	(980)	(25)	(3,248)
Impact of foreign currency translation	—	—	—	41	2,183	—	2,224
Fresh Start Adjustment	(6,120)	(29,256)	(3,605)	(2,847)	(28,867)	(349)	(71,044)
August 31, 2020 (Predecessor)	$—	$—	$—	$—	$—	$—	$—

September 1, 2020 (Successor)	$37,935	$29,200	$—	$11,000	$19,000	$11,800	$108,935
Additions	—	—	—	4,080	—	—	4,080
Amortization expense	—	(1,470)	—	(2,222)	(924)	(497)	(5,113)
Deconsolidation of Canadian Cannabis Subsidiaries	—	—	—	—	(18,076)	(474)	(18,550)
Impairment	(1,082)	—	—	—	—	—	(1,082)
Net March 31, 2021 (Successor)	$36,853	$27,730	$—	$12,858	$—	$10,829	$88,270
Additions	—	—	—	840	—	—	840
Amortization expense	—	(2,427)	—	(2,227)	—	(807)	(5,461)
Disposition of Humble Juice (1)	(4,667)	(1,735)	—	—	—	—	(6,402)
Impairment (2)	(32,186)	—	—	—	—	—	(32,186)
March 31, 2022 (Successor)	$—	$23,568	$—	$11,471	$—	$10,022	$45,061
(1) See "Note 13. Acquisitions and Dispositions" for additional information.
(2) $372 of the impairment occurred during the three-month period ended December 31, 2021. The remaining $31,814 of impairment occurred during the three-month period ended March 31, 2022.

Goodwill
As of January 1, 2022, the Company performed its annual assessment of goodwill for its reporting units. The assessment of qualitative factors indicated that it was more likely than not that the fair value of each reporting unit was less than its carrying value primarily due to a sustained decline in the implied value of the Company's long-term debt and equity based on public trading since the emergence from the Chapter 11 Cases on August 24, 2020, as well as uncertainty in the Company's estimate of timing for future operating results due to the recent economic effects of the COVID-19 pandemic, including related variants. As a result, the Company performed a quantitative impairment test by comparing the fair value of each reporting unit to its carrying value. The fair value for each reporting unit was determined using the DCF method of the income approach. The quantitative impairment test conducted for each reporting unit concluded that the fair value of each reporting unit was less than its carrying value. The excess of carrying value over fair value for each reporting unit exceeded the amount of goodwill that was allocated to the reporting unit, leading the Company to record a full impairment of goodwill at each reporting unit as follows:

Three months ended
March 31, 2022
Leaf - Africa	$8,341
Leaf - Asia	6,311
Leaf - Europe	5,566
Leaf - North America	3,901
Leaf - South America	5,730
E-liquids	1,965
Total	$31,814

Other Intangible Assets, Net
The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Technology(1)	Trade Names	Total
2023	$2,298	$1,970	$807	$5,075
2024	2,298	2,138	807	5,243
2025	2,298	1,987	807	5,092
2026	2,298	1,713	807	4,818
2027	2,298	1,546	807	4,651
Thereafter	12,078	2,117	5,987	20,182
	$23,568	$11,471	$10,022	$45,061
(1) Estimated amortization expense for technology is based on costs accumulated as of March 31, 2022. These estimates will change as new costs are incurred and until the software is placed into service.

17. Leases

The Company does not have material finance leases. The following summarizes weighted-average information associated with the measurement of remaining operating leases:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term	6.2 years	6.4 years
Weighted-average discount rate	12.8%	12.2%

The following summarizes lease costs for operating leases:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Operating lease costs	$14,752	$9,099	$7,018	$16,792
Variable and short-term lease costs	7,991	3,957	2,631	6,710
Total lease costs	$22,743	$13,056	$9,649	$23,502

The following summarizes supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year Ended March 31, 2020
Operating cash flows impact - operating leases	$13,677	$8,242	$7,791	$15,625
Right-of-use assets obtained in exchange for new operating leases	7,054	12,848	4,782	10,377

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the consolidated balance sheets as of March 31, 2022:

2023	$12,211
2024	10,404
2025	6,502
2026	5,666
2027	4,831
Thereafter	14,062
Total future minimum lease payments	53,676
Less: amounts related to imputed interest	17,007
Present value of future minimum lease payments	36,669
Less: operating lease liabilities, current	8,065
Operating lease liabilities, non-current	$28,604

During the year ended March 31, 2020, a wholly owned subsidiary of the Company completed a sale-leaseback transaction for a facility in Europe. Net proceeds from the sale were $7,084. Under the lease agreement, the Company continued to occupy the space rent free until March 31, 2021. The transaction resulted in a gain of $6,400 during the year ended March 31, 2020, which is included in other (expense) income, net in the consolidated statements of operations.

18. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	March 31, 2022	March 31, 2021
Land	$32,023	$30,657
Buildings	43,465	41,971
Machinery and equipment	77,243	73,175
Total	152,731	145,803
Less: accumulated depreciation (1)	(15,210)	(5,666)
Total property, plant, and equipment, net	$137,521	$140,137
(1) This balance was partially reduced by the disposition of certain fully depreciated assets during the year ended March 31, 2022.

The following summarizes depreciation expense recorded in cost of goods and services sold and selling, general, and administrative expenses:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Depreciation expense recorded in cost of goods and services sold	$8,908	$5,987	$12,123	$26,035
Depreciation expense recorded in selling, general, and administrative expenses	2,272	1,444	1,648	3,351
Total depreciation	$11,180	$7,431	$13,771	$29,386

19. Debt Arrangements

The following table summarizes the Company’s debt financing as of the dates set forth below:

			Outstanding
	Interest		March 31, 2022	March 31, 2021	Long Term Debt Repayment Schedule by Fiscal Year
	Rate				2023	2024	2025	2026	Later
Senior secured credit facilities:
ABL Credit Facility	3.2%	(1)	$90,000	$—	$—	$—	$90,000	$—	$—
Exit ABL Credit Facility	5.8%	(1)	—	67,500	—	—	—	—	—
DDTL Facility (2)	10.6%	(1)	107,832	—	107,832	—	—	—	—
Senior secured notes:
10.0% senior secured first lien notes (3)	10.0%		270,762	267,353	—	—	270,762	—	—

Exit Term Loan Credit Facility (4)	9.6%	(1)	219,500	215,594	—	—	219,500	—	—
Other long-term debt	1.4%	(1)	239	2,910	24	100	100	15	—
Notes payable to banks (5)	6.1%	(1)	378,612	372,174	378,612	—	—	—	—
Total debt			$1,066,945	$925,531	$486,468	$100	$580,362	$15	$—
Short-term (5)			$378,612	$372,174
Long-term:
Current portion of long-term debt			$107,856	$2,122
Long-term debt			580,477	551,235
			$688,333	$553,357

Letters of credit			$9,038	$2,468

(1) Weighted average rate for the twelve months ended March 31, 2022. As the ABL Credit Facility and the DDTL Facility have not been outstanding for a trailing twelve-month period, the interest rate is the weighted average rate from inception through March 31, 2022.
(2) Balance of $107,832 is net of original issue discount of $2,418. Total repayment will be $110,250, which includes an estimated $5,250 exit fee payable upon repayment.
(3) Balance of $270,762 is net of original issue discount of $10,082. Total repayment will be $280,844.
(4) Upon emergence from Chapter 11 bankruptcy on the Effective Date, the DIP Facility entered into at the Petition Date converted into the Exit Term Loan Credit Facility. The aggregate balance of the Exit Term Loan Credit Facility of $219,500 includes $4,967 of accrued paid-in-kind interest.
(5) Primarily foreign seasonal lines of credit.

ABL Credit Facility
On February 8, 2022, Pyxus Holdings, certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc., as guarantors, entered into an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•85% of eligible accounts receivable, plus
•90% of eligible credit insured accounts receivable, plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, minus
•applicable reserves.

At March 31, 2022, $10,000 was available for borrowing under the ABL Credit facility, after reducing availability by the aggregate borrowings under the ABL Credit facility of $90,000 outstanding on that date and the $20,000 of Domestic Availability (as defined in the ABL Credit Agreement) required to be maintained.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Bloomberg-Short-Term Bank Yield Index rate ("BSBY"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted BSBY Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 37.5 basis points.

The ABL Credit Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Exit Term Loan Credit Agreement and the Indenture.

The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of commitments under the ABL Credit Facility of 300 basis points for terminations in the first year after entry into the ABL Credit Agreement, 200 basis points for terminations in the second year and 100 basis points for termination in the third year. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to BSBY loans, accrued interest is payable monthly and on the last day of any applicable interest period.

The Borrowers’ obligations under the ABL Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company and all of Pyxus Holdings’ wholly owned domestic subsidiaries, and each of Pyxus Holdings’ future wholly owned domestic subsidiaries is required to guarantee the ABL Credit Facility on a senior secured basis (collectively, the "ABL Loan Parties") and (b) secured by the collateral, as described below, which is owned by the ABL Loan Parties.

The liens and other security interests granted by the ABL Loan Parties on the collateral for the benefit of the lenders under the ABL Credit Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on a pari passu basis with the security interests securing the ABL Loan Parties’ obligations under the Exit Term Loan Credit Agreement and the Notes. The obligations of Pyxus Holdings and each other ABL Loan Party under the ABL Credit Facility and any related guarantee are repaid pursuant to a waterfall with respect to portions of the Collateral as set forth in the existing intercreditor agreements with respect to Pyxus Holdings’ senior secured debt.

Cash Dominion
Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the

"Excess Availability") falls below 10% of the total commitments under the ABL Credit Facility at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than $20,000, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than 10% of the total commitments under the ABL Credit Facility for a period of 30 consecutive days and no event of default is continuing, or (iii) if arising as a result of Domestic Availability being less than $20,000, Domestic Availability is greater than $20,000 for a period of 30 consecutive days and no event of default is continuing.

Covenants
The ABL Credit Agreement governing the ABL Credit Facility contains (i) a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period and (ii) a covenant requiring Domestic Availability greater than $20,000 at all times until audited financial statements for fiscal year ending March 31, 2023 are delivered under the ABL Credit Agreement.

The ABL Credit Agreement governing the ABL Credit Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things:

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
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

On March 31, 2022, the Borrowers were in compliance with all covenants under the ABL Credit Agreement.

Exit ABL Credit Facility
On the Effective Date, Pyxus Holdings entered into the Exit ABL Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish the Exit ABL Credit Facility. The Exit ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. Under certain conditions, Pyxus Holdings may solicit the ABL Lenders to provide additional revolving loan commitments under the Exit ABL Credit Facility in an aggregate amount not to exceed $15,000. The Exit ABL Credit Facility is required to be drawn at all times in an amount greater than or equal to the lesser of (i) 25% of total commitments under the Exit ABL Credit Facility and (ii) $18,750. The amount available under the Exit ABL Credit Facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

•85% of eligible accounts receivable, plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the appraised net-orderly-liquidation value of eligible inventory.

On February 8, 2022, Pyxus Holdings terminated the Exit ABL Credit Agreement and repaid $56,500 outstanding thereunder with proceeds from the initial borrowing under the ABL Credit Facility.

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. ("Intabex"), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (as amended on May 21, 2021, the "DDTL Facility Credit Agreement"), dated as of April 23, 2021 (the "Closing Date"), by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the "Parent Guarantors"), (iii) the lenders thereto, which currently include certain funds managed by Glendon Capital Management, L.P., Monarch Alternative Capital LP, and Owl Creek Asset Management, L.P. (collectively and, together with any other lender that is or becomes a party thereto as a lender, the "DDTL Facility Lenders"), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent (the "DDTL Agent"). The DDTL Facility Credit Agreement established a $120,000 delayed-draw term loan credit facility (the "DDTL Facility") under which the full amount has been drawn (the "DDTL Loans"). The proceeds of the DDTL Loans were used to provide working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

The DDTL Facility and all DDTL Loans made thereunder mature on July 31, 2022. The DDTL Loans may be prepaid by Intabex at any time without premium or penalty other than the Exit Fee described below and, in the case of any prepayment of LIBOR loans, subject to customary breakage. At March 31, 2022, the aggregate principal amount outstanding was $107,832, net of original issue discount of $2,418, which includes an estimated $5,250 exit fee payable upon repayment. Amounts prepaid or repaid in respect of DDTL Loans may not be reborrowed under the DDTL Facility.

Interest on the aggregate principal amount of outstanding DDTL Loans accrues at an annual rate of LIBOR plus 9.00%, subject to a LIBOR floor of 1.50%, for LIBOR loans or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the DDTL Facility Credit Agreement) plus 8.00%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (and every three months in the case of interest periods in excess of three months) for LIBOR loans and on the last day of each calendar month for loans that are not LIBOR loans. Pursuant to the DDTL Facility Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 2.00% of the aggregate commitments under the DDTL Facility, paid in cash in full on the Closing Date and netted from the proceeds of the DDTL Loan borrowed on the Closing Date. The DDTL Facility Credit Agreement provides for the payment by Intabex to the DDTL Facility Lenders of a non-refundable exit fee (the "Exit Fee") in the amounts set forth in the table below in respect of any DDTL Loans repaid (whether prepaid voluntarily or paid following acceleration or at maturity). The Exit Fee is deemed to have been earned on the Closing Date, and is due and payable in cash on each date of repayment or termination, as applicable, in respect of the DDTL Loans or commitments repaid or terminated on such date, as applicable.

Loan Repayment Date	Exit Fee
On or before September 30, 2021	1.00%
After September 30, 2021 and on or before December 31, 2021	2.50%
After December 31, 2021 and on or before March 31, 2022	3.50%
After March 31, 2022	5.00%
The obligations of Intabex under the DDTL Facility Credit Agreement (and certain related obligations) are (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that is or becomes a guarantor of borrowings under the Exit Term Loan Credit Agreement (which subsidiaries are referred to collectively, together with the Parent Guarantors, as the "Guarantors"), and (b) are secured by the pledge of all of the outstanding equity interests of (i) Alliance One Brasil Exportadora de Tabacos Ltda. ("AO Brazil"), which principally operates the Company’s leaf tobacco operations in Brazil, and (ii) Alliance One International Tabak B.V., which owns a 0.001% interest of AO Brazil.

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

In addition, the DDTL Facility Credit Agreement includes a customary "passive holding company" covenant that contains certain additional restrictions on Intabex and its subsidiaries’ activities and requirements for Intabex to provide to the DDTL Facility Lenders certain periodic financial and operating reports for the Guarantors and their subsidiaries on a consolidated basis.

At March 31, 2022, Intabex and each Guarantor was in compliance with the covenants under the DDTL Facility Credit Agreement.

Related Party Transaction
Based on a Schedule 13D filed with the SEC on September 3, 2020 by Glendon Capital Management, L.P., Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on Form 4 filed with the SEC on July 15, 2021, as well as a Schedule 13D filed with the SEC on September 3, 2020 by Monarch Alternative Capital LP, MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405,287 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, Holly Kim and Patrick Fallon were designated to serve as directors of Pyxus and each continues to serve as a director of Pyxus. Ms. Kim is a Partner at Glendon Capital Management, L.P. and Mr. Fallon is a Managing Principal at Monarch Alternative Capital LP.

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

On June 2, 2022, Intabex, the Company and the Guarantors entered into an agreement with the DDTL Facility Lenders and the DDTL Agent to, subject to the satisfaction of customary closing conditions, amend and restate the DDTL Facility Credit Agreement to, among other things, replace the DDTL Facility with a $100,000 term loan facility maturing on December 2, 2023. See "Note 30. Subsequent Events" for additional information.

Exit Term Loan Credit Facility
On the Effective Date, Pyxus Holdings entered into the Exit Term Loan Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Exit Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, were converted into, or otherwise satisfied with the proceeds of, the Exit Term Loan Credit Facility.

The Exit Term Loan Credit Facility permits both base rate borrowings and LIBOR borrowings. Borrowings under the Exit Term Loan Credit Facility bear interest at an annual rate equal to LIBOR plus 800 basis points or 700 basis points above base rate, as applicable. In addition to the cash interest payments, from and after the first anniversary of the Exit Term Loan Credit Agreement, the term loans under the Exit Term Loan Credit Facility bear "payment in kind" interest in an annual rate equal to 100 basis points, which rate increases by an additional 100 basis points on each of the second, third and fourth anniversaries of the Exit Term Loan Credit Agreement.

The Exit Term Loans and the Exit Term Loan Credit Facility mature on February 24, 2025. The Exit Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. In addition, customary mandatory prepayments of the Exit Term Loans are required upon the occurrence of certain events including, without limitation, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the Exit Term Loan Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears on the last business day of each calendar month and, with respect to LIBOR loans, accrued interest is payable monthly and on the last day of any applicable interest period. At March 31, 2022, the aggregate principal amount of the Exit Term Loans outstanding was $219,500.
Pyxus Holdings’ obligations under the Exit Term Loan Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries (the "Foreign Guarantors"), and each of Pyxus Holdings’ future material domestic subsidiaries is required to guarantee the Exit Term Loan Credit Facility on a senior secured basis (including Pyxus Holdings, collectively, the "Exit Term Facility Loan Parties") and (b) secured by the Collateral, as described below, which is owned by the Exit Term Facility Loan Parties.
The liens and other security interests granted by the Exit Term Facility Loan Parties on the Collateral for the benefit of the lenders under the Exit Term Loan Credit Facility (and certain related secured parties) are, subject to certain permitted liens, secured by first-priority security interests on the Exit Term Loan Priority Collateral and a junior lien on the ABL Priority Collateral and the Notes Priority Collateral (in each case as defined in the ABL/Exit Term Loan/Notes Intercreditor Agreement and the Exit Term Loan/Notes Intercreditor Agreement (together, the "Intercreditor Agreements"). The obligations of Pyxus Holdings and each other Exit Term Facility Loan Party under the Exit Term Loan Credit Facility and any related guarantee have respective priorities as set forth in the Intercreditor Agreements described below.

Affirmative and Restrictive Covenants
The Exit Term Loan Credit Agreement governing the Exit Term Loan Credit Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company's and its restricted subsidiaries' ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock;
•make investments;
•pay dividends and make other restricted payments;
•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;
•enter into transactions with affiliates; and
•designate subsidiaries as Unrestricted Subsidiaries.

At March 31, 2022, Pyxus Holdings was in compliance with all such covenants under the Exit Term Loan Credit Agreement.

Senior Secured First Lien Notes
On the Effective Date, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims (as defined in the Plan) pursuant to the Indenture dated as of the Effective Date among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee, and collateral agent. The Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2021, to holders of record at the close of business on the preceding February 1 and August 1, respectively. The Notes mature on August 24, 2024.

Guarantees
The Notes are initially guaranteed on a senior secured basis by the Company, all of the Company’s material domestic subsidiaries (other than Pyxus Holdings) and the Foreign Guarantors, on a subordinated basis to the guarantees securing the Exit Term Loan Facility, and each of its future material domestic subsidiaries are required to guarantee the Notes on a senior secured basis.

Optional Redemption
At any time prior to August 24, 2022, Pyxus Holdings may redeem the Notes, in whole or in part, at a redemption price equal to the "make-whole" amount as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 24, 2022, Pyxus Holdings may on any one or more occasions redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest on the Notes redeemed, to the applicable date of redemption, if redeemed during the periods specified below, subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date:

Period	Percentage
From August 24, 2022 to August 23, 2023	105.0%
From August 24, 2023 to August 23, 2024	102.5%
On or after February 24, 2024	100.0%

Mandatory Repurchase Offers
Upon a "Change of Control" (as defined in the Indenture), Pyxus Holdings will be required to make an offer to repurchase the Notes at a price in cash equal to 101% of the principal amount thereof. Upon certain asset sales, Pyxus Holdings may be required to make an offer to repurchase the Notes at a price in cash equal to 100% of the principal amount thereof.
Certain Covenants
The Indenture contains covenants that impose restrictions on Pyxus Holdings, the Company and the Company’s subsidiaries (other than subsidiaries that may in the future be designated as "Unrestricted Subsidiaries" under the Indenture), including on their ability to, among other things:
•incur additional indebtedness or issue disqualified stock or preferred stock;
•make investments;
•pay dividends and make other restricted payments;
•sell certain assets;
•create liens;
•enter into sale and leaseback transactions;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; and
•enter into transactions with affiliates.

At March 31, 2022, each of Pyxus Holdings and each guarantor of the Notes was in compliance with all such covenants under the Indenture.
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
Intercreditor Agreements
The priority of the obligations under each of the Notes, the ABL Credit Facility, and the Exit Term Loan Credit Facility are set forth in the two intercreditor agreements entered into in connection with consummation of the transactions contemplated by the Plan, including the issuance of the Notes and the establishment of the ABL Credit Facility and the Exit Term Loan Credit Facility.
ABL/Exit Term Loan/Notes Intercreditor Agreement
The intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, (A) the holders of obligations under the Exit Term Loan Credit Facility, the guarantees thereof and certain related obligations and (B) the holders of obligations under the Notes, the guarantees thereof and certain related obligations, is governed by the ABL/Exit Term Loan/Notes Intercreditor Agreement. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first priority liens on the Collateral consisting of ABL Priority Collateral (as defined therein), including certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing (other than identifiable cash proceeds of the Term Loan Priority Collateral or the Notes Priority Collateral, each as defined below), with the obligations under the Notes and the Exit Term Loan Facility having junior priority liens on the ABL Priority Collateral. Pursuant to the ABL/Exit Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ collective obligations under the Exit Term Loan Credit Facility and the Notes, the guarantees thereof and certain related obligations have first priority liens on the Notes Priority Collateral which consists of the Collateral that is not ABL Priority Collateral, including owned material real property in the United States, capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor, existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior priority liens on the Notes Priority Collateral.
Exit Term Loan/Notes Intercreditor Agreement
The intercreditor relationship between and among the holders of obligations under the Exit Term Loan Credit Facility, the guarantees thereof and certain related obligations and the holders of obligations under the Notes, the guarantees thereof and certain related obligations is governed by the Exit Term Loan/Notes Intercreditor Agreement. Pursuant to the terms of the Exit Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the Exit Term Loan Credit Facility, the guarantees thereof and certain related obligations have senior priority liens on the Term Loan Priority Collateral consisting of (i) all assets and property of Pyxus Holdings and any domestic guarantor constituting ABL Priority Collateral up to (A) $125,000 minus (B) the aggregate principal amount of loans and the aggregate face amount of letters of credit outstanding under the ABL Credit Agreement, and (ii) all assets and property of any Foreign Guarantor constituting Collateral securing the Exit Term Loan Agreement, with the obligations under the Notes having junior priority liens on the Term Loan Priority Collateral (the "ABL Priority Collateral Cap"). The liens securing the Notes and the Exit Term Loan Facility on the ABL Priority Collateral in excess of the ABL Priority Collateral Cap are secured on a pari passu basis. Further, the guarantees of the Foreign Guarantors in respect of the Notes are subordinated in right of payments to the guarantees of the Foreign Guarantors in respect of the Exit Term Loan Facility. Pursuant to the Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the Notes, the guarantees thereof and certain related obligations have first priority liens on all Notes Priority Collateral, with the obligations under the Exit Term Loan Facility having junior priority liens on the Notes Priority Collateral.
Short-Term Seasonal Lines of Credit
Excluding all long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. At March 31, 2022 and 2021, the Company may borrow up to a total $673,288 and $716,742, subject to limitations as provided for in the ABL Credit Agreement (as defined above), respectively. The weighted average variable interest rate for the years ended March 31, 2022 and 2021 was 6.1% and 6.1%, respectively. Certain of the foreign seasonal lines of credit with aggregate outstanding borrowings at March 31, 2022 and 2021 of $109,412 and $172,462, respectively, are secured by trade receivables and inventories as collateral. At March 31, 2022 and 2021, respectively, $971 and $1,017 of cash was held on deposit as a compensating balance.

African Lines of Credit
On August 12, 2021, the Company and certain subsidiaries of the Company, including the Company’s subsidiaries in Malawi, Tanzania, and Zambia (the "African Subsidiary Borrowers"), entered into the Third Amendment and Restatement Agreement (the "Restated TDB Agreement") with Eastern and Southern African Trade and Development Bank ("TDB") to set forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiary Borrowers with TDB. The Restated TDB Agreement provides for a lending commitment with respect to the line of credit of the Company’s Malawi subsidiary of $80,000, a lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary of $85,000, and a lending commitment with respect to the line of credit of the Company’s Zambia subsidiary of $40,000, in each case with current borrowing availability reduced by the amount of outstanding loans borrowed under the respective existing line of credit with TDB. Loans under the Restated TDB Agreement bear interest at LIBOR plus 6%. The Restated TDB Agreement terminates on June 30, 2024, unless terminated sooner at TDB’s discretion on June 30, 2022 or June 30, 2023. The terms of the Restated TDB Agreement may also be modified at TDB’s discretion on those dates. Borrowings under the Restated TDB Agreement are due upon the termination of the Restated TDB Agreement.

Pursuant to the Restated TDB Agreement, each of the Company and its subsidiaries, Pyxus Parent, Inc., and Pyxus Holdings, guarantee the obligations of the African Subsidiary Borrowers under the Restated TDB Agreement. In addition, the Restated TDB Agreement provides that obligations of each African Subsidiary Borrower under the Restated TDB Agreement are secured by a first priority pledge of:

• tobacco purchased by that African Subsidiary Borrower that is financed by TDB;
• intercompany receivables arising from the sale of the tobacco financed by TDB;
• customer receivables arising from the sale of the tobacco financed by TDB; and
• such African Subsidiary Borrower's local collection account receiving customer payments for purchases of tobacco financed by TDB.

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

The Restated TDB Agreement contains affirmative and negative covenants (subject, in each case, to customary and other exceptions and qualifications), including covenants that limit the ability of the African Subsidiary Borrowers to, among other things:

• grant liens on assets;
• incur additional indebtedness (including guarantees and other contingent obligations);
• sell or otherwise dispose of property or assets;
• maintain a specified amount of pledged accounts receivable and inventory;
• make changes in the nature of its business;
• enter into burdensome contracts; and
• effect certain modifications or terminations of customer contracts.

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

At March 31, 2022, the Company and its subsidiaries party to the Restated TDB Agreement were in compliance with all such covenants under the Restated TDB Agreement and $133,388 was available for borrowing under the Restated TDB Agreement, after reducing availability by the aggregate borrowings under the Restated TDB Agreement of $71,612 outstanding on that date.

20. Securitized Receivables

During the year ended March 31, 2022, the Company sold trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities, which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions, effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2022, the investment limit of this facility was $125,000 of trade receivables.

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

For the second and third facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Under the second facility, the Company does not receive a servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2022, the investment limit under the second facility was $80,000 of trade receivables. As of March 31, 2022, the investment limit under the third facility was variable based on qualifying sales.

As servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2022 and 2021, trade receivables, net in the consolidated balance sheets has been reduced by $1,872 and $3,651 as a result of the net settlement, respectively. Refer to "Note 23. Fair Value Measurements" for additional information. The second and third facilities do not contain restrictive covenants.

The following summarizes the Company’s accounts receivable securitization information:

	March 31, 2022	March 31, 2021
Receivables outstanding in facility	$131,092	$90,693
Beneficial interest	$28,072	$19,370

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020
Cash proceeds for the period ended:
Cash purchase price	$441,054	$257,982	$151,817
Deferred purchase price	189,440	94,062	74,328

21. Guarantees

In certain markets, the Company guarantees bank loans to suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries and a lease obligation for a former equity method investment. The following summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2022	March 31, 2021
Amounts guaranteed (not to exceed)	$114,208	$93,489
Amounts outstanding under guarantee(1)	$49,413	$30,111
Fair value of guarantees	$2,956	$1,740
(1) The guarantees outstanding at March 31, 2022 expire within one year.

As of March 31, 2022 and 2021, the Company had balances of $15,781 and $10,930 due to local banks on behalf of suppliers for government subsidized rural credit financing.

22. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses.

The Company recorded a net gain of $(2,482) from its derivative financial instruments in cost of goods and services sold for the year ended March 31, 2022. The Company recorded losses of $122 and $164 from its derivative financial instruments in cost of goods and services sold for the seven months ended March 31, 2021, and the five months ended August 31, 2020, respectively. The Company recorded a loss of $3,331 from its derivative financial instruments in cost of goods and services sold for the year ended March 31, 2020.

As of March 31, 2022 and 2021, accumulated other comprehensive income (loss) includes $8,975 and $(2,625), respectively, net of $(3,025) and $0 of tax, respectively, for net unrealized gains and (losses) related to designated cash flow hedges.

As of March 31, 2022 and 2021, the Company recorded current derivative assets of $9,867 and $917, respectively.

The U.S. Dollar notional amount of derivative contracts outstanding as of March 31, 2022 and 2021 was $61,690 and $34,472, respectively.

23. Fair Value Measurements

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
•Level 3 inputs - Unobservable inputs for the assets or liabilities.

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022			March 31, 2021
	Level 2	Level 3	Total Assets / Liabilities at Fair Value	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets
Derivative financial instruments	$9,867	$—	$9,867	$917	$—	$917
Securitized beneficial interests	—	28,072	28,072	—	19,370	19,370
Total assets	$9,867	$28,072	$37,939	$917	$19,370	$20,287
Financial liabilities
Long-term debt	$447,843	$246	$448,089	$467,795	$3,162	$470,957
Guarantees	—	2,956	2,956	—	1,740	1,740
Total liabilities	$447,843	$3,202	$451,045	$467,795	$4,902	$472,697

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

Level 3 measurements
•Guarantees: The fair value of guarantees is based on the discounted cash flow analysis of the expected future cash flows or historical loss rates. Should the loss rate change 10% or 20%, the fair value of the guarantee at March 31, 2022 would change by $296 and $591, respectively. The historical loss rate was weighted by the principal balance of the loans.
•Securitized beneficial interests: The fair value of securitized beneficial interests is based on the present value of future expected cash flows. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2022 by $129 and $258, respectively. The discount rate was weighted by the outstanding interest. Payment speed was weighted by the average days outstanding.
•Debt: The fair value of debt is based on the present value of future payments. The primary inputs to this valuation include treasury notes interest and borrowing rates. Should the rates change 10% or 20%, the fair value of the long term debt at March 31, 2022 would change by $1 and $2, respectively. The borrowing rates were weighted by average loans outstanding.

Reconciliation of Change in Recurring Level 3 Balances
The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance March 31, 2020 (Predecessor)	$27,021	$848	$2,791
Sales of receivables/issuance of guarantees	66,821	—	667
Settlements	(81,038)	(100)	(2,192)
Additions	—	3,144	—
Losses recognized in earnings	(1,645)	—	(10)
Ending balance at August 31, 2020 (Predecessor)	$11,159	$3,892	$1,256

Beginning balance September 1, 2020 (Successor)	$11,159	$3,892	$1,256
Sales of receivables/issuance of guarantees	105,117	—	1,757
Settlements	(94,808)	(761)	(1,276)
Additions	—	31	—
(Losses) / gains recognized in earnings	(2,098)	—	3
Beginning balance March 31, 2021 (Successor)	$19,370	$3,162	$1,740
Sales of receivables/issuance of guarantees	205,517	—	3,151
Settlements	(192,141)	(2,918)	(1,749)
Additions	—	2	—
Losses recognized in earnings	(4,674)	—	(186)
Ending balance at March 31, 2022 (Successor)	$28,072	$246	$2,956

The amount of total losses included in earnings for the year ended March 31, 2022, seven months ended March 31, 2021, and five months ended August 31, 2020, are attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,148, $233, and $263 on securitized beneficial interests. Gains and losses included in earnings are reported in other (expense) income, net.

Information about Fair Value Measurements Using Significant Unobservable Inputs
The following summarizes significant unobservable inputs and the valuation techniques utilized:

	Fair value at March 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$28,072	Discounted Cash Flow	Discount Rate	2.8% to 3.9%
			Payment Speed	91 days to 103 days
Tobacco Supplier Guarantees	$2,956	Historical Loss	Historical Loss	0.6% to 44.6%
Long-Term Debt	$246	Discounted Future Payments	Treasury Notes Rate	2.5%
			Borrowing Rate	7.0% to 10.5%

	Fair value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$19,370	Discounted Cash Flow	Discount Rate	1.3% to 3.6%
			Payment Speed	57 days to 77 days
Tobacco Supplier Guarantees	$1,740	Historical Loss	Historical Loss	0.1% to 45.2%
Long-Term Debt	$3,162	Discounted Future Payments	Treasury Notes Rate	0.9% to 1.6%
			Borrowing Rate	7.0% to 10.7%

24. Pension and Other Postretirement Benefits

On November 19, 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). Termination of the U.S. Pension Plan is a twelve-to-eighteen month process. The Company will settle benefits directly with vested participants electing a lump sum payout and purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants. Based on the estimated value of assets held in the U.S. Pension Plan, the Company estimates that a cash contribution of between $3,000 and $5,000 will be required to fully fund the U.S. Pension Plan's liabilities upon termination. In addition, the Company expects to record a pension settlement charge at plan termination, which includes the reclassification of unrecognized pension gains and losses within accumulated other comprehensive income (loss) to other (expense) income, net within the Company's consolidated statements of operations. The Company does not have an estimate for this future settlement charge. The amount of unrecognized pension gains within accumulated other comprehensive income (loss) related to the U.S. Pension Plan is approximately $5,401 at March 31, 2022.

Defined Benefit Plans

The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	U.S. Plans	Non-U.S. Plans	Total
	Year Ended March 31, 2022
Benefit obligation, beginning	$76,223	$66,433	$142,656
Service cost	215	174	389
Interest cost	1,467	1,187	2,654
Actuarial gains	(2,948)	(3,669)	(6,617)
Plan settlements	(7,600)	(114)	(7,714)
Effects of currency translation	—	(1,971)	(1,971)
Benefits paid	(4,560)	(3,109)	(7,669)
Benefit obligation, ending	$62,797	$58,931	$121,728

Fair value of plan assets, beginning	$27,109	$69,692	$96,801
Actual return on plan assets	806	1,038	1,844
Employer contributions	4,057	1,325	5,382
Plan settlements	(7,600)	(114)	(7,714)
Effects of currency translation	—	(2,031)	(2,031)
Benefits paid	(4,560)	(3,109)	(7,669)
Fair value of plan assets, ending	$19,812	$66,801	$86,613
Funded status of the plan	$(42,985)	$7,870	$(35,115)

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans		Total
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Benefit obligation, beginning	$86,605	$80,996	$63,730	$59,191	$150,335	$140,187
Service cost	131	94	118	82	249	176
Interest cost	803	968	758	627	1,561	1,595
Plan amendments	—	—	(62)	—	(62)	—
Actuarial (gains) losses	(2,428)	6,863	3,270	3,250	842	10,113
Plan settlements	(6,080)	(161)	(428)	—	(6,508)	(161)
Effects of currency translation	—	—	859	2,787	859	2,787
Benefits paid	(2,808)	(2,155)	(1,812)	(2,207)	(4,620)	(4,362)
Benefit obligation, ending	$76,223	$86,605	$66,433	$63,730	$142,656	$150,335

Fair value of plan assets, beginning	$31,461	$28,348	$69,590	$62,073	$101,051	$90,421
Actual return on plan assets	1,996	4,068	(184)	5,585	1,812	9,653
Employer contributions	2,540	1,360	1,191	761	3,731	2,121
Plan settlements	(6,080)	(161)	(428)	—	(6,508)	(161)
Effects of currency translation	—	—	1,335	3,378	1,335	3,378
Benefits paid	(2,808)	(2,154)	(1,812)	(2,207)	(4,620)	(4,361)
Fair value of plan assets, ending	$27,109	$31,461	$69,692	$69,590	$96,801	$101,051
Funded status of the plan	$(49,114)	$(55,144)	$3,259	$5,860	$(45,855)	$(49,284)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$15,443	$11,708
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,305)	(3,297)	(878)	(812)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(39,680)	(45,817)	(6,695)	(7,637)
Funded status of the plan	$(42,985)	$(49,114)	$7,870	$3,259

The following summarizes pension obligations for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans(1)
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$62,797	$76,222	$7,573	$8,450
Accumulated benefit obligation	62,797	76,222	7,009	7,981
Fair value of plan assets	19,812	27,109	—	—
(1) Certain of the Company's non-U.S. defined benefit pension plans in Europe were over funded as of March 31, 2022 and 2021.

The following summarizes activity in accumulated other comprehensive loss for the defined benefit plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit	$62	$—	$62
Net actuarial (losses) gains	(752)	635	(117)
Deferred taxes	703	(107)	596
Balance at March 31, 2021	$13	$528	$541

Prior service cost	(6)	—	(6)
Net actuarial gains	5,397	748	6,145
Deferred taxes	(244)	(108)	(352)
Total change for 2022	$5,147	$640	$5,787

Prior service credit	56	—	56
Net actuarial gains	4,645	1,383	6,028
Deferred taxes	459	(215)	244
Balance at March 31, 2022	$5,160	$1,168	$6,328

The following assumptions were used to determine the expense for the pension, postretirement, other post-employment, and employee savings plans:

	U.S. Plans			Non-U.S. Plans
	March 31, 2022	March 31, 2021	March 31, 2020	March 31, 2022	March 31, 2021	March 31, 2020
Discount rate	2.83%	2.32%	3.79%	2.17%	2.23%	2.50%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	5.28%	6.18%	5.99%
Expected long-term rate of return on plan assets	5.75%	5.75%	6.75%	2.12%	2.00%	3.90%
Interest crediting rate	4.25%	4.29%	4.37%	Not applicable	Not applicable	Not applicable

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Discount rate	3.74%	2.83%	2.98%	2.17%
Rate of increase in future compensation	Not applicable	Not applicable	7.31%	5.28%
Interest crediting rate	4.28%	4.25%	Not applicable	Not applicable

Plan Assets

The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	U.S. Target Allocations	U.S. Plans
	March 31, 2022	March 31, 2022	March 31, 2021
Asset category:
Cash and cash equivalents	1.0%	6.2%	2.8%
Equity securities	—%	—%	37.4%
Debt securities	99.0%	80.8%	20.7%
Real estate and other investments	—%	13.0%	39.1%
Total	100.0%	100.0%	100.0%

	Non-U.S. Target Allocations	Non-U.S. Plans
	March 31, 2022	March 31, 2022	March 31, 2021
Asset category:
Cash and cash equivalents	13.6%	10.6%	7.0%
Equity securities	15.6%	20.7%	19.0%
Debt securities	61.9%	66.5%	67.3%
Real estate and other investments	8.9%	2.2%	6.7%
Total	100.0%	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,234	$780	$454	$—
U.S. fixed income funds	14,840	14,840	—	—
International fixed income funds	1,168	1,168	—	—
Diversified funds	119	119	—	—
Real estate and other (1)	2,451	—	—	—
Total	$19,812	$16,907	$454	$—

U.S. Pension Plans	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$754	$291	$463	$—
U.S. equities / equity funds	6,994	6,994	—	—
International equities / equity funds	3,149	3,149	—	—
U.S. fixed income funds	4,901	4,901	—	—
International fixed income funds	713	713	—	—
Diversified funds	7,882	7,882	—	—
Real estate and other (1)	2,716	—	—	—
Total	$27,109	$23,930	$463	$—

Non-U.S. Pension Plans	March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,073	$7,073	$—	$—
U.S. equities / equity funds	9,268	9,268	—	—
International equities / equity funds	2,818	2,818	—	—
Global equity funds	1,748	1,748	—	—
U.S. fixed income funds	5,753	5,753	—	—
International fixed income funds	34,313	10,448	23,865	—
Global fixed income funds	4,371	4,371	—	—
Real estate and other (1)	1,456	—	—	—
Total	$66,800	$41,479	$23,865	$—

Non-U.S. Pension Plans	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,901	$4,901	$—	$—
U.S. equities / equity funds	8,698	8,698	—	—
International equities / equity funds	2,891	2,891	—	—
Global equity funds	1,686	1,686	—	—
U.S. fixed income funds	5,998	5,998	—	—
International fixed income funds	36,027	11,785	24,242	—
Global fixed income funds	4,838	4,838	—	—
Diversified funds	3,003	—	3,003	—
Real estate and other (1)	1,650	—	—	—
Total	$69,692	$40,797	$27,245	$—
(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

The following summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	March 31, 2022				March 31, 2021
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Diversified funds	$119	None	Self-Liquidating	None	$10,885	None	Self-Liquidating	None
Real estate and other	3,907	None	Quarterly	60 Days	4,366	None	Quarterly	60 Days

Postretirement Health and Life Insurance Benefits

The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2022
Benefit obligation, beginning	$4,458	$1,441	$5,899
Service cost	6	—	6
Interest cost	97	110	207
Effect of currency translation	—	250	250
Actuarial gains	(425)	(251)	(676)
Benefits paid	(159)	(96)	(255)
Benefit obligation, ending	$3,977	$1,454	$5,431

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	159	96	255
Benefits paid	(159)	(96)	(255)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,977)	$(1,454)	$(5,431)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2022
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(310)	$(118)	$(428)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,667)	(1,336)	(5,003)
Funded status of the plan	$(3,977)	$(1,454)	$(5,431)

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans		Total
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Benefit obligation, beginning	$4,796	$4,450	$1,772	$1,856	$6,568	$6,306
Service cost	4	3	—	—	4	3
Interest cost	50	55	79	59	129	114
Effect of currency translation	—	—	(57)	(89)	(57)	(89)
Actuarial (gains) losses	(330)	435	(317)	—	(647)	435
Benefits paid	(62)	(147)	(36)	(54)	(98)	(201)
Benefit obligation, ending	$4,458	$4,796	$1,441	$1,772	$5,899	$6,568

Fair value of plan assets, beginning	$—	$—	$—	$—	$—	$—
Employer contributions	62	147	36	54	98	201
Benefits paid	(62)	(147)	(36)	(54)	(98)	(201)
Fair value of plan assets, ending	$—	$—	$—	$—	$—	$—
Funded status of the plan	$(4,458)	$(4,796)	$(1,441)	$(1,772)	$(5,899)	$(6,568)

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	U.S. Plans		Non-U.S. Plans		Total
	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020	Seven months ended March 31, 2021	Five months ended August 31, 2020
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(306)	$(195)	$(106)	$(74)	$(412)	$(269)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(4,152)	(4,601)	(1,335)	(1,698)	(5,487)	(6,299)
Funded status of the plan	$(4,458)	$(4,796)	$(1,441)	$(1,772)	$(5,899)	$(6,568)

The following assumptions were used to determine postretirement benefit obligations:

	March 31, 2022		March 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.75%	9.50%	2.99%	7.17%
Health care cost trend rate assumed for next year	5.62%	7.90%	5.50%	6.92%

Cash Flows

The Company expects to contribute the following to its benefit plans:

	Pension Benefits		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Fiscal Year 2023	$3,000	$1,478	$—	$117

The Company's contributions to the defined contribution plans are as follows:

	Successor		Predecessor
	Year ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020
Fiscal Year 2022	$4,589	Not Applicable	Not Applicable
Fiscal Year 2021	Not Applicable	$2,803	$2,002
Fiscal Year 2020	Not Applicable	Not Applicable	Not Applicable

The following summarizes the expected benefit payments to be paid in future years, as of March 31, 2022:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2023	$6,800	$3,178	$310	$117
2024	5,053	3,099	297	122
2025	5,182	3,276	289	126
2026	5,057	3,193	284	130
2027	4,782	3,374	279	135
Thereafter	22,057	18,744	1,298	737

25. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2022, the assessment for intrastate trade tax credits taken is $2,780 and the total assessment including penalties and interest is $10,264. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2022, the assessment for intrastate trade tax credits taken is $2,405 and the total assessment including penalties and interest is $6,629. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $13,331. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

Other Matters
In addition to the above-mentioned matters, certain of the Company’s subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters. While the outcome of these matters cannot be predicted with certainty, they are being vigorously defended and the Company does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

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

26. Other Comprehensive (Loss) Income

The following summarizes changes in each component of accumulated other comprehensive income (loss), net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balances at March 31, 2019 (Predecessor)	$(21,979)	$(36,749)	$(2,614)	$(61,342)
Other comprehensive (loss) income before reclassifications	(530)	(2,825)	(186)	(3,541)
Amounts reclassified to net loss, net of tax	—	2,420	3,331	5,751
Other comprehensive (loss) income, net of tax	(530)	(405)	3,145	2,210
Balances at March 31, 2020 (Predecessor)	$(22,509)	$(37,154)	$531	$(59,132)
Other comprehensive income (loss) before reclassifications	4,445	734	(531)	4,648
Amounts reclassified to net loss, net of tax	—	—	(164)	(164)
Other comprehensive income (loss), net of tax	4,445	734	(695)	4,484
Cancellation of Predecessor equity	18,064	36,420	164	54,648
Balances at August 31, 2020 (Predecessor)	$—	$—	$—	$—

Balances at September 1, 2020 (Successor)	$—	$—	$—	$—
Other comprehensive (loss) income before reclassifications	(4,649)	523	(2,747)	(6,873)
Amounts reclassified to net loss, net of tax	—	18	122	140
Other comprehensive (loss) income, net of tax	(4,649)	541	(2,625)	(6,733)
Balances at March 31, 2021 (Successor)	$(4,649)	$541	$(2,625)	$(6,733)
Other comprehensive (loss) income before reclassifications	(4,224)	6,209	10,419	12,404
Amounts reclassified to net loss, net of tax	—	(422)	(1,445)	(1,867)
Other comprehensive (loss) income, net of tax	(4,224)	5,787	8,974	10,537
Balances at March 31, 2022 (Successor)	$(8,873)	$6,328	$6,349	$3,804

The following summarizes amounts by component, reclassified from accumulated other comprehensive income (loss) to net (loss) income:

	Successor		Predecessor		Affected Line Item in the Consolidated
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Statements of Operations
Pension and postretirement plans(1):
Actuarial (gain) loss	$(412)	$39	$899	$3,111	Interest expense
Amortization of prior service cost (credit)	(6)	—	(165)	(666)	Interest expense
Amounts reclassified from equity to the income statement, gross	(418)	39	734	2,445
Tax effects of amounts reclassified from accumulated other comprehensive income (loss) to net (loss) income	(4)	(21)	—	(25)
Amounts reclassified from equity to the income statement, net	$(422)	$18	$734	$2,420

(1) Amounts are included in net periodic benefit costs for pension and postretirement plans.

	Successor		Predecessor		Affected Line Item in the Consolidated
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020	Statements of Operations
Derivatives:
(Gain) loss reclassified to cost of goods sold	$(2,672)	$122	$164	$3,331
Amounts reclassified from equity to the income statement, gross	(2,672)	122	164	3,331	Cost of goods and services sold
Tax effects of amounts reclassified from accumulated other comprehensive income (loss) to net (loss) income	1,227	—	(694)	—
Amounts reclassified from equity to the income statement, net	$(1,445)	$122	$(530)	$3,331

27. Stock–Based Compensation

Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan on the Effective Date, all outstanding rights to acquire the common stock of Old Pyxus, including awards under its stock compensation plans, were cancelled. On November 18, 2020, the Board of Directors of the Company adopted the Pyxus International, Inc. 2020 Incentive Plan (the "Incentive Plan"), which was approved at the 2021 annual meeting of shareholders on August 19, 2021. The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards. The number of shares of the Company’s common stock eligible to be issued under the Incentive Plan is 2,200,000 shares. The awards outstanding at March 31, 2022 under the Incentive Plan, all of which were awarded in the year ended March 31, 2022 are restricted stock units for an aggregate of 717 shares that become eligible for vesting, subject to continued employment in equal annual increments generally on March 31, 2022, March 31, 2023, and March 31, 2024, performance-based restricted stock units for an aggregate of 1,076 shares at the target performance level and stock units awarded to non-employee directors for an aggregate of 69 shares. The performance-based restricted stock units provide for the issuance of shares based of satisfaction of performance criteria over a three-year measurement period ending March 31, 2024, subject to continued employment, with payouts at 50% of the target level upon satisfaction of threshold performance levels, 100% of the target level upon satisfaction of target performance levels and 150% of the target level upon performance equaling or exceeding the maximum performance levels, with payouts interpolated for performance between these levels. Each of such time-vesting and performance-based restricted stock units is subject to an additional condition to vesting that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. As of March 31, 2022, the vesting requirements for these awards were not probable to occur under U.S. GAAP and, accordingly, no stock-based compensation expense was recognized in the year ended March 31, 2022.

28. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Sales	$25,575	$4,270	$13,483	$16,245
Purchases	135,261	83,716	38,655	120,084

The Company included the following related party balances in its consolidated balances sheets:

	March 31, 2022	March 31, 2021	Location in the Consolidated Balance Sheets
Accounts receivable, related parties	$1,896	$3,585	Other receivables
Notes receivable, related parties	1,431	11,890	Other receivables
Long-term notes receivable, related parties	—	21	Other non-current assets
Accounts payable, related parties	41,747	22,376	Accounts payable
Advances from related parties	15,240	—	Advances from customers

Transactions with the Glendon Investor, the Monarch Investor, and Other Beneficial Owners of 5% Stock
On August 24, 2020, the Company entered into an Exit Term Loan Credit Agreement and issued Senior Secured First Lien Notes with certain lenders, including the Glendon Investor and the Monarch Investor (see "Note 3. Emergence from Voluntary Reorganization under Chapter 11" and "Note 30. Subsequent Events" for additional information).

On April 23, 2021, the Company and certain of its subsidiaries with certain funds managed by the Glendon Investor and the Monarch Investor, as lenders, and related matters entered into a $120,000 delayed-draw credit facility agreement. After that date, a fund managed by Owl Creek Asset Management, L.P. became a lender under the DDTL Facility. See "Note 19. Debt Arrangements" for additional information. On December 30, 2021, the Company repaid $15,375 of the DDTL facility.

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of March 31, 2022 and 2021, includes $3,984 and $2,309, respectively, of interest payable to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P. Interest expense as presented in the consolidated statements of operations includes $32,579 for the year ended March 31, 2022, and $12,752 for the seven months ended March 31, 2021 that relates to the Glendon Investor and the Monarch Investor.

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

As of March 31, 2022 and 2021, the outstanding loan balance under the Canadian DIP Facility was $0 and $5,790, respectively, and is included in other receivables within the consolidated balance sheets. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

As of March 31, 2022, the Company's adjusted related party note receivable was $1,431, which resulted in a $4,537 loss in the year ended March 31, 2022 included in loss on deconsolidation/disposition of subsidiaries recorded within the consolidated statements of operations. Pursuant to the CCAA Proceeding, the Company received funds in settlement of its debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to its equity interest in the Canadian Cannabis Subsidiaries. See "Note 30. Subsequent Events" for additional information.

29. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below the Leaf segment (the Company's sole reportable segment) to the consolidated financial statements:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Sales and other operating revenues:
Leaf	$1,627,238	$864,446	$438,231	$1,507,323
All Other	12,624	19,882	9,369	19,938
Consolidated sales and other operating revenues	$1,639,862	$884,328	$447,600	$1,527,261

Segment operating income (loss):
Leaf	$106,159	$43,667	$(111)	$98,986
All Other	(24,225)	(46,816)	(43,280)	(71,190)
Segment operating income (loss)	81,934	(3,149)	(43,391)	27,796

Restructuring and asset impairment charges	8,031	11,817	566	5,646
Goodwill impairment	32,186	1,082	—	33,759
Consolidated operating income (loss)	$41,717	$(16,048)	$(43,957)	$(11,609)

	March 31, 2022
	Leaf	All Other	Total
Segment assets	$1,641,552	$56,975	$1,698,527
Trade and other receivables, net	255,756	1,105	256,861
Equity in net assets of investee companies	88,118	6,785	94,903
Depreciation and amortization	14,763	1,913	16,676
Capital expenditures	10,159	4,438	14,597

	March 31, 2021
	Leaf	All Other	Total
Segment assets	$1,452,258	$87,204	$1,539,462
Trade and other receivables, net	187,577	780	188,357
Goodwill	30,221	6,632	36,853
Equity in net assets of investee companies	89,569	6,795	96,364

	Successor		Predecessor
	Seven months ended March 31, 2021		Five months ended August 31, 2020
	Leaf	All Other	Leaf	All Other
Depreciation and amortization	$8,405	$3,434	$13,197	$3,383
Capital expenditures	13,310	2,890	1,911	5,247

	March 31, 2020
	Leaf	All Other	Total
Segment assets	$1,550,570	$212,493	$1,763,063
Trade and other receivables, net	236,054	3,685	239,739
Equity in net assets of investee companies	56,456	11,075	67,531
Depreciation and amortization	31,373	4,455	35,828
Capital expenditures	18,481	38,362	56,843

The following summarizes geographic sales and other operating revenues by destination of the product shipped:

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Sales and Other Operating Revenues:
China	$280,945	$79,739	$18,675	$180,907
United States	209,953	144,618	56,073	213,036
Indonesia	110,009	68,924	29,819	119,604
Belgium(1)	89,748	45,137	42,409	118,819
United Arab Emirates	82,070	42,830	22,954	100,375
Russia	57,808	40,762	18,312	56,431
Northern Africa	52,539	30,209	4,231	39,311
Other	756,790	432,109	255,127	698,778
Total	$1,639,862	$884,328	$447,600	$1,527,261
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

The following summarizes the customers, including their respective affiliates, that account for more than 10% of total sales and other operating revenues for the respective periods, as indicated by an "x":

	Successor		Predecessor
	Year Ended March 31, 2022	Seven months ended March 31, 2021	Five months ended August 31, 2020	Year ended March 31, 2020
Philip Morris International Inc.	x	x	x	x
Japan Tobacco International			x
China Tobacco International Inc.	x			x
British American Tobacco	x

The following summarizes geographic property, plant, and equipment by location:

	March 31, 2022	March 31, 2021	March 31, 2020
Property, Plant, and Equipment, Net:
Malawi	$30,961	$29,611	$23,413
Brazil	28,707	28,117	66,211
Other	23,552	22,879	24,422
Zimbabwe	22,217	21,976	49,814
United States	21,960	27,938	47,023
Tanzania	9,953	9,483	18,290
Canada	171	133	66,823
Total(1)	$137,521	$140,137	$295,996
(1) Total property, plant, and equipment, net was lower as of March 31, 2021 compared to March 31, 2020 due to a $125,820 reduction from the effects of fresh start reporting, and a reduction of $40,008 due to the deconsolidation of the Canadian Cannabis Subsidiaries.

30. Subsequent Events

CCAA Emergence
Following monetization of their remaining assets, on February 2, 2022, Figr Norfolk and Figr Brands obtained approval to make cash distributions to their creditors pursuant to a distribution protocol approved by the Canadian Court (the "Creditor Distributions").

On April 21, 2022, the Figr Norfolk and Figr Brands obtained approval from the Canadian Court to terminate the CCAA Proceedings and commence bankruptcy proceedings under Canada's Bankruptcy and Insolvency Act (the "BIA Proceedings") to complete certain corporate and tax-related wind-up activities. FTI Consulting Canada Inc. was appointed as Trustee in Bankruptcy in the Bankruptcy Proceedings. On May 13, 2022, Figr Norfolk and Figr Brands commenced the BIA Proceedings.

On May 20, 2022, the Company received $1,380 in settlement of its debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to its equity interest in the Canadian Cannabis Subsidiaries. As of May 20, 2022, substantially all of the Creditor Distributions had been completed, pursuant to the Distribution Protocol.

On June 13, 2022, the CCAA Proceedings were formally terminated.

Securitized Receivables
On May 31, 2022, the first facility was extended and includes an investment limit $100,000 of trade receivables.

DDTL Refinancing
On June 2, 2022, Intabex, the Company, the Guarantors, the DDTL Facility Lenders and the DDTL Agent entered into an Amendment and Restatement Agreement dated as of June 2, 2022 (the "Amendment and Restatement Agreement") to amend and restate the DDTL Facility Credit Agreement as set forth in the form of an Amended and Restated Term Loan Credit Agreement (the "Amended Credit Agreement"), appended to the Amendment and Restatement Agreement, among (i) Intabex, as borrower, (ii) the Company and the Guarantors, (iii) the DDTL Facility Lenders and any other lender that becomes a party thereto (collectively, the "Term Loan Lenders"), and (iv) the DDTL Agent, as administrative agent and collateral agent. See "Note 19. Debt Arrangements" for additional information.

The Amendment and Restatement Agreement provides that, on the Amendment and Restatement Effectiveness Date (as defined below), the amendment and restatement of the DDTL Facility Credit Agreement by the Amended Credit Agreement shall be effective. The Amended Credit Agreement would establish a $100,000 term loan credit facility (the "Term Loan Facility") and requires that Intabex use the net proceeds of the loans to be made thereunder (the "Term Loans") and other funds to repay in full its obligations under the DDTL Facility Credit Agreement, including the outstanding principal of, and accrued and unpaid interest on, borrowings under the DDTL Facility on Amendment and Restatement Effectiveness Date and the payment of fees and expenses incurred in connection with repaying such borrowings and entering into the Amended Credit Agreement. The Term Loans would mature on December 2, 2023. The Amended Credit Agreement would provide that the Term Loans may be prepaid at any time, with a 2.0% fee due with respect to any principal payment made after the one-year anniversary of the Amendment and Restatement Effectiveness Date, including a payment made at maturity. The Amended Credit Agreement would provide that amounts of principal that are prepaid could not be reborrowed under the Term Loan Facility.

Under the Amendment and Restatement Agreement, the "Amendment and Restatement Effectiveness Date" is the date, which may be no later than July 29, 2022, on which the conditions to effectiveness specified in the Amendment and Restatement Agreement, which are customary for agreements of this type, are satisfied.

Under the Amended Credit Agreement, interest on the outstanding principal amount of the Term Loans is to accrue at an annual rate of SOFR plus 7.5%, subject to a SOFR floor of 1.0%, for "SOFR loans" or, for loans that are not SOFR loans, at an annual rate of an alternate base rate (as specified in the Amended Credit Agreement and subject to a specified floor) plus 6.5%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (which may be one, three or six months) for SOFR loans and on the last day of each calendar quarter for loans that are not SOFR loans. Pursuant to the Amended Credit Agreement, the Term Loan Lenders would receive a non-refundable commitment fee equal to 3.0% of the aggregate commitments under the Term Loan Facility and a closing fee equal to 1.0% of the aggregate commitments under the Term Loan Facility, in each case paid either in cash in full on the Term Loan Closing Date or as original issue discount.

Under the Amended Credit Agreement, the obligations of Intabex under the Amended Credit Agreement (and certain related obligations) are to continue to be guaranteed and secured by the same guarantors of, and the same collateral securing, Intabex’s obligations under the DDTL Facility Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pyxus International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021 (Successor Company balance sheets), the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for the year ended March 31, 2022 and the seven months ended March 31, 2021 (Successor Company operations), the five months ended August 31, 2020 and the year ended March 31, 2020 (Predecessor Company operations), and the related notes (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended March 31, 2022 and the seven months ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of operations and cash flows for the five months ended August 31, 2020, and the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Fresh-Start Reporting
As discussed in Note 3 to the financial statements, on August 21, 2020, the Bankruptcy Court entered an order confirming the plan of reorganization for the Predecessor Company which became effective on August 24, 2020. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4 to the financial statements.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Accounting for Uncertainty in Income Taxes — Refer to Note 1 and Note 9 to the financial statements
Critical Audit Matter Description
The Company’s annual tax rate is based on its pre-tax income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company records unrecognized tax benefits in multiple jurisdictions and evaluates the future potential outcomes of tax positions, based upon interpretation of the country-specific tax law and the likelihood of future settlement. As of March 31, 2022, the Company’s recorded unrecognized tax benefits totaled $20.3 million. Conclusions on recognizing and measuring uncertain tax positions involved significant management estimates and judgment and included complex considerations of local tax laws and related regulations in the various jurisdictions in which the Company operates.
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
June 14, 2022

We have served as the Company’s auditor since its fiscal 2006.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Due to inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance (not absolute) that the objectives of the disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2022.
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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company's status as a smaller reporting company and a nonaccelerated filer.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Executive Officers of Pyxus International, Inc.
The following information is furnished with respect to the Company's executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	58	President and Chief Executive Officer
Flavia Landsberg	54	Executive Vice President - Chief Financial Officer
Tracy G. Purvis	60	Executive Vice President - Business Services
Laura D. Jones	54	Senior Vice President - Human Resources
William L. O'Quinn, Jr.	53	Senior Vice President - Chief Legal Officer and Secretary

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

Flavia Landsberg has served as Executive Vice President - Chief Financial Officer since November 2021, having previously served from July 2020 until June 2021 as Chief Financial Officer of High Ridge Brands, which offers branded hair and skin care products. Prior to that, from December 2018, Ms. Landsberg served as Chief Financial Officer of Westminster Foods, a holding company of food manufacturers producing snack crackers, condiments, sauces and syrups. Prior to joining Westminster Foods, Ms. Landsberg served from February 2017 as Global Chief Financial Officer of EOS Products, a global cosmetic and beauty company.

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

Each of these executive officers, other than Ms. Landsberg, served as executive officers of Old Pyxus in the capacities described above at the commencement of the Chapter 11 Cases.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2022
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,862,040(2)	—	337,960(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total(1)	1,862,040(2)	—	337,960(2)
(1) On November 18, 2020, the Board of Directors of the Company adopted the Pyxus International, Inc. 2020 Incentive Plan (the "Incentive Plan"), which was approved at the 2021 annual meeting of shareholders on August 19, 2021. The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards. The number of shares of the Company’s common stock eligible to be issued under the Incentive Plan is 2,200,000 shares.

(2) The awards outstanding on March 31, 2022 under the Incentive Plan are restricted stock units and performance-based restricted stock units awarded to employees and stock units awarded to non-employee directors. Each of such awards is subject to a condition to vesting that the Company's common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. As of March 31, 2022, such additional vesting condition was not probable of being satisfied under U.S. GAAP. The amounts presented in the table assume the number of shares to be issued upon vesting of the performance-based restricted stock units based on the maximum level of performance.

(3) The awards outstanding as of March 31, 2022 under the Incentive Plan do not have an exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Pyxus International, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Operations - Year ended March 31, 2022, seven months ended March 31, 2021, five months ended August 31, 2020, and the year ended March 31, 2020
•Consolidated Statements of Comprehensive (Loss) Income - Year ended March 31, 2022, seven months ended March 31, 2021, five months ended August 31, 2020, and the year ended March 31, 2020
•Consolidated Balance Sheets - March 31, 2022 and 2021
•Consolidated Statements of Stockholders' Equity - Year ended March 31, 2022, seven months ended March 31, 2021, five months ended August 31, 2020, and the year ended March 31, 2020
•Consolidated Statements of Cash Flows - Year ended March 31, 2022, seven months ended March 31, 2021, five months ended August 31, 2020, and the year ended March 31, 2020
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2.All other financial statement schedules are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3. The following documents are filed as exhibits to this report pursuant to Item 601 of Regulation S-K:

2.01	Order dated August 24, 2020 issued by the United States Bankruptcy Court for the District of Delaware in the case captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (File No. 001-13684).

2.02	Amended Joint Prepackaged Chapter 11 Plan of Reorganization filed by the Debtors in the case before the United States Bankruptcy Court for the District of Delaware captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (File No. 001-13684).

3.01	Amended and Restated Articles of Incorporation of Pyxus International, Inc., incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734).

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734)

4.01	Indenture dated as of August 24, 2020 among Pyxus Holdings, Inc., the Guarantors (as defined herein) and Wilmington Trust, National Association, as trustee, collateral agent, registrar and paying agent, relating to 10.000% Senior Secured First Lien Notes Due 2024, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734)

4.02	Shareholders Agreement dated as of August 24, 2020 among Pyxus International, Inc. and the Investors (as defined therein), incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K12G3 filed on August 24, 2020 (File No. 000-25734)

4.03	First Amendment to Shareholders Agreement dated as of September 14, 2020 among Pyxus International, Inc., Glendon Capital Management LP on behalf of its Affiliates that hold common shares of Pyxus International, Inc., and Monarch Alternative Capital LP, on behalf of its Affiliates that hold common shares of Pyxus International, Inc., incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 14, 2020 (File No. 000-25734)

4.04
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.04 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734).

10.01
ABL Credit Agreement, dated as of February 8, 2022, by and among Pyxus Holdings, Inc., as Borrower Agent, the Borrowers and Parent Guarantors Party thereto, the Lenders Party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2022 (File No. (File No. 000-25734)).

10.02
Exit Term Loan Credit Agreement dated as of August 24, 2020 among Pyxus Holdings, Inc., as Borrower, the Parent Guarantors party thereto, the Lenders party thereto, and Alter Domus (US) LLC, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734).

10.03	Third Amendment and Restatement Agreement dated 12 August 2021 among Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International Holdings, Ltd., Alliance One Tobacco (Kenya) Limited, Alliance One Tobacco (Malawi) Limited, Alliance One Tobacco (Tanzania) Limited, Alliance One Tobacco (Uganda) Limited, Alliance One Zambia Limited and Eastern and Southern African Trade and Development Bank, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on November 10, 2021 (File No. 000-25734).

10.04
Term Loan Credit Agreement dated as of April 23, 2021 among Intabex Netherlands B.V., Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, the Lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed on August 13, 2021 (File No. 000-25734).

10.05
First Amendment, dated as of May 21, 2021, to the Term Loan Credit Agreement, dated as of April 23, 2021 among Intabex Netherlands B.V., Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, the Lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.02 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed on August 13, 2021 (File No. 000-25734).

10.06
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.07	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.08
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.09	Pyxus International, Inc. 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2020 (File No. 000-25734). †

10.10	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.09 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.11
Form of Performance-based Stock Unit Award Agreement incorporated by reference to Exhibit 10.10 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.12
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Old Holdco, Inc. for the period ended December 31, 2008, filed on February 17, 2009 (File No. 001-13684). †

10.13
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Old Holdco, Inc. filed on February 7, 2013 (File No. 001-13684). †

10.14
Executive Employment Agreement executed on October 27, 2021, with an effective date of November 1, 2021, between Flavia Landsberg and Pyxus International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on November 15, 2021 (File No. 000-25734). †

10.15
Retention Agreement dated June 28, 2021 between Joel L. Thomas and Pyxus International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc. filed on June 30, 2021 (File No. 001-000-25734). †

10.16
Form of Indemnification Agreement entered into by Pyxus International, Inc. on August 24, 2020 with each of Patrick Fallon and Holly Kim, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734). †

10.17
Form of Indemnification Agreement entered into by Pyxus International, Inc. on November 18, 2020 with each of Robert George, Carl Hausmann, Cynthia Moehring, J. Pieter Sikkel and Richard Topping, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 000-25734). †

10.18	Summary of executive officer compensation arrangements (filed herewith). †

21	List of subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). ††

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2022.

PYXUS INTERNATIONAL, INC. (Registrant)

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2022.

/s/ J. Pieter Sikkel		/s/ Carl Hausmann
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Carl Hausmann Director

/s/ Flavia Landsberg		/s/ Holly Kim
Flavia Landsberg Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Holly Kim Director

/s/ Philip C. Garofolo		/s/ Cynthia Moehring
Philip C. Garofolo Vice President - Controller and Chief Accounting Officer (Principal Accounting Officer)		Cynthia Moehring Director

/s/ Patrick Fallon		/s/ Richard Topping
Patrick Fallon Director		Richard Topping Director

/s/ Robert George
Robert George Director