Form 10-Q
period 2022-06-30
PYXUS INTERNATIONAL, INC.
filed 2022-08-11
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of July 31, 2022, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	Three months ended June 30, 2022	Three months ended June 30, 2021
Sales and other operating revenues	$343,905	$333,290
Cost of goods and services sold	303,150	291,170
Gross profit	40,755	42,120
Selling, general, and administrative expenses	34,588	33,845
Other income, net	1,085	162
Restructuring and asset impairment charges	300	233
Operating income	6,952	8,204
Loss on deconsolidation/disposition of subsidiaries	599	—
Interest expense, net	25,474	26,840
Loss before income taxes and other items	(19,121)	(18,636)
Income tax benefit	867	8,439
Income (loss) from unconsolidated affiliates	3,749	(1,431)
Net loss	(14,505)	(11,628)
Net income (loss) attributable to noncontrolling interests	158	(120)
Net loss attributable to Pyxus International, Inc.	$(14,663)	$(11,508)

Loss per share:
Basic and diluted	$(0.59)	$(0.46)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021
Net loss	$(14,505)	$(11,628)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	947	689
Cash flow hedges	(1,503)	4,328
Total other comprehensive (loss) income, net of tax	(556)	5,017
Total comprehensive loss	(15,061)	(6,611)
Comprehensive income (loss) attributable to noncontrolling interests	158	(120)
Comprehensive loss attributable to Pyxus International, Inc.	$(15,219)	$(6,491)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2022	June 30, 2021	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$165,441	$79,593	$198,777
Restricted cash	9,495	2,538	2,148
Trade receivables, net	155,976	198,241	247,677
Other receivables	26,859	33,711	12,511
Inventories, net	980,070	854,042	749,427
Advances to tobacco suppliers, net	44,070	36,706	48,932
Recoverable income taxes	8,747	10,894	7,906
Prepaid expenses	44,513	35,217	34,817
Other current assets	16,672	19,713	25,452
Total current assets	1,451,843	1,270,655	1,327,647
Restricted cash	—	389	389
Investments in unconsolidated affiliates	87,139	85,651	95,420
Goodwill	—	36,853	—
Other intangible assets, net	42,052	49,935	45,061
Deferred income taxes, net	8,871	10,179	6,498
Long-term recoverable income taxes	4,571	4,167	4,588
Other noncurrent assets	46,456	42,127	45,424
Right-of-use assets	35,636	41,540	35,979
Property, plant, and equipment, net	135,878	140,332	137,521
Total assets	$1,812,446	$1,681,828	$1,698,527

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$545,224	$403,792	$378,612
Accounts payable	144,915	88,807	179,012
Advances from customers	46,071	29,631	52,998
Accrued expenses and other current liabilities	91,054	91,426	82,239
Income taxes payable	6,729	4,110	5,592
Operating leases payable	8,535	8,961	8,065
Current portion of long-term debt	13,781	2,686	107,856
Total current liabilities	856,309	629,413	814,374
Long-term taxes payable	5,783	6,703	6,703
Long-term debt	678,777	669,793	580,477
Deferred income taxes	9,925	14,254	11,670
Liability for unrecognized tax benefits	12,173	15,883	14,401
Long-term leases	26,473	31,843	28,604
Pension, postretirement, and other long-term liabilities	59,748	66,610	60,927
Total liabilities	1,649,188	1,434,499	1,517,156
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	390,290	391,089	390,290
Retained deficit	(233,476)	(148,202)	(218,813)
Accumulated other comprehensive income (loss)	3,248	(1,716)	3,804
Total stockholders’ equity of Pyxus International, Inc.	160,062	241,171	175,281
Noncontrolling interests	3,196	6,158	6,090
Total stockholders’ equity	163,258	247,329	181,371
Total liabilities and stockholders’ equity	$1,812,446	$1,681,828	$1,698,527

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Statements of Consolidated Stockholders' Equity
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net loss attributable to Pyxus International, Inc.	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive loss, net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	$390,290	$(233,476)	$(7,926)	$6,328	$4,846	$3,196	$163,258

Balance, March 31, 2021	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss attributable to Pyxus International, Inc.	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)	—	—	—	8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021	$391,089	$(148,202)	$(3,960)	$541	$1,703	$6,158	$247,329

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021
Operating Activities:
Net loss	$(14,505)	$(11,628)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,929	4,066
Loss on deconsolidation/disposition of subsidiaries	599	—
Debt amortization/interest	5,530	6,132
Loss on foreign currency transactions	39	1,325
Income from unconsolidated affiliates, net of dividends	7,773	10,567
Changes in operating assets and liabilities, net
Trade and other receivables	26,612	(59,058)
Inventories and advances to tobacco suppliers	(228,994)	(118,268)
Deferred items	(8,214)	(3,643)
Recoverable income taxes	(796)	(5,971)
Payables and accrued expenses	(25,249)	(17,950)
Advances from customers	(6,997)	17,515
Prepaid expenses	(6,027)	(367)
Income taxes	1,313	(4,320)
Other operating assets and liabilities	3,396	118
Other, net	(2,899)	(4,475)
Net cash used by operating activities	(242,490)	(185,957)

Investing Activities:
Purchases of property, plant, and equipment	(2,210)	(3,815)
Collections on beneficial interests on securitized trade receivables	45,468	37,681
DIP loan to deconsolidated subsidiary	—	(5,229)
Proceeds from settlement of debt claims from deconsolidated subsidiaries	2,011	—
Other, net	1,766	1,017
Net cash provided by investing activities	47,035	29,654

Financing Activities:
Net proceeds and repayments from short-term borrowings	170,419	29,015
Proceeds from DDTL facility	—	117,600
Debt issuance costs	(2,036)	(6,148)
Other, net	372	129
Net cash provided by financing activities	168,755	140,596

Effect of exchange rate changes on cash	322	514

Decrease in cash, cash equivalents, and restricted cash	(26,378)	(15,193)
Cash and cash equivalents at beginning of period	198,777	92,705
Restricted cash at beginning of period	2,537	5,008
Cash, cash equivalents, and restricted cash at end of period	$174,936	$82,520

Other information:
Cash paid for income taxes, net	$5,027	$4,871
Cash paid for interest, net	12,704	15,856

Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	29,033	38,498

See "Notes to Condensed Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements represent the consolidation of Pyxus International, Inc. (the "Company", "Pyxus", "we", or "us") and all companies that Pyxus directly or indirectly controls, either through majority ownership or otherwise. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the normal and recurring adjustments necessary for fair statement of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. Intercompany accounts and transactions have been eliminated.
These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed on June 14, 2022. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.
Segment Information
During the year ended March 31, 2022, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 - Segment Reporting. As a result of this reevaluation, effective as of the fourth quarter of the fiscal year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category and are aggregated into one reportable segment for financial reporting purposes: Leaf. Based on our reevaluation, the Company concluded that the economic characteristics of our five Leaf region operations in North America, South America, Europe, Asia, and Africa were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The three product category operating segments other than Leaf do not individually or in the aggregate meet the quantitative and qualitative thresholds to be individually reportable and have been combined and reported in the "All Other" category for purposes of reconciliation of respective balances for the Leaf segment to the condensed consolidated financial statements. Prior-period segment financial information has been revised to conform to the current-year presentation. See "Note 19. Segment Information" for additional information.

2. New Accounting Standards
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-10, Disclosures by Business Entities about Government Assistance. This ASU created ASC Topic 832, Government Assistance, and requires certain information be disclosed regarding assistance received from a government entity when either a grant or contribution accounting model is applied. The new disclosures are required for annual periods for transactions with a government entity that are within the scope of the Topic. The new disclosure guidance was adopted prospectively and became effective for the Company on April 1, 2022. The adoption of this new accounting standard is not expected to have a material impact on the Company's annual disclosures for fiscal year 2023.

3. Revenue Recognition
Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of e-liquids and non-tobacco agriculture product revenue. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Leaf:
Product revenue	$322,884	$311,741
Processing and other revenues	17,742	18,117
Total sales and other operating revenues	340,626	329,858
All Other:
Total sales and other operating revenues	3,279	3,432
Total sales and other operating revenues	$343,905	$333,290

The following summarizes activity in the allowance for expected credit losses:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Balance, beginning of period	$(24,541)	$(20,900)
Additions	(165)	(380)
Write-offs	1,376	147
Balance, end of period	(23,330)	(21,133)
Trade receivables	179,306	219,374
Trade receivables, net	$155,976	$198,241

4. Income Taxes
The Company's quarterly provision for income taxes has generally been calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. The AETR method was used to calculate the provision for income taxes for the prior fiscal years, for which the Company reported income tax benefits in each prior reporting period. As of June 30, 2022, the AETR method produced an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined current and deferred income tax expense as if the three-month interim period of the current fiscal year were an annual period.

The effective tax rate for the three months ended June 30, 2022 and 2021 was 4.5% and 45.3%, respectively. For the three months ended June 30, 2022 and 2021, the difference between the Company’s effective rate and the U.S. statutory rate of 21% is primarily due to the impact of net foreign exchange effects, non-deductible interest, and variations in the expected jurisdictional mix of earnings.

5. Loss Per Share
The following summarizes the computation of loss per share:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Basic and diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(14,663)	$(11,508)
Shares:
Weighted average number of shares outstanding	25,000	25,000
Basic and diluted loss per share	$(0.59)	$(0.46)

6. Inventories, Net
The following summarizes the composition of inventories, net:

	June 30, 2022	June 30, 2021	March 31, 2022
Processed tobacco	$646,539	$584,791	$517,613
Unprocessed tobacco	290,913	232,893	193,406
Other tobacco related	33,739	25,471	29,694
All Other	8,879	10,887	8,714
Total	$980,070	$854,042	$749,427

7. CCAA Proceeding and Deconsolidation of Subsidiaries
On January 21, 2021, Figr Norfolk Inc. ("Figr Norfolk"), Figr Brands, Inc. ("Figr Brands"), and Canada’s Island Garden Inc. ("Figr East," and together with Figr Norfolk and Figr Brands, the "Canadian Cannabis Subsidiaries"), which, prior to their sale, were indirect subsidiaries of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "Canadian Court") in Ontario, Canada as Court File No. CV-21-00655373-00CL (the "CCAA Proceeding"). On January 21, 2021 (the "Order Date"), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the "Monitor"). The administration of the CCAA Proceeding, including the Canadian Court's appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries at that time, and the deconsolidation on January 20, 2021 of the Canadian cannabis Subsidiaries' assets and liabilities and elimination of their equity components from the Company's consolidated financial statements as of January 21, 2021. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment, which upon the Company's reevaluation of operating and reportable segments effective during the fourth quarter of the year ended March 31, 2022 is presented in the All Other category. Upon deconsolidation, the Company accounts for its investments in the Canadian Cannabis Subsidiaries using the cost method of accounting.

On January 29, 2021, the Canadian Court issued an order permitting the Canadian Cannabis Subsidiaries to initiate a sale and investment solicitation process to be conducted by the Monitor and its affiliate to solicit interest in, and opportunities for, a sale of, or investment in, all or substantially all, or one or more components, of the assets and/or the business operations of the Canadian Cannabis Subsidiaries. On January 28, 2022, a sale of the assets of Figr Norfolk for a purchase price of Cdn.$5,000 was completed. On June 28, 2021, a sale of the outstanding equity of Figr East and certain intangible assets of Figr Brands for an aggregate purchase price of Cdn.$24,750 was completed. On February 2, 2022, Figr Norfolk and Figr Brands obtained approval to make cash distributions to their creditors pursuant to a distribution protocol approved by the Canadian Court. In the three months ended June 30, 2022, the Company received $2,011 in settlement of its debt claims with respect to the Canadian Cannabis Subsidiaries and did not receive any recovery with respect to its equity interest in the Canadian Cannabis Subsidiaries. On April 21, 2022, Figr Norfolk and Figr Brands obtained approval from the Canadian Court to terminate the CCAA Proceedings and commence bankruptcy proceedings under Canada's Bankruptcy and Insolvency Act (the "BIA Proceedings") to complete certain corporate and tax-related wind-up activities. On May 13, 2022, Figr Norfolk and Figr Brands commenced the BIA Proceedings. On June 13, 2022, the CCAA Proceedings were formally terminated.

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries, including loans under the debtor-in-possession financing facility (the "Canadian DIP Facility") from another non-U.S. subsidiary of Pyxus (the "DIP Lender") provided during the pendency of the CCAA Proceedings, which were fully repaid on July 8, 2021, are treated as related party transactions. See "Note 18. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries.

8. Equity Method Investments
The following summarizes the Company's equity method investments as of June 30, 2022:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	45,124
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)

The following summarizes financial information for these equity method investments:

Operations statement:	Three months ended June 30, 2022	Three months ended June 30, 2021
Sales	$69,382	$31,432
Gross profit	14,089	3,666
Net income	8,330	(2,900)
Company's dividends received	11,522	8,848

Balance sheet:	June 30, 2022	June 30, 2021	March 31, 2022
Current assets	$441,973	$290,750	$375,015
Property, plant, and equipment and other assets	37,876	45,068	42,841
Current liabilities	367,743	228,716	289,816
Long-term obligations and other liabilities	2,249	3,400	2,999

9. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	June 30, 2022	June 30, 2021	March 31, 2022
Investments in variable interest entities	$80,446	$78,903	$88,118
Receivables with variable interest entities	16,825	19,671	2,211
Guaranteed amounts to variable interest entities (not to exceed)	64,610	55,987	55,884

10. Other Intangible Assets, Net
The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Three months ended June 30, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.17 years	$23,568	$(1,455)	$22,113
Technology	5.82 years	11,471	(1,352)	10,119
Trade names	12.17 years	10,022	(202)	9,820
Total		$45,061	$(3,009)	$42,052

	Year ended March 31, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Additions	Amortization Expense	Disposition of Humble Juice	Impairment	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.30 years	$27,730	$—	$(2,427)	$(1,735)	$—	$23,568
Technology	5.80 years	12,858	840	(2,227)	—	—	11,471
Trade names	12.42 years	10,829	—	(807)	—	—	10,022
Intangibles not subject to amortization:
Goodwill		36,853	—	—	(4,667)	(32,186)	—
Total		$88,270	$840	$(5,461)	$(6,402)	$(32,186)	$45,061

11. Debt Arrangements
The following summarizes debt and notes payable:

			June 30,	June 30,	March 31,
(in thousands)	Interest Rate		2022	2021	2022
Senior secured credit facilities:
ABL Credit Facility	3.5%	(1)	$90,000	$—	$90,000
Exit ABL Credit Facility	5.8%	(1)	—	67,500	—
DDTL Facility (2)	10.7%	(1)	109,751	117,353	107,832
Senior secured notes:
10.0% senior secured first lien notes (3)	10.0%		271,678	268,168	270,762

Exit Term Loan Credit Facility (4)	9.6%	(1)	220,518	216,533	219,500
Other long-term debt	1.9%	(1)	611	2,925	239
Notes payable to banks (5)	5.8%	(1)	545,224	403,792	378,612
Total debt			$1,237,782	$1,076,271	$1,066,945
Short-term (5)			$545,224	$403,792	$378,612
Long-term:
Current portion of long-term debt			$13,781	$2,686	$107,856
Long-term debt			678,777	669,793	580,477
			$692,558	$672,479	$688,333

Letters of credit			$14,430	$4,804	$9,038

(1) Weighted average rate for the trailing twelve months ended June 30, 2022. As the ABL Credit Facility has not been outstanding for a trailing twelve-month period, the interest rate is the weighted average rate from inception through June 30, 2022.

(2) Balance of $109,751 is net of original issue discount of $499. Total repayment will be $110,250, which includes a $5,250 exit fee payable upon repayment.
(3) Balance of $271,678 is net of original issue discount of $9,166. Total repayment will be $280,844.
(4) The aggregate balance of the Term Loan Credit Facility of $220,518 includes $5,436 of accrued paid-in-kind interest.
(5) Primarily foreign seasonal lines of credit.
ABL Credit Facility
On February 8, 2022, Pyxus Holdings, certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc., as parent guarantors, entered into an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At June 30, 2022, Pyxus Holdings was in compliance with the covenants under the ABL Credit Agreement.

Exit ABL Credit Facility
On August 24, 2020, Pyxus Holdings entered into the Exit ABL Credit Agreement to establish the Exit ABL Credit Facility. The Exit ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. On February 8, 2022, Pyxus Holdings terminated the Exit ABL Credit Agreement and repaid $56,500 outstanding thereunder with proceeds from the initial borrowing under the ABL Credit Facility.

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. ("Intabex"), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (the "DDTL Facility Credit Agreement"), dated as of April 23, 2021 (the "Closing Date"), by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the "Parent Guarantors"), (iii) certain funds managed by Glendon Capital Management, L.P. and Monarch Alternative Capital LP, as lenders (collectively and, together with any other lender that is or becomes a party thereto as a lender, the "DDTL Facility Lenders"), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent (the "DDTL Agent"). The DDTL Facility Credit Agreement established a $120,000 delayed-draw term loan credit facility (the "DDTL Facility") under which the full amount has been drawn (the "DDTL Loans"). After that date, a fund managed by Owl Creek Asset Management, L.P. became a lender under the DDTL Facility. The proceeds of the DDTL Loans were used to provide working capital and for other general corporate purposes of Intabex, the Guarantors (as defined below) and their subsidiaries.

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

A detailed description of the DDTL Facility Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At June 30, 2022, Intabex and each Guarantor was in compliance with the covenants under the DDTL Facility Credit Agreement.

As described below, the DDTL Facility Credit Agreement was amended and restated on July 28, 2022. The portion of the DDTL Facility that was refinanced on a long-term basis, effective July 28, 2022, is classified as noncurrent and recorded in Long-term debt within the condensed consolidated balance sheet as of June 30, 2022.

Amendment and Restatement of DDTL Facility Credit Agreement
On June 2, 2022, Intabex, the Company and the Guarantors entered into an Amendment and Restatement Agreement dated as of June 2, 2022 (the "Amendment and Restatement Agreement") with the DDTL Facility Lenders and the DDTL Agent to, subject to the satisfaction of customary closing conditions, amend and restate the DDTL Facility Credit Agreement as set forth in the form of an Amended and Restated Term Loan Credit Agreement (the "Amended Credit Agreement"), appended to the Amendment and Restatement Agreement, among (i) Intabex, as borrower, (ii) the Company and the Guarantors, (iii) the DDTL Facility Lenders and any other lender that becomes a party thereto (collectively, the "Term Loan Lenders"), and (iv) the DDTL Agent, as administrative agent and collateral agent. On July 28, 2022, following the satisfaction of the conditions to effectiveness specified in the Amendment and Restatement Agreement, the amendment and restatement of the DDTL Facility Credit Agreement by the Amended Credit Agreement became effective. See "Note 20. Subsequent Events" for additional information.

The Amended Credit Agreement establishes a $100,000 term loan credit facility (the "Term Loan Facility") and requires that Intabex use the net proceeds of the loans made thereunder (the "Term Loans") and other funds to repay in full its obligations under the DDTL Facility Credit Agreement, including the outstanding principal of, and accrued and unpaid interest on, borrowings under the DDTL Facility on the Amendment and Restatement Effectiveness Date and the payment of fees and expenses incurred in connection with repaying such borrowings and entering into the Amended Credit Agreement.

The Term Loans mature on December 2, 2023. The Amended Credit Agreement provides that the Term Loans may be prepaid at any time, with a 2.0% fee due with respect to any principal payment made after the one-year anniversary of the Amendment and Restatement Effectiveness Date, including a payment made at maturity. The Amended Credit Agreement further provides that amounts of principal that are prepaid may not be reborrowed under the Term Loan Facility. Under the Amended Credit Agreement, interest on the outstanding principal amount of the Term Loans accrues at an annual rate of SOFR plus 7.5%, subject to a SOFR floor of 1.0%, for "SOFR loans" or, for loans that are not SOFR loans, at an annual rate of an alternate base rate (as specified in the Amended Credit Agreement and subject to a specified floor) plus 6.5%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (which may be one, three or six months) for SOFR loans and on the last day of each calendar quarter for loans that are not SOFR loans. Pursuant to the Amended Credit Agreement, the Term Loan Lenders received on the Amendment and Restatement Effectiveness Date a non-refundable commitment fee equal to 3.0% of the aggregate commitments under the Term Loan Facility and a closing fee equal to 1.0% of the aggregate commitments under the Term Loan Facility, as original issue discount.

Under the Amended Credit Agreement, the obligations of Intabex under the Amended Credit Agreement (and certain related obligations) continue to be guaranteed and secured by the same guarantors of, and the same collateral securing, Intabex’s obligations under the DDTL Facility Credit Agreement.

Related Party Transactions
Based on a Schedule 13D filed with the SEC on September 3, 2020 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on Form 4 filed with the SEC on July 15, 2021, as well as a Schedule 13D filed with the SEC on September 3, 2020 by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, Holly Kim and Patrick Fallon were designated to serve as directors of Pyxus and each continues to serve as a director of Pyxus. Ms. Kim is a Partner at Glendon Capital Management, L.P. and Mr. Fallon is a Managing Principal at Monarch Alternative Capital LP.

The DDTL Facility Credit Agreement, the Amendment and Restatement Agreement, the Amended Credit Agreement and any and all borrowings under the DDTL Facility Credit Agreement and the Amended Credit Agreement and the guaranty transactions described above were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

Senior Secured First Lien Notes
On the August 24, 2020, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims pursuant to the Indenture dated as of August 24, 2020 (the "Indenture") among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At June 30, 2022, Pyxus Holdings was in compliance with the covenants under the Indenture.

Exit Term Loan Credit Facility
On August 24, 2020, Pyxus Holdings entered into the Exit Term Loan Credit Agreement by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Exit Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, was converted into, or otherwise satisfied with the proceeds of, the Exit Term Loan Credit Facility. A detailed description of the Exit Term Loan Credit Agreement and Exit Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At June 30, 2022, Pyxus Holdings was in compliance with the covenants under the Exit Term Loan Credit Agreement.

Short-Term Seasonal Lines of Credit
Excluding all long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral.

African Lines of Credit
On June 30, 2022, the Company and certain subsidiaries of the Company, including the Company’s subsidiaries in Malawi, Tanzania and Zambia (the "African Subsidiary Borrowers"), entered into the Fourth Amendment and Restatement Agreement dated as of June 27, 2022 (the "Restated TDB Agreement") with Eastern and Southern African Trade and Development Bank ("TDB") to amend and restate the Third Amendment and Restatement Agreement dated August 12, 2021 among them. The Restated TDB Agreement sets forth the terms that govern the foreign seasonal lines of credit of each of the African Subsidiary Borrowers with TDB and supersedes the prior terms in effect. The Restated TDB Agreement provides for a lending commitment with respect to the line of credit of the Company’s Malawi subsidiary of $100,000, a lending commitment with respect to the line of credit of the Company’s Tanzania subsidiary of $70,000, and a lending commitment with respect to the line of credit of the Company’s Zambia subsidiary of $15,000, in each case with current borrowing availability reduced by the amount of outstanding loans borrowed under the respective prior-existing line of credit with TDB. The prior-existing outstanding loans under the Restated TDB Agreement bear interest at LIBOR plus 6.0% and new loans made under the Restated TDB Agreement bear interest at LIBOR plus 5.5%. The Restated TDB Agreement terminates on June 30, 2024, unless terminated sooner at TDB’s discretion on June 30, 2023. The terms of the Restated TDB Agreement may also be modified at TDB’s discretion on that date. Borrowings under the Restated TDB Agreement are due upon the termination of the Restated TDB Agreement.

Pursuant to the Restated TDB Agreement, each of the Company and its subsidiaries, Pyxus Parent, Inc. and Pyxus Holdings, Inc., guarantee the obligations of the African Subsidiary Borrowers under the Restated TDB Agreement. In addition, the Restated TDB Agreement provides that obligations of each African Subsidiary Borrower under the Restated TDB Agreement are secured by a first priority pledge of:

• tobacco purchased by that African Subsidiary Borrower that is financed by TDB;
• intercompany receivables arising from the sale of the tobacco financed by TDB;
• customer receivables arising from the sale of the tobacco financed by TDB; and
• such African Subsidiary Borrower’s local collection account receiving customer payments for purchases of tobacco financed by TDB.

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

At June 30, 2022, the Company and its subsidiaries party to the Restated TDB Agreement were in compliance with all such covenants under the Restated TDB Agreement and $55,642 was available for borrowing under the Restated TDB Agreement, after reducing availability by the aggregate borrowings under the Restated TDB Agreement of $129,358 outstanding on that date.

12. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities, which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of June 30, 2022, the investment limit of this facility was $100,000 of trade receivables.
For the other facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of June 30, 2022, the investment limit under the second facility was $80,000 of trade receivables. As of June 30, 2022, the investment limit under the third facility was variable based on qualifying sales.
As the servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As of June 30, 2022 and 2021, and March 31, 2022, trade receivables, net in the condensed consolidated balance sheets has been reduced by $14,893, $4,724, and $1,872 as a result of the net settlement, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.
The following summarizes the accounts receivable securitization information:

	June 30, 2022	June 30, 2021	March 31, 2022
Receivables outstanding in facility	$179,761	$66,671	$131,092
Beneficial interests	22,762	20,271	28,072

	Three months ended June 30, 2022	Three months ended June 30, 2021
Cash proceeds for the period ended:
Cash purchase price	$153,449	$90,012
Deferred purchase price	45,468	37,681
Total	$198,917	$127,693

13. Guarantees
In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2022	June 30, 2021	March 31, 2022
Amounts guaranteed (not to exceed)	$118,615	$95,272	$114,208
Amounts outstanding under guarantee (1)	45,552	32,461	49,413
Fair value of guarantees	2,601	1,962	2,956
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	6,376	12,216	15,781
(1) Most of the guarantees outstanding at June 30, 2022 expire within one year.

14. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $862 and $415 from its derivative financial instruments in cost of goods and services sold for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the Company recorded current derivative assets of $560 and $4,896 within other current assets, respectively. The U.S. Dollar notional amount of derivative contracts outstanding as of June 30, 2022 and 2021 was $7,259 and $53,436, respectively.

15. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022			June 30, 2021			March 31, 2022
			Total			Total			Total
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Financial Assets:
Derivative financial instruments	$560	$—	$560	$4,896	$—	$4,896	$9,867	$—	$9,867
Securitized beneficial interests	—	22,762	22,762	—	20,271	20,271	—	28,072	28,072
Total assets	$560	$22,762	$23,322	$4,896	$20,271	$25,167	$9,867	$28,072	$37,939
Financial Liabilities:
Long-term debt	$430,573	$660	$431,233	$450,724	$3,164	$453,888	$447,843	$246	$448,089
Guarantees	—	2,601	2,601	—	1,962	1,962	—	2,956	2,956
Total liabilities	$430,573	$3,261	$433,834	$450,724	$5,126	$455,850	$447,843	$3,202	$451,045

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$28,072	$246	$2,956	$19,370	$3,162	$1,740
Issuances of sales of receivables/guarantees	—	—	206	—	—	223
Settlements	(33,361)	—	(535)	(36,695)	—	(26)
Additions	29,033	414	—	38,498	2	—
(Losses) gains recognized in earnings	(982)	—	(26)	(902)	—	25
Ending balance	$22,762	$660	$2,601	$20,271	$3,164	$1,962

For the three months ended June 30, 2022 and 2021, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $618 and $319, respectively.

16. Pension and Other Postretirement Benefits
On November 19, 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). Termination of the U.S. Pension Plan is a twelve-to-eighteen month process. The Company will settle benefits directly with vested participants electing a lump sum payout and purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants. Based on the estimated value of assets held in the U.S. Pension Plan, the Company estimates that a cash contribution of between $3,000 and $5,000 will be required to fully fund the U.S. Pension Plan's liabilities upon termination. In addition, the Company expects to record a pension settlement charge at plan termination, which includes the reclassification of unrecognized pension gains and losses within accumulated other comprehensive income (loss) to other (expense) income, net within the Company's condensed consolidated statements of operations. The Company does not have an estimate for this future settlement charge. The amount of unrecognized pension gains within accumulated other comprehensive income (loss) related to the U.S. Pension Plan is approximately $5,401 at June 30, 2022.

17. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2022, the assessment for intrastate trade tax credits taken is $2,515 and the total assessment including penalties and interest is $9,386. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2022, the assessment for intrastate trade tax credits taken is $2,175 and the total assessment including penalties and interest is $6,057. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the

Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $16,708. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

Other Matters
In addition to the above-mentioned matters, certain of the Company’s subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters. While the outcome of these matters cannot be predicted with certainty, they are being vigorously defending and the Company does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.
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

18. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Sales	$10,622	$10,637
Purchases	25,841	22,342

The Company included the following related party balances in its condensed consolidated balances sheets:

	June 30, 2022	June 30, 2021	March 31, 2022	Location in the Condensed Consolidated Balance Sheets
Accounts receivable, related parties	$17,750	$4,138	$1,896	Other receivables
Notes receivable, related parties	—	17,301	1,431	Other receivables
Accounts payable, related parties	10,403	15,124	41,747	Accounts payable
Advances from related parties	1,342	14,550	15,240	Advances from customers

Transactions with Significant Shareholders
On August 24, 2020, the Company entered into an Exit Term Loan Credit Agreement and issued Senior Secured First Lien Notes with certain lenders, including the Glendon Investor and the Monarch Investor.

On April 23, 2021, the Company and certain of its subsidiaries with certain funds managed by the Glendon Investor and the Monarch Investor, as lenders, and related matters entered into a $120,000 delayed-draw credit facility agreement (see "Note 11. Debt Arrangements" for additional information). After that date, a fund managed by Owl Creek Asset Management, L.P. became a lender under the DDTL Facility. On December 30, 2021, the Company repaid $15,375 of the DDTL facility. On June 2, 2022, Intabex, the Company and the Guarantors entered into an Amendment and Restatement Agreement with the DDTL Facility Lenders and the DDTL Agent to amend and restate the DDTL Facility Credit Agreement as set forth in Amended Credit Agreement, which became effective on July 28, 2022 (see "Note 11. Debt Arrangements" and "Note 20. Subsequent Events" for additional information).

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of June 30, 2022 and 2021, and March 31, 2022, includes $5,953, $6,361, and $3,984, respectively, of interest payable to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P. Interest expense as presented in the condensed consolidated statements of operations includes $8,097 and $7,499 for the three months ended June 30, 2022 and 2021, respectively, that relates to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P.

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

As of June 30, 2022 and 2021, and March 31, 2022, the outstanding loan balance under the Canadian DIP Facility was $0, $11,082, and $0, respectively, and is included in other receivables within the condensed consolidated balance sheets. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

19. Segment Information
The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Sales and other operating revenues:
Leaf	$340,626	$329,858
All Other	3,279	3,432
Consolidated sales and other operating revenues	$343,905	$333,290

Segment operating income:
Leaf	$11,629	$14,778
All Other	(4,377)	(6,341)
Segment operating income	7,252	8,437

Restructuring and asset impairment charges	300	233
Consolidated operating income	$6,952	$8,204

	June 30, 2022	June 30, 2021	March 31, 2022
Segment assets:
Leaf	$1,760,557	$1,598,242	$1,641,552
All Other	51,889	83,586	56,975
Total assets	$1,812,446	$1,681,828	$1,698,527

20. Subsequent Events

On July 28, 2022, the Amended Credit Agreement became effective (see "Note 11. Debt Arrangements" for additional information). In connection with the effectiveness of the Amended Credit Agreement, the Glendon Investor, the Monarch Investor, and a fund managed by Owl Creek Asset Management, L.P. received $5,119 of the aggregate $5,250 in exit fee payments from the repayment of the principal amount under the DDTL Facility. The Glendon Investor, the Monarch Investor and a fund managed by Owl Creek Asset Management, L.P. received in the aggregate $3,900 of the total $4,000 in commitment and closing fees, which were reflected as original issue discount, paid to all Term Loan Lenders in connection with the aggregate $97,500 principal amount of the Term Loans made by them of the total $100,000 aggregate principal amount of the Term Loans made by all Term Loan Lenders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2022 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include:

•risks related to the Company's indebtedness, including that the Company has substantial debt which may adversely affect it by limiting future sources of financing, interfering with its ability to pay interest, and principal on its indebtedness and subjecting it to additional risks, the Company requires a significant amount of cash to service indebtedness and its ability to generate cash depends on many factors beyond its control, the Company may not be able to refinance or renew its indebtedness, which may have a material adverse effect on its financial condition, the Company may not be able to satisfy the covenants included in its financing arrangements, which could result in the default of its outstanding debt obligations, and despite current indebtedness levels, the Company may still be able to incur substantially more debt, which could exacerbate further the risks associated with its significant leverage;

•risks and uncertainties relating to the Company's liquidity, including but not limited to: whether foreign lenders that have provided short-term operating credit lines to fund leaf tobacco operations at the local level cease to provide such funding, uncertainty and continuing risks associated with the Company’s ability to achieve its goals and continue as a going concern, and unanticipated developments with respect to liquidity needs and sources of liquidity could result in a deficiency in liquidity;

•risk and uncertainties related to the Company’s leaf tobacco operations, including changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, changes in relevant capital markets affecting the terms and availability of short-term seasonal financing, political instability, currency and interest rate fluctuations, the impact of high inflation, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, the impact of climate change on weather patterns in tobacco-growing regions, the impact of disasters or other unusual events affecting international commerce, the impacts of potential international sanctions on the Company's ability to sell or source tobacco in certain regions, potential changes in governmental regulations applicable to tobacco products, and changes in costs incurred in supplying products and related services; and

•risks and uncertainties related to the COVID-19 pandemic, including possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to the Company’s operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by Pyxus or shippers to temporarily suspend operations in affected areas, whether the Company’s operations that have been classified as "essential" under various governmental orders restricting business activities will continue to be so classified or, even if so classified, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of the Company's facilities to be halted for some period of time, negative consumer purchasing behavior with respect to the Company’s products or the products of its leaf tobacco customers during periods of government mandates restricting activities imposed in response to the COVID-19 pandemic, and the extent to which the impact of the COVID-19 pandemic on the Company’s operations and the demand for its products may not coincide with impacts experienced in the United States due to the international scope of its operations, including in emerging and other markets in which the Company operates where the timing and severity of COVID-19 outbreaks and the pace of COVID-19 vaccinations may differ from those in the United States.

We do not undertake to update any forward-looking statements that we may make from time to time.

Executive Summary
We have experienced strong demand thus far in fiscal 2023. As expected, our first quarter was consistent with the prior fiscal year, with increased demand and more normalized timing of shipments from Asia, partially offset by the timing of shipments from Africa and South America. As of June 30, 2022, our inventory increased $126.0 million compared to the prior year primarily due to higher new crop green tobacco prices and processing costs in South America, and accelerated new crop buying activities in certain key markets. In addition, our processed tobacco inventory continues to be more than 90% committed to specific customers. The overall increase in inventory and our committed inventory levels for processed tobacco position us to meet near-term demand and we expect to see stronger shipments in subsequent quarters in fiscal 2023, consistent with historical trends. Despite higher green tobacco prices and processing costs in South America, we were able to effectively manage our working capital to meet our purchasing goals for the current crop cycle.

Crop sizes in certain markets in Africa, Asia, and South America are below expectations due to the adverse impacts of prevailing La Nina weather patterns during the growing season, which has exacerbated supply shortages. We continue to engage with customers in transparent dialogue regarding the impact of inflation and La Nina on our business. In response to these and other market dynamics, we accelerated buying activities in certain key markets, and continued to invest in research trials, local programs, and additional training for our global agronomy team to further support our efforts to maximize grower efficiencies and yield despite unpredictable weather patterns. Moving forward, we are committed to recovering crop sizes, and aligning volumes in future years with customer expectations, as we work to deliver stakeholder value, and together, grow a better world.
Overview
Historically, Pyxus’ core business has been as a tobacco leaf merchant, purchasing, processing, packing, storing and shipping tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s.

We are committed to responsible crop production that supports economic viability for the supplier, provides a safe working atmosphere for those involved in crop production and minimizes negative environmental impact. Our agronomists maintain frequent contact with suppliers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. Throughout the entire production process, from seed through processing and final shipment, our SENTRI® traceability system provides clear visibility into how products are produced throughout the supply chain, supporting product integrity.

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

Historically, the Company had nine operating segments that were organized by product category and geographic area and were aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. During year ended March 31, 2022, the Company reevaluated its operating and reportable segments under ASC Topic 280 - Segment Reporting. As a result of this reevaluation, effective during the fourth quarter of the year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category and are aggregated into one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the results of the Leaf reportable segment to the consolidated results. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

Results of Operations

Three Months Ended June 30, 2022 and 2021
			Change
(in millions, except per kilo amounts)	Three months ended June 30, 2022	Three months ended June 30, 2021	$	%
Sales and other operating revenues	$343.9	$333.3	10.6	3.2
Cost of goods and services sold	303.2	291.2	12.0	4.1
Gross profit*	40.8	42.1	(1.3)	(3.1)
Selling, general, and administrative expenses	34.6	33.8	0.8	2.4
Other income, net	1.1	0.2	0.9	450.0
Restructuring and asset impairment charges	0.3	0.2	0.1	50.0
Operating income*	7.0	8.2	(1.2)	(14.6)
Loss on deconsolidation/disposition of subsidiaries	0.6	—	0.6	100.0
Interest expense, net	25.5	26.8	(1.3)	(4.9)
Income tax benefit	0.9	8.4	(7.5)	(89.3)
Income (loss) from unconsolidated affiliates	3.7	(1.4)	5.1	364.3
Net income (loss) attributable to noncontrolling interests	0.2	(0.1)	0.3	300.0
Net loss attributable to Pyxus International, Inc.	$(14.7)	$(11.5)	(3.2)	(27.8)

Leaf:
Sales and other operating revenues	$322.9	$311.7	11.1	3.6
Tobacco costs	266.0	251.8	14.2	5.6
Transportation, storage, and other period costs	20.6	21.5	(0.9)	(4.1)
Total cost of goods sold	286.6	273.3	13.3	4.9
Product revenue gross profit	36.3	38.5	(2.2)	(5.7)
Product revenue gross profit as a percent of sales	11.2%	12.3%

Kilos sold	72.1	69.1	3.0	4.3
Average price per kilo	$4.48	$4.51	(0.03)	(0.7)
Average cost per kilo	3.98	3.96	0.02	0.5
Average gross profit per kilo	0.50	0.55	(0.05)	(9.1)

Processing and other revenues	$17.7	$18.1	(0.4)	(2.1)
Processing and other revenues costs of services sold	12.5	12.4	0.2	1.2
Processing and other gross profit	5.2	5.7	(0.5)	(9.2)
Processing and other gross profit as a percent of sales	29.3%	31.6%

All Other:
Sales and other operating revenues	$3.3	$3.4	(0.2)	(4.5)
Cost of goods and services sold	4.0	5.5	(1.5)	(27.5)
Gross loss	(0.7)	(2.1)	1.4	65.7
Gross loss as a percent of sales	(21.6)%	(60.2)%

* Amounts may not equal column totals due to rounding

Sales and other operating revenues increased $10.6 million, or 3.2%, to $343.9 million for the three months ended June 30, 2022 from $333.3 million for the three months ended June 30, 2021. This increase was primarily due to a 4.3% increase in leaf volume driven by greater demand and more normalized timing of shipments from Asia. This increase was partially offset by the timing of shipments from Africa and South America.
Cost of goods and services sold increased $12.0 million, or 4.1%, to $303.2 million for the three months ended June 30, 2022 from $291.2 million for the three months ended June 30, 2021. This increase was mainly due to the increase in sales and other operating revenues.
Gross profit decreased $1.3 million, or 3.1%, to $40.8 million for the three months ended June 30, 2022 from $42.1 million for the three months ended June 30, 2021. Gross profit as a percent of sales decreased to 11.9% for the three months ended June 30, 2022 from 12.6% for the three months ended June 30, 2021. These decreases were driven by delayed shipments from Africa and South America and were partially offset by accelerated shipments from Asia.
Income tax benefit decreased $7.5 million, or 89.3%, to $0.9 million for the three months ended June 30, 2022 from $8.4 million for the three months ended June 30, 2021. The decrease was driven by the Company utilizing a different method for estimating tax expense (benefit) for the period ended June 30, 2022. Using the discrete method for the period ended June 30, 2022, the Company determined current and deferred income tax expense (benefit) as if the interim three-month period was a year-end period, which resulted in the recognition of the fiscal 2023 year-to-date benefit in the quarter. Refer to See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

Debt Financing
We continue to finance our business with a combination of short-term and long-term credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for summary of our short-term and long-term debt.

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

The following summaries our maximum borrowing amount under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	June 30, 2022
(in millions)	Maximum Borrowing Amount	Remaining Amount Available
ABL Credit Facility	$100.0	$10.0
Foreign seasonal lines of credit	717.2	171.9
Other long-term debt	0.6	—
Letters of credit	18.3	3.9
Total	$836.1	$185.8

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

(in millions)	June 30, 2022	June 30, 2021	March 31, 2022
Notes payable to banks(1)	$545.2	$403.8	$378.6
Current portion of long-term debt(2)	13.8	2.7	107.9
Long-term debt(3)	678.8	669.8	580.5
Total debt liabilities	$1,237.8	$1,076.3	$1,066.9
Less: Cash and cash equivalents	165.4	79.6	198.8
Net debt	$1,072.3	$996.7	$868.2
(1) The increase from June 30, 2021 to June 30, 2022 is due to higher borrowings under the Company's foreign seasonal lines of credit in Africa and South America driven by higher prices for green tobacco purchases. The increase from March 31, 2022 to June 30, 2022 is due to seasonality of the business, with higher working capital requirements in the first quarter of the fiscal year.
(2) The decrease from March 31, 2022 is due to reclassifying the portion of the outstanding amount under the DDTL Facility from current to noncurrent as of June 30, 2022 to the extent borrowings thereunder were refinanced under the Amendment and Restatement of the DDTL Facility Credit Agreement, which became effective prior to issuance of the Company's condensed consolidated financial statements for the three months ended June 30, 2022.
(3) The increase from March 31, 2022 is due to the reclassification of a portion of the outstanding amount under the DDTL Facility from current portion of long-term debt to long-term debt as of June 30, 2022 for the reason described above. The increase in long-term debt from June 30, 2021 is due to borrowings under the new ABL Credit Facility implemented in February 2022, which increased the maximum borrowing capacity from the Exit ABL Credit Facility that it refinanced.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	June 30, 2022	June 30, 2021	March 31, 2022
Cash, cash equivalents, and restricted cash	$174.9	$82.1	$200.9
Trade and other receivables, net	182.8	232.0	260.2
Inventories and advances to tobacco suppliers	1,024.1	890.7	798.4
Recoverable income taxes	8.7	10.9	7.9
Prepaid expenses and other current assets	61.2	54.9	60.3
Total current assets*	$1,451.8	$1,270.7	$1,327.6

Notes payable to banks	$545.2	$403.8	$378.6
Accounts payable	144.9	88.8	179.0
Advances from customers	46.1	29.6	53.0
Accrued expenses and other current liabilities	91.1	91.4	82.2
Income taxes payable	6.7	4.1	5.6
Operating leases payable	8.5	9.0	8.1
Current portion of long-term debt	13.8	2.7	107.9
Total current liabilities	$856.3	$629.4	$814.4

Current ratio	1.7 to 1	2.0 to 1	1.6 to 1
Working capital	$595.5	$641.3	$513.2
* Amounts may not equal column totals due to rounding

Working capital decreased from June 30, 2021 to June 30, 2022 by $45.8 million, or 7.1%, primarily due to delayed shipments from Africa and South America, increased foreign seasonal lines of credit mainly driven by higher green tobacco prices and processing costs in South America, and increased foreign seasonal lines of credit in Africa mainly driven by higher capacity and more efficient utilization.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	June 30, 2022	June 30, 2021	March 31, 2022
Committed	$617.6	$514.8	$471.9
Uncommitted	28.9	70.0	45.7
Total processed tobacco	$646.5	$584.8	$517.6

Total processed tobacco increased from June 30, 2021 to June 30, 2022 by $61.7 million, or 10.6%, primarily due to higher green tobacco prices and processing costs in South America, and accelerated buying activities in certain key markets. This increase was partially offset by the restructuring of certain African operations in the prior year where the Company no longer operates. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 6. Inventories" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 270 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of June 30, 2022, our cash and cash equivalents was $165.4 million of which approximately $55.3 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

(in millions)	Three months ended June 30, 2022	Three months ended June 30, 2021
Operating activities	$(242.5)	$(186.0)
Investing activities	47.0	29.7
Financing activities	168.8	140.6
Effect of exchange rate changes on cash	0.3	0.5
Decrease in cash, cash equivalents, and restricted cash	$(26.4)	$(15.2)

Cash, cash equivalents, and restricted cash decreased by $11.2 million more during the three months ended June 30, 2022 compared to the decrease during the three months ended June 30, 2021. This decrease was primarily due to cash used by operating activities driven by delayed shipments from Africa and South America. This decrease was partially offset by cash provided by financing activities from higher foreign seasonal lines of credit mainly driven by higher green tobacco prices and processing costs in South America, increased foreign seasonal lines of credit in Africa mainly driven by higher capacity and more efficient utilization, and cash provided by investing activities from higher collections from securitized trade receivables.

Planned Capital Expenditures
Capital investments in our leaf operations have been made primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We have incurred approximately $2.2 million in capital expenditures for the three months ended June 30, 2022, and are expecting to incur an additional $20.0 million for the remainder of the fiscal year ending March 31, 2023.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

(in millions)	Three months ended June 30, 2022
Contributions made during the period	$1.4
Contributions expected for the remainder of the fiscal year	3.2
Total	$4.6

No cash dividends were paid to shareholders during the three months ended June 30, 2022. The payment of dividends is restricted under the terms the ABL Credit Agreement, the Term Loan Credit Agreement, and the Indenture.

Critical Accounting Policies and Estimates
As of the date of this report, there are no material changes to the critical accounting policies and estimates previously disclosed in Part I, Item 7 "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2022. For a discussion of our exposure to market risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2022.

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

There were no changes that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 17. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. Except as set forth below, as of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

The impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes, if they are adopted and become effective, is uncertain, but they could materially adversely affect our business, results of operations and financial condition.
In June 2022, the U.S. Food and Drug Administration (the "FDA") announced its plan to publish a proposed rule in 2023 that would prohibit the sale of cigarettes in the United States other than cigarettes having significantly reduced levels of nicotine. The definitive provisions of such a proposed rule have not yet been announced and any rule proposal is subject to public comment prior to being adopted by the FDA. Accordingly, the terms of any such final rule are uncertain and the date of effectiveness of such a rule is also uncertain. While the FDA announced that reducing the nicotine levels of cigarettes would reduce consumption of cigarettes by future generations and facilitate current smokers to stop consuming cigarettes, it is uncertain whether such potential regulations, if they are adopted and become effective, will have such effect. While the impact of such potential regulations on the Company is also uncertain, such regulations, if they are adopted and become effective, could materially adversely affect our business, results of operations and financial condition.

Item 6. Exhibits

10.01	Amendment and Restatement Agreement dated as of June 2, 2022 among Intabex Netherlands B.V., Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, Alliance One International Tabak B.V., the other guarantors party thereto, the Lenders party thereto, and Alter Domus (US) LLC, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on June 7, 2022 (File No. 000-25734)
10.02	Fourth Amendment and Restatement Agreement dated 27 June 2022 among Pyxus International, Inc., Pyxus Parent, Inc., Pyxus Holdings, Inc., Alliance One Tobacco (Malawi) Limited, Alliance One Tobacco (Tanzania) Limited, Alliance One Zambia Limited and Eastern and Southern African Trade and Development Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on July 6, 2022 (File No. 000-25734)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: August 11, 2022	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer
(Principal Accounting Officer)