Form 10-Q
period 2022-09-30
PYXUS INTERNATIONAL, INC.
filed 2022-11-10
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of October 31, 2022, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Sales and other operating revenues	$508,278	$394,201	$852,183	$727,491
Cost of goods and services sold	440,959	342,147	744,109	633,317
Gross profit	67,319	52,054	108,074	94,174
Selling, general, and administrative expenses	34,987	37,925	69,575	71,770
Other expense, net	1,151	1,816	66	1,654
Restructuring and asset impairment charges	4,045	6,859	4,345	7,092
Operating income	27,136	5,454	34,088	13,658
Loss on deconsolidation/disposition of subsidiaries	49	2,456	648	2,456
Loss on pension settlement	2,588	—	2,588	—
Interest expense, net	28,814	28,477	54,288	55,317
Loss before income taxes and other items	(4,315)	(25,479)	(23,436)	(44,115)
Income tax benefit	1,210	14,128	2,077	22,567
Income (loss) from unconsolidated affiliates	1,555	1,328	5,304	(103)
Net loss	(1,550)	(10,023)	(16,055)	(21,651)
Net (loss) income attributable to noncontrolling interests	(13)	(342)	145	(462)
Net loss attributable to Pyxus International, Inc.	$(1,537)	$(9,681)	$(16,200)	$(21,189)

Loss per share:
Basic and diluted	$(0.06)	$(0.39)	$(0.65)	$(0.85)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(1,550)	$(10,023)	$(16,055)	$(21,651)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,801)	(1,591)	(3,854)	(902)
Pension and other postretirement benefit plans	(1,562)	(512)	(1,562)	(512)
Cash flow hedges	(1,768)	(2,896)	(3,271)	1,432
Total other comprehensive (loss) income, net of tax	(8,131)	(4,999)	(8,687)	18
Total comprehensive loss	(9,681)	(15,022)	(24,742)	(21,633)
Comprehensive (loss) income attributable to noncontrolling interests	(13)	(342)	145	(462)
Comprehensive loss attributable to Pyxus International, Inc.	$(9,668)	$(14,680)	$(24,887)	$(21,171)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2022	September 30, 2021	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$114,082	$127,636	$198,777
Restricted cash	1,691	3,028	2,148
Trade receivables, net	205,024	204,927	247,677
Other receivables	15,550	18,757	12,511
Inventories, net	890,097	802,428	749,427
Advances to tobacco suppliers, net	48,712	36,140	48,932
Recoverable income taxes	11,970	34,090	7,906
Prepaid expenses	35,069	32,718	34,817
Other current assets	15,863	15,895	25,452
Total current assets	1,338,058	1,275,619	1,327,647
Restricted cash	—	389	389
Investments in unconsolidated affiliates	88,695	87,420	95,420
Goodwill	—	36,853	—
Other intangible assets, net	40,892	49,353	45,061
Deferred income taxes, net	16,691	7,063	6,498
Long-term recoverable income taxes	4,560	4,166	4,588
Other noncurrent assets	44,025	38,487	45,424
Right-of-use assets	33,042	38,967	35,979
Property, plant, and equipment, net	132,102	137,239	137,521
Total assets	$1,698,065	$1,675,556	$1,698,527

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$548,490	$457,699	$378,612
Accounts payable	103,494	72,138	179,012
Advances from customers	43,802	33,520	52,998
Accrued expenses and other current liabilities	75,993	72,574	82,239
Income taxes payable	5,262	—	5,592
Operating leases payable	8,644	8,418	8,065
Current portion of long-term debt	140	121,926	107,856
Total current liabilities	785,825	766,275	814,374
Long-term taxes payable	5,783	6,703	6,703
Long-term debt	646,125	543,233	580,477
Deferred income taxes	11,576	16,285	11,670
Liability for unrecognized tax benefits	14,660	15,850	14,401
Long-term leases	23,580	29,495	28,604
Pension, postretirement, and other long-term liabilities	56,939	65,496	60,927
Total liabilities	1,544,488	1,443,337	1,517,156
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	390,290	391,089	390,290
Retained deficit	(235,013)	(157,883)	(218,813)
Accumulated other comprehensive (loss) income	(4,883)	(6,715)	3,804
Total stockholders’ equity of Pyxus International, Inc.	150,394	226,491	175,281
Noncontrolling interests	3,183	5,728	6,090
Total stockholders’ equity	153,577	232,219	181,371
Total liabilities and stockholders’ equity	$1,698,065	$1,675,556	$1,698,527

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net loss attributable to Pyxus International, Inc.	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	390,290	(233,476)	(7,926)	6,328	4,846	3,196	163,258
Net loss attributable to Pyxus International, Inc.	—	(1,537)	—	—	—	(13)	(1,550)
Other comprehensive loss, net of tax	—	—	(4,801)	(1,562)	(1,768)	—	(8,131)
Balance, September 30, 2022	$390,290	$(235,013)	$(12,727)	$4,766	$3,078	$3,183	$153,577

Balance, March 31, 2021	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss attributable to Pyxus International, Inc.	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)	—	—	—	8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021	391,089	(148,202)	(3,960)	541	1,703	6,158	247,329
Net loss attributable to Pyxus International, Inc.	—	(9,681)	—	—	—	(342)	(10,023)
Other	—	—	—	—	—	(88)	(88)
Other comprehensive loss, net of tax	—	—	(1,591)	(512)	(2,896)	—	(4,999)
Balance, September 30, 2021	$391,089	$(157,883)	$(5,551)	$29	$(1,193)	$5,728	$232,219

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Operating Activities:
Net loss	$(16,055)	$(21,651)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,284	8,170
Debt amortization/interest	10,401	11,656
Loss on foreign currency transactions	970	2,605
Asset impairment charges	4,035	5,689
Loss on deconsolidation/disposition of subsidiaries	648	2,456
Loss on pension settlement	2,588	—
Income (loss) from unconsolidated affiliates, net of dividends	6,217	9,248
Changes in operating assets and liabilities, net
Trade and other receivables	(48,424)	(113,830)
Inventories and advances to tobacco suppliers	(146,470)	(67,108)
Deferred items	(19,089)	333
Recoverable income taxes	(3,481)	(28,991)
Payables and accrued expenses	(76,646)	(60,783)
Advances from customers	(9,238)	21,411
Prepaid expenses	2,069	2,875
Income taxes	(281)	(8,582)
Other operating assets and liabilities	6,421	11,171
Other, net	(10,617)	(5,813)
Net cash used by operating activities	(286,668)	(231,144)

Investing Activities:
Purchases of property, plant, and equipment	(5,426)	(8,568)
Proceeds from sale of property, plant, and equipment	2,114	1,571
Collections on beneficial interests on securitized trade receivables	76,209	82,649
DIP loan to deconsolidated subsidiary	—	(5,229)
Collection of DIP loan from deconsolidated subsidiary	—	10,996
Proceeds from settlement of debt claims from deconsolidated subsidiaries	2,011	—
Other, net	477	(1,185)
Net cash provided by investing activities	75,385	80,234

Financing Activities:
Net proceeds from short-term borrowings	176,302	85,047
Proceeds from DDTL facility	—	117,600
Repayment of DDTL facility	(110,250)	—
Proceeds from term loan facility	100,000	—
Proceeds from revolving loan facilities	45,000	—
Repayment of revolving loan facilities	(80,000)	(11,000)
Debt issuance costs	(5,544)	(6,300)
Fees paid to refinance the DDTL facility	(4,000)	—
Other, net	340	126
Net cash provided by financing activities	121,848	185,473

Effect of exchange rate changes on cash	3,894	(1,223)

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	September 30, 2022	September 30, 2021
(Decrease) increase in cash, cash equivalents, and restricted cash	(85,541)	33,340
Cash and cash equivalents at beginning of period	198,777	92,705
Restricted cash at beginning of period	2,537	5,008
Cash, cash equivalents, and restricted cash at end of period	$115,773	$131,053

Other information:
Cash paid for income taxes, net	$11,235	$12,030
Cash paid for interest, net	37,906	41,838
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	70,662	91,742

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
Segment Information
During the year ended March 31, 2022, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 - Segment Reporting. As a result of this reevaluation, effective as of the fourth quarter of the fiscal year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category and are aggregated into one reportable segment for financial reporting purposes: Leaf. Based on our reevaluation, the Company concluded that the economic characteristics of our five Leaf region operations in North America, South America, Europe, Asia, and Africa were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The three product category operating segments other than Leaf do not individually or in the aggregate meet the quantitative and qualitative thresholds to be individually reportable and have been combined and reported in the "All Other" category for purposes of reconciliation of respective balances for the Leaf segment to the condensed consolidated financial statements. Prior-period segment financial information has been revised to conform to the current-year presentation. See "Note 20. Segment Information" for additional information.

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

3. Revenue Recognition
Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of e-liquids and non-tobacco agriculture products. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Leaf:
Product revenue	$475,599	$357,716	$798,483	$669,457
Processing and other revenues	30,342	33,239	48,084	51,356
Total sales and other operating revenues	505,941	390,955	846,567	720,813
All Other:
Total sales and other operating revenues	2,337	3,246	5,616	6,678
Total sales and other operating revenues	$508,278	$394,201	$852,183	$727,491

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$(23,330)	$(21,133)	$(24,541)	$(20,900)
Additions	(860)	(2,508)	(1,025)	(2,888)
Write-offs	492	—	1,868	147
Balance, end of period	(23,698)	(23,641)	(23,698)	(23,641)
Trade receivables	228,722	228,568	228,722	228,568
Trade receivables, net	$205,024	$204,927	$205,024	$204,927

4. Restructuring and Asset Impairment Charges
The Company continued its focus on cost saving initiatives. The employee separation and asset impairment charges for the periods ended September 30, 2022 were primarily related to the restructuring of certain non-leaf agriculture operations. The employee separation and asset impairment charges for the periods ended September 30, 2021 were primarily related to the write-off of the Company's remaining industrial hemp cannabidiol ("CBD") extraction equipment and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Employee separation charges	$10	$1,256	$310	$1,403
Asset impairment and other non-cash charges	4,035	5,603	4,035	5,689
Restructuring and asset impairment charges	$4,045	$6,859	$4,345	$7,092

5. Income Taxes
The Company's quarterly provision for income taxes has generally been calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. The AETR method was used to calculate the provision for income taxes for the prior fiscal years, for which the Company reported income tax benefits in each prior reporting period. As of September 30, 2022, the AETR method produced an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined current and deferred income tax expense as if the six-month interim period of the current fiscal year were an annual period.

The effective tax rate for the six months ended September 30, 2022 and 2021 was 8.9% and 51.2%, respectively. For the six months ended September 30, 2022 and 2021, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to the impact of net foreign exchange effects, non-deductible interest, and variations in the expected jurisdictional mix of earnings.

6. Loss Per Share
The following summarizes the computation of loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(1,537)	$(9,681)	$(16,200)	$(21,189)
Shares:
Weighted average number of shares outstanding	25,000	25,000	25,000	25,000
Basic and diluted loss per share	$(0.06)	$(0.39)	$(0.65)	$(0.85)

7. Inventories, Net
The following summarizes the composition of inventories, net:

	September 30, 2022	September 30, 2021	March 31, 2022
Processed tobacco	$712,078	$605,424	$517,613
Unprocessed tobacco	131,867	162,676	193,406
Other tobacco related	34,577	21,374	29,694
All Other	11,575	12,954	8,714
Total	$890,097	$802,428	$749,427

8. CCAA Proceeding and Deconsolidation of Subsidiaries
On January 21, 2021, Figr Norfolk Inc. ("Figr Norfolk"), Figr Brands, Inc. ("Figr Brands"), and Canada’s Island Garden Inc. ("Figr East," and together with Figr Norfolk and Figr Brands, the "Canadian Cannabis Subsidiaries"), which, prior to their disposition, were indirect subsidiaries of the Company, applied for relief from their respective creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "Canadian Court") in Ontario, Canada as Court File No. CV-21-00655373-00CL (the "CCAA Proceeding"). On January 21, 2021 (the "Order Date"), upon application by the Canadian Cannabis Subsidiaries, the Canadian Court issued an order for creditor protection of the Canadian Cannabis Subsidiaries pursuant to the provisions of the CCAA and the appointment of FTI Consulting Canada Inc. to serve as the Canadian Court-appointed monitor of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding (the "Monitor"). The administration of the CCAA Proceeding, including the Canadian Court's appointment of the Monitor and the related authority of the Monitor, including approval rights with respect to significant actions of the Canadian Cannabis Subsidiaries during the pendency of the CCAA Proceeding, resulted in the Company losing control (in accordance with U.S. GAAP) of the Canadian Cannabis Subsidiaries at that time, and the deconsolidation on January 20, 2021 of the Canadian cannabis Subsidiaries' assets and liabilities and elimination of their equity components from the Company's consolidated financial statements as of January 21, 2021. Prior to the deconsolidation of the Canadian Cannabis Subsidiaries, they comprised an operating segment within the Other Products and Services reportable segment, which upon the Company's reevaluation of operating and reportable segments effective during the fourth quarter of the fiscal year ended March 31, 2022 is presented in the All Other category. Upon deconsolidation, the Company accounts for its investments in the Canadian Cannabis Subsidiaries using the cost method of accounting.

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

Related Party Relationship
The commencement of the CCAA Proceeding, the appointment of the Monitor, and the subsequent deconsolidation of the Canadian Cannabis Subsidiaries results in transactions with the Canadian Cannabis Subsidiaries no longer being eliminated in consolidation. As such, transactions between the Company and the Canadian Cannabis Subsidiaries, including loans under the debtor-in-possession financing facility (the "Canadian DIP Facility") from another non-U.S. subsidiary of Pyxus (the "DIP Lender") provided during the pendency of the CCAA Proceedings, which were fully repaid on July 8, 2021, are treated as related party transactions. See "Note 19. Related Party Transactions" for transactions between the Company and the Canadian Cannabis Subsidiaries.

9. Equity Method Investments
The following summarizes the Company's equity method investments as of September 30, 2022:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	Purchase and process tobacco	49%	44,805
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)

The following summarizes financial information for these equity method investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operations statement:
Sales	$62,275	$32,513	$131,657	$63,945
Gross profit	5,766	2,448	19,855	6,114
Net income	3,913	3,206	12,243	306
Company's dividends received	1	18	11,523	8,866

	September 30, 2022	September 30, 2021	March 31, 2022
Balance sheet:
Current assets	$414,911	$280,561	$375,015
Property, plant, and equipment and other assets	38,113	43,675	42,841
Current liabilities	336,815	214,321	289,816
Long-term obligations and other liabilities	2,463	3,144	2,999

10. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	September 30, 2022	September 30, 2021	March 31, 2022
Investments in variable interest entities	$81,988	$80,205	$88,118
Receivables with variable interest entities	1,882	7,721	2,211
Guaranteed amounts to variable interest entities (not to exceed)	64,448	55,991	55,884

11. Other Intangible Assets, Net
The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Six Months Ended September 30, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.9 years	$23,568	$(1,998)	$21,570
Technology	5.6 years	11,471	(1,767)	9,704
Trade names	11.9 years	10,022	(404)	9,618
Total		$45,061	$(4,169)	$40,892

	Year Ended March 31, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Additions	Amortization Expense	Disposition of Humble Juice	Impairment	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.3 years	$27,730	$—	$(2,427)	$(1,735)	$—	$23,568
Technology	5.8 years	12,858	840	(2,227)	—	—	11,471
Trade names	12.4 years	10,829	—	(807)	—	—	10,022
Intangibles not subject to amortization:
Goodwill		36,853	—	—	(4,667)	(32,186)	—
Total		$88,270	$840	$(5,461)	$(6,402)	$(32,186)	$45,061

12. Debt Arrangements
The following summarizes debt and notes payable:

			September 30,	September 30,	March 31,
(in thousands)	Interest Rate		2022	2021	2022
Senior secured credit facilities:
ABL Credit Facility	4.1%	(1)	$55,000	$—	$90,000
Exit ABL Credit Facility	5.8%	(1)	—	56,500	—
Term Loan Facility (2)	10.3%	(1)	96,464	—	—
DDTL Facility	10.7%	(1)	—	119,263	107,832
Senior secured notes:
10.0% senior secured first lien notes (3)	10.0%		272,621	269,007	270,762

Exit Term Loan Credit Facility (4)	9.8%	(1)	221,606	217,510	219,500
Other long-term debt	3.0%	(1)	574	2,879	239
Notes payable to banks (5)	6.0%	(1)	548,490	457,699	378,612
Total debt			$1,194,755	$1,122,858	$1,066,945
Short-term (5)			$548,490	$457,699	$378,612
Long-term:
Current portion of long-term debt			$140	$121,926	$107,856
Long-term debt			646,125	543,233	580,477
Total			$646,265	$665,159	$688,333

Letters of credit			$14,292	$9,244	$9,038

(1) Weighted average rate for the trailing twelve months ended September 30, 2022. As the ABL Credit Facility and the Term Loan Facility have not been outstanding for a trailing twelve-month period, the interest rate is the weighted average rate from inception through September 30, 2022.

(2) Balance of $96,464 is net of original issue discount of $3,536. Total repayment will be $100,000, subject to a 2.0% exit fee payable upon repayment occurring after July 28, 2023.
(3) Balance of $272,621 is net of original issue discount of $8,222. Total repayment will be $280,844.
(4) The aggregate balance of the Exit Term Loan Credit Facility of $221,606 includes $5,932 of accrued paid-in-kind interest.
(5) Primarily foreign seasonal lines of credit.
ABL Credit Facility
On February 8, 2022, Pyxus Holdings, certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc., as parent guarantors, entered into an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. The ABL Credit Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Exit Term Loan Credit Agreement and the Indenture. A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At September 30, 2022, Pyxus Holdings was in compliance with the covenants under the ABL Credit Agreement.

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
Amendment and Restatement of DDTL Facility Credit Agreement
On June 2, 2022, Intabex, the Company and the Guarantors entered into an Amendment and Restatement Agreement dated as of June 2, 2022 (the "Amendment and Restatement Agreement") with the DDTL Facility Lenders and the DDTL Agent to, subject to the satisfaction of customary closing conditions, amend and restate the DDTL Facility Credit Agreement as set forth in the form of an Amended and Restated Term Loan Credit Agreement (the "Amended Credit Agreement"), appended to the Amendment and Restatement Agreement, among (i) Intabex, as borrower, (ii) the Company and the Guarantors, (iii) the DDTL Facility Lenders and any other lender that becomes a party thereto (collectively, the "Term Loan Lenders"), and (iv) the DDTL Agent, as administrative agent and collateral agent. On July 28, 2022 (the "Amendment and Restatement Effectiveness Date"), following the satisfaction of the conditions to effectiveness specified in the Amendment and Restatement Agreement, the amendment and restatement of the DDTL Facility Credit Agreement by the Amended Credit Agreement became effective.

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
The Amended Credit Agreement provides that the Term Loans may be prepaid at any time, with a 2.0% fee due with respect to any principal payment made after the one-year anniversary of the Amendment and Restatement Effectiveness Date, including a payment made at maturity. The Amended Credit Agreement further provides that amounts of principal that are prepaid may not be reborrowed under the Term Loan Facility. Under the Amended Credit Agreement, interest on the outstanding principal amount of the Term Loans accrues at an annual rate of SOFR plus 7.5%, subject to a SOFR floor of 1.0%, for "SOFR loans" or, for loans that are not SOFR loans, at an annual rate of an alternate base rate (as specified in the Amended Credit Agreement and subject to a specified floor) plus 6.5%. Interest is to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (which may be one, three or six months) for SOFR loans and on the last day of each calendar quarter for loans that are not SOFR loans. Pursuant to the Amended Credit Agreement, the Term Loan Lenders received on the Amendment and Restatement Effectiveness Date a non-refundable commitment fee equal to 3.0% of the aggregate commitments under the Term Loan Facility and a closing fee equal to 1.0% of the aggregate commitments under the Term Loan Facility, as original issue discount. The Term Loans mature on December 2, 2023.
Under the Amended Credit Agreement, the obligations of Intabex under the Amended Credit Agreement (and certain related obligations) continue to be guaranteed and secured by the same guarantors of, and the same collateral securing, Intabex’s obligations under the DDTL Facility Credit Agreement. At September 30, 2022, Intabex and each of the Guarantors was in compliance with the covenants under the Amended Credit Facility.

Related Party Transactions
Based on a Schedule 13D/A filed with the SEC on October 19, 2022 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on Form 4 filed with the SEC on July 15, 2021, as well as a Schedule 13D filed with the SEC on September 3, 2020 by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor and a representative of the Monarch Investor servce as directors of Pyxus.
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
Senior Secured First Lien Notes
On the August 24, 2020, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of the Notes to holders of Allowed First Lien Notes Claims pursuant to the Indenture dated as of August 24, 2020 (the "Indenture") among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. The Notes mature on August 24, 2024. A detailed description of the Notes and the Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At September 30, 2022, Pyxus Holdings was in compliance with the covenants under the Indenture.
Exit Term Loan Credit Facility
On August 24, 2020, Pyxus Holdings entered into the Exit Term Loan Credit Agreement by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent to establish the Exit Term Loan Credit Facility in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under Debtors’ debtor-in-possession financing facility, and related fees, was converted into, or otherwise satisfied with the proceeds of, the Exit Term Loan Credit Facility. The Exit Term Loans and the Exit Term Credit Facility mature on February 24, 2025. A detailed description of the Exit Term Loan Credit Agreement and Exit Term Loan Credit Facility is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At September 30, 2022, Pyxus Holdings was in compliance with the covenants under the Exit Term Loan Credit Agreement.
Short-Term Seasonal Lines of Credit
Excluding all long-term credit agreements, the Company typically finances its foreign operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of September 30, 2022, the total borrowing capacity under individual foreign seasonal lines of credit range up to $148,000, which includes the lines of credit of certain of the Company's African subsidiaries with Eastern and Southern African Trade and Development Bank ("TDB"). As of September 30, 2022, the aggregate amount available for borrowing under the seasonal lines of credit was $165,900. At September 30, 2022, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

13. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities, two of which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of September 30, 2022, the investment limit of this facility was $100,000 of trade receivables. For the other facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of September 30, 2022, the investment limit under the second facility was $80,000 of trade receivables. As of September 30, 2022, the investment limit under the third facility was variable based on qualifying sales. As the servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As of September 30, 2022 and 2021, and March 31, 2022, trade receivables, net in the condensed consolidated balance sheets has been reduced by $5,108, $4,843, and $1,872 as a result of the net settlement, respectively. Refer to "Note 16. Fair Value Measurements" for additional information.
The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	September 30, 2022	September 30, 2021	March 31, 2022
Receivables outstanding in facility	$149,523	$119,254	$131,092
Beneficial interests	22,842	26,055	28,072

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Six Months Ended
	September 30,
	2022	2021
Cash proceeds for the period ended:
Cash purchase price	$320,256	$216,497
Deferred purchase price	76,209	82,649
Total	$396,465	$299,146

14. Guarantees
In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2022	September 30, 2021	March 31, 2022
Amounts guaranteed (not to exceed)	$103,434	$93,982	$114,208
Amounts outstanding under guarantee (1)	26,460	14,777	49,413
Fair value of guarantees	1,206	343	2,956
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	102	—	15,781
(1) Most of the guarantees outstanding at September 30, 2022 expire within one year.

15. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $1,848 and $2,710 from its derivative financial instruments in cost of goods and services sold for the three and six months ended September 30, 2022, respectively. The Company recorded a net gain of $647 and $1,062 from its derivative financial instruments in cost of goods and services sold for the three and six months ended September 30, 2021, respectively. As of September 30, 2022 and 2021, the Company recorded current derivative assets of $0 and $1,523 within other current assets and current derivative liabilities of $531 and $634 within accrued expenses and other current liabilities, respectively. The U.S. Dollar notional amount of derivative contracts outstanding as of September 30, 2022 and 2021 was $32,000 and $72,522, respectively.

16. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022			September 30, 2021			March 31, 2022
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$1,523	$—	$1,523	$9,867	$—	$9,867
Securitized beneficial interests	—	22,842	22,842	—	26,056	26,056	—	28,072	28,072
Total assets	$—	$22,842	$22,842	$1,523	$26,056	$27,579	$9,867	$28,072	$37,939
Financial Liabilities:
Derivative financial instruments	$531	$—	$531	$634		$634	$—	$—	$—
Long-term debt	417,542	577	418,119	446,770	3,127	449,897	447,843	246	448,089
Guarantees	—	1,206	1,206	—	343	343	—	2,956	2,956
Total liabilities	$418,073	$1,783	$419,856	$447,404	$3,470	$450,874	$447,843	$3,202	$451,045

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$22,762	$660	$2,601	$20,271	$3,164	$1,962
Issuances of sales of receivables/guarantees	—	—	481	53,243	—	274
Settlements	(39,395)	—	(808)	(45,979)	(37)	(1,678)
Additions	41,816	—	—	—	—	—
Losses recognized in earnings	(2,341)	(83)	(1,068)	(1,479)	—	(215)
Ending balance	$22,842	$577	$1,206	$26,056	$3,127	$343

	Six Months Ended
	September 30, 2022			September 30, 2021
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$28,072	$246	$2,956	$19,370	$3,162	$1,740
Issuances of sales of receivables/guarantees	—	—	687	91,741	—	497
Settlements	(72,756)	—	(1,343)	(82,674)	(37)	(1,704)
Additions	71,082	370	—	—	2	—
Losses recognized in earnings	(3,556)	(39)	(1,094)	(2,381)	—	(190)
Ending balance	$22,842	$577	$1,206	$26,056	$3,127	$343

For the six months ended September 30, 2022 and 2021, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $597 and $826, respectively.

17. Pension and Other Postretirement Benefits
On November 19, 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). Termination of the U.S. Pension Plan is expected to occur during the three-month period ending December 31, 2022. During the three months ended September 30, 2022, the Company settled benefits with vested participants that elected a lump sum payout and made a cash contribution of $5,300 to fully fund the U.S. Pension Plan's liabilities in preparation to purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants. In addition, the Company recorded a pension settlement charge of $2,588 during the three months ended September 30, 2022, which included the reclassification of unrecognized pension gains within accumulated other comprehensive loss within the Company's condensed consolidated statements of operations. The amount of unrecognized pension gains within accumulated other comprehensive loss related to the remaining U.S. pension plans is approximately $3,839 at September 30, 2022.

18. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2022, the assessment for intrastate trade tax credits taken is $2,436 and the total assessment including penalties and interest is $9,218. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2022, the assessment for intrastate trade tax credits taken is $2,107 and the total assessment including penalties and interest is $5,936. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $15,456. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

19. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$9,928	$8,176	$20,550	$18,813
Purchases	50,555	25,331	76,396	47,673

The Company included the following related party balances in its condensed consolidated balance sheets:

	September 30, 2022	September 30, 2021	March 31, 2022	Location in the Condensed Consolidated Balance Sheets
Accounts receivable, related parties	$2,657	$5,611	$1,896	Other receivables
Notes receivable, related parties	—	3,519	1,431	Other receivables
Accounts payable, related parties	13,537	13,451	41,747	Accounts payable
Advances from related parties	—	14,550	15,240	Advances from customers

Transactions with Significant Shareholders
On August 24, 2020, the Company entered into an Exit Term Loan Credit Agreement and issued Senior Secured First Lien Notes with certain lenders, including the Glendon Investor and the Monarch Investor.

On April 23, 2021, the Company and certain of its subsidiaries with certain funds managed by the Glendon Investor and the Monarch Investor, as lenders, and related matters entered into a $120,000 delayed-draw credit facility agreement (see "Note 12. Debt Arrangements" for additional information). After that date, a fund managed by Owl Creek Asset Management, L.P.

became a lender under the DDTL Facility. On December 30, 2021, the Company repaid $15,375 of the DDTL facility. On June 2, 2022, Intabex, the Company and the Guarantors entered into an Amendment and Restatement Agreement with the DDTL Facility Lenders and the DDTL Agent to amend and restate the DDTL Facility Credit Agreement as set forth in Amended Credit Agreement, which became effective on July 28, 2022 (see "Note 12. Debt Arrangements" for additional information). In connection with the effectiveness of the Amended Credit Agreement, the Glendon Investor, the Monarch Investor, and a fund managed by Owl Creek Asset Management, L.P. received $5,119 of the aggregate $5,250 in exit fee payments from the repayment of the principal amount under the DDTL Facility. The Glendon Investor, the Monarch Investor and a fund managed by Owl Creek Asset Management, L.P. received in the aggregate $3,900 of the total $4,000 in commitment and closing fees, which were reflected as original issue discount, paid to all Term Loan Lenders in connection with the aggregate $97,500 principal amount of the Term Loans made by them of the total $100,000 aggregate principal amount of the Term Loans made by all Term Loan Lenders.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of September 30, 2022 and 2021, and March 31, 2022, includes $4,085, $4,369, and $3,984, respectively, of interest payable to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P. Interest expense as presented in the condensed consolidated statements of operations includes $8,133 and $16,230 for the three and six months ended September 30, 2022, respectively, and $8,537 and $16,036 for the three and six months ended September 31, 2021, respectively, that relates to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P.

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

20. Segment Information
The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales and other operating revenues:
Leaf	$505,941	$390,955	$846,567	$720,813
All Other	2,337	3,246	5,616	6,678
Consolidated sales and other operating revenues	$508,278	$394,201	$852,183	$727,491

Segment operating income:
Leaf	$35,800	$19,616	$47,429	$34,394
All Other	(4,619)	(7,303)	(8,996)	(13,644)
Segment operating income	31,181	12,313	38,433	20,750

Restructuring and asset impairment charges	4,045	6,859	4,345	7,092
Consolidated operating income	$27,136	$5,454	$34,088	$13,658

	September 30, 2022	September 30, 2021	March 31, 2022
Segment assets:
Leaf	$1,651,217	$1,609,233	$1,641,552
All Other	46,848	66,323	56,975
Total assets	$1,698,065	$1,675,556	$1,698,527

21. Subsequent Events

Securitized Receivables
On November 3, 2022, the investment limit of the second securitization facility described in "Note 13. Securitized Receivables" was increased from $80,000 to $110,000 of trade receivables.

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

•risk and uncertainties related to the Company’s leaf tobacco operations, including changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, changes in relevant capital markets affecting the terms and availability of short-term seasonal financing, political instability, currency and interest rate fluctuations, the impact of high inflation, shifts in the global supply and demand position for tobacco products, changes in tax laws and regulations or the interpretation of tax laws and regulations, resolution of tax matters, adverse weather conditions, the impact of climate change on weather patterns in tobacco-growing regions, the impact of disasters or other unusual events affecting international commerce, the impacts of international sanctions on the Company's ability to sell or source tobacco in certain regions, changes in governmental regulations applicable to tobacco products, and changes in costs incurred in supplying products and related services; and

•risks and uncertainties related to the COVID-19 pandemic, including possible delays in shipments of leaf tobacco, including from the closure or restricted activities at ports or other channels, disruptions to the Company’s operations or the operations of suppliers and customers resulting from restrictions on the ability of employees and others in the supply chain to travel and work, border closures, determinations by Pyxus or shippers to temporarily suspend operations in affected areas, whether safety concerns related to COVID-19 might otherwise require operations at any of the Company's facilities to be halted or limited for some period of time, negative consumer purchasing behavior with respect to the Company’s products or the products of its leaf tobacco customers during periods of government mandates restricting activities imposed in response to the COVID-19 pandemic, and the extent to which the impact of the COVID-19 pandemic on the Company’s operations and the demand for its products may not coincide with impacts experienced in the United States due to the international scope of its operations, including in emerging and other markets in which the Company operates where the timing and severity of COVID-19 outbreaks, governmental reactions to the threat of outbreaks, and the pace and efficacy of COVID-19 vaccinations may differ from those in the United States.

We do not undertake to update any forward-looking statements that we may make from time to time.

Executive Summary
Through the first half of fiscal 2023, we reduced supply chain complexities and increased operational efficiencies. These efforts result in more normalized shipments in certain markets compared to the prior year. During the quarter ended September 30, 2022, we experienced increased sales and other operating revenue and operating margin improvement primarily due to increased demand and more normalized timing of shipments from Africa, Asia, and South America. This enabled the Company to utilize cash generated from increased sales in the quarter to refinance the Delayed Draw Term Loan Facility, repay a portion of the revolving loan facilities, and fully fund the U.S. defined benefit pension plan.

As of September 30, 2022, our inventory increased $87.7 million compared to the prior year primarily due to higher green tobacco prices and processing costs in South America and delayed shipments from North America. Our processed tobacco inventory continues to be more than 90% committed to specific customers. The overall increase in inventory and our committed inventory levels for processed tobacco position us to meet near-term demand.

The prevailing La Nina weather patterns continue to adversely affect the global supply of tobacco. Through our efforts to accelerate buying activities in certain key markets, investments we have made across the business, and engaging with customers in transparent dialogue regarding the impacts of La Nina and inflation on our business, we purchased sufficient volume to meet near-term customer demand and maintained our gross profit as a percentage of sales despite historic inflation. As we approach the second half of fiscal 2023, we are closely monitoring the market for crop inputs like fertilizer and taking steps to mitigate the near-term risk of supply shortages where possible.

Overview
The Company is a global agricultural company with nearly 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2022	2021	$	%
Sales and other operating revenues	$508.3	$394.2	114.1	28.9
Cost of goods and services sold	441.0	342.1	98.9	28.9
Gross profit	67.3	52.1	15.2	29.2
Gross profit as a percent of sales	13.2%	13.2%
Selling, general, and administrative expenses	35.0	37.9	(2.9)	(7.7)
Other expense, net	1.2	1.8	(0.6)	(33.3)
Restructuring and asset impairment charges	4.0	6.9	(2.9)	(42.0)
Operating income	27.1	5.5	21.6	392.7
Loss on deconsolidation/disposition of subsidiaries	—	2.5	(2.5)	(100.0)
Loss on pension settlement	2.6	—	2.6	100.0
Interest expense, net	28.8	28.5	0.3	1.1
Income tax benefit	1.2	14.1	(12.9)	(91.5)
Income from unconsolidated affiliates	1.6	1.3	0.3	23.1
Net income (loss) attributable to noncontrolling interests	—	(0.3)	0.3	100.0
Net loss attributable to Pyxus International, Inc.*	$(1.5)	$(9.7)	8.2	84.5

Leaf:
Sales and other operating revenues	$475.6	$357.7	117.9	33.0
Tobacco costs	388.7	292.9	95.8	32.7
Transportation, storage, and other period costs	23.9	18.8	5.1	27.2
Total cost of goods sold*	412.5	311.7	100.9	32.4
Product revenue gross profit*	63.1	46.1	17.0	36.9
Product revenue gross profit as a percent of sales	13.3%	12.9%

Kilos sold	101.4	86.3	15.1	17.5
Average price per kilo	$4.69	$4.14	0.55	13.3
Average cost per kilo	4.07	3.61	0.46	12.7
Average gross profit per kilo	0.62	0.53	0.09	17.0

Processing and other revenues	$30.3	$33.2	(2.9)	(8.7)
Processing and other revenues costs of services sold	23.0	24.6	(1.6)	(6.4)
Processing and other gross profit*	7.3	8.7	(1.3)	(15.4)
Processing and other gross profit as a percent of sales	24.2%	26.1%

All Other:
Sales and other operating revenues	$2.3	$3.2	(0.9)	(28.0)
Cost of goods and services sold	5.4	5.8	(0.4)	(6.8)
Gross loss	(3.1)	(2.6)	(0.5)	(19.9)
Gross loss as a percent of sales	(132.5)%	(79.6)%

* Amounts may not equal column totals due to rounding

Sales and other operating revenues were $394.2 million for the three months ended September 30, 2021 and $508.3 million for the three months ended September 30, 2022, an increase of $114.1 million, or 28.9%. This increase was primarily due to a 17.5% increase in leaf volume and a 13.3% increase in average price per kilo. The increase in leaf volume was driven by increased demand and more normalized timing of shipments from Africa, Asia, and South America and was partially offset by the timing of shipments from North America. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $342.1 million for the three months ended September 30, 2021 and $441.0 million for the three months ended September 30, 2022, an increase of $98.9 million, or 28.9%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to higher tobacco prices.

Gross profit was $52.1 million for the three months ended September 30, 2021 and $67.3 million for the three months ended September 30, 2022, an increase of $15.2 million, or 29.2%. This increase was mainly due to the increase in sales and other operating revenues. Gross profit as a percent of sales was 13.2% for the three months ended September 30, 2022 and 2021.
Operating income was $5.5 million for the three months ended September 30, 2021 and $27.1 million for the three months ended September 30, 2022, an increase of $21.6 million. This increase was mainly due to higher leaf sales and other operating revenues from increased volume and average price per kilo, lower restructuring and impairment charges, and a reduction in sales, general, and administrative expenses.

Income tax benefit was $14.1 million for the three months ended September 30, 2021 and $1.2 million for the three months ended September 30, 2022, a decrease of $12.9 million, or 91.5%. The decrease was driven by the Company utilizing a different method for estimating tax expense (benefit) for the period ended September 30, 2022. Using the discrete method for the period ended September 30, 2022, the Company determined current and deferred income tax expense (benefit) as if the six-month interim period of the current fiscal year were an annual period, which resulted in the recognition of the fiscal 2023 year-to-date benefit in the quarter. Refer to See "Note 5. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Average gross profit per kilo for product revenue was $0.53 for the three months ended September 30, 2021 and $0.62 for the three months ended September 30, 2022, an increase of $0.09 per kilo or 17.0%. This increase was primarily due to a favorable shift in customer and product mix. The impact of this increase was partially offset by lower gross profit from processing and other revenues and increased gross loss in the All Other category.

Six Months Ended September 30, 2022 and 2021
	Six Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2022	2021	$	%
Sales and other operating revenues	$852.2	$727.5	124.7	17.1
Cost of goods and services sold	744.1	633.3	110.8	17.5
Gross profit	108.1	94.2	13.9	14.8
Gross profit as a percent of sales	12.7%	12.9%
Selling, general, and administrative expenses	69.6	71.8	(2.2)	(3.1)
Other expense, net	0.1	1.7	(1.6)	(94.1)
Restructuring and asset impairment charges	4.3	7.1	(2.8)	(39.4)
Operating income*	34.1	13.7	20.4	148.9
Loss on deconsolidation/disposition of subsidiaries	0.6	2.5	(1.9)	(76.0)
Loss on pension settlement	2.6	—	2.6	100.0
Interest expense, net	54.3	55.3	(1.0)	(1.8)
Income tax benefit	2.1	22.6	(20.5)	(90.7)
Income (loss) from unconsolidated affiliates	5.3	(0.1)	5.4	5,400.0
Net income (loss) attributable to noncontrolling interests	0.1	(0.5)	0.6	120.0
Net loss attributable to Pyxus International, Inc.*	$(16.2)	$(21.2)	5.0	23.6

Leaf:
Sales and other operating revenues	$798.5	$669.5	129.0	19.3
Tobacco costs	654.6	544.7	110.0	20.2
Transportation, storage, and other period costs	44.5	40.3	4.2	10.5
Total cost of goods sold*	699.1	584.9	114.2	19.5
Product revenue gross profit*	99.3	84.5	14.8	17.5
Product revenue gross profit as a percent of sales	12.4%	12.6%

Kilos sold	173.5	155.4	18.1	11.6
Average price per kilo	$4.60	$4.31	0.29	6.7
Average cost per kilo	4.03	3.76	0.27	7.2
Average gross profit per kilo	0.57	0.55	0.02	3.6

Processing and other revenues	$48.1	$51.4	(3.3)	(6.4)
Processing and other revenues costs of services sold	35.5	37.0	(1.4)	(3.8)
Processing and other gross profit*	12.5	14.4	(1.9)	(12.9)
Processing and other gross profit as a percent of sales	26.1%	28.0%

All Other:
Sales and other operating revenues	$5.6	$6.7	(1.1)	(15.9)
Cost of goods and services sold	9.4	11.3	(1.9)	(16.8)
Gross loss	(3.8)	(4.6)	0.8	18.2
Gross loss as a percent of sales	(67.8)%	(69.6)%

* Amounts may not equal column totals due to rounding

Sales and other operating revenues were $727.5 million for the six months ended September 30, 2021 and $852.2 million for the six months ended September 30, 2022, an increase of $124.7 million, or 17.1%. This increase was primarily due to an 11.6% increase in leaf volume and a 6.7% increase in average price per kilo. The increase in kilo volume was driven by increased demand and more normalized timing of shipments from Asia and was partially offset by the timing of shipments from North America and South America. The increase in average sales price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $633.3 million for the six months ended September 30, 2021 and $744.1 million for the six months ended September 30, 2022, an increase of $110.8 million, or 17.5%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to higher tobacco prices.

Gross profit was $94.2 million for the six months ended September 30, 2021 and $108.1 million for the six months ended September 30, 2022, an increase of $13.9 million, or 14.8%. This increase was mainly due to the increase in sales and other operating revenues. Gross profit as a percent of sales went from 12.9% for the six months ended September 30, 2021 to 12.7% for the six months ended September 30, 2022. This decrease was primarily due to customer mix in South America and higher inventory write-downs within the All Other category from the restructuring of certain non-leaf agriculture operations.

Operating income was $13.7 million for the six months ended September 30, 2021 and $34.1 million for the six months ended September 30, 2022, an increase of $20.4 million, or 148.9%. This increase was mainly due to higher leaf sales and other operating revenues from increased volume and average price per kilo, lower restructuring and impairment charges, and a reduction in sales, general, and administrative expenses.

Income tax benefit was $22.6 million for the six months ended September 30, 2021 and $2.1 million for the six months ended September 30, 2022, a decrease of $20.5 million, or 90.7%. This decrease was driven by the Company utilizing a different method for estimating tax expense (benefit) for the period ended September 30, 2022. Using the discrete method for the period ended September 30, 2022, the Company determined current and deferred income tax expense (benefit) as if the six-month interim period of the current fiscal year were an annual period, which resulted in the recognition of the fiscal 2023 year-to-date benefit in the quarter. Refer to See "Note 5. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Average gross profit per kilo for product revenue was $0.57 for the six months ended September 30, 2021 and $0.55 for the six months ended September 30, 2022, an increase of $0.02 per kilo or 3.6%. This increase was primarily due to a favorable change in customer and product mix. The impact of the increase was partially offset by lower gross profit from processing and other revenues.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, cash collections from our securitized receivables, and short-term borrowings under our foreign seasonal lines of credit. Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first three quarters of our fiscal year generally represent the peak of our working capital requirements.

We believe our sources of liquidity will be sufficient to fund our anticipated operating needs for the next twelve months. During such time our liquidity needs for operations may approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

Debt Financing
We continue to finance our business with a combination of short-term and long-term credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 12. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for a summary of our short-term and long-term debt.

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

The following summarizes our total borrowing capacity under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	September 30, 2022
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$45.0
Foreign seasonal lines of credit	714.4	165.9
Other long-term debt	0.6	0.1
Letters of credit	18.4	4.1
Total	$833.4	$215.1

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

(in millions)	September 30, 2022	September 30, 2021	March 31, 2022
Notes payable to banks(1)	$548.5	$457.7	$378.6
Current portion of long-term debt(2)	0.1	121.9	107.9
Long-term debt(2)	646.1	543.2	580.5
Total debt liabilities*	$1,194.8	$1,122.9	$1,066.9
Less: Cash and cash equivalents	114.1	127.6	198.8
Net debt*	$1,080.7	$995.2	$868.2
* Amounts may not equal column totals due to rounding

(1) The increase from September 30, 2021 to September 30, 2022 is due to higher borrowings under the Company's foreign seasonal lines of credit used to finance higher green tobacco prices and processing costs in Africa and South America as well as increased borrowing capacity in certain markets. The increase from March 31, 2022 to September 30, 2022 is due to seasonality of the business, with higher working capital requirements in the first half of the fiscal year.

(2) The decrease in current portion of long-term debt and the increase in long-term debt from September 30, 2021 and March 31, 2022 are due to the refinancing of the DDTL Facility on a long-term basis.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	September 30, 2022	September 30, 2021	March 31, 2022
Cash, cash equivalents, and restricted cash	$115.8	$130.7	$200.9
Trade and other receivables, net	220.6	223.7	260.2
Inventories and advances to tobacco suppliers	938.8	838.6	798.4
Recoverable income taxes	12.0	34.1	7.9
Prepaid expenses and other current assets	50.9	48.6	60.3
Total current assets*	$1,338.1	$1,275.6	$1,327.6

Notes payable to banks	$548.5	$457.7	$378.6
Accounts payable	103.5	72.1	179.0
Advances from customers	43.8	33.5	53.0
Accrued expenses and other current liabilities	76.0	72.6	82.2
Current portion of long-term debt	0.1	121.9	107.9
Other current liabilities	13.9	8.4	13.7
Total current liabilities*	$785.8	$766.3	$814.4

Current ratio	1.7 to 1	1.7 to 1	1.6 to 1
Working capital	$552.3	$509.3	$513.2
* Amounts may not equal column totals due to rounding

Working capital increased from September 30, 2021 to September 30, 2022 by $43.0 million, or 8.4%, primarily due to the refinancing of the DDTL Facility on a long-term basis as well as the increased capacity and higher utilization of securitization facilities, which resulted in decreased trade receivables despite higher sales. This increase in working capital was partially offset by increased inventory driven by higher green tobacco prices and processing costs in Africa and South America, which was financed by higher foreign seasonal lines of credit, and delayed shipments from North America.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	September 30, 2022	September 30, 2021	March 31, 2022
Committed	$677.9	$536.9	$471.9
Uncommitted	34.2	68.5	45.7
Total processed tobacco	$712.1	$605.4	$517.6

Total processed tobacco increased from September 30, 2021 to September 30, 2022 by $106.7 million, or 17.6%, primarily due to increased foreign seasonal lines of credit used to finance higher green tobacco prices and processing costs in Africa and South America and delayed shipments from North America. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 7. Inventories" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 12. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of September 30, 2022, our cash, cash equivalents, and restricted cash was $115.8 million of which approximately $46.1 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Six Months Ended
	September 30,
(in millions)	2022	2021
Trade and other receivables	$(48.4)	$(113.8)
Inventories and advances to tobacco suppliers	(146.5)	(67.1)
Recoverable income taxes	(3.5)	(29.0)
Payables and accrued expenses	(76.6)	(60.8)
Advances from customers	(9.2)	21.4
Other	(2.5)	18.2
Net cash used by operating activities	$(286.7)	$(231.1)
Collections on beneficial interests on securitized trade receivables	76.2	82.6
Other	(0.8)	(2.4)
Net cash provided by investing activities	$75.4	$80.2
Net proceeds from short-term borrowings	176.3	85.0
Proceeds from DDTL facility	—	117.6
Net repayment of revolving loan facilities	(35.0)	(11.0)
Other	(19.5)	(6.1)
Net cash provided by financing activities	121.8	185.5
Effect of exchange rate changes on cash	3.9	(1.2)
(Decrease) increase in cash, cash equivalents, and restricted cash*	$(85.5)	$33.3
* Amounts may not equal column totals due to rounding

Cash, cash equivalents, and restricted cash decreased by $118.8 million during the six months ended September 30, 2022 compared to the increase during the six months ended September 30, 2021. The decrease was primarily due to higher green tobacco prices and processing costs in Africa and South America and increased inventory from delayed shipments from North America, as well as decreased trade receivables from increased capacity and higher utilization of securitization facilities. The increase in inventory was financed by higher foreign seasonal lines of credit and increased capacity and higher utilization of trade receivable securitization facilities.

Planned Capital Expenditures
Capital investments in our leaf operations have been made primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We have incurred approximately $5.4 million in capital expenditures for the six months ended September 30, 2022, and are expecting to incur an additional $15.9 million for the remainder of the fiscal year ending March 31, 2023.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Six Months Ended
(in millions)	September 30, 2022
Contributions made during the period (1)	$8.4
Contributions expected for the remainder of the fiscal year	1.5
Total	$9.9
(1) Includes $5.3 million paid during the current quarter to fully fund the U.S. Pension Plan's liabilities in preparation to purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants.

No cash dividends were paid to shareholders during the six months ended September 30, 2022. The payment of dividends is restricted under the terms of the ABL Credit Agreement, the Exit Term Loan Credit Agreement, and the Indenture.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2022.

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

There were no changes that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 18. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

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

Pyxus International, Inc.

Date: November 10, 2022	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer
(Principal Accounting Officer)