Form 10-Q
period 2022-12-31
PYXUS INTERNATIONAL, INC.
filed 2023-02-14
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2022.

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

Large accelerated filer   ☐
Non-accelerated filer    ☒
Accelerated filer   ☐

Smaller reporting company   ☒
Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 31, 2023, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2022	2021	2022	2021
Sales and other operating revenues	$655,553	$428,942	$1,507,736	$1,156,433
Cost of goods and services sold	567,752	363,716	1,311,861	997,033
Gross profit	87,801	65,226	195,875	159,400
Selling, general, and administrative expenses	37,119	34,235	106,694	106,005
Other expense (income), net	9,040	(163)	9,106	1,491
Restructuring and asset impairment charges	35	560	4,380	7,652
Goodwill impairment	—	372	—	372
Operating income	41,607	30,222	75,695	43,880
Loss on deconsolidation/disposition of subsidiaries	—	7,069	648	9,525
Loss on pension settlement	—	—	2,588	—
Interest expense, net	31,361	27,503	85,649	82,820
Income (loss) before income taxes and other items	10,246	(4,350)	(13,190)	(48,465)
Income tax expense	17,887	31,809	15,810	9,242
Income from unconsolidated affiliates	5,404	6,102	10,708	5,999
Net loss	(2,237)	(30,057)	(18,292)	(51,708)
Net income (loss) attributable to noncontrolling interests	96	43	241	(419)
Net loss attributable to Pyxus International, Inc.	$(2,333)	$(30,100)	$(18,533)	$(51,289)

Loss per share:
Basic and diluted	$(0.09)	$(1.20)	$(0.74)	$(2.05)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(2,237)	$(30,057)	$(18,292)	$(51,708)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,855	(1,753)	1,001	(2,655)
Pension and other postretirement benefit plans	(78)	—	(1,640)	(512)
Change in pension liability for settlements	—	(35)	—	(35)
Cash flow hedges	(371)	(1,550)	(3,642)	(118)
Total other comprehensive income (loss), net of tax	4,406	(3,338)	(4,281)	(3,320)
Total comprehensive income (loss)	2,169	(33,395)	(22,573)	(55,028)
Comprehensive income (loss) attributable to noncontrolling interests	96	43	241	(419)
Comprehensive income (loss) attributable to Pyxus International, Inc.	$2,073	$(33,438)	$(22,814)	$(54,609)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	December 31, 2022	December 31, 2021	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$216,449	$146,083	$198,777
Restricted cash	1,936	3,771	2,148
Trade receivables, net	205,991	189,211	247,677
Other receivables	16,336	17,511	12,511
Inventories, net	696,583	745,239	749,427
Advances to tobacco suppliers, net	79,669	56,805	48,932
Recoverable income taxes	7,053	5,320	7,906
Prepaid expenses	31,495	30,235	34,817
Other current assets	15,648	17,040	25,452
Total current assets	1,271,160	1,211,215	1,327,647
Restricted cash	—	389	389
Investments in unconsolidated affiliates	94,099	92,459	95,420
Goodwill	—	31,814	—
Other intangible assets, net	39,732	46,330	45,061
Deferred income taxes, net	9,738	5,018	6,498
Long-term recoverable income taxes	3,444	4,168	4,588
Other noncurrent assets	43,086	36,085	45,424
Right-of-use assets	32,842	35,417	35,979
Property, plant, and equipment, net	136,556	137,802	137,521
Total assets	$1,630,657	$1,600,697	$1,698,527

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$492,326	$384,230	$378,612
Accounts payable	135,092	90,025	179,012
Advances from customers	30,826	63,176	52,998
Accrued expenses and other current liabilities	95,312	79,584	82,239
Income taxes payable	6,665	6,909	5,592
Operating leases payable	9,097	7,624	8,065
Current portion of long-term debt	97,282	107,687	107,856
Total current liabilities	866,600	739,235	814,374
Long-term taxes payable	4,850	6,703	6,703
Long-term debt	496,636	541,096	580,477
Deferred income taxes	12,770	9,353	11,670
Liability for unrecognized tax benefits	13,402	15,262	14,401
Long-term leases	23,663	27,148	28,604
Pension, postretirement, and other long-term liabilities	56,990	64,030	60,927
Total liabilities	1,474,911	1,402,827	1,517,156
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	390,290	390,290	390,290
Retained deficit	(237,346)	(187,983)	(218,813)
Accumulated other comprehensive (loss) income	(477)	(10,053)	3,804
Total stockholders’ equity of Pyxus International, Inc.	152,467	192,254	175,281
Noncontrolling interests	3,279	5,616	6,090
Total stockholders’ equity	155,746	197,870	181,371
Total liabilities and stockholders’ equity	$1,630,657	$1,600,697	$1,698,527

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net (loss) income attributable to Pyxus International, Inc.	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	390,290	(233,476)	(7,926)	6,328	4,846	3,196	163,258
Net loss attributable to Pyxus International, Inc.	—	(1,537)	—	—	—	(13)	(1,550)
Other comprehensive loss, net of tax	—	—	(4,801)	(1,562)	(1,768)	—	(8,131)
Balance, September 30, 2022	390,290	(235,013)	(12,727)	4,766	3,078	3,183	153,577
Net (loss) income attributable to Pyxus International, Inc.	—	(2,333)	—	—	—	96	(2,237)
Other comprehensive income (loss), net of tax	—	—	4,855	(78)	(371)	—	4,406
Balance, December 31, 2022	$390,290	$(237,346)	$(7,872)	$4,688	$2,707	$3,279	$155,746

Balance, March 31, 2021	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss attributable to Pyxus International, Inc.	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)	—	—	—	8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021	391,089	(148,202)	(3,960)	541	1,703	6,158	247,329
Net loss attributable to Pyxus International, Inc.	—	(9,681)	—	—	—	(342)	(10,023)
Other	—	—	—	—	—	(88)	(88)
Other comprehensive loss, net of tax	—	—	(1,591)	(512)	(2,896)	—	(4,999)
Balance, September 30, 2021	391,089	(157,883)	(5,551)	29	(1,193)	5,728	232,219
Net (loss) income attributable to Pyxus International, Inc.	—	(30,100)	—	—	—	43	(30,057)
Other	(799)	—	—	—	—	(155)	(954)
Other comprehensive loss, net of tax	—	—	(1,753)	(35)	(1,550)	—	(3,338)
Balance, December 31, 2021	$390,290	$(187,983)	$(7,304)	$(6)	$(2,743)	$5,616	$197,870

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
(in thousands)	December 31, 2022	December 31, 2021
Operating Activities:
Net loss	$(18,292)	$(51,708)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,678	11,984
Debt amortization/interest	15,339	17,364
Loss on foreign currency transactions	3,657	1,554
Asset impairment charges	4,035	6,111
Loss on deconsolidation/disposition of subsidiaries	648	9,525
Loss on pension settlement	2,588	—
Income from unconsolidated affiliates, net of dividends	814	3,212
Changes in operating assets and liabilities, net
Trade and other receivables	(91,242)	(171,653)
Inventories and advances to tobacco suppliers	18,493	(34,079)
Deferred items	(14,670)	(6,363)
Recoverable income taxes	2,369	(554)
Payables and accrued expenses	(29,808)	(28,066)
Advances from customers	(22,236)	51,442
Prepaid expenses	9,041	5,692
Income taxes	1,301	(493)
Other operating assets and liabilities	4,442	3,870
Other, net	(11,756)	(2,669)
Net cash used by operating activities	(110,599)	(184,831)

Investing Activities:
Purchases of property, plant, and equipment	(9,931)	(12,201)
Proceeds from sale of property, plant, and equipment	2,213	2,168
Collections from beneficial interests in securitized trade receivables	122,638	155,226
DIP loan to deconsolidated subsidiary	—	(5,229)
Collection of DIP loan from deconsolidated subsidiary	—	10,996
Proceeds from settlement of debt claims from deconsolidated subsidiaries	2,011	—
Other, net	486	(3,197)
Net cash provided by investing activities	117,417	147,763

Financing Activities:
Net proceeds from short-term borrowings	116,492	11,889
Proceeds from DDTL facility	—	117,600
Repayment of DDTL facility	(110,250)	(15,375)
Proceeds from DDTL term loan facility	100,000	—
Proceeds from revolving loan facilities	80,000	11,000
Repayment of revolving loan facilities	(170,000)	(26,000)
Debt issuance costs	(6,074)	(6,903)
Fees paid to refinance the DDTL facility	(4,000)	—
Other, net	309	(23)
Net cash provided by financing activities	6,477	92,188

Effect of exchange rate changes on cash	3,776	(2,590)

Increase in cash, cash equivalents, and restricted cash	17,071	52,530

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents at beginning of period	198,777	92,705
Restricted cash at beginning of period	2,537	5,008
Cash, cash equivalents, and restricted cash at end of period	$218,385	$150,243

Other information:
Cash paid for income taxes, net	$14,455	$14,951
Cash paid for interest, net	54,840	56,858
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	130,421	162,065

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
Segment Information
During the year ended March 31, 2022, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 - Segment Reporting. As a result of this reevaluation, effective as of the fourth quarter of the fiscal year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category that are aggregated into one reportable segment for financial reporting purposes: Leaf. Based on our reevaluation, the Company concluded that the economic characteristics of our five Leaf region operations in North America, South America, Europe, Asia, and Africa were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The three product category operating segments other than Leaf do not individually or in the aggregate meet the quantitative and qualitative thresholds to be individually reportable and have been combined and reported in the "All Other" category for purposes of reconciliation of respective balances for the Leaf segment to the condensed consolidated financial statements. Prior-period segment financial information has been revised to conform to the current-year presentation. See "Note 20. Segment Information" for additional information.

Reclassifications
The prior-period amount for goodwill impairment has been reclassified from other expense (income), net to conform to the current-year presentation.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Leaf:
Product revenue	$625,129	$394,823	$1,423,612	$1,064,280
Processing and other revenues	27,128	31,301	75,212	82,657
Total sales and other operating revenues	652,257	426,124	1,498,824	1,146,937
All Other:
Total sales and other operating revenues	3,296	2,818	8,912	9,496
Total sales and other operating revenues	$655,553	$428,942	$1,507,736	$1,156,433

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Balance, beginning of period	$(23,698)	$(23,641)	$(24,541)	$(20,900)
Additions	(593)	(251)	(1,618)	(3,139)
Write-offs	201	—	2,069	147
Balance, end of period	(24,090)	(23,892)	(24,090)	(23,892)
Trade receivables	230,081	213,103	230,081	213,103
Trade receivables, net	$205,991	$189,211	$205,991	$189,211

4. Restructuring and Asset Impairment Charges
The Company continued its focus on cost saving initiatives. The employee separation and asset impairment charges for the periods ended December 31, 2022 were primarily related to the restructuring of certain non-leaf agriculture operations. The employee separation and asset impairment charges for the periods ended December 31, 2021 were primarily related to the write-off of the Company's remaining industrial hemp cannabidiol ("CBD") extraction equipment and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Employee separation charges	$35	$510	$345	$1,913
Asset impairment and other non-cash charges	—	50	4,035	5,739
Restructuring and asset impairment charges	$35	$560	$4,380	$7,652

5. Income Taxes
The Company's quarterly provision for income taxes has generally been calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. The AETR method was used to calculate the provision for income taxes for the prior fiscal years, for which the Company reported income tax benefits in each prior reporting period. As of December 31, 2022, the AETR method produced an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined current and deferred income tax expense as if the nine-month interim period of the current fiscal year were an annual period.

The effective tax rate for the nine months ended December 31, 2022 and 2021 was (119.9)% and (19.1)%, respectively. For the nine months ended December 31, 2022 and 2021, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to the impact of net foreign exchange effects, non-deductible interest, and variations in the expected jurisdictional mix of earnings.

6. Loss Per Share
The following summarizes the computation of loss per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Basic and diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(2,333)	$(30,100)	$(18,533)	$(51,289)
Shares:
Weighted average number of shares outstanding	25,000	25,000	25,000	25,000
Basic and diluted loss per share	$(0.09)	$(1.20)	$(0.74)	$(2.05)

7. Inventories, Net
The following summarizes the composition of inventories, net:

	December 31, 2022	December 31, 2021	March 31, 2022
Processed tobacco	$571,909	$650,373	$517,613
Unprocessed tobacco	86,487	64,191	193,406
Other tobacco related	30,018	19,397	29,694
All Other	8,169	11,278	8,714
Total	$696,583	$745,239	$749,427

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

9. Equity Method Investments
The following summarizes the Company's equity method investments as of December 31, 2022:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	Purchase and process tobacco	49%	44,500
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)

The following summarizes financial information for these equity method investments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operations statement:
Sales	$165,621	$122,710	$297,278	$186,654
Gross profit	25,340	28,995	45,195	35,109
Net income	11,625	13,421	23,867	13,727
Company's dividends received	—	—	11,523	8,666

	December 31, 2022	December 31, 2021	March 31, 2022
Balance sheet:
Current assets	$395,381	$284,803	$375,015
Property, plant, and equipment and other assets	41,000	36,394	42,841
Current liabilities	308,221	200,636	289,816
Long-term obligations and other liabilities	2,767	2,378	2,999

10. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	December 31, 2022	December 31, 2021	March 31, 2022
Investments in variable interest entities	$87,381	$85,263	$88,118
Receivables with variable interest entities	145	2,599	2,211
Guaranteed amounts to variable interest entities (not to exceed)	68,193	55,973	55,884

11. Other Intangible Assets, Net
The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Nine Months Ended December 31, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.7 years	$23,568	$(2,543)	$21,025
Technology	5.4 years	11,471	(2,181)	9,290
Trade names	11.7 years	10,022	(605)	9,417
Total		$45,061	$(5,329)	$39,732

	Year Ended March 31, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Additions	Amortization Expense	Disposition of Humble Juice	Impairment	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.3 years	$27,730	$—	$(2,427)	$(1,735)	$—	$23,568
Technology	5.8 years	12,858	840	(2,227)	—	—	11,471
Trade names	12.4 years	10,829	—	(807)	—	—	10,022
Intangibles not subject to amortization:
Goodwill		36,853	—	—	(4,667)	(32,186)	—
Total		$88,270	$840	$(5,461)	$(6,402)	$(32,186)	$45,061

12. Debt Arrangements
The following summarizes debt and notes payable:

			December 31,	December 31,	March 31,
(in thousands)	Interest Rate		2022	2021	2022
Senior secured credit facilities:
ABL Credit Facility	4.8%	(1)	$—	$—	$90,000
Exit ABL Credit Facility	5.8%	(1)	—	52,500	—
DDTL Term Loan Facility (2)	11.6%	(1)	97,177	—	—
DDTL Facility	10.7%	(1)	—	106,013	107,832
Senior secured notes:
10.0% senior secured first lien notes (3)	10.0%		273,593	269,872	270,762

Exit Term Loan Credit Facility (4)	10.3%	(1)	222,620	218,509	219,500
Other long-term debt	4.4%	(1)	528	1,889	239
Notes payable to banks (5)	6.3%	(1)	492,326	384,230	378,612
Total debt			$1,086,244	$1,033,013	$1,066,945
Short-term (5)			$492,326	$384,230	$378,612
Long-term:
Current portion of long-term debt			$97,282	$107,687	$107,856
Long-term debt			496,636	541,096	580,477
Total			$593,918	$648,783	$688,333

Letters of credit			$14,337	$9,543	$9,038

(1) Weighted average rate for the trailing twelve months ended December 31, 2022. As the ABL Credit Facility and the DDTL Term Loan Facility have not been outstanding for a trailing twelve-month period, the interest rate is the weighted average rate from inception through December 31, 2022.

(2) Balance of $97,177 is net of original issue discount of $2,823. Total repayment will be $100,000, subject to a 2.0% exit fee payable upon repayment occurring after July 28, 2023.
(3) Balance of $273,593 is net of original issue discount of $7,251. Total repayment will be $280,844.
(4) The aggregate balance of the Exit Term Loan Credit Facility of $222,620 includes $3,718 accrued paid-in-kind interest and $5,484 original issue premium.
(5) Primarily foreign seasonal lines of credit.
ABL Credit Facility
On February 8, 2022, the Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. The ABL Credit Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on the earlier of February 8, 2027 or 90 days prior to the earliest maturity of obligations owing under the Exit Term Loan Credit Agreement and the Existing Notes Indenture (each as defined below). A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At December 31, 2022, Pyxus Holdings was in compliance with the covenants under the ABL Credit Agreement.

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

DDTL Facility
On April 23, 2021, Intabex Netherlands B.V. ("Intabex"), an indirect wholly owned subsidiary of the Company, entered into a Term Loan Credit Agreement (the "Initial DDTL Facility Credit Agreement"), dated as of April 23, 2021 (the "Closing Date"), by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Pyxus Holdings, Inc., Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the "DDTL Parent Guarantors"), (iii) certain funds managed by Glendon Capital Management, L.P. and Monarch Alternative Capital LP, as lenders (collectively and, together with any other lender that is or becomes a party thereto as a lender, the "DDTL Facility Lenders"), and (iv) Alter Domus (US) LLC, as administrative agent and collateral agent (the "DDTL Agent"). The Initial DDTL Facility Credit Agreement established a $120,000 delayed-draw term loan credit facility (the "Initial DDTL Facility") under which the full amount has been drawn (the "Initial DDTL Loans"). After that date, a fund managed by Owl Creek Asset Management, L.P. became a lender under the Initial DDTL Facility. The proceeds of the Initial DDTL Loans were used to provide working capital and for other general corporate purposes of Intabex, the DDTL Guarantors (as defined below) and their subsidiaries.
The obligations of Intabex under the Initial DDTL Facility Credit Agreement (and certain related obligations) were (a) guaranteed by the DDTL Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that became a guarantor of borrowings under the Exit Term Loan Credit Agreement (defined below), which subsidiaries are referred to collectively, together with the DDTL Parent Guarantors, as the "DDTL Guarantors", and (b) were secured by the pledge of all of the outstanding equity interests of (i) Alliance One Brasil Exportadora de Tabacos Ltda. ("AO Brazil"), which principally operates the Company’s leaf tobacco operations in Brazil, and (ii) Alliance One International Tabak B.V., which owns a 0.001% interest of AO Brazil. A detailed description of the Initial DDTL Facility Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Amendment and Restatement of the Initial DDTL Facility Credit Agreement
On June 2, 2022, Intabex, the Company and the DDTL Guarantors entered into an Amendment and Restatement Agreement dated as of June 2, 2022 (the "Amendment and Restatement Agreement") with the DDTL Facility Lenders and the DDTL Agent to, subject to the satisfaction of customary closing conditions, amend and restate the Initial DDTL Facility Credit Agreement as set forth in the form of an Amended and Restated Term Loan Credit Agreement (the "DDTL Credit Agreement"), appended to the Amendment and Restatement Agreement, among (i) Intabex, as borrower, (ii) the Company and the DDTL Guarantors, (iii) the Initial DDTL Facility Lenders and any other lender that becomes a party thereto (collectively, the "DDTL Loan Lenders"), and (iv) the DDTL Agent, as administrative agent and collateral agent. On July 28, 2022 (the "DDTL Amendment and Restatement Effectiveness Date"), following the satisfaction of the conditions to effectiveness specified in the Amendment and Restatement Agreement, the amendment and restatement of the Initial DDTL Facility Credit Agreement by the DDTL Credit Agreement became effective.

The DDTL Credit Agreement established a $100,000 term loan credit facility (the "DDTL Term Loan Facility") and required that Intabex use the net proceeds of the loans made thereunder (the "DDTL Term Loans") and other funds to repay in full its obligations under the Initial DDTL Facility Credit Agreement, including the outstanding principal of, and accrued and unpaid interest on, borrowings under the Initial DDTL Facility on the DDTL Amendment and Restatement Effectiveness Date and the payment of fees and expenses incurred in connection with repaying such borrowings and entering into the DDTL Credit Agreement.
The DDTL Credit Agreement provided that the DDTL Term Loans may be prepaid at any time, with a 2.0% fee due with respect to any principal payment made after the one-year anniversary of the DDTL Amendment and Restatement Effectiveness Date, including a payment made at maturity. The DDTL Credit Agreement further provided that amounts of principal that are prepaid may not be reborrowed under the DDTL Term Loan Facility. Under the DDTL Credit Agreement, interest on the outstanding principal amount of the DDTL Term Loans accrued at an annual rate of SOFR plus 7.5%, subject to a SOFR floor of 1.0%, for "SOFR loans" or, for loans that are not SOFR loans, at an annual rate of an alternate base rate (as specified in the DDTL Credit Agreement and subject to a specified floor) plus 6.5%. Interest was required to be paid in arrears in cash upon prepayment, acceleration, maturity, and on the last day of each interest period (which may be one, three or six months) for SOFR loans and on the last day of each calendar quarter for loans that are not SOFR loans. Pursuant to the DDTL Credit Agreement, the DDTL Loan Lenders received on the DDTL Amendment and Restatement Effectiveness Date a non-refundable commitment fee equal to 3.0% of the aggregate commitments under the DDTL Term Loan Facility and a closing fee equal to

1.0% of the aggregate commitments under the DDTL Term Loan Facility, as original issue discount. The DDTL Term Loans were scheduled to mature on December 2, 2023.
Under the DDTL Credit Agreement, the obligations of Intabex under the DDTL Credit Agreement (and certain related obligations) continued to be guaranteed and secured by the same guarantors of, and the same collateral securing, Intabex’s obligations under the Initial DDTL Facility Credit Agreement. At December 31, 2022, Intabex and each of the DDTL Guarantors were in compliance with the covenants under the DDTL Term Loan Facility.

Senior Secured First Lien Notes
On August 24, 2020, Pyxus Holdings issued approximately $280,844 in aggregate principal amount of 10.0% Senior Secured First Lien Notes due 2024 (the "Existing Notes") pursuant to the Indenture dated as of August 24, 2020 (the "Existing Notes Indenture") among Pyxus Holdings, the initial guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent. The Existing Notes mature on August 24, 2024. A detailed description of the Existing Notes and the Existing Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At December 31, 2022, Pyxus Holdings was in compliance with the covenants under the Existing Notes Indenture.
Exit Term Loan Credit Facility
On August 24, 2020, Pyxus Holdings entered into an Exit Term Loan Credit Agreement, dated as of August 24, 2020, (the "Exit Term Loan Credit Agreement"), by and among Pyxus Holdings, the guarantors party thereto, certain lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, to establish a term loan credit facility (the "Exit Term Loan Credit Facility") in an aggregate principal amount of approximately $213,418. The aggregate principal amount of loans outstanding under the debtor-in-possession financing facility of Old Holdco, Inc. (formerly named Pyxus International, Inc.) and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC, and related fees, was converted into, or otherwise satisfied with the proceeds of, the Exit Term Loan Credit Facility. The term loans outstanding under the Exit Term Loan Credit Facility (the "Exit Term Loans") and the Exit Term Credit Facility mature on February 24, 2025. A detailed description of the Exit Term Loan Credit Agreement, Exit Term Loan Credit Facility, and the Exit Term Loans is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. At December 31, 2022, Pyxus Holdings and the guarantors party to the Exit Term Loan Credit Agreement were in compliance with the covenants under the Exit Term Loan Credit Agreement.

Short-Term Seasonal Lines of Credit
Excluding all long-term credit agreements, the Company typically finances its foreign operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of December 31, 2022, the total borrowing capacity under individual foreign seasonal lines of credit range up to $128,630, which includes the lines of credit of certain of the Company's African subsidiaries with Eastern and Southern African Trade and Development Bank ("TDB"). As of December 31, 2022, the aggregate amount available for borrowing under the seasonal lines of credit was $218,900. At December 31, 2022, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

Support Agreement for Debt Exchange Offers
The Company, Pyxus Parent and Pyxus Holdings (collectively, the "Holding Companies") entered into a Support and Exchange Agreement, effective as of December 27, 2022 (as amended, including by joinders thereto, the "Support Agreement"), with a group of creditors, including Glendon Capital Management LP, Monarch Alternative Capital LP, Nut Tree Capital Management, L.P., Intermarket Corporation and Owl Creek Asset Management, L.P. on behalf of certain funds managed by them and/or certain of their advisory clients, as applicable (collectively, the "Supporting Holders"), holding in aggregate:

•approximately 99.7% of the DDTL Term Loans outstanding under the DDTL Credit Agreement;
•approximately 68.1% of the Exit Term Loans outstanding under the Exit Term Loan Credit Agreement; and
•approximately 64.1% of the Existing Notes outstanding under the Existing Notes Indenture.

Pursuant to the Support Agreement, the Supporting Holders agreed to participate in a set of exchange transactions to be commenced by the Holding Companies, which exchange transactions are described in "Note 21. Subsequent Events." The Support Agreement includes certain covenants on the part of each of the Holding Companies, the Supporting Holders and other parties who execute a joinder thereto to become a Supporting Holder, including, among other things, (i) commitments to support, and take all commercially reasonable actions necessary or reasonably requested to facilitate, the consummation of the contemplated exchange transactions in accordance with the terms, conditions and applicable deadlines set forth in the Support Agreement, (ii) commitments by the parties to negotiate in good faith to finalize the documents and agreements effectuating such exchange transactions and (iii) for the Holding Companies to commence such exchange transactions no later than February 5, 2023. The Support Agreement provides that no fees, premiums or direct or minimum allocations would be paid or provided to the Supporting Holders that will not be offered to other holders of the applicable debt obligations.

Related Party Transactions
Based on a Schedule 13D/A filed with the SEC on January 4, 2023 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on Schedule 13D/A filed with the SEC on January 23, 2023 by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor and a representative of the Monarch Investor served as directors of Pyxus at the time the Company and its applicable subsidiaries entered into the Initial DDTL Credit Facility Agreement, the Amendment and Restatement Agreement, the DDTL Credit Agreement and the Support Agreement, effected borrowings under the Initial DDTL Facility Credit Agreement and the DDTL Credit Agreement and the guaranty transactions described above, and commenced the offers to effect the exchange transactions contemplated by the Support Agreement. The Initial DDTL Facility Credit Agreement, the Amendment and Restatement Agreement, the DDTL Credit Agreement and any and all borrowings under the Initial DDTL Facility Credit Agreement and the DDTL Credit Agreement, the guaranty transactions described above, the Support Agreement and the exchange transactions contemplated by the Support Agreement were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

13. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization facilities, two of which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of December 31, 2022, the investment limit of this facility was $100,000 of trade receivables. For the other facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of December 31, 2022, the investment limit under the second facility was $110,000 of trade receivables. As of December 31, 2022, the investment limit under the third facility was variable based on qualifying sales. As the servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As of December 31, 2022 and 2021, and March 31, 2022, trade receivables, net in the condensed consolidated balance sheets has been reduced by $12,280, $2,730, and $1,872 as a result of the net settlement, respectively. Refer to "Note 16. Fair Value Measurements" for additional information.
The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	December 31, 2022	December 31, 2021	March 31, 2022
Receivables outstanding in facility	$270,042	$105,175	$131,092
Beneficial interests	37,650	21,573	28,072

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Nine Months Ended
	December 31,
	2022	2021
Cash proceeds for the period ended:
Cash purchase price	$574,977	$317,677
Deferred purchase price	122,638	155,226
Total	$697,615	$472,903

14. Guarantees
In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2022	December 31, 2021	March 31, 2022
Amounts guaranteed (not to exceed)	$129,837	$94,462	$114,208
Amounts outstanding under guarantee (1)	48,376	26,609	49,413
Fair value of guarantees	1,752	747	2,956
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	113	—	15,781
(1) Most of the guarantees outstanding at December 31, 2022 expire within one year.

15. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $1,966 and $4,676 from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2022, respectively. The Company recorded a net gain of $663 and $1,725 from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2021, respectively. As of December 31, 2022 and 2021, the Company recorded current derivative assets of $678 and $603 within other current assets and current derivative liabilities of $0 and $1,280 within accrued expenses and other current liabilities, respectively. The U.S. Dollar notional amount of derivative contracts outstanding as of December 31, 2022 and 2021 was $32,000 and $72,522, respectively.

16. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021			March 31, 2022
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$678	$—	$678	$603	$—	$603	$9,867	$—	$9,867
Securitized beneficial interests	—	37,650	37,650	—	21,573	21,573	—	28,072	28,072
Total assets	$678	$37,650	$38,328	$603	$21,573	$22,176	$9,867	$28,072	$37,939
Financial Liabilities:
Derivative financial instruments	$—	$—	$—	$1,280	$—	$1,280	$—	$—	$—
Long-term debt	419,020	532	419,552	448,903	2,057	450,960	447,843	246	448,089
Guarantees	—	1,752	1,752	—	747	747	—	2,956	2,956
Total liabilities	$419,020	$2,284	$421,304	$450,183	$2,804	$452,987	$447,843	$3,202	$451,045

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	December 31, 2022			December 31, 2021
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$22,842	$577	$1,206	$26,056	$3,127	$343
Issuances of sales of receivables/guarantees	—	—	1,549	70,323	—	452
Settlements	(40,002)	—	(79)	(73,977)	(1,070)	(5)
Additions	60,310	—		—	—	—
Losses recognized in earnings	(5,500)	(45)	(924)	(829)	—	(43)
Ending balance	$37,650	$532	$1,752	$21,573	$2,057	$747

	Nine Months Ended
	December 31, 2022			December 31, 2021
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$28,072	$246	$2,956	$19,370	$3,162	$1,740
Issuances of sales of receivables/guarantees	—	—	2,236	162,065	—	948
Settlements	(112,758)	—	(1,422)	(156,651)	(1,107)	(1,708)
Additions	131,392	325	—	—	2	—
Losses recognized in earnings	(9,056)	(39)	(2,018)	(3,211)	—	(233)
Ending balance	$37,650	$532	$1,752	$21,573	$2,057	$747

For the nine months ended December 31, 2022 and 2021, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $2,252 and $640, respectively.

17. Pension and Other Postretirement Benefits
On November 19, 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). During the nine months ended December 31, 2022, the Company settled benefits with vested participants that elected a lump sum payout and made a cash contribution of $5,300 to fully fund the U.S. Pension Plan's liabilities in preparation to purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants. In addition, the Company recorded a pension settlement charge of $2,588 during the nine months ended December 31, 2022, which included the reclassification of unrecognized pension gains within accumulated other comprehensive loss within the Company's condensed consolidated statements of operations. Termination of the U.S. Pension Plan occurred during the three-month period ended December 31, 2022.

18. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2022, the assessment for intrastate trade tax credits taken is $2,524 and the total assessment including penalties and interest is $9,689. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2022, the assessment for intrastate trade tax credits taken is $2,184 and the total assessment including penalties and interest is $6,151. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $13,535. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

19. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Sales	$630	$1,955	$21,180	$20,768
Purchases	56,661	39,447	133,057	87,120

The Company included the following related party balances in its condensed consolidated balance sheets:

	December 31, 2022	December 31, 2021	March 31, 2022	Location in the Condensed Consolidated Balance Sheets
Accounts receivable, related parties	$770	$1,283	$1,896	Other receivables
Notes receivable, related parties	—	2,579	1,431	Other receivables
Accounts payable, related parties	39,640	12,232	41,747	Accounts payable
Advances from related parties	3,494	13,804	15,240	Advances from customers

Transactions with Significant Shareholders
On August 24, 2020, the Company entered into an Exit Term Loan Credit Agreement and issued Senior Secured First Lien Notes with certain lenders, including the Glendon Investor and the Monarch Investor.

On April 23, 2021, the Company and certain of its subsidiaries with certain funds managed by the Glendon Investor and the Monarch Investor, as lenders, and related matters entered into a $120,000 delayed-draw credit facility agreement (see "Note 12. Debt Arrangements" for additional information). After that date, a fund managed by Owl Creek Asset Management, L.P. became a lender under the Initial DDTL Facility. On December 30, 2021, the Company repaid $15,375 of the Initial DDTL Facility. On June 2, 2022, Intabex, the Company and the DDTL Parent Guarantors entered into the Amendment and Restatement Agreement with the DDTL Facility Lenders and the DDTL Agent to amend and restate the Initial DDTL Facility Credit Agreement as set forth in the DDTL Credit Agreement, which became effective on July 28, 2022 (see "Note 12. Debt Arrangements" for additional information). In connection with the effectiveness of the DDTL Credit Agreement, certain funds managed by Glendon Capital Management, L.P. (the "Glendon Investor"), certain funds managed by Monarch Alternative Capital LP (the "Monarch Investor"), and a fund managed by Owl Creek Asset Management, L.P. received $5,119 of the aggregate $5,250 in exit fee payments from the repayment of the principal amount under the Initial DDTL Facility. The Glendon Investor, the Monarch Investor and a fund managed by Owl Creek Asset Management, L.P. received in the aggregate $3,900 of the total $4,000 in commitment and closing fees, which were reflected as original issue discount, paid to all DDTL Loan Lenders in connection with the aggregate $97,500 principal amount of the DDTL Term Loans made by them of the total $100,000 aggregate principal amount of the DDTL Term Loans made by all DDTL Loan Lenders.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of December 31, 2022 and 2021, and March 31, 2022, includes $7,649, $6,039, and $3,984, respectively, of interest payable to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P. Interest expense as presented in the condensed consolidated statements of operations includes $9,264 and $25,494 for the three and nine months ended December 31, 2022, respectively, and $8,530 and $24,566 for the three and nine months ended December 31, 2021, respectively, that relates to the Glendon Investor, the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P.

Transactions with the Deconsolidated Canadian Cannabis Subsidiaries
In connection with the CCAA Proceeding, the DIP Lender, a non-U.S. subsidiary of the Company, provided Figr Brands with secured debtor-in-possession financing to fund the working capital needs of the Canadian Cannabis Subsidiaries in accordance with the cash flow projections approved by the Monitor and the DIP Lender. These payments also funded fees and expenses paid to the DIP Lender, professional fees and expenses incurred by the Canadian Cannabis Subsidiaries and the Monitor in respect of the CCAA Proceeding, and such other costs and expenses of the Canadian Cannabis Subsidiaries as agreed to by the DIP Lender. On July 8, 2021, the loans under the Canadian DIP Facility were fully repaid to the DIP Lender.

20. Segment Information
The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Sales and other operating revenues:
Leaf	$652,257	$426,124	$1,498,824	$1,146,937
All Other	3,296	2,818	8,912	9,496
Consolidated sales and other operating revenues	$655,553	$428,942	$1,507,736	$1,156,433

Segment operating income:
Leaf	$47,268	$36,617	$94,696	$71,011
All Other	(5,626)	(5,463)	(14,621)	(19,107)
Segment operating income	41,642	31,154	80,075	51,904

Restructuring and asset impairment charges	35	560	4,380	7,652
Goodwill impairment	—	372	—	372
Consolidated operating income	$41,607	$30,222	$75,695	$43,880

	December 31, 2022	December 31, 2021	March 31, 2022
Segment assets:
Leaf	$1,587,806	$1,539,210	$1,641,552
All Other	42,851	61,487	56,975
Total assets	$1,630,657	$1,600,697	$1,698,527

21. Subsequent Events

Debt Exchange Transactions
As contemplated by the Support Agreement described in "Note 12. Debt Arrangements", on January 5, 2023, the Holding Companies commenced a set of exchange transactions (collectively, the "Exchange Transactions") in which, among other things:

•Each holder of the DDTL Facility Loans was offered the opportunity to exchange all of its DDTL Facility Loans for (i) an equal principal amount of new senior secured term loans due December 31, 2027 with Pyxus Holdings as the borrower (the "New Intabex Loans") and (ii) additional New Intabex Loans in a principal amount equal to 2% of the principal amount of such holder’s exchanged DDTL Facility Loans on account of the exit fee that would be payable under certain circumstances on the repayment of the DDTL Facility Loans (the "DDTL Facility Loans Exchange Offer");

•Each holder of the Exit Facility Loans was offered the opportunity to exchange (i) 40% of its Exit Facility Loans for an equal principal amount of New Intabex Loans and (ii) 60% of its Exit Facility Loans for an equal principal amount of new senior secured term loans due December 31, 2027 with Pyxus Holdings as the borrower (the "New Pyxus Loans" and, together with the New Intabex Loans, the "New Term Loans"); provided that, if less than all holders of Exit Facility Loans participate in the Exchange Transactions the amount of New Intabex Loans reserved for the non-participating holders was be allocated ratably to the participating holders (and the amount of New Pyxus Loans to be issued to participating holders shall be reduced commensurately) (the "Exit Facility Loans Exchange Offer");

•Eligible holders of the Existing Notes being offered the opportunity to exchange any and all of their Existing Notes for an equal principal amount of new 8.50% Senior Secured Notes due December 31, 2027 (the "New Notes" and, together with the New Term Loans, the "New Secured Debt") to be issued pursuant to an exchange offer conducted by Pyxus Holdings (the "Notes Exchange Offer");

•In conjunction with the Notes Exchange Offer, Pyxus Holdings solicited consents from holders of the Existing Notes to amend the Existing Notes Indenture, the Existing Notes and the related intercreditor and security documents as necessary to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the Existing Notes Indenture, (ii) eliminate the change of control repurchase obligation in the Existing Notes Indenture, (iii) subordinate the Existing Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the Existing Notes;

•In conjunction with the Exit Facility Loans Exchange Offer, Pyxus Holdings solicited consents from holders of the Exit Facility Loans to amend the agreements governing such loans and any related intercreditor and security documents as necessary to, among other things, (i) eliminate most of the restrictive covenants, certain of the affirmative covenants and the mandatory prepayments in the Exit Term Loan Credit Agreement, (ii) make junior in priority of payment the Exit Facility Loans to the payment in full of the New Secured Debt and (iii) eliminate certain events of default;

•In conjunction with the DDTL Facility Loans Exchange Offer, Pyxus Holdings solicited consents from holders of the DDTL Facility Loans to amend the agreements governing such loans and any related intercreditor and security documents as necessary to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the DDTL Credit Agreement, (ii) make junior in priority of payment the DDTL Facility Loans to the payment in full of the New Intabex Loans and (iii) eliminate certain events of default; and

•The Company solicited consents from lenders under the ABL Credit Agreement to amend the ABL Credit Agreement and the related intercreditor agreement (the "ABL Intercreditor Agreement") as necessary to, among other things, (i) modify certain covenants and (ii) give effect to and permit the other Exchange Transactions.

On February 6, 2023 (the "Settlement Date"), the Holding Companies and certain other of the Company’s direct and indirect subsidiaries completed the Exchange Transactions, that included, among other things:

•the election by holders of 100% of the DDTL Facility Loans to exchange all of their DDTL Facility Loans in the DDTL Facility Exchange);

•the election by holders of 100% of the Exit Facility Loans to exchange their Exit Facility Loans in Exit Facility Exchange; and

•the election by holders of approximately 92.7% of the aggregate principal amount of the Existing Notes to exchange all of their Existing Notes in the Notes Exchange.

In conjunction with the Notes Exchange, Pyxus Holdings received consents from requisite holders of Existing Notes to amend the Existing Notes Indenture, the Existing Notes and the related intercreditor and security documents as necessary to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the Existing Notes Indenture, (ii) eliminate the change of control repurchase obligation in the Existing Notes Indenture, (iii) subordinate the Existing Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the Existing Notes.

The Holding Companies also entered into an amendment to the ABL Credit Agreement to, among other things, (i) permit the incurrence of the New Secured Debt (and the related liens and priorities) and the Exchange Transactions, to the extent applicable, and (ii) modify certain covenants to be substantially consistent with those governing the New Secured Debt.

The debt arrangements effected by and in connection with the Exchange Transactions are described in more detail below.

New Intabex Credit Facility
On the Settlement Date, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "New Intabex Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $189.0 million (the "New Intabex Credit Facility"), under which the New Intabex Loans were deemed made in exchange for (x) $100.0 million principal amount of DDTL Term Loans (plus an additional $2.0 million on account of the exit fee payable thereunder) pursuant to the DDTL Facility Exchange and (y) approximately $87.0 million principal amount of Existing Term Loans, representing 40% of the outstanding principal amount thereof (plus the applicable accrued and unpaid PIK interest thereon) pursuant to the Exit Facility Exchange.

Borrowings under the New Intabex Credit Facility bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.50%) plus 8.00% per annum or (ii) an alternate base rate plus 7.00% per annum. The New Intabex Credit Facility is stated to mature on December 31, 2027.

The New Intabex Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or penalty. With respect to alternate base rate loans, accrued interest is payable quarterly in arrears on the last business day of each calendar quarter and, with respect to SOFR loans, accrued interest is payable on the last day of each applicable interest period but no less frequently than every three months.

The New Intabex Credit Agreement contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

New Pyxus Credit Facility
On the Settlement Date, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "New Pyxus Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130.5 million (the "New Pyxus Credit Facility"), under which the New Term Loans were deemed made in exchange for 60% of the outstanding principal amount of Existing Term Loans (plus the applicable accrued and unpaid PIK interest thereon) pursuant to the Exit Facility Exchange.

Borrowings under the New Pyxus Credit Facility bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.50%) plus 8.00% per annum or (ii) an alternate base rate plus 7.00% per annum. The New Pyxus Credit Facility is stated to mature on December 31, 2027.

The New Pyxus Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or penalty. With respect to alternate base rate loans, accrued interest is payable quarterly in arrears on the last business day of each calendar quarter and, with respect to SOFR loans, accrued interest is payable on the last day of each applicable interest period but no less frequently than every three months.

The New Pyxus Credit Agreement contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

New 8.50% Senior Secured Notes due 2027
On the Settlement Date, Pyxus Holdings issued approximately $260.5 million in aggregate principal amount of the New Notes to the exchanging holders of the Existing Notes, pursuant to the Indenture, dated as of February 6, 2023 (the "New Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent.

The New Notes bear interest at a rate of 8.50% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest accrues on the New Notes from the Settlement Date and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023. The New Notes are stated to mature on December 31, 2027.

At any time from time to time, Pyxus Holdings may redeem the New Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of New Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

The New Notes Indenture contains customary affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

The New Notes and the guarantees thereof have not been and will not be registered under the Securities Act or any state or other securities laws. The New Notes may not be offered or sold except pursuant to an exemption from or in a transaction not subject to the registration requirements of the Securities Act and the applicable state securities laws.

Guarantees and Collateral
The obligations of Pyxus Holdings under the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "New Secured Debt Obligors"). In addition, under the New Intabex Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Facility Loans) also guarantee the New Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the New Notes, the New Pyxus Loans or the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Facility Loans) are pledged as collateral to secure the New Intabex Loans (the "Intabex Collateral") but do not secure the New Notes, the New Pyxus Loans or the ABL Credit Agreement.

The New Secured Debt is secured by (i) a first-priority lien on substantially all assets of the New Secured Debt Obligors other than certain exclusions and certain collateral for which obligations under the ABL Credit Agreement are secured on a first-priority basis (the "ABL Priority Collateral") and (ii) a second-priority lien on the ABL Priority Collateral. The New Intabex Loans are further secured by a first-priority lien on the Intabex Collateral. The New Secured Debt shares a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (excluding the Intabex Collateral) subject to the payment waterfall pursuant to the intercreditor arrangements described below.

Intercreditor and Collateral Agency Agreement
On the Settlement Date, the New Secured Debt Obligors, together with the representative for the holders of the New Secured Debt and the Senior Collateral Agent, entered into the Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023 (the "Intercreditor and Collateral Agency Agreement"), pursuant to which the Senior Collateral Agent, serves as joint collateral agent for the benefit of the holders of the New Notes, the New Pyxus Loans and the New Intabex Loans with respect to all common collateral securing such indebtedness (the "Collateral"; which, for the avoidance of doubt, excludes Intabex Collateral). The Intercreditor and Collateral Agency Agreement provides that any Collateral or proceeds thereof received in connection with or upon the exercise of any secured creditor remedies will be distributed (subject to the provisions described in the next paragraph) first to holders of the New Notes and the New Term Loans on a pro rata basis, and then to holders of any future junior debt secured by such Collateral on a pro rata basis (and in each case permitted refinancing indebtedness thereof).
Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the New Term Loans (including, in any event, each holder holding at least 20% of the New Term Loans as of the Settlement Date, provided such holder holds at least 15% of the New Term Loans as of the date of determination), second, after repayment in full of the New Term Loans, by the holders of a majority in principal amount of the New Notes and last, after repayment in full of the New Term Loans and the New Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection and credit bidding.
Limited Consent and Amendment to ABL Credit Agreement
On January 5, 2023, Pyxus Holdings entered into the Limited Consent and Amendment to the ABL Credit Agreement (the "ABL Amendment"), which became effective concurrently with the consummation of the Exchange Transactions on the Settlement Date and which among other things, (i) permits the incurrence of the New Secured Debt and the related liens and priorities and the Exchange Transactions, to the extent applicable, and (ii) modifies certain covenants to be substantially consistent with those governing the New Secured Debt.

In addition, on the Settlement Date, the New Secured Debt Obligors entered into the amended and restated intercreditor agreement, dated as of February 6, 2023 (the "Amended and Restated Intercreditor Agreement"), to amend and restate the intercreditor agreement, dated as of August 24, 2020, to govern the relative rights of the ABL Facility on the one hand, and the New Secured Debt on the other hand, in the Collateral. The ABL Facility retains a senior lien on all ABL Priority Collateral while the New Secured Debt has a senior lien on all Collateral other than the ABL Priority Collateral.

Second Supplemental Indenture to the Existing Notes Indenture
On the Settlement Date, Pyxus Holdings entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "Existing Notes Supplemental Indenture"), to the Existing Notes Indenture, pursuant to which the Existing Notes Indenture, the Existing Notes and the related intercreditor and security documents were amended to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the Existing Notes Indenture, (ii) eliminate the change of control repurchase obligation in the Existing Notes Indenture, (iii) subordinate the Existing Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the Existing Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2022 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems; continued high inflation; we have identified material weaknesses related to our internal controls in certain prior years, and there can be no assurance that material weaknesses will not be identified in the future; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to the COVID-19 pandemic and its related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices; and impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes.

We do not undertake to update any forward-looking statements that we may make from time to time.

Executive Summary
During the nine months ended December 31, 2023, we successfully utilized our global footprint to navigate the current tobacco supply shortage to meet our buying targets for fiscal 2023 in most markets. Combined with continuing normalization of shipping schedules in North and South America and increasing demand from Asia, the Company delivered an increase of more than 50% in sales and other operating revenues year-over-year in spite of a complicated crop year that was exacerbated by La Nina and inflationary pressures. This increase in sales and other operating revenues and higher utilization of the Company’s securitization programs resulted in increased cash flow from operations year-over-year. Some of these funds were strategically utilized to fully repay the Company’s outstanding indebtedness under the ABL Credit Facility and provides the Company with increased financial flexibility as we approach the next buying cycle.

In February 2023, the Company successfully completed an exchange of its existing long-term debt with varying maturity dates for new long-term debt with maturity dates in 2027. Our new capital structure addresses approaching maturity dates, provides the Company with increased financial flexibility, and relief from certain restrictive covenants.

Overview
The Company is a global agricultural company with 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

Historically, the Company had nine operating segments that were organized by product category and geographic area and were aggregated into three reportable segments for financial reporting purposes: Leaf - North America, Leaf - Other Regions, and Other Products and Services. During year ended March 31, 2022, the Company reevaluated its operating and reportable segments under ASC Topic 280 - Segment Reporting. As a result of this reevaluation, effective during the fourth quarter of the year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category that are aggregated into one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the results of the Leaf reportable segment to the consolidated results. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for additional information.

Results of Operations

Three Months Ended December 31, 2022 and 2021
	Three Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2022	2021	$	%
Sales and other operating revenues	$655.6	$428.9	226.7	52.9
Cost of goods and services sold	567.8	363.7	204.1	56.1
Gross profit	87.8	65.2	22.6	34.7
Gross profit as a percent of sales	13.4%	15.2%
Selling, general, and administrative expenses	$37.1	$34.2	2.9	8.5
Other expense (income), net	9.0	(0.2)	9.2	4,600.0
Restructuring and asset impairment charges	—	0.6	(0.6)	(100.0)
Goodwill impairment	—	0.4	(0.4)	(100.0)
Operating income	41.6	30.2	11.4	37.7
Loss on deconsolidation/disposition of subsidiaries	—	7.1	(7.1)	(100.0)
Interest expense, net	31.4	27.5	3.9	14.2
Income tax expense	17.9	31.8	(13.9)	(43.7)
Income from unconsolidated affiliates	5.4	6.1	(0.7)	(11.5)
Net income attributable to noncontrolling interests	0.1	—	0.1	100.0
Net loss attributable to Pyxus International, Inc.	$(2.3)	$(30.1)	27.8	92.4

Leaf:
Sales and other operating revenues	$625.1	$394.8	230.3	58.3
Tobacco costs	510.2	313.6	196.6	62.7
Transportation, storage, and other period costs	32.8	23.2	9.6	41.5
Total cost of goods sold	543.0	336.8	206.2	61.2
Product revenue gross profit	82.1	58.0	24.1	41.5
Product revenue gross profit as a percent of sales	13.1%	14.7%

Kilos sold	129.4	106.2	23.3	21.9
Average price per kilo	$4.83	$3.72	1.11	29.8
Average cost per kilo	4.19	3.17	1.02	32.2
Average gross profit per kilo	0.64	0.55	0.09	16.4

Processing and other revenues	$27.1	$31.3	(4.2)	(13.3)
Processing and other revenues costs of services sold	20.5	22.3	(1.7)	(7.8)
Processing and other gross profit	6.6	9.0	(2.4)	(26.9)
Processing and other gross profit as a percent of sales	24.3%	28.9%

All Other:
Sales and other operating revenues	$3.3	$2.8	0.5	17.0
Cost of goods and services sold	4.2	4.6	(0.4)	(9.3)
Gross loss	(0.9)	(1.8)	0.9	50.2
Gross loss as a percent of sales	(27.4)%	(64.4)%

Note: dollar and percentage changes may not calculate exactly due to rounding

Sales and other operating revenues were $428.9 million for the three months ended December 31, 2021 and $655.6 million for the three months ended December 31, 2022, an increase of $226.7 million, or 52.9%. This increase was primarily due to a 21.9% increase in leaf volume and a 29.8% increase in average price per kilo. The increase in leaf volume was driven by increased volume from Asia, more normalized timing of shipments from South America from the current crop, and the timing of shipments from North America that were delayed from the three months ended September 30, 2022 into the three months ended December 31, 2022. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $363.7 million for the three months ended December 31, 2021 and $567.8 million for the three months ended December 31, 2022, an increase of $204.1 million, or 56.1%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to higher tobacco prices.

Gross profit was $65.2 million for the three months ended December 31, 2021 and $87.8 million for the three months ended December 31, 2022, an increase of $22.6 million, or 34.7%. This increase was mainly due to the increase in sales and other operating revenues. Gross profit as a percent of sales went from 15.2% for the three months ended December 31, 2021 to 13.4% for the three months ended December 31, 2022. This decrease was primarily due to the impact of short-crops in certain markets in Africa and product mix in North America.

Average gross profit per kilo for product revenue was $0.55 for the three months ended December 31, 2021 and $0.64 for the three months ended December 31, 2022, an increase of $0.09 per kilo or 16.4%. This increase was primarily due to customer mix in North and South America and product mix in Africa and Asia.

Other expense, net was $0.2 million of income for the three months ended December 31, 2021 and $9.0 million of expense for the three months ended December 31, 2022, an increase of $9.2 million. This increase was primarily due to higher utilization of securitization facilities.

Operating income was $30.2 million for the three months ended December 31, 2021 and $41.6 million for the three months ended December 31, 2022, an increase of $11.4 million, or 37.7%. This increase was mainly due to higher leaf sales and other operating revenues from increased volume and average price per kilo and was partially offset by higher other expense, net, which was primarily due to higher utilization of securitization facilities.

Income tax expense was $31.8 million for the three months ended December 31, 2021 and $17.9 million for the three months ended December 31, 2022, a decrease of $13.9 million, or 43.7%. The decrease was driven by the Company utilizing a different method for estimating tax expense for the period ended December 31, 2022. Using the discrete method for the period ended December 31, 2022, the Company determined current and deferred income tax expense as if the nine-month interim period of the current fiscal year were an annual period, which resulted in the recognition of the fiscal 2023 year-to-date expense in the quarter. Refer to See "Note 5. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Nine Months Ended December 31, 2022 and 2021
	Nine Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2022	2021	$	%
Sales and other operating revenues	$1,507.7	$1,156.4	351.3	30.4
Cost of goods and services sold	1,311.9	997.0	314.9	31.6
Gross profit	195.9	159.4	36.5	22.9
Gross profit as a percent of sales	13.0%	13.8%
Selling, general, and administrative expenses	$106.7	$106.0	0.7	0.7
Other expense, net	9.1	1.5	7.6	506.7
Restructuring and asset impairment charges	4.4	7.7	(3.3)	(42.9)
Goodwill impairment	—	0.4	(0.4)	(100.0)
Operating income	75.7	43.9	31.8	72.4
Loss on deconsolidation/disposition of subsidiaries	0.6	9.5	(8.9)	(93.7)
Loss on pension settlement	2.6	—	2.6	100.0
Interest expense, net	85.6	82.8	2.8	3.4
Income tax expense	15.8	9.2	6.6	71.7
Income from unconsolidated affiliates	10.7	6.0	4.7	78.3
Net income (loss) attributable to noncontrolling interests	0.2	(0.4)	0.6	150.0
Net loss attributable to Pyxus International, Inc.	$(18.5)	$(51.3)	32.8	63.9

Leaf:
Sales and other operating revenues	$1,423.6	$1,064.3	359.3	33.8
Tobacco costs	1,164.8	858.3	306.5	35.7
Transportation, storage, and other period costs	77.8	63.5	14.4	22.6
Total cost of goods sold	1,242.7	921.8	320.9	34.8
Product revenue gross profit	181.0	142.5	38.4	27.0
Product revenue gross profit as a percent of sales	12.7%	13.4%

Kilos sold	302.9	261.6	41.3	15.8
Average price per kilo	$4.70	$4.07	0.63	15.5
Average cost per kilo	4.10	3.52	0.58	16.5
Average gross profit per kilo	0.60	0.55	0.05	9.1

Processing and other revenues	$75.2	$82.7	(7.4)	(9.0)
Processing and other revenues costs of services sold	56.1	59.2	(3.2)	(5.3)
Processing and other gross profit	19.1	23.4	(4.3)	(18.3)
Processing and other gross profit as a percent of sales	25.4%	28.4%

All Other:
Sales and other operating revenues	$8.9	$9.5	(0.6)	(6.1)
Cost of goods and services sold	13.1	16.1	(2.9)	(18.2)
Gross loss	(4.2)	(6.6)	2.3	35.7
Gross loss as a percent of sales	(47.3)%	(69.0)%

Note: dollar and percentage changes may not calculate exactly due to rounding

Sales and other operating revenues were $1,156.4 million for the nine months ended December 31, 2021 and $1,507.7 million for the nine months ended December 31, 2022, an increase of $351.3 million, or 30.4%. This increase was primarily due to a 15.8% increase in leaf volume and a 15.5% increase in average price per kilo. The increase in leaf volume was driven by increased volume from Asia and North America, more normalized timing of shipments from South America, and the timing of shipments from Asia. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $997.0 million for the nine months ended December 31, 2021 and $1,311.9 million for the nine months ended December 31, 2022, an increase of $314.9 million, or 31.6%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to higher tobacco prices.

Gross profit was $159.4 million for the nine months ended December 31, 2021 and $195.9 million for the nine months ended December 31, 2022, an increase of $36.5 million, or 22.9%. This increase was mainly due to the increase in sales and other operating revenues. Gross profit as a percent of sales went from 13.8% for the nine months ended December 31, 2021 to 13.0% for the nine months ended December 31, 2022. This decrease was primarily due to customer mix in South America and the impact of short-crops in certain markets in Africa.

Average gross profit per kilo for product revenue was $0.55 for the nine months ended December 31, 2021 and $0.60 for the nine months ended December 31, 2022, an increase of $0.05 per kilo or 9.1%. This increase was primarily due to customer mix in North America and South America, product mix in Africa, and geographic mix in Asia.

Other expense, net was $1.5 million for the nine months ended December 31, 2021 and $9.1 million for the nine months ended December 31, 2022, an increase of $7.6 million, or 506.7%. This increase was primarily due to higher utilization of securitization facilities.

Operating income was $43.9 million for the nine months ended December 31, 2021 and $75.7 million for the nine months ended December 31, 2022, an increase of $31.8 million, or 72.4%. This increase was mainly due to higher leaf sales and other operating revenues from increased volume and average price per kilo.

Income tax expense was $9.2 million for the nine months ended December 31, 2021 and $15.8 million for the nine months ended December 31, 2022, an increase of $6.6 million, or 71.7%. This increase was driven by the Company utilizing a different method for estimating tax expense for the period ended December 31, 2022. Using the discrete method for the period ended December 31, 2022, the Company determined current and deferred income tax expense as if the nine-month interim period of the current fiscal year were an annual period, which resulted in the recognition of the fiscal 2023 year-to-date expense in the quarter. Refer to See "Note 5. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, short-term borrowings under our foreign seasonal lines of credit, availability under ABL Credit Facility, and cash collections from our securitized receivables. Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first three quarters of our fiscal year generally represent the peak of our working capital requirements.

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

Debt Financing
We continue to finance our business with a combination of short-term and long-term credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 12. Debt Arrangements" and "Note 21. Subsequent Events" to the "Notes to Condensed Consolidated Financial Statements" for a summary of our short-term and long-term debt.

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

The following summarizes our total borrowing capacity at December 31, 2022 and 2021 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	December 31, 2022
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$100.0
Foreign seasonal lines of credit	711.2	218.9
Other long-term debt	0.6	0.1
Letters of credit	18.4	4.1
Total	$830.2	$323.1

	December 31, 2021
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$75.0	$22.5
Foreign seasonal lines of credit	619.5	235.2
Other long-term debt	2.5	0.6
Letters of credit	12.9	3.4
Total	$709.9	$261.7

Net Debt
We refer to "Net debt," a non-GAAP measure, as total debt liabilities less cash and cash equivalents. We believe this non-GAAP financial measure is useful to monitor leverage and to evaluate changes to the Company's capital structure. A limitation associated with using net debt is that it subtracts cash and cash equivalents, and therefore, may imply that management intends to use cash and cash equivalents to reduce outstanding debt and that cash held in certain jurisdictions can be applied to repay obligations owing in other jurisdictions and without reduction for applicable taxes. In addition, net debt suggests that our debt obligations are less than the most comparable GAAP measure indicates.

(in millions)	December 31, 2022	December 31, 2021	March 31, 2022
Notes payable to banks(1)	$492.3	$384.2	$378.6
Current portion of long-term debt	97.3	107.7	107.9
Long-term debt(2)	496.6	541.1	580.5
Total debt liabilities*	$1,086.2	$1,033.0	$1,066.9
Less: Cash and cash equivalents	216.4	146.1	198.8
Net debt*	$869.8	$886.9	$868.2
* Amounts may not equal column totals due to rounding

(1) The increase from December 31, 2021 to December 31, 2022 is due to higher borrowings under the Company's foreign seasonal lines of credit used to finance higher green tobacco prices and processing costs in Africa and South America as well as increased borrowing capacity in certain markets. The increase from March 31, 2022 to December 31, 2022 is due to seasonality of the business, with higher working capital requirements in the first half of the fiscal year.

(2) The decrease in long-term debt from December 31, 2021 and March 31, 2022 is due to the full repayment of outstanding indebtedness under the ABL Credit Facility in December 2022. Weighted average borrowings outstanding under the ABL Credit Facility during the three months ended December 31, 2022 was $71.6 million.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	December 31, 2022	December 31, 2021	March 31, 2022
Cash, cash equivalents, and restricted cash	$218.4	$149.9	$200.9
Trade and other receivables, net	222.3	206.7	260.2
Inventories and advances to tobacco suppliers	776.3	802.0	798.4
Recoverable income taxes	7.1	5.3	7.9
Prepaid expenses and other current assets	47.1	47.3	60.3
Total current assets*	$1,271.2	$1,211.2	$1,327.6

Notes payable to banks	$492.3	$384.2	$378.6
Accounts payable	135.1	90.0	179.0
Advances from customers	30.8	63.2	53.0
Accrued expenses and other current liabilities	95.3	79.6	82.2
Current portion of long-term debt	97.3	107.7	107.9
Other current liabilities	15.8	14.5	13.7
Total current liabilities	$866.6	$739.2	$814.4

Current ratio	1.5 to 1	1.6 to 1	1.6 to 1
Working capital	$404.6	$472.0	$513.2
* Amounts may not equal column totals due to rounding

Working capital decreased from December 31, 2021 to December 31, 2022 by $67.4 million, or 14.3%, primarily due to increased foreign seasonal lines of credit used to finance higher green tobacco prices and processing costs in Africa and South America and increased borrowing capacity in certain markets as well as the utilization of cash from higher sales of tobacco inventories to repay the outstanding indebtedness under the ABL Credit Facility in December 2022, which was classified as long-term debt.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	December 31, 2022	December 31, 2021	March 31, 2022
Committed	$543.2	$590.4	$471.9
Uncommitted	28.7	60.0	45.7
Total processed tobacco	$571.9	$650.4	$517.6

Total processed tobacco decreased from December 31, 2021 to December 31, 2022 by $78.5 million, or 12.1%, primarily due to higher sales of inventories. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 7. Inventories" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 12. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of December 31, 2022, our cash, cash equivalents, and restricted cash was $218.4 million of which approximately $95.8 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Nine Months Ended
	December 31,
(in millions)	2022	2021
Trade and other receivables	$(91.2)	$(171.7)
Inventories and advances to tobacco suppliers	18.5	(34.1)
Payables and accrued expenses	(29.8)	(28.1)
Advances from customers	(22.2)	51.4
Other	14.1	(2.3)
Net cash used by operating activities	$(110.6)	$(184.8)
Collections from beneficial interests in securitized trade receivables	122.6	155.2
Other	(5.2)	(7.4)
Net cash provided by investing activities	$117.4	$147.8
Net proceeds from short-term borrowings	116.5	11.9
Proceeds from DDTL facility	—	117.6
Net repayment of revolving loan facilities	(90.0)	(15.0)
Other	(20.0)	(22.3)
Net cash provided by financing activities	$6.5	$92.2
Effect of exchange rate changes on cash	3.8	(2.6)
Increase in cash, cash equivalents, and restricted cash*	$17.1	$52.5
* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash decreased by $35.4 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The decrease was primarily due to the full repayment of the outstanding indebtedness under the ABL Credit Facility during the period ended December 31, 2022 and the issuance of the DDTL Facility during the period ended December 31, 2021. These decreases were partially offset by higher sales and higher utilization of securitization facilities, which resulted in less cash used by operating activities.

Planned Capital Expenditures
Capital investments in our leaf operations have been made primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We have incurred approximately $9.9 million in capital expenditures for the nine months ended December 31, 2022, and are expecting to incur an additional $11.1 million for the remainder of the fiscal year ending March 31, 2023.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Nine Months Ended
(in millions)	December 31, 2022
Contributions made during the period (1)	$9.6
Contributions expected for the remainder of the fiscal year	0.3
Total	$9.9
(1) Includes $5.3 million paid in the three months ended September 30, 2022 to fully fund the U.S. Pension Plan's liabilities in preparation to purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants.

No cash dividends were paid to shareholders during the nine months ended December 31, 2022. As of December 31, 2022, the payment of dividends is restricted under the terms of the ABL Credit Agreement, the Exit Term Loan Credit Agreement, and the Existing Notes Indenture.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2022.

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

There were no changes that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1	Support and Exchange Agreement, effective as of December 27, 2022, among Pyxus Holdings, Inc., Pyxus International, Inc., Pyxus Parent, Inc. and the Credit Parties party thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2023 (File No. 000-25734)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: February 14, 2023	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer
(Principal Accounting Officer)