Form 10-K
period 2023-03-31
PYXUS INTERNATIONAL, INC.
filed 2023-06-06
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2023

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

000-25734
(Commission File Number)
Pyxus International, Inc.
(Exact name of registrant as specified in its charter)

Virginia		85-2386250
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

6001 Hospitality Court, Suite 100
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

Large accelerated filer   ☐
Non-accelerated filer    ☒
Accelerated filer   ☐

Smaller reporting company   ☒
Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.4 million based on the closing price of the common stock as reported on the OTC Pink Marketplace.

As of May 31, 2023, there were 24,999,947 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2023 Annual Meeting of Shareholders (to be held August 17, 2023) of the registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Company Overview
This Annual Report on Form 10-K (this "Annual Report") is being filed by Pyxus International, Inc. (the "Company," "Pyxus," "we," or "us"). Pyxus is a global agricultural company with 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. The Company has one reportable segment for financial reporting purposes: Leaf. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to the Consolidated Financial Statements" for additional information.

Leaf Tobacco Operations
Our leaf tobacco revenues are principally comprised of sales of processed leaf tobacco and fees charged for processing and related services to manufacturers of tobacco products. Our leaf tobacco operations deal primarily in flue-cured, burley, and oriental tobaccos that are used in international cigarette brands.

We purchase tobacco on five continents and ship to customers globally. We primarily purchase tobacco directly from suppliers. In those instances, we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.

Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase as long as the supplier meets our specifications. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

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

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. Accordingly, we have located our production facilities in proximity to our principal sources of tobacco. We process tobacco in Company-owned and third-party facilities around the world, including in Argentina, Brazil, China, Guatemala, India, Indonesia, Jordan, Macedonia, Malawi, Tanzania, Thailand, Turkey, United States, and Zimbabwe. These facilities encompass leading export locations of flue-cured, burley and oriental tobaccos. After processing, whole leaves, bundles, strips or stems, and scrap where applicable, are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

During the years ended March 31, 2023 and 2022, approximately 65% and 64% of our total purchases for the respective period were from Brazil, China, Turkey, and the Africa region. We have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. Refer to "Note 26. Segment Information" to the "Notes to Consolidated Financial Statements" for additional information regarding customers, and their respective affiliates, that account for more than 10% of our annual revenues. Pyxus delivered approximately 31% of its tobacco sales to customers in Europe, approximately 18% to customers in China, and approximately 12% to customers in the United States for year ended March 31, 2023. The remaining sales of leaf tobacco are to customers located in Asia, Africa, and other geographic regions of the world.

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

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal. Tobacco purchases vary by market and tobacco variety. Tobacco grown in North America is purchased, processed, and marketed generally during the five-month period beginning in July and ending in November. Tobacco grown in South America is usually purchased, processed, and marketed from January through July and, for tobacco grown in Africa, from April through September. Other tobacco markets around the world have similar purchasing periods, although at different times of the year. During the purchasing, processing and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers, and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign-grown tobacco.

Track and Trace Technology
In connection with our leaf tobacco operations, the Company uses a proprietary "track and trace" platform, which we have branded as the SENTRI®, which we believe provides transparency into the lifecycle of agricultural products by monitoring information and obtaining data related to the growth, cultivation, harvest, processing, formulation, testing, and release of individual batches of products. By obtaining data on products at each stage of the supply chain, SENTRI® permits proactive decision-making for both the Company and its leaf tobacco customers. The key features of the SENTRI® includes:

•Product Tracking: Data collection and tracking at various stages in the product lifecycle permits customers to gain an understanding of where products originate from, how they were produced, and the product testing data in order to understand ingredients and the product journey.
•Control and Visibility: With access to increased data regarding the supply chain, we are able to monitor quality control at various points in the product route to market.
•Sustainability Commitments: SENTRI® incorporates visibility into the practices and procedures of the product supply chain.
•Lot Number Tracking: We are able to track specific products through the manufacturing process by lot number with full visibility to our customers. This permits us and our customers to discover more about the product, its origin and other information relevant to quality control and product transparency.
•Agronomic Services: SENTRI® utilizes an experienced team of agronomists to track data and insights regarding growing practices.

Regulation
See "Item 1A. Risk Factors" for a discussion of applicable government regulation of leaf tobacco.

Human Capital Management
Our workforce is one of our most important stakeholder groups and is critical to achieving our purpose – to transform people’s lives so that together we can grow a better world. The attraction, development and retention of talent enables us to make progress against our business strategy, and it is essential that we create and maintain a culture of conducting business in an ethical and responsible manner. It is for these reasons that we dedicate resources to employee engagement, focus on creating a safe workplace and recognizing employees for the results that they deliver.
As of March 31, 2023, we employed approximately 3,000 people, excluding seasonal employees, in our worldwide operations. We maintain positive relationships with the Company’s employees and their respective organizations. We have collective bargaining agreements in place in many of the countries in which we operate and we have long-term agreements in-place in certain jurisdictions to resolve disputes through binding arbitration.

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
Environmental Compliance
We are aware of the impact our business activities have on the environment, and we understand that climate change will have a long-term impact on our business, our employees, suppliers and the communities in which they live. We have committed to reducing our environmental impact from our operations and working with our contracted growers to apply sustainable agricultural methods and practices. Additional information regarding our activities related to our sustainability strategy can be found in our Sustainability Report, which is published on our website.
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
Development of the Business
A description of the general development of the Company's business is included in Item 1 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 under the heading "Company Overview" and the paragraph immediately preceding such heading, which description is incorporated herein by reference.
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

Risks Related to Our Leaf Tobacco Operations

Our reliance on a small number of significant customers may adversely affect our financial results.
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually may account for a significant portion of our sales in a normal year. For the year ended March 31, 2023, Philip Morris International Inc., China Tobacco International Inc., and British American Tobacco each accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial results.

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

Loss of confidence in us by our customers and suppliers may have a material adverse impact on our business, financial condition, results of operations, and cash flows.
If our customers and suppliers lose confidence in us, they may seek to establish alternative commercial relationships. In addition, in such circumstances, our suppliers, farmers, vendors, counterparties and service providers may seek to renegotiate the terms of our agreements, attempt to terminate their relationships with us or require financial assurances from us. If our suppliers, farmers, vendors, and other providers require stricter terms and conditions, we may not find these terms and conditions acceptable. Failure to timely obtain suitable inventory at competitive prices could materially adversely affect our businesses, financial condition, liquidity and results of operations.

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

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing, and financing of tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings. Although we are one of only two primary global independent publicly held leaf tobacco merchants, cigarette manufacturers also buy tobacco directly from local and regional suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Continued high inflation may adversely affect our profitability and the demand for our leaf tobacco products.
The economies of the United States and other nations have recently experienced the highest levels of consumer price inflation in decades. Continued inflationary pressures may continue to increase our costs, including the cost of leaf tobacco that we purchase. If these increased costs cannot successfully be passed on to our customers, many of which have significant negotiating power, our profitability and results of operations may be adversely affected. In addition, since our leaf tobacco products are used in the manufacturing of tobacco consumer goods, consumer behavior that deprioritizes the purchase of tobacco consumer goods in response to inflationary increases in the price of such goods could result in reduced overall demand for consumer tobacco products and consequently for the leaf tobacco we provide to manufacturers, which could materially adversely affect our profitability, results of operations and financial position.

Risks Related to the Scope of Our International Operations

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

Further, the imposition of governmental sanctions or other restrictions may preclude us from continuing to sell to certain customers or to source leaf tobacco from certain jurisdictions. For example, governmental sanctions imposed in response to the invasion of Ukraine by Russia have adversely affected sales to customers impacted by the sanctions. Similarly, the imposition of sanctions with respect to other jurisdictions, including sanctions imposed in response to conflict or threat of conflict in other regions could have a material adverse effect on our profitability, results of operations and financial position.

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
Our global exposure to tax regimes could adversely affect our business. We do business in countries that have tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change. Our earnings could be changed by the uncertain and changing nature of these tax regimes. Certain of our subsidiaries are and may in the future be subject to audit, investigation, or other tax controversies. While the outcome of such matters cannot be predicted with certainty, we do not currently expect that such matters will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

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

Risks Related to Other Aspects of Our Operations

We rely on internal and externally hosted information technology systems and disruption, failure, or security breaches of these systems could adversely affect our business.
We rely on information technology ("IT") systems, including systems hosted by service providers. For example, our enterprise resource planning system and our domestic employee payroll system are hosted by external service providers. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in-place, which are active inline services or are tested routinely, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance, and financial condition.

We cannot assure you that material weaknesses will not be identified in the future.
In certain prior years, we identified material weaknesses in our internal control over financial reporting. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information. In addition, because we are not an "accelerated filer" under applicable SEC regulations, we are not required to obtain and present a report of our independent accounting firm with respect to the effectiveness of our internal control over financial reporting and we have not obtained such a report with respect to an evaluation of our internal controls as of March 31, 2023 and, accordingly, no such report is included in this Form 10-K.

Regulations regarding environmental matters may affect us by substantially increasing our costs and exposing us to potential liability.
We are subject to environmental, health, and safety laws and regulations in each jurisdiction in which we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. We may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. We may not have been, nor may be able to be at all times, in full compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

In addition, a number of governments have implement or are considering implementing due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. The European Union has proposed broad due diligence reporting requirements for all industries operating within Europe. The United States has called for a broader and more robust approach to labor compliance in foreign jurisdictions, which could include some of our strategic origins. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.

Our e-liquids business faces inherent risk of exposure to product liability claims, regulatory action, and litigation if its products are alleged to have caused significant loss, injury, or death.
As a manufacturer and distributor of products that are ingested or otherwise consumed by humans, our e-liquids business faces the risk of exposure to product liability claims, regulatory action and litigation (including class proceedings and individual proceedings) if its products are alleged to have caused loss, injury or death. Our e-liquids business may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness or death, made false, misleading or impermissible claims, failed to include adequate labeling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of these e-liquids products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our e-liquids business may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against our e-liquids business could result in increased costs and could adversely affect its reputation and goodwill with its consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company's becoming subject to significant liabilities that are uninsured.

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

Risks Related to Our Capital Structure

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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2023, we had approximately $1,001.0 million in aggregate principal amount of indebtedness. Our substantial debt could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our senior credit obligations and our other obligations;

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
We require a significant amount of cash to service our indebtedness and a substantial portion of our cash flow is required to fund the interest payments on our indebtedness. Our ability to service our indebtedness and to fund planned capital expenditures depends on our ability to generate cash. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the continuing impact of shipping constraints related to the COVID-19 pandemic. Also, a substantial portion of our debt, including borrowings under our ABL credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt-service requirements, which would adversely affect our cash flow. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us under in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future to the extent permitted under our existing credit arrangements. As of March 31, 2023, $414.3 million was available for borrowing under our short and long-term credit facilities. If new debt is added to our current debt levels, the risks discussed above could intensify.

We may not be able to refinance or renew our indebtedness or be able to borrow under our ABL credit facility or other future credit facilities, which may have a material adverse effect on our financial condition.
We may not be able to renew or refinance our ABL credit facility or other indebtedness, including our senior secured indebtedness, on substantially similar terms, or at all, including as a result of volatility and disruption of global credit markets. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our ABL credit facility and other senior secured indebtedness on terms which are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to repay the ABL credit facility, our senior secured indebtedness, or certain of our other indebtedness, which may result in a default under other indebtedness.

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
We face a number of risks, such as changes in economic conditions, pandemics, changes in the leaf tobacco market, changes in regulations affecting the tobacco industry, other changes in demand for our products, and increasing expenses. We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business, both at a holding-company level and the local short-term credit lines that fund the operating needs of our non-U.S. local leaf tobacco subsidiaries. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

Developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. We anticipate periods in the next twelve months during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations (including as a result of delays with respect to the anticipated timing of shipments of leaf tobacco, whether due to the impact of pandemics, customer preferences, or other reasons) and the availability of capital resources (including an inability to renew or refinance short-term operating lines of credit and other short-term indebtedness), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may continue to undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

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

Risks Related to the Ownership of Our Common Stock

Certain shareholders have the ability to exercise controlling influence on various corporate matters.
Two shareholders and their respective affiliates, Glendon Capital Management LP (together with its affiliates, the "Glendon Investor") and Monarch Alternative Capital LP (together with its affiliates, the "Monarch Investor;" the Glendon Investor and the Monarch Investor are together referred to as the "Significant Shareholders") beneficially own in the aggregate approximately 56% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of a Shareholders Agreement dated as of August 24, 2020 among the Company and certain shareholders, including the Significant Shareholders, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement have agreed to take all necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that each of the Glendon Investor and the Monarch Investor hold a significant amount of our senior secured indebtedness. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

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

Risks Related to the Tobacco Industry
Reductions in demand for consumer tobacco products could adversely affect our results of operations.
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
•governmental and private banks and restrictions on smoking;
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

On April 28, 2022, the FDA announced its proposals to adopt regulations to prohibit the manufacture, distribution, and sale in the United States of cigarettes having menthol as a characterizing flavor and all cigars having a characterizing flavor other than tobacco. According to the FDA’s proposed rulemaking, sales of menthol-flavored cigarettes accounted for 34-36% of total cigarette sales in the U.S. in 2020. While we are unable to precisely estimate the portion of our sales of leaf tobacco in the U.S. that is used in the manufacture of menthol-flavored cigarettes, we believe a significant portion of our U.S. leaf tobacco sales are used for such purpose. In addition, a significant portion of the tobacco from our U.S. cut rag processing facility is used in the manufacture of flavored cigars. The FDA’s proposed regulations are subject to public comment and may not be adopted exactly as proposed. In addition, if the proposed regulations are adopted, the extent of any reduction in consumer demand for tobacco products is uncertain, though such reduction could be significant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are leased and are located in Morrisville, North Carolina. We own nine facilities in seven countries that are material to our leaf operations. We operate our leaf tobacco processing facilities for seven to nine months per year corresponding with the applicable harvesting seasons. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand. The following is a listing of the principal physical properties used in our leaf operations, which are owned by the Company as of March 31, 2023:

Location	Use
North America
Wilson, North Carolina, USA	Factory / Storage
Farmville, North Carolina, USA	Storage
South America
Venancio Aires, Brazil	Factory / Storage
Ararangua, Brazil	Factory / Storage
El Carril, Argentina	Storage
Africa
Lilongwe, Malawi	Factory / Storage
Morogoro, Tanzania	Factory / Storage
Harare, Zimbabwe	Factory / Storage
Asia
Ngoro, Indonesia	Factory / Storage

Item 3. Legal Proceedings

Refer to "Note 22. Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pyxus’ common stock is traded on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc., under the symbol "PYYX". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. As of March 31, 2023, the outstanding shares of our common stock were held by one shareholder of record and there were approximately 800 beneficial holders of our common stock.

The declaration of future dividends by Pyxus is at the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors, as well as restrictions under applicable law, and our debt agreements. Refer to "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. Some of these risks and uncertainties include the risks, uncertainties, and other factors set forth in this Annual Report, including in "Item 1A. Risk Factors" and in our other filings with the Securities and Exchange Commission. Any forward-looking statement is qualified by reference to these cautionary statements. It is not possible to predict or identify all risks and uncertainties relevant to these forward-looking statements. Consequently, the risks and uncertainties identified in this Annual Report should not be considered a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except as may be required by law.

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

Executive Summary
In fiscal year 2023, we experienced the third consecutive year of La Niña weather patterns, which limited tobacco supplies and increased tobacco costs in certain markets. We utilized our global footprint to offset reduced production in these markets and were able to meet our customers' demand for sustainably grown compliant leaf in a short crop year. In addition, the Company overcame challenges with inflationary tobacco costs, increasing interest rates, and lingering geopolitical issues by growing revenue for the full year by 16.8% to $1.9 billion, improving gross margin per kilo by 13.0% to $0.61, and accelerating our operating cycle. We strategically utilized some of the funds generated by increased revenue and improvement in our operating cycle to partially repay the Company's outstanding indebtedness under the ABL Credit Facility as of March 31, 2023, which provides the Company with increased financial flexibility as we approach the buying cycle.

In February 2023, the Company successfully completed an exchange of its existing long-term debt with varying maturity dates for new long-term debt with maturity dates in 2027. Our new capital structure addresses approaching maturity dates, provides the Company with increased financial flexibility, and relief from certain restrictive covenants.

Overview
Pyxus is a global agricultural company with 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. The Company has one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the results of the Leaf reportable segment to the consolidated results. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to the Consolidated Financial Statements" for additional information.

Results of Operations

Years Ended March 31, 2023 and 2022

Consolidated*	Year Ended March 31, 2023	Year Ended March 31, 2022	Change
(in millions)			$	%
Sales and other operating revenues	$1,914.9	$1,639.9	$275.0	16.8
Cost of goods and services sold	1,653.9	1,412.8	241.1	17.1
Gross profit	261.0	227.1	33.9	14.9
Gross profit as a percent of sales	13.6%	13.8%
Selling, general, and administrative expenses	$151.5	$142.0	9.5	6.7
Other expense, net	11.0	3.1	7.9	254.8
Restructuring and asset impairment charges	4.7	8.0	(3.3)	(41.3)
Goodwill impairment	—	32.2	(32.2)	(100.0)
Operating income	93.8	41.7	52.1	124.9
Loss on deconsolidation/disposition of subsidiaries	0.6	10.7	(10.1)	(94.4)
Loss on pension settlement	2.6	—	2.6	100.0
Debt retirement expense	—	2.0	(2.0)	(100.0)
Interest expense, net	113.2	108.4	4.8	4.4
Income tax expense	34.1	12.6	21.5	170.6
Income from unconsolidated affiliates, net	18.5	10.0	8.5	85.0
Net income attributable to noncontrolling interests	0.9	0.1	0.8	800.0
Net loss attributable to Pyxus International, Inc.	$(39.1)	$(82.1)	$43.0	52.4

Leaf:
Sales and other operating revenues	$1,812.2	$1,531.8	$280.4	18.3
Tobacco costs	1,474.0	1,233.7	240.3	19.5
Transportation, storage, and other period costs	98.9	92.2	6.7	7.3
Total cost of goods sold	1,572.9	1,325.9	247.0	18.6
Product revenue gross profit	239.3	205.9	33.4	16.2
Product revenue gross profit as a percent of sales	13.2%	13.4%

Kilos sold	387.8	381.0	6.8	1.8
Average price per kilo	$4.67	$4.02	$0.65	16.2
Average cost per kilo	4.06	3.48	0.58	16.7
Average gross profit per kilo	0.61	0.54	0.07	13.0

Processing and other revenues	88.4	95.4	(7.0)	(7.3)
Processing and other revenues costs of services sold	64.0	65.9	(1.9)	(2.9)
Processing and other gross margin	24.4	29.5	(5.1)	(17.3)
Processing and other gross margin as a percent of sales	27.6%	30.9%

All Other:
Sales and other operating revenues	$14.3	$12.6	$1.7	13.5
Cost of goods and services sold	16.9	21.0	(4.1)	(19.5)
Gross loss	(2.6)	(8.4)	5.8	69.0
Gross loss as a percent of sales	(18.2)%	(66.7)%
*Dollar and percentage changes may not calculate exactly due to rounding

Sales and other operating revenues increased $275.0 million, or 16.8%, to $1,914.9 million for the year ended March 31, 2023 from $1,639.9 million for the year ended March 31, 2022. This increase was due to a 16.2% increase in average price per kilo driven by higher tobacco prices and a 1.8% increase in kilo volume primarily from Asia.

Cost of goods and services sold increased $241.1 million, or 17.1%, to $1,653.9 million for the year ended March 31, 2023 from $1,412.8 million for the year ended March 31, 2022. This increase was driven by a 16.7% increase in average cost per kilo primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales decreased to 13.6% for the year ended March 31, 2023 from 13.8% for the year ended March 31, 2022. Average gross profit per kilo increased 13.0% primarily due to product mix in Asia and customer mix in North America.

Selling, general, and administrative expenses increased $9.5 million, or 6.7%, to $151.5 million for the year ended March 31, 2023 from $142.0 million for the year ended March 31, 2022. This increase was primarily due to increased accrued bonus compensation, costs incurred in conjunction with the Debt Exchange Transactions, the normalization of travel expenses post-COVID, and rising healthcare costs. These increases were partially offset by lower legal and professional service fees driven by strategic cost cutting initiatives. Selling, general, and administrative expenses as a percent of sales decreased to 7.9% for the year ended March 31, 2023 from 8.7% for the year ended March 31, 2022. This decrease was related to increased sales and other operating revenues.

Operating income of $93.8 million for the year ended March 31, 2023 increased $52.1 million, or 124.9%, from operating income of $41.7 million for the year ended March 31, 2022. This increase was mainly due to higher leaf sales and other operating revenues and increased average leaf gross margin per kilo.

Other expense, net increased $7.9 million, or 254.8%, to $11.0 million for the year ended March 31, 2023 from $3.1 million for the year ended March 31, 2022. This increase was primarily due to higher utilization of securitization facilities. See "Note 4. Other Expense, Net" for additional information.

Goodwill impairment charges of $32.2 million for the year ended March 31, 2022 were from the full write-off of the carrying value of goodwill for each of the Company's reporting units. See "Note 13. Goodwill and Other Intangibles, Net" for additional information.

Income tax expense increased $21.5 million, or 170.6%, to $34.1 million for the year ended March 31, 2023 from $12.6 million for the year ended March 31, 2022. This increase was primarily due to $20.8 million of non-recurring expense associated with a valuation allowance for deferred assets recognized in conjunction with the Debt Exchange Transactions. See "Note 16. Debt Arrangements" for additional information regarding the debt exchange transactions completed in February 2023.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, short-term borrowings under our foreign seasonal lines of credit, availability under ABL Credit Facility (defined below), and cash collections from our securitized receivables. Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first three quarters of our fiscal year generally represent the peak of our working capital requirements.

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

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt instruments and securities, advances from customers, and cash from operations when available. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for a summary of our short-term and long-term debt.

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

Senior Secured Debt

ABL Credit Facility
On February 8, 2022, our wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100.0 million, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20.0 million uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120.0 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•85% of eligible accounts receivable, plus
•the lesser of (i) 85% of the book value of Eligible Extended Terms Receivables (as defined in the ABL Credit Agreement) and (ii) $5.0 million, plus
•90% of eligible credit insured accounts receivable, plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, minus
•applicable reserves.

At March 31, 2023, $75.0 million was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $25.0 million outstanding on that date and the $20.0 million of

Domestic Availability (as defined in the ABL Credit Agreement) required to be maintained. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2023 were $70.2 million.

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

The ABL Credit Agreement was amended on May 23, 2023, which extended the maturity of the ABL Credit Facility to February 8, 2027. The outstanding amount under the ABL Credit Facility is recorded as noncurrent as of March 31, 2023.

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

The Borrowers’ obligations under the ABL Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, and the Company and all of Pyxus Holdings’ wholly owned domestic subsidiaries, and each of Pyxus Holdings’ future wholly owned domestic subsidiaries is required to guarantee the ABL Credit Facility on a senior secured basis (collectively, the "ABL Loan Parties") and (b) secured by the collateral, as described below, which is owned by the ABL Loan Parties.

Cash Dominion. Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below 10% of the total commitments under the ABL Credit Facility at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than $20.0 million, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than 10% of the total commitments under the ABL Credit Facility for a period of 30 consecutive days and no event of default is continuing, or (iii) if arising as a result of Domestic Availability being less than $20.0 million, Domestic Availability is greater than $20.0 million for a period of 30 consecutive days and no event of default is continuing.

Covenants. The ABL Credit Agreement governing the ABL Credit Facility contains (i) a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period and (ii) a covenant requiring Domestic Availability greater than $20.0 million at all times until audited financial statements for fiscal year ending March 31, 2023 are delivered under the ABL Credit Agreement.

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

On March 31, 2023, the Borrowers were in compliance with all covenants under the ABL Credit Agreement. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Intabex Term Loans
Pursuant to (i) an exchange offer (the "DDTL Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "DDTL Term Loans") under the Amended and Restated Term Loan Credit Agreement, effectuated pursuant to that certain Amendment and Restatement Agreement, dated as of June 2, 2022 (the "DDTL Credit Agreement"), by and among Intabex Netherlands B.V., as borrower ("Intabex"), the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto and (ii) an exchange offer (the "Exit Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "Exit Term Loans") under the Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the "Exit Term Loan Credit Agreement"), by and among Pyxus Holdings, as borrower, the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto, on February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189.0 million (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for (i) $100.0 million principal amount of the DDTL Term Loans, plus an additional $2.0 million on account of the exit fee payable under the DDTL Credit Agreement and (ii) approximately $87.0 million principal amount of Exit Term Loans, representing 40.0% of the outstanding principal amount thereof (including the applicable accrued and unpaid PIK interest thereon).

The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027.

The Intabex Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. With respect to alternate base rate loans, accrued interest is payable quarterly in arrears on the last business day of each calendar quarter and, with respect to SOFR loans, accrued interest is payable on the last day of each applicable interest period but no less frequently than every three months.

The Intabex Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and, in the case of Intabex, undertake business activities and sell certain subsidiaries.

On March 31, 2023, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130.5 million (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon).

The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027.

The Pyxus Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. With respect to alternate base rate loans, accrued interest is payable quarterly in arrears on the last business day of each calendar quarter and, with respect to SOFR loans, accrued interest is payable on the last day of each applicable interest period but no less frequently than every three months.

The Pyxus Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

On March 31, 2023, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260.5 million in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the New Term Loans, the "New Secured Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent.

The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest accrues on the 2027 Notes from the date of issuance and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023. The 2027 Notes are stated to mature on December 31, 2027.

At any time from time to time, Pyxus Holdings may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

The 2027 Notes Indenture contains customary affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

On March 31, 2023, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement.

The Senior Secured Debt Obligors’ obligations under the ABL Credit Agreement are secured by (i) a first-priority senior lien the ABL Priority Collateral (as defined in the ABL/New Secured Debt Intercreditor Agreement (as defined below)), which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets and proceeds of the foregoing of the Senior Secured Debt Obligors, and (ii) a junior-priority lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral. The New Secured Debt is secured by (i) a first-priority senior lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral and (ii) a junior-priority lien on the ABL Priority Collateral. The Intabex Term Loans are further secured by a first-priority lien on the Intabex Collateral.

The obligations under the New Secured Debt share a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (as defined below) subject to the payment waterfall pursuant to the intercreditor arrangements described below. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Intercreditor Agreements
The priority of the obligations under the ABL Credit Agreement and the New Secured Debt are set forth in the two intercreditor agreements entered into in connection with consummation of the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange.

ABL/New Secured Debt Intercreditor Agreement. On February 6, 2023, Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee entered into an Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023 (the "ABL/New Secured Debt Intercreditor Agreement") to provide for the intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, the holders of obligations under the New Secured Debt, the guarantees thereof and certain related obligations. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first-priority senior liens on the ABL Priority Collateral, which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing, with the obligations under the New Secured Debt having junior-priority liens on the ABL Priority Collateral. Pursuant to the ABL/New Secured Debt Intercreditor Agreement, Pyxus Holdings’ collective obligations under the New Secured Debt, the guarantees thereof and certain related obligations have first-priority senior liens on the collateral that is not ABL Priority Collateral, including owned material real property in the United States, capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor (other than the Intabex Collateral), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior-priority liens on such collateral, other than real property. The ABL Credit Facility is not secured by real property.

New Secured Debt Intercreditor Agreement. On February 6, 2023, the New Secured Debt Obligors, together with the representative for the holders of the New Secured Debt and the Senior Collateral Agent, entered into the Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023 (the "New Secured Debt Intercreditor Agreement"), pursuant to which the Senior Collateral Agent, serves as joint collateral agent for the benefit of the holders of the 2027 Notes, the Pyxus Term Loans and the Intabex Term Loans with respect to all common collateral securing such indebtedness (the "Collateral"; which excludes Intabex Collateral). The New Secured Debt Intercreditor Agreement provides that Collateral or proceeds thereof received in connection with or upon the exercise of secured creditor remedies will be distributed (subject to the provisions described in the next paragraph) first to holders of the New Secured Debt on a pro rata basis based on the aggregate principal amount of each class of New Secured Debt, and then to holders of future junior debt secured by such Collateral on a pro rata basis based on the aggregate principal amount of each class of future junior debt (and in each case permitted refinancing indebtedness thereof).

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the New Term Loans (including, in any event, each holder holding at least 20.0% of the New Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the New Term Loans as of the date of determination), second, after repayment in full of the New Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the New Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection and credit bidding. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Related Party Transactions
The Company, Pyxus Parent and Pyxus Holdings (collectively, the "Holding Companies") entered into a Support and Exchange Agreement, effective as of December 27, 2022 (as amended, including by joinders thereto, the "Support Agreement"), with a group of creditors, including Glendon Capital Management LP, Monarch Alternative Capital LP, Nut Tree Capital Management, L.P., Intermarket Corporation and Owl Creek Asset Management, L.P. on behalf of certain funds managed by them and/or certain of their advisory clients, as applicable (collectively, the "Supporting Holders"), holding in aggregate:

•approximately 99.7% of the DDTL Term Loans outstanding under the DDTL Credit Agreement;
•approximately 68.1% of the Exit Term Loans outstanding under the Exit Term Loan Credit Agreement; and

•approximately 64.1% of the 2024 Notes outstanding under the 2024 Notes Indenture.

Pursuant to the Support Agreement, the Supporting Holders agreed to participate in the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange. Based on a Schedule 13D/A filed with the SEC on January 4, 2023 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,938,792 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D/A filed with the SEC on January 23, 2023, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,140,270 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405,287 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor and a representative of the Monarch Investor served as directors of Pyxus at the time the Company and its applicable subsidiaries entered into the DDTL Credit Agreement, its predecessor agreement and the amendments thereto, and the Support Agreement, effected borrowings under the DDTL Credit Agreement and its predecessor agreement and commenced the Debt Exchange Transactions. The DDTL Credit Agreement, its predecessor agreement and the amendments thereto, any and all borrowings thereunder, the related guaranty transactions, the Support Agreement, the Debt Exchange Transactions, including the Intabex Term Loan Credit Agreement, the Intabex Term Loans, the Pyxus Term Loan Credit Agreement, the Pyxus Term Loans, the 2027 Notes and the 2027 Notes Indenture were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

2024 Notes
In conjunction with the Notes Exchange, Pyxus Holdings received consents from requisite holders of 2024 Notes to amend the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the 2024 Notes Indenture, (ii) eliminate the change of control repurchase obligation in the 2024 Notes Indenture, (iii) subordinate the 2024 Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the 2024 Notes. On February 6, 2023, the relevant parties to the 2024 Notes Indenture entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "2024 Notes Supplemental Indenture"), to the 2024 Notes Indenture, pursuant to which the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents were amended to effect these changes.

The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At March 31, 2023, the remaining 2024 Notes outstanding is $19.9 million, net of a debt discount of $0.5 million. The total repayment amount due at maturity is $20.4 million.

On March 31, 2023, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Foreign Seasonal Lines of Credit
Excluding its long-term credit arrangements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2023, the total borrowing capacity under individual foreign seasonal lines of credit range up to $131.8 million. At March 31, 2023, the aggregate outstanding borrowings of the Company under these seasonal credit lines was approximately $365.1 million and approximately $332.3 million was available for borrowing under these seasonal credit lines, subject to limitations as provided under the ABL Credit Agreement and the agreements governing the New Secured Debt. The weighted average variable interest rate for these seasonal lines of credit for the year ended March 31, 2023 was 6.8%. Certain of the foreign seasonal lines of credit, with aggregate outstanding borrowings at March 31, 2023 of approximately $84.6 million, are secured by trade receivables and inventories as collateral. At March 31, 2023, the Company and its subsidiaries were in compliance with the covenants associated with the short-term seasonal lines of credit.

Seasonal liquidity beyond cash flow from operations is provided by our foreign seasonal lines of credit, advances from customers, and sales of accounts receivable. For the years ended March 31, 2023 and 2022, our average short-term borrowings, aggregated peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

(in millions)	March 31, 2023	March 31, 2022
Average short-term borrowings(1)	$456.4	$393.1
Aggregated peak short-term borrowings outstanding(1)	$690.6	$559.4
Weighted-average interest rate on short-term borrowings	6.8%	6.1%
(1) The Company utilized borrowings under the DDTL Facility during the year ended March 31, 2022 to fund a portion of its tobacco purchasing commitments.

Aggregated peak borrowings for the year ended March 31, 2023 occurred during the first quarter, which represents peak timing for green tobacco purchases and repayments being made in Africa and South America, due to increased borrowing capacity in certain markets. Borrowings during the prior year and in the current year were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2023, see "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

The following summarizes our total borrowing capacity at March 31, 2023 and 2022 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	March 31, 2023		March 31, 2022
(in millions)	Total Borrowing Capacity	Remaining Amounts Available	Total Borrowing Capacity	Remaining Amounts Available
Senior Secured Credit Facilities:
ABL Credit Facility	$100.0	$75.0	$100.0	$10.0
Foreign seasonal lines of credit	697.5	332.3	659.7	287.2
Other long-term debt	0.6	0.1	0.7	0.4
Letters of credit	18.6	6.9	13.5	4.5
Total	$816.7	$414.3	$773.9	$302.1

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

(in millions)	March 31, 2023	March 31, 2022
Notes payable to banks	$382.5	$378.6
Current portion of long-term debt(1)	0.1	107.9
Long-term debt(2)	618.4	580.5
Total debt liabilities	$1,001.0	$1,067.0
Less: Cash and cash equivalents(3)	136.7	198.8
Net debt	$864.3	$868.2
(1) The decrease in the current portion of long-term debt is due to the refinancing of the DDTL Term Loans on a long-term basis.
(2) The increase in long-term debt is primarily due to the refinancing of the DDTL Term Loans on a long-term basis, partially offset by net repayments on the ABL Credit Facility.
(3) The decrease in cash and cash equivalents is driven by net repayments on the ABL Credit Facility.

Working Capital
The following summarizes our working capital:

			Change
(in millions except for current ratio)	March 31, 2023	March 31, 2022	$	%
Cash, cash equivalents, and restricted cash	$138.9	$200.9	(62.0)	(30.9)
Trade and other receivables, net	202.7	260.2	(57.5)	(22.1)
Inventories and advances to tobacco suppliers, net	817.4	798.4	19.0	2.4
Recoverable income taxes	5.8	7.9	(2.1)	(26.6)
Prepaid expenses and other current assets	55.7	60.3	(4.6)	(7.6)
Total current assets*	$1,220.6	$1,327.6	(107.0)	(8.1)

Notes payable to banks	$382.5	$378.6	3.9	1.0
Accounts payable	170.3	179.0	(8.7)	(4.9)
Advances from customers	42.5	53.0	(10.5)	(19.8)
Accrued expenses and other current liabilities	92.7	82.2	10.5	12.8
Current portion of long-term debt	0.1	107.9	(107.8)	(99.9)
Other current liabilities	$27.0	$13.7	13.3	97.1
Total current liabilities	$715.1	$814.4	(99.3)	(12.2)

Current ratio	1.7 to 1	1.6 to 1
Working capital	$505.5	$513.2	(7.7)	(1.5)
*Amounts may not equal column totals due to rounding

Working capital decreased $7.7 million, or 1.5%, to $505.5 million as of March 31, 2023 from $513.2 million as of March 31, 2022 due to a decrease in cash, cash equivalents, and restricted cash and a decrease in accounts receivable through higher utilization of securitization programs. Higher collections of cash through securitization facilities enabled us to purchase more expensive green tobacco inventories without significantly increasing borrowings under our seasonal foreign lines of credit, and the ability to partially repay the outstanding indebtedness under the ABL Credit Facility, which is classified as long-term debt. Current liabilities decreased mainly due to the refinancing of the DDTL Term Loans on a long-term basis.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	March 31, 2023	March 31, 2022
Committed	$479.4	$471.9
Uncommitted	$19.0	$45.7
Total processed tobacco	$498.4	$517.6

Processed tobacco decreased 19.2 million, or 3.7%, to $498.4 million as of March 31, 2023 from $517.6 million as of March 31, 2022 due to undersupply conditions in the global tobacco market and higher sales of inventories. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 8. Inventories, Net" to the "Notes to Consolidated Financial Statements" for further information.

Sources and Uses of Cash
We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of March 31, 2023 our cash, cash equivalents, and restricted cash was $138.9 million, of which $76.5 million was held in foreign jurisdictions and subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we incur costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes our sources and uses of our cash flows:

(in millions)	Year Ended March 31, 2023	Year Ended March 31, 2022
Trade and other receivables	$(111.9)	$(261.9)
Inventories and advances to tobacco suppliers	(21.1)	(31.5)
Payables and accrued expenses	5.1	59.3
Advances from customers	(10.7)	41.2
Other	0.8	(5.9)
Net cash used in operating activities	$(137.8)	$(198.8)
Collections from beneficial interests in securitized trade receivables	165.3	189.4
Other	(10.4)	(8.2)
Net cash provided by investing activities	$154.9	$181.2
Net proceeds of short-term borrowings	5.2	9.2
Proceeds from DDTL facility	—	117.6
Net (repayment of) proceeds from revolving loan facilities	(65.0)	21.9
Other	(23.2)	(25.4)
Net cash (used in) provided by financing activities	$(83.0)	$123.3
Increase (decrease) from exchange rate changes on cash	3.5	(2.1)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(62.4)	$103.6

The change in cash, cash equivalents, and restricted cash decreased $166.0 million for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The decrease was primarily from net repayments made on the outstanding indebtedness under the ABL Credit Facility in the current fiscal year, and proceeds from the DDTL Facility during the prior fiscal year that did not reoccur. These decreases were partially offset by improvements in trade accounts receivable due to higher sales and higher utilization of securitization facilities, which resulted in less cash used by operating activities.

Planned Capital Expenditures
We are estimating $21.1 million in capital investments for fiscal 2024 for routine replacement of equipment, as well as investments in assets that will add value to the customer or increase efficiency.

Securitized Receivables
We sell trade receivables to unaffiliated financial institutions under multiple revolving trade accounts receivable securitization facilities. Under the first and second programs, we receive a discount from the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interests in the first and second facilities is subordinate to the purchaser of the receivables. Under the third and fourth programs, we receive an amount equal to the face value of the receivable sold, less a discount rate tied to a benchmark rate, which varies based on the invoice currency. See "Note 17. Securitized Receivables" to the "Notes to Consolidated Financial Statements" for additional information.

Aggregate Contractual Obligations and Commitments
The following summarizes our contractual cash obligations and other commercial commitments as of March 31, 2023:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2024	Years 2025-2026	Years 2027-2028	After 2028
Long-Term Debt Obligations (1)	$618.4	$—	$20.3	$598.1	$—
Short-Term Debt Obligations (2)	382.6	382.6	—	—	—
Interest on Debt Obligations (3)	321.8	69.6	135.7	116.5	—
Pension and Postretirement Obligations	68.0	7.0	13.8	13.4	33.8
Operating Lease Obligations	52.2	13.0	15.3	10.1	13.8
Tobacco and Other Purchase Obligations	658.6	658.6	—	—	—
Amounts Guaranteed for Tobacco Suppliers	152.0	152.0	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,253.6	$1,282.8	$185.1	$738.1	$47.6

(1) On May 23, 2023, the ABL Credit Agreement was amended to extend the maturity of the ABL Credit Facility to February 8, 2027.
(2) Short-term debt obligations consist of the current portion of long-term debt and our seasonal foreign credit lines.
(3) Interest obligations includes interest for long-term debt, including indebtedness under the ABL Credit Facility. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2023.

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers, primarily in Africa, Europe, North America, and South America, to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material. Tobacco and other purchase obligations increased $143.1 million, or 27.8%, from $515.5 million to $658.6 million primarily due to higher tobacco prices.

Amounts Guaranteed for Tobacco Suppliers
In Africa and South America, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and South America. See "Note 18. Guarantees" to the "Notes to Consolidated Financial Statements" for additional information.

Tax and Repatriation Matters
We are subject to income tax laws in the countries in which we do business through wholly owned subsidiaries and through affiliates. We regularly review of the income tax requirements of each of our operations, file appropriate returns, and make appropriate income tax planning analyses.

We regularly evaluate the status of the accumulated unremitted earnings of each of our foreign subsidiaries. If the undistributed earnings are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes upon repatriation. We provide deferred income taxes, net of creditable foreign taxes, if applicable, on earnings that are not indefinitely invested. See "Note 6. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

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

We believe it is more likely than not that a portion of the deferred income tax assets may expire as unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not such remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable. See "Note 6. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

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

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $3.1 million in the year ended March 31, 2024 as compared to March 31, 2023. The cash contribution to our employee benefit plans during the year ended March 31, 2023 was $11.3 million and is expected to be $7.0 million in fiscal 2024.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

(in thousands)	Estimated Change in Projected Benefit Obligation Increase (Decrease)	Estimated Change in Annual Expense Increase (Decrease)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(7,719)	$(143)
1% decrease in discount rate	$8,809	$94

1% increase in salary increase assumption	$131	$35
1% decrease in salary increase assumption	$(124)	$(37)

1% increase in rate of return on assets		$(509)
1% decrease in rate of return on assets		$509

Changes in assumptions for other postretirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. See "Note 21. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

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

Foreign exchange rates
Our business is generally conducted in USD, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange losses of $5.2 million and $2.7 million for the years ended March 31, 2023 and 2022, respectively. We recognized exchange (losses) gains of $(1.8) million and $2.6 million related to tax balances in our tax expense for the years ended March 31, 2023 and 2022, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $1.7 million and $(4.2) million for the years ended March 31, 2023 and 2022, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately $35.2 million, or 23.2%, of our total SG&A expenses for the year ended March 31, 2023. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.5 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would have increased or decreased our reported interest cost for the year ended March 31, 2023 by approximately $8.6 million. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

Item 8. Financial Statements and Supplementary Data

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Operations

(in thousands, except per share data)	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales and other operating revenues	$1,914,881	$1,639,862
Cost of goods and services sold	1,653,864	1,412,805
Gross profit	261,017	227,057
Selling, general, and administrative expenses	151,531	142,021
Other expense, net	11,023	3,102
Restructuring and asset impairment charges	4,685	8,031
Goodwill impairment	—	32,186
Operating income	93,778	41,717
Loss on deconsolidation/disposition of subsidiaries	648	10,701
Loss on pension settlement	2,588	—
Debt retirement expense	—	1,997
Interest expense, net	113,164	108,383
Loss before income taxes and other items	(22,622)	(79,364)
Income tax expense	34,127	12,640
Income from unconsolidated affiliates, net	18,512	9,950
Net loss	(38,237)	(82,054)
Net income attributable to noncontrolling interests	904	65
Net loss attributable to Pyxus International, Inc.	$(39,141)	$(82,119)

Loss per share:
Basic and Diluted	$(1.57)	$(3.28)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended March 31, 2023	Year Ended March 31, 2022
Net loss	$(38,237)	$(82,054)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,481	(4,224)
Pension and other postretirement benefit plans	2,044	5,777
Cash flow hedges	(2,777)	8,974
Total other comprehensive income, net of tax	1,748	10,527
Total comprehensive loss	(36,489)	(71,527)
Comprehensive income attributable to noncontrolling interests	941	55
Comprehensive loss attributable to Pyxus International, Inc.	$(37,430)	$(71,582)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)	March 31, 2023	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$136,733	$198,777
Restricted cash	2,176	2,148
Trade receivables, net	185,351	247,677
Other receivables	17,387	12,511
Inventories, net	775,071	749,427
Advances to suppliers, net	42,305	48,932
Recoverable income taxes	5,815	7,906
Prepaid expenses	37,555	34,817
Other current assets	18,172	25,452
Total current assets	1,220,565	1,327,647
Restricted cash	—	389
Investments in unconsolidated affiliates	100,750	95,420
Other intangible assets, net	38,572	45,061
Deferred income taxes, net	6,662	6,498
Long-term recoverable income taxes	2,863	4,588
Other noncurrent assets	43,761	45,424
Right-of-use assets	35,892	35,979
Property, plant, and equipment, net	133,398	137,521
Total assets	$1,582,463	$1,698,527

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$382,544	$378,612
Accounts payable	170,287	179,012
Advances from customers	42,472	52,998
Accrued expenses and other current liabilities	92,693	82,239
Income taxes payable	18,264	5,592
Operating leases payable	8,723	8,065
Current portion of long-term debt	75	107,856
Total current liabilities	715,058	814,374
Long-term taxes payable	4,978	6,703
Long-term debt	618,430	580,477
Deferred income taxes	9,900	11,670
Liability for unrecognized tax benefits	14,175	14,401
Long-term leases	25,581	28,604
Pension, postretirement, and other long-term liabilities	52,511	60,927
Total liabilities	1,440,633	1,517,156
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares and 25,000 issued and outstanding for all periods	390,290	390,290
Retained deficit	(257,954)	(218,813)
Accumulated other comprehensive income	5,515	3,804
Total stockholders’ equity of Pyxus International, Inc.	137,851	175,281
Noncontrolling interests	3,979	6,090
Total stockholders' equity	141,830	181,371
Total liabilities and stockholders' equity	$1,582,463	$1,698,527

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net (loss) income	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	390,290	(233,476)	(7,926)	6,328	4,846	3,196	163,258
Net loss	—	(1,537)	—	—	—	(13)	(1,550)
Other comprehensive loss, net of tax	—	—	(4,801)	(1,562)	(1,768)	—	(8,131)
Balance, September 30, 2022	390,290	(235,013)	(12,727)	4,766	3,078	3,183	153,577
Net loss (income)	—	(2,333)	—	—	—	96	(2,237)
Other comprehensive income (loss), net of tax	—	—	4,855	(78)	(371)	—	4,406
Balance, December 31, 2022	390,290	(237,346)	(7,872)	4,688	2,707	3,279	155,746
Net (loss) income	—	(20,608)	—	—	—	663	(19,945)
Other comprehensive income, net of tax	—	—	1,480	3,647	865	37	6,029
Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2021	$391,089	$(136,686)	$(4,649)	$541	$(2,625)	$6,270	$253,940
Net loss	—	(11,508)	—	—	—	(120)	(11,628)
Other	—	(8)				8	—
Other comprehensive income, net of tax	—	—	689	—	4,328	—	5,017
Balance, June 30, 2021	391,089	(148,202)	(3,960)	541	1,703	6,158	247,329
Net loss	—	(9,681)	—	—	—	(342)	(10,023)
Other	—	—	—	—	—	(88)	(88)
Other comprehensive loss, net of tax	—	—	(1,591)	(512)	(2,896)	—	(4,999)
Balance, September 30, 2021	391,089	(157,883)	(5,551)	29	(1,193)	5,728	232,219
Net (loss) income	—	(30,100)	—	—	—	43	(30,057)
Other	(799)	—	—	—	—	(155)	(954)
Other comprehensive loss, net of tax	—	—	(1,753)	(35)	(1,550)	—	(3,338)
Balance, December 31, 2021	390,290	(187,983)	(7,304)	(6)	(2,743)	5,616	197,870
Net (loss) income	—	(30,830)	—	—	—	484	(30,346)
Other comprehensive (loss) income, net of tax	—	—	(1,569)	6,334	9,092	(10)	13,847
Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	Year Ended March 31, 2023	Year Ended March 31, 2022
Operating activities:
Net loss	$(38,237)	$(82,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,137	16,676
Debt amortization/interest	18,466	22,639
Loss on foreign currency transactions	6,028	2,885
Asset impairment charges	4,035	37,925
Loss on deconsolidation/disposition of subsidiaries	648	10,701
Loss on pension settlement	2,588	—
Bad debt expenses	426	4,404
Income from unconsolidated affiliates, net of dividends	(5,835)	4
Changes in operating assets and liabilities, net:
Trade and other receivables	(111,932)	(261,908)
Inventories and advances to tobacco suppliers	(21,110)	(31,461)
Deferred items	(14,758)	(10,929)
Recoverable income taxes	2,353	(2,603)
Payables and accrued expenses	5,147	59,324
Advances from customers	(10,693)	41,168
Prepaid expenses	4,761	4,710
Income taxes	13,116	(2,799)
Other operating assets and liabilities	5,698	3,173
Other, net	(17,660)	(10,620)
Net cash used in operating activities	(137,822)	(198,765)

Investing activities:
Purchases of property, plant, and equipment	(16,307)	(14,827)
Proceeds from sale of property, plant, and equipment	3,060	4,084
Collections from beneficial interests in securitized trade receivables	165,262	189,440
Loan to deconsolidated subsidiary	—	(5,229)
Collection of loan from deconsolidated subsidiary	—	10,996
Proceeds from settlement of debt claims from deconsolidated subsidiaries	2,011	—
Other, net	919	(3,223)
Net cash provided by investing activities	154,945	181,241

Financing activities:
Net proceeds of short-term borrowings	5,234	9,208
Proceeds from DDTL facility	—	117,600
Repayment of DDTL facility	(110,250)	(15,375)
Proceeds from DDTL term loan facility	100,000	—
Proceeds from revolving loan facilities	170,000	115,394
Repayment of revolving loan facilities	(235,000)	(93,500)
Proceeds from long-term borrowings	578,439	151
Repayment of long-term borrowings	(578,162)	(1,636)
Debt issuance costs	(7,686)	(8,097)
Fees paid to refinance the DDTL facility	(4,000)	—
Fees paid to exchange debt	(1,575)	—
Other, net	—	(485)
Net cash (used in) provided by financing activities	(83,000)	123,260

Increase (decrease) from exchange rate changes on cash	3,472	(2,135)

(Decrease) increase in cash, cash equivalents, and restricted cash	(62,405)	103,601
Cash and cash equivalents at beginning of period	198,777	92,705
Restricted cash at beginning of period	2,537	5,008
Cash, cash equivalents, and restricted cash at end of period	$138,909	$201,314

Other information:
Cash paid for income taxes, net	$18,696	$24,576
Cash paid for interest, net	93,425	86,852

Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	164,404	205,515

See "Notes to Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

Pyxus International, Inc. (the "Company" or "Pyxus") is a global agricultural company with 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. As the context requires, the "Company" and "Pyxus" also includes the consolidated subsidiaries of Pyxus International, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to annual reporting on Form 10-K.

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

The Company's investments in unconsolidated variable interest entities are classified as investments in unconsolidated affiliates in the consolidated balance sheets. The Company's receivables with variable interest entities are classified as notes receivable, related parties and accounts receivable, related parties. See "Note 25. Related Party Transactions" for additional information. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, receivables, guarantees, and the deferred purchase price on the sale of securitized receivables.

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the Company's estimates and assumptions. Estimates are used in accounting for, among other things, revenue recognition, pension and postretirement health care benefits, inventory reserves, credit loss reserves, bank loan guarantees to suppliers and unconsolidated subsidiaries, advances to suppliers reserves, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil, fair value determinations of financial assets and liabilities, including derivatives, securitized beneficial interests, and counterparty risk.

Reclassifications
Certain prior-period amounts were reclassified to conform to the current-year presentation in the consolidated statements of cash flows.

Certain prior-period amounts were reclassified to conform to the current-year presentation in the reconciliation between income tax expense based on income before income taxes, equity in net income of investee companies, and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to income. Certain prior-period amounts were reclassified to conform to the current-year presentation of deferred tax assets (liabilities). See "Note 6. Income Taxes" for additional information.

Segment Information
During the year ended March 31, 2022, the Company reevaluated its operating and reportable segments under ASC Topic 280 - Segment Reporting. Based on our reevaluation, the Company concluded that the economic characteristics of our five Leaf region operations in North America, South America, Europe, Asia, and Africa were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The three product category operating segments other than Leaf do not individually or in the aggregate meet the quantitative and qualitative thresholds to be individually reportable and have been combined and reported in an "All Other" category. The one Leaf reportable segment is consistent with information used by the chief operating decision maker to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses.

As a result of this reevaluation, effective during the fourth quarter of the year ended March 31, 2022, the Company has eight operating segments organized by geographic area and product category that are aggregated into one reportable segment for financial reporting purposes: Leaf. The All Other category is included for purposes of reconciliation of respective balances for the Leaf segment to the consolidated financial statements.

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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities reflect the expected future tax consequences of events that are recognized in the consolidated financial statements in different periods than they are recognized for tax purposes. Deferred tax assets and liabilities are established using enacted tax rates in effect for the year in which these items are expected to reverse.

The realization of deferred tax assets is dependent on generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, the Company considers carryback potential, historical earnings, future reversals of existing taxable temporary differences (including liabilities for unrecognized tax benefits), forecasted operating profits and tax planning strategies.

The Company’s provision for income taxes is based on pre-tax income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. The Company recognizes tax benefits from uncertainties if it believes it is more-likely-than-not it will be sustained based on the technical merits. Penalties and interest related to income taxes, if incurred, are included in income tax expense.

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

Goodwill and Other Intangible Assets
Goodwill is allocated to each reporting unit. A reporting unit is an operating segment, or one level below an operating segment, referred to as a component. The components within the Company’s operating segments are aggregated into eight reporting units due to their similar economic characteristics. Goodwill is not subject to amortization and is tested for impairment annually, on the first day of the fourth quarter of the fiscal year, or whenever events and circumstances indicate that impairment may have occurred. The Company's annual goodwill impairment test performed for the year ended March 31, 2022 resulted in goodwill being fully impaired. See "Note 13. Goodwill and Other Intangibles, Net" for additional information.

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

Leases
The Company has operating leases for land, buildings, automobiles, and other equipment that expire at various dates through 2040. The Company does not have material finance leases. Leases for real estate generally have initial terms ranging from 2 to 15 years, excluding renewal options. Leases for equipment generally have initial terms ranging from 2 to 5 years excluding renewal options. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

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

Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a range of nine to forty years. Machinery and equipment are depreciated over a range of two to nineteen years. Repairs and maintenance costs are expensed as incurred. The cost of major improvements are capitalized. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the balance sheet accounts and the resulting gain or loss is included in other expense, net in the consolidated statements of operations.

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

Changes in fair value of foreign currency derivatives designated in cash flow hedging relationships are recorded in accumulated other comprehensive income in the consolidated balance sheets and reclassified to earnings when the hedged item affects earnings. Cash flows from derivatives are classified in the consolidated statements of cash flows in the same category as the cash flows from the underlying hedged items. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement.

Pension and Other Postretirement Benefits

Retirement Benefits
The Company maintains various excess benefit and supplemental plans that provide additional benefits to certain individuals in key positions and individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code. In addition, a Supplemental Retirement Account Plan defined contribution plan is maintained. Additional non-U.S. plans sponsored by certain subsidiaries cover certain of the full-time employees located in Germany, Turkey, and the United Kingdom.

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

The Company’s plan assets primarily consist of cash and cash equivalents, equity and fixed income funds, real estate investments, and diversified investments. Plan assets are measured at fair value annually on March 31, the measurement date. The following are descriptions, valuation methodologies, and inputs used to determine the fair value of each major category of plan assets:

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
•Diversified investments include mutual funds with an absolute return strategy. Mutual fund investments with absolute return strategies are publicly traded and valued using quoted market prices and are generally classified within Level 1 in the fair value hierarchy.

Foreign Currency Translation and Remeasurement
The Company translates assets and liabilities of its foreign subsidiaries from their respective functional currencies to USD using exchange rates in effect at period end. The Company's results of operations and its cash flows are translated using average exchange rates for each reporting period. Resulting currency translation adjustments are reflected as a separate component of accumulated other comprehensive income in the consolidated balance sheets.

The financial statements of foreign subsidiaries, for which the USD is the functional currency and which have certain transactions denominated in a local currency, are remeasured into USD. The remeasurement of local currencies into USD results in remeasurement adjustments that are included in net income. Exchange gains (losses) from remeasurement are recorded in cost of goods and services sold and other expense, net within the consolidated statements of operations.

Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under multiple accounts receivable securitization facilities. Under the facilities, the receivables sold for cash are removed from the consolidated balance sheets. Under some of the facilities, a portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors.

The net cash proceeds received by the Company in cash at the time of sale (cash purchase price) are disclosed as an operating activity in the statements of consolidated cash flows. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in trade and other receivables, net in the consolidated balance sheets and are valued using unobservable inputs (i.e., Level three inputs), primarily discounted cash flow. The net cash proceeds received by the Company as deferred purchase price are disclosed as an investing activity in the consolidated statements of cash flows. Additionally, beneficial interests received for transferring trade receivables in a securitization transaction are disclosed as a noncash investing activity in the consolidated statements of cash flows.

The difference between the carrying amount of the receivables sold under these facilities and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in other expense, net in the consolidated statements of operations. Program costs are recorded in other expense, net in the consolidated statements of operations.

Stock-Based Compensation
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

In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. This ASU created ASC Topic 832, Government Assistance, and requires certain information be disclosed regarding assistance received from a government entity when either a grant or contribution accounting model is applied. The new disclosures are required for annual periods for transactions with a government entity that are within the scope of the Topic. The guidance became effective for the Company on April 1, 2022. The adoption of this new accounting standard did not have a material impact on the Company's disclosures for the fiscal year ended March 31, 2023.

3. Revenue Recognition

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of e-liquids and non-tobacco agriculture products. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the consolidated financial statements:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Leaf:
Product revenue	$1,812,170	$1,531,805
Processing and other revenues	88,388	95,433
Total sales and other operating revenues	1,900,558	1,627,238
All Other:
Total sales and other operating revenues	14,323	12,624
Total sales and other operating revenues	$1,914,881	$1,639,862

Significant Judgments
The following summarizes activity in the claims allowance:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Balance, beginning of period	$1,130	$1,830
Additions	4,680	1,586
Payments	(3,460)	(2,286)
Balance, end of period	$2,350	$1,130

Contract Balances
The following summarizes activity in the allowance for expected credit losses:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Balance, beginning of period	$(24,541)	$(20,900)
Additions	(2,316)	(4,212)
Write-offs	2,127	571
Balance, end of period	(24,730)	(24,541)
Trade receivables	210,081	272,218
Trade receivables, net	$185,351	$247,677

Taxes Collected from Customers
Value-added taxes were $28,302 and $27,274 for the years ended March 31, 2023 and 2022, respectively.

4. Other Expense, Net

The following summarizes the significant components of other expense, net:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Losses on sale of receivables(1)	$(10,434)	$(5,833)
Foreign currency gains (losses)	1,057	(2,776)
Note receivable write-off	(2,050)	—
Gain on sale of fixed assets	1,389	3,818
Miscellaneous (expense) income, net	(985)	1,689
Total	$(11,023)	$(3,102)
(1) See "Note 17. Securitized Receivables" for additional information.

5. Restructuring and Asset Impairment Charges

The Company continued its focus on cost saving initiatives. The employee separation and asset impairment charges for the period ended March 31, 2023 were primarily related to the restructuring of certain non-leaf agriculture operations. The employee separation and asset impairment charges for the periods ended March 31, 2022 were primarily related to the write-off of the Company's remaining industrial hemp cannabidiol ("CBD") extraction equipment and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Employee separation charges	$650	$2,292
Asset impairment and other noncash charges	4,035	5,739
Total restructuring and asset impairment charges	$4,685	$8,031

6. Income Taxes

Accounting for Uncertainty in Income Taxes
The following summarizes the changes to unrecognized tax benefits and related interest and penalties :

	Year Ended March 31, 2023	Year Ended March 31, 2022
Balance at April 1	$17,725	$18,358
Increase (decrease) for prior year tax positions	1,449	(660)
Increase for current year tax positions	634	—
Reduction for settlements	(3,480)	—
Impact of changes in exchange rates	(243)	27
Balance at March 31(1)	$16,085	$17,725
Accrued interest	1,753	1,777
Accrued penalties	1,447	831
Balance at March 31(1)	$19,285	$20,333
(1) As of March 31, 2023, $11,177 would impact the Company's effective tax rate, if recognized.

The Company recognized $(24) and $303 of interest (benefit) expense, net as of March 31, 2023 and 2022, respectively. The Company recognized $616 and $61 of penalties expense as of March 31, 2023 and 2022, respectively.

Due to the Company’s global operations, numerous tax audits may be ongoing throughout the world at any point in time. The Company's income tax liabilities are based on estimates of potential income taxes due upon the conclusion of such audits and are updated to reflect changes in facts and circumstances, as they become known. Due to the uncertain and complex application of tax regulations, it is possible that the resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional income tax expense or benefit in the period in which such resolution occurs or if estimates or judgments change. The Company does not expect to settle material uncertain tax positions in the next twelve months.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2023, the Company’s earliest open tax year for U.S. federal income tax purposes was its year ended March 31, 2020. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment.

Income Tax Provision
The components of (loss) income before income taxes and other items consisted of the following:

	Year Ended March 31, 2023	Year Ended March 31, 2022
U.S.	$(43,874)	$(68,489)
Non-U.S.	21,252	(10,875)
Total	$(22,622)	$(79,364)

The details of the amount shown for income taxes in the consolidated statements of operations are as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Current:
Federal(1)	$16,353	$12
State	337	—
Non-U.S.	17,593	16,515
Total Current	34,283	16,527

Deferred:
Federal	(592)	(243)
State	2	—
Non-U.S.	434	(3,644)
Total Deferred	(156)	(3,887)
Income tax expense	$34,127	$12,640
(1) Primarily due to the Debt Exchange Transactions (as defined below). Refer to "Note 16. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The difference between income tax expense based on (loss) income before income taxes and other items and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Tax benefit at U.S. statutory rate	$(4,750)	$(16,666)
Effect of non-U.S. income taxes	(3,418)	(961)
U.S. taxes on non-U.S. earnings	6,389	205
Increase (decrease) in reserves for uncertain tax positions	2,397	(315)
Withholding tax expense	3,058	1,488
Tax credits	(3,853)	(1,150)
Tax incentives	(2,280)	—
Nondeductible interest	2,559	2,610
Waived intercompany interest expense	—	3,960
Exchange effects and currency translation	3,101	4,344
Goodwill impairment	—	7,148
Change in valuation allowance(1)	30,412	8,053
Other, net	512	3,924
Income tax expense	$34,127	$12,640
(1) The change in valuation allowance, which is presented without exchange effects and currency translation, for the year ended March 31, 2023 was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 16. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The following summarizes deferred tax assets (liabilities):

	March 31, 2023	March 31, 2022
Deferred tax assets:
Non-deductible interest carryforward	$24,331	$23,074
Original issue discount(1)	20,326	—
Reserves and accruals	25,734	21,896
Tax loss carryforwards	15,886	13,728
Other	5,686	9,573
Gross deferred tax assets	91,963	68,271
Valuation allowance(1)	(59,506)	(32,641)
Total deferred tax assets	$32,457	$35,630

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(29,045)	$(27,918)
Derivative transactions	(1,318)	(2,790)
Intangible assets	(1,884)	(2,776)
Other	(3,448)	(7,318)
Total deferred tax liabilities	$(35,695)	$(40,802)
Net deferred tax liability	$(3,238)	$(5,172)
(1) The increase in valuation allowance as of March 31, 2023 was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 16. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The following summarizes the breakdown between deferred tax assets (liabilities):

	March 31, 2023	March 31, 2022
Noncurrent asset	$6,662	$6,498
Noncurrent liability	(9,900)	(11,670)
Net deferred tax liability	$(3,238)	$(5,172)

The following summarizes the change in the valuation allowance for deferred tax assets:

Balance at March 31, 2021	$25,273
Changes to expenses	8,624
Changes to other comprehensive income	(1,256)
Balance at March 31, 2022	32,641
Changes to expenses(1)	27,598
Changes to other comprehensive income	(733)
Balance at March 31, 2023	$59,506
(1) The increase in valuation allowance as of March 31, 2023 was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 16. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The following summarizes the gross amount and expiration dates of our operating loss carryforwards at March 31, 2023:

	Expiration Date	Amounts
Non-U.S. net operating loss and tax credit carryforwards	2024-2028	$20,927
Non-U.S. net operating loss and tax credit carryforwards	Thereafter	5,170
Non-U.S. net operating loss and tax credit carryforwards	Indefinite	31,899
Total		$57,996

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed without incurring material incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions or sales of minority owned investments.

The Company has not recorded a deferred tax liability for U.S. federal, U.S. state, or foreign tax from foreign subsidiary unremitted earnings and profits where an indefinite reinvestment assertion was made on the basis that this group of foreign subsidiaries does not expect to have available excess cash and cash equivalents to remit in the foreseeable future or has specific needs for available excess cash. The unrecorded tax liability associated with indefinitely reinvested foreign subsidiary earnings is not practicable to estimate due to the inherent complexity of the Company's global operations.

7. Loss Per Share

The following summarizes the computation of loss per share:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Basic and diluted loss per share:
Net loss attributable to Pyxus International, Inc.	$(39,141)	$(82,119)
Shares:
Weighted Average Number of Shares Outstanding	25,000	25,000
Basic and diluted loss per share	$(1.57)	$(3.28)

8. Inventories, Net

The following summarizes the composition of inventories, net, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment to the consolidated financial statements:

	March 31, 2023	March 31, 2022
Processed tobacco	$498,398	$517,613
Unprocessed tobacco	231,651	193,406
Other tobacco related	39,670	29,694
All Other	5,352	8,714
Total	$775,071	$749,427

9. Advances to Suppliers, Net

The following summarizes the composition of advances to suppliers, net:

	March 31, 2023	March 31, 2022
Advances to tobacco suppliers, net	$38,111	$46,705
Advances to non-tobacco suppliers	4,194	2,227
Total in current assets	42,305	48,932
Long-term advances to tobacco suppliers, net(1)	1,564	428
Total current and long-term	$43,869	$49,360
(1) Classified as other noncurrent assets in the consolidated balance sheets.

The mark-up and interest on advances to tobacco suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $22,102 and $16,619 for the year ended March 31, 2023 and 2022, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $8,322 and $6,814 as of March 31, 2023 and 2022, respectively.

10. Acquisitions and Dispositions

Disposition of Humble Juice Co., LLC
On November 23, 2021, the Company disposed of its ownership interests in Humble Juice Co., LLC ("Humble Juice"), a manufacturer and distributor of flavored e-liquids, in exchange for royalties on future revenue. Humble Juice's financial results are included in the Company's consolidated results through the transaction date within the All Other category. On the date of the transaction, Humble Juice's assets, liabilities, and equity components were eliminated from the Company's consolidated financial statements. The Company recognized a loss on the disposition of Humble Juice of $5,374 during the year ended March 31, 2022.

11. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2023:

Investee Name	Location	Primary Purpose	The Company's Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	purchase and process tobacco	49%	44,199
Oryantal Tutun Paketleme	Turkey	process tobacco	50%	(416)
Purilum, LLC	U.S.	produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments were primarily due to fair value adjustments recorded during the year ended March 31, 2021.

The following summarizes aggregate financial information for these equity method investments:

Operations statement:	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales	$489,532	$292,777
Gross profit	76,206	56,752
Net income	40,447	22,729
Company's dividends received	12,677	9,671

Balance sheet:	March 31, 2023	March 31, 2022
Current assets	$419,229	$375,015
Property, plant, and equipment and other assets	48,174	42,841
Current liabilities	323,899	289,816
Long-term obligations and other liabilities	3,887	2,999

12. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	March 31, 2023	March 31, 2022
Investments in variable interest entities	$93,754	$88,118
Receivables with variable interest entities	2,617	2,211
Guaranteed amounts to variable interest entities (not to exceed)	68,265	55,884

13. Goodwill and Other Intangible Assets, Net

The following summarizes the changes in the Company's goodwill and other intangible assets, net:

	Year Ended March 31, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.4 years	$23,568	$(3,086)	$20,482
Technology	5.2 years	11,471	(2,596)	8,875
Trade names	11.4 years	10,022	(807)	9,215
Total		$45,061	$(6,489)	$38,572

	Year Ended March 31, 2022
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Additions	Amortization Expense	Disposition of Humble Juice(1)	Impairment (2)	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	10.3 years	$27,730	$—	$(2,427)	$(1,735)	$—	$23,568
Technology	5.8 years	12,858	840	(2,227)	—	—	11,471
Trade names	12.4 years	10,829	—	(807)	—	—	10,022
Intangibles not subject to amortization:
Goodwill		36,853	—	—	(4,667)	(32,186)	—
Total		$88,270	$840	$(5,461)	$(6,402)	$(32,186)	$45,061
(1) See "Note 10. Acquisitions and Dispositions" for additional information.
(2) $372 of the impairment occurred during the three-month period ended December 31, 2021. The remaining $31,814 of impairment occurred during the three-month period ended March 31, 2022.

Goodwill
During the year ended March 31, 2022, the Company performed its annual assessment of goodwill for its reporting units. The assessment of qualitative factors indicated that it was more likely than not that the fair value of each reporting unit was less than its carrying value primarily due to a sustained decline in the implied value of the Company's long-term debt and equity based on public trading as well as uncertainty in the Company's estimate of timing for future operating results due to the recent economic effects of the COVID-19 pandemic, including related variants. As a result, the Company performed a quantitative impairment test by comparing the fair value of each reporting unit to its carrying value. The fair value for each reporting unit was determined using the DCF method of the income approach. The quantitative impairment test conducted for each reporting unit concluded that the fair value of each reporting unit was less than its carrying value. The excess of carrying value over fair value for each reporting unit exceeded the amount of goodwill that was allocated to the reporting unit, leading the Company to record a full impairment of goodwill at each reporting unit as follows:

Year Ended March 31, 2022
Leaf - Africa	$8,341
Leaf - Asia	6,311
Leaf - Europe	5,566
Leaf - North America	3,901
Leaf - South America	5,730
E-liquids	1,965
Total	$31,814

Other Intangible Assets, Net
The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Technology(1)	Trade Names	Total
2024	$2,175	$1,659	$807	$4,641
2025	2,175	1,585	807	4,567
2026	2,175	1,465	807	4,447
2027	2,175	1,490	807	4,472
2028	2,175	1,543	807	4,525
Thereafter	9,607	1,133	5,180	15,920
Total	$20,482	$8,875	$9,215	$38,572
(1) Estimated amortization expense for technology is based on costs accumulated as of March 31, 2023. These estimates will change as new costs are incurred and until the software is placed into service.

14. Leases
The following summarizes lease costs for operating leases:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Operating lease costs	$14,203	$14,752
Variable and short-term lease costs	8,023	7,991
Total lease costs	$22,226	$22,743

The following summarizes weighted average information associated with the measurement of remaining operating leases:

	March 31, 2023	March 31, 2022
Weighted average remaining lease term	5.9 years	6.2 years
Weighted average discount rate	14.4%	12.8%

The following summarizes supplemental cash flow information related to operating leases:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows used by operating leases	$13,607	$13,677
Right-of-use assets obtained in exchange for new operating leases - noncash	9,967	7,054

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the consolidated balance sheets as of March 31, 2023:

2024	$13,014
2025	8,500
2026	6,771
2027	5,726
2028	4,373
Thereafter	13,798
Total future minimum lease payments	52,182
Less: amounts related to imputed interest	17,878
Present value of future minimum lease payments	34,304
Less: operating lease liabilities, current	8,723
Operating lease liabilities, non-current	$25,581

15. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	March 31, 2023	March 31, 2022
Land	$31,132	$32,023
Buildings	43,911	43,465
Machinery and equipment	83,984	77,243
Total	159,027	152,731
Less: accumulated depreciation (1)	(25,629)	(15,210)
Total property, plant, and equipment, net	$133,398	$137,521
(1) This balance was partially reduced by the disposition of certain fully depreciated assets during the year ended March 31, 2023.

The following summarizes depreciation expense recorded in cost of goods and services sold and selling, general, and administrative expenses:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Depreciation expense recorded in cost of goods and services sold	$10,132	$8,908
Depreciation expense recorded in selling, general, and administrative expenses	2,346	2,272
Total depreciation	$12,478	$11,180

16. Debt Arrangements

The following table summarizes the Company’s debt financing as of the dates set forth below:

			Outstanding
	Interest		March 31, 2023	March 31, 2022	Long Term Debt Repayment Schedule by Fiscal Year
	Rate				2024	2025	2026	2027	2028	Later
Senior secured credit facilities:
ABL Credit Facility	4.8%	(1)	$25,000	$90,000	$—	$—	$—	$25,000	$—	$—
DDTL Term Loans (2)	11.2%	(1)	—	107,832	—	—	—	—	—	—

Senior secured notes:
10.0% Notes due 2024 (3)	10.0%	(1)	19,931	270,762	—	19,931	—	—	—	—
8.5% Notes due 2027 (4)	8.8%	(1)	253,483	—	—	—	—	—	253,483	—

Senior secured term loans:
Intabex Term Loans (5)	12.8%	(1)	186,194	—	—	—	—	—	186,194	—
Pyxus Term Loans (6)	12.8%	(1)	133,393	—	—	—	—	—	133,393	—
Exit Facility Loans (7)	10.9%	(1)	—	219,500	—	—	—	—	—	—

Other debt:
Other long-term debt	7.5%	(1)	504	239	75	—	429	—	—	—
Notes payable to banks (8)	6.8%	(1)	382,544	378,612	382,544	—	—	—	—	—
Total debt			$1,001,049	$1,066,945	$382,619	$19,931	$429	$25,000	$573,070	$—

Short-term (8)			$382,544	$378,612
Long-term:
Current portion of long-term debt			$75	$107,856
Long-term debt			618,430	580,477
			$618,505	$688,333

Letters of credit			$11,684	$9,038

(1) Weighted average rate for the twelve months ended March 31, 2023. As the 8.5% Notes due 2027, Intabex Term Loans, and the Pyxus Term Loans have not been outstanding for a trailing twelve-month period, the interest rate is the weighted average from inception through March 31, 2023.

(2) The DDTL Term Loans were issued in the refinancing of the prior DDTL facility on July 28, 2022, which included a partial principal payment of $9,000 and an exit fee payment of $5,250. Subsequent to this refinancing, on February 6, 2023, the DDTL Term Loans were exchanged for $102,000 (inclusive of a $2,000 exit fee) of Intabex Term Loans.

(3) On February 6, 2023, $260,452 of the 10.0% Notes due 2024 were exchanged for 8.5% Notes due 2027. The remaining 10.0% Notes due 2024 outstanding of $19,931 is net of a debt discount of $460. Total repayment at maturity is $20,391.

(4) Balance of $253,483 is net of a debt discount of $6,969. Total repayment at maturity is $260,452.
(5) Balance of $186,194 is net of a debt discount of $2,839. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment
(6) Balance of $133,393 is net of a debt premium of $2,844. Total repayment at maturity is $130,550.
(7) On February 6, 2023, $189,033, representing 40.0%, of the Exit Facility Loans were exchanged for Intabex Term Loans, and $130,550, representing the remaining 60.0%, of the Exit Facility Loans were exchanged for Pyxus Term Loans.

(8) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
On February 8, 2022, our wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•85% of eligible accounts receivable, plus
•the lesser of (i) 85% of the book value of Eligible Extended Terms Receivables (as defined in the ABL Credit Agreement) and (ii) $5,000, plus
•90% of eligible credit insured accounts receivable, plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, minus
•applicable reserves.

At March 31, 2023, $75,000 was available for borrowing under the ABL Credit Facility, after reducing availability by the aggregate borrowings under the ABL Credit Facility of $25,000 outstanding on that date and the $20,000 of Domestic Availability (as defined in the ABL Credit Agreement) required to be maintained. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2023 were $70,247.

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

The ABL Credit Agreement was amended on May 23, 2023, which extended the maturity of the ABL Credit Facility to February 8, 2027. The outstanding amount under the ABL Credit Facility is recorded as noncurrent as of March 31, 2023, and the long-term debt repayment schedule in the table above reflects the ABL Credit Facility's extended maturity. Refer to "Note 27. Subsequent Events" for additional information.

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

The Borrowers’ obligations under the ABL Credit Facility (and certain related obligations) are (a) guaranteed by Pyxus Parent, and the Company and all of Pyxus Holdings’ wholly owned domestic subsidiaries, and each of Pyxus Holdings’ future wholly owned domestic subsidiaries is required to guarantee the ABL Credit Facility on a senior secured basis (collectively, the "ABL Loan Parties") and (b) secured by the collateral, as described below, which is owned by the ABL Loan Parties.

Cash Dominion. Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below 10% of the total commitments under the ABL Credit Facility at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than $20,000, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, Excess Availability shall be equal to or greater than 10% of the total commitments under the ABL Credit Facility for a period of 30 consecutive days and no event of default is continuing, or (iii) if arising as a result of Domestic Availability being less than $20,000, Domestic Availability is greater than $20,000 for a period of 30 consecutive days and no event of default is continuing.

Covenants. The ABL Credit Agreement governing the ABL Credit Facility contains (i) a springing covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period and (ii) a covenant requiring Domestic Availability greater than $20,000 at all times until audited financial statements for fiscal year ending March 31, 2023 are delivered under the ABL Credit Agreement.

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

On March 31, 2023, the Borrowers were in compliance with all covenants under the ABL Credit Agreement.

Intabex Term Loans
Pursuant to (i) an exchange offer (the "DDTL Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "DDTL Term Loans") under the Amended and Restated Term Loan Credit Agreement, effectuated pursuant to that certain Amendment and Restatement Agreement, dated as of June 2, 2022 (the "DDTL Credit Agreement"), by and among Intabex Netherlands B.V., as borrower ("Intabex"), the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto and (ii) an exchange offer (the "Exit Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "Exit Term Loans") under the Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the "Exit Term Loan Credit Agreement"), by and among Pyxus Holdings, as borrower, the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto, on February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for (i) $100,000 principal amount of the DDTL Term Loans, plus an additional $2,000 on account of the exit fee payable under the DDTL Credit Agreement and (ii) approximately $87,033 principal amount of Exit Term Loans, representing 40.0% of the outstanding principal amount thereof (including the applicable accrued and unpaid PIK interest thereon).

The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027.

The Intabex Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. With respect to alternate base rate loans, accrued interest is payable quarterly in arrears on the last business day of each calendar quarter and, with respect to SOFR loans, accrued interest is payable on the last day of each applicable interest period but no less frequently than every three months.

The Intabex Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates;

designate subsidiaries as unrestricted subsidiaries; and, in the case of Intabex, undertake business activities and sell certain subsidiaries.

On March 31, 2023, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon).

The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027.

The Pyxus Term Loans may be prepaid from time to time, in whole or in part, without prepayment or penalty. With respect to alternate base rate loans, accrued interest is payable quarterly in arrears on the last business day of each calendar quarter and, with respect to SOFR loans, accrued interest is payable on the last day of each applicable interest period but no less frequently than every three months.

The Pyxus Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

On March 31, 2023, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the New Term Loans, the "New Secured Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent.

The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest accrues on the 2027 Notes from the date of issuance and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023. The 2027 Notes are stated to mature on December 31, 2027.

At any time from time to time, Pyxus Holdings may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

The 2027 Notes Indenture contains customary affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock; make investments; pay dividends and make other restricted payments; sell certain assets; incur liens; consolidate, merge, sell or otherwise dispose of all or substantially all their assets; enter into transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

On March 31, 2023, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement.

The Senior Secured Debt Obligors’ obligations under the ABL Credit Agreement are secured by (i) a first-priority senior lien the ABL Priority Collateral (as defined in the ABL/New Secured Debt Intercreditor Agreement (as defined below)), which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets and proceeds of the foregoing of the Senior Secured Debt Obligors, and (ii) a junior-priority lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral. The New Secured Debt is secured by (i) a first-priority senior lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral and (ii) a junior-priority lien on the ABL Priority Collateral. The Intabex Term Loans are further secured by a first-priority lien on the Intabex Collateral.

The obligations under the New Secured Debt share a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (as defined below) subject to the payment waterfall pursuant to the intercreditor arrangements described below.

Intercreditor Agreements
The priority of the obligations under the ABL Credit Agreement and the New Secured Debt are set forth in the two intercreditor agreements entered into in connection with consummation of the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange.

ABL/New Secured Debt Intercreditor Agreement. On February 6, 2023, Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee entered into an Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023 (the "ABL/New Secured Debt Intercreditor Agreement") to provide for the intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, the holders of obligations under the New Secured Debt, the guarantees thereof and certain related obligations. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first-priority senior liens on the ABL Priority Collateral, which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing, with the obligations under the New Secured Debt having junior-priority liens on the ABL Priority Collateral. Pursuant to the ABL/New Secured Debt Intercreditor Agreement, Pyxus Holdings’ collective obligations under the New Secured Debt, the guarantees thereof and certain related obligations have first-priority senior liens on the collateral that is not ABL Priority Collateral, including owned material real property in the United States, capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor (other than the Intabex Collateral), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior-priority liens on such collateral, other than real property. The ABL Credit Facility is not secured by real property.

New Secured Debt Intercreditor Agreement. On February 6, 2023, the New Secured Debt Obligors, together with the representative for the holders of the New Secured Debt and the Senior Collateral Agent, entered into the Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023 (the "New Secured Debt Intercreditor Agreement"), pursuant to which the Senior Collateral Agent, serves as joint collateral agent for the benefit of the holders of the 2027 Notes, the Pyxus Term Loans and the Intabex Term Loans with respect to all common collateral securing such indebtedness (the "Collateral"; which excludes Intabex Collateral). The New Secured Debt Intercreditor Agreement provides that Collateral or proceeds thereof received in connection with or upon the exercise of secured creditor remedies will be distributed (subject to the provisions described in the next paragraph) first to holders of the New Secured Debt on a pro rata basis based on the aggregate principal amount of each class of New Secured Debt, and then to holders of future junior debt secured by such Collateral on a pro rata basis based on the aggregate principal amount of each class of future junior debt (and in each case permitted refinancing indebtedness thereof).

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the New Term Loans (including, in any event, each holder holding at least 20.0% of the New Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the New Term Loans as of the date of determination), second, after repayment in full of the New Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the New Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection and credit bidding.

Refinanced Senior Secured Debt

Exit ABL Credit Facility
On August 24, 2020, Pyxus Holdings entered into the Exit ABL Credit Agreement, dated as of August 24, 2020 by and among, amongst others, Pyxus Holdings, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent to establish an asset-based revolving credit facility ("the Exit ABL Credit Facility"), which permitted borrowings in an initial maximum principal amount of $75,000, subject to certain limitations. The Exit ABL Credit Facility could be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $75,000, subject to certain limitations. Under certain conditions, Pyxus Holdings was permitted to solicit the ABL Lenders to provide additional revolving loan commitments under the Exit ABL Credit Facility in an aggregate amount not to exceed $15,000. The Exit ABL Credit Facility was required to be drawn at all times in an amount greater than or equal to the lesser of (i) 25% of total commitments under the Exit ABL Credit Facility and (ii) $18,750. The amount available under the Exit ABL Credit Facility is limited by a borrowing base consisting of eligible accounts receivable and inventory as follows:

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

DDTL Facility
On April 23, 2021 (the “DDTL Closing Date”), Intabex entered into a Term Loan Credit Agreement (as amended on May 21, 2021, the "Initial DDTL Facility Credit Agreement"), dated as of April 23, 2021, by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Pyxus Holdings, Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the "Parent Guarantors"), (iii) the lenders thereto, which included certain funds managed by Glendon Capital Management, L.P., Monarch Alternative Capital LP, and Owl Creek Asset Management, L.P. (collectively and, together other lenders that became parties thereto as lenders, the "DDTL Facility Lenders"), and (iv) Alter Domus, as administrative agent and collateral agent. The Initial DDTL Facility Credit Agreement established a $120,000 delayed-draw term loan credit facility (the "Initial DDTL Facility") under which the full amount has been drawn (the "Initial DDTL Loans") by March 31, 2022. The proceeds of the Initial DDTL Loans were used to provide working capital and for other general corporate purposes of Intabex, the guarantors of the Initial DDTL Loans and their subsidiaries. Amounts prepaid or repaid in respect of Initial DDTL Loans were not permitted to be reborrowed under the Initial DDTL Facility.

Interest on the aggregate principal amount of outstanding Initial DDTL Loans accrued at an annual rate of LIBOR plus 9.0%, subject to a LIBOR floor of 1.5%, for LIBOR loans or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the Initial DDTL Facility Credit Agreement) plus 8.0%. Pursuant to the Initial DDTL Facility Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 2.0% of the aggregate commitments under the Initial DDTL Facility, paid in cash in full on the DDTL Closing Date and netted from the proceeds of the Initial DDTL Loans borrowed on the DDTL Closing Date. The Initial DDTL Facility Credit Agreement provided for the payment by Intabex to the DDTL Facility Lenders of a non-refundable exit fee (the "Exit Fee") in the amounts set forth in the table below in respect of any Initial DDTL Loans repaid (whether prepaid voluntarily or paid following acceleration or at maturity). The Exit Fee was deemed to have been earned on the DDTL Closing Date, and was due and payable in cash on each date of repayment or termination, as applicable, in respect of the Initial DDTL Loans or commitments repaid or terminated on such date, as applicable.

Loan Repayment Date	Exit Fee
On or before September 30, 2021	1.0%
After September 30, 2021 and on or before December 31, 2021	2.5%
After December 31, 2021 and on or before March 31, 2022	3.5%
After March 31, 2022	5.0%
The obligations of Intabex under the Initial DDTL Facility Credit Agreement (and certain related obligations) were (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that was or became a guarantor of borrowings under the Exit Term Loan Credit Agreement and (b) was secured by the pledge of all of the outstanding equity interests of (i) Alliance One Brasil Exportadora de Tabacos Ltda. ("AO Brazil"), which principally operates the Company’s leaf tobacco operations in Brazil, and (ii) Alliance One International Tabak B.V., which owns a 0.001% interest of AO Brazil.
The Initial DDTL Credit Facility Agreement was amended and restated by the DDTL Credit Agreement, which established a $100,000 term loan credit facility (the "DDTL Term Loan Facility") and required that Intabex use the net proceeds of the DDTL Term Loans made thereunder and other funds to repay in full its obligations under the Initial DDTL Facility Credit Agreement, including the outstanding principal of, and accrued and unpaid interest on, borrowings under the Initial DDTL Facility and the payment of fees and expenses incurred in connection with repaying such borrowings and incurring the DDTL Term Loans under the DDTL Credit Agreement. The DDTL Credit Agreement provided for a 2.0% fee due with respect to any principal payment made after the one-year anniversary of the incurrence of the DDTL Term Loans, including a payment made at maturity. The DDTL Credit Agreement further provided that amounts of principal that were prepaid may not be reborrowed under the DDTL Term Loan Facility. Interest on the outstanding principal amount of the DDTL Term Loans accrued at an annual rate of SOFR plus 7.5%, subject to a SOFR floor of 1.0%, for "SOFR loans" or, for loans that are not SOFR loans, at an annual rate of an alternate base rate (as specified in the DDTL Credit Agreement and subject to a specified floor) plus 6.5%. Pursuant to the DDTL Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 3.0% of the aggregate commitments under the DDTL Term Loan Facility and a closing fee equal to 1.0% of the aggregate commitments under the DDTL Term Loan Facility, as original issue discount. Under the DDTL Credit Agreement, the obligations of Intabex under the Amended Credit Agreement (and certain related obligations) continued to be guaranteed and secured by the same guarantors of, and the same collateral securing, Intabex’s obligations under the Initial DDTL Facility Credit Agreement. The DDTL Term Loans were stated to mature on December 2, 2023.

The DDTL Term Loans were exchanged upon consummation of the DDTL Facility Exchange on February 6, 2023.

Exit Term Loan Credit Facility
On August 24, 2020, pursuant to the Exit Term Loan Credit Agreement, Pyxus Holdings became obligated with respect to the Exit Term Loans in an aggregate principal amount of approximately $213,418. The Exit Term Loans accrued interest at an annual rate equal to LIBOR plus 800 basis points or 700 basis points above base rate, as applicable. In addition to the cash interest payments, from and after August 24, 2021, the Exit Term Loans accrued "payment in kind" (PIK) interest in an annual rate equal to 100 basis points, which rate increased by an additional 100 basis points on August 24, 2022 and was further scheduled to increase by an additional 100 basis points each of the third and fourth anniversaries of the date of the Exit Term Loan Credit Agreement. The Exit Term Loans were stated to mature on February 24, 2025.

Pyxus Holdings’ obligations under the Exit Term Loan Credit Agreement (and certain related obligations) were (a) guaranteed by Pyxus Parent, Inc. and the Company, all of Pyxus Holdings’ material domestic subsidiaries and certain of Pyxus Holdings’ foreign subsidiaries, and each of Pyxus Holdings’ material domestic subsidiaries was required to guarantee the Exit Term Loan Credit Agreement on a senior secured basis and (b) secured by specified collateral owned by Pyxus Holdings and such guarantors.

The Exit Term Loans were exchanged upon consummation of the DDTL Facility Exchange and the Exit Facility Exchange on February 6, 2023.

Related Party Transactions
The Company, Pyxus Parent and Pyxus Holdings (collectively, the "Holding Companies") entered into a Support and Exchange Agreement, effective as of December 27, 2022 (as amended, including by joinders thereto, the "Support Agreement"), with a group of creditors, including Glendon Capital Management LP, Monarch Alternative Capital LP, Nut Tree Capital Management, L.P., Intermarket Corporation and Owl Creek Asset Management, L.P. on behalf of certain funds managed by them and/or certain of their advisory clients, as applicable (collectively, the "Supporting Holders"), holding in aggregate:

•approximately 99.7% of the DDTL Term Loans outstanding under the DDTL Credit Agreement;

•approximately 68.1% of the Exit Term Loans outstanding under the Exit Term Loan Credit Agreement; and
•approximately 64.1% of the 2024 Notes outstanding under the 2024 Notes Indenture.

Pursuant to the Support Agreement, the Supporting Holders agreed to participate in the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange. Based on a Schedule 13D/A filed with the SEC on January 4, 2023 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D/A filed with the SEC on January 23, 2023, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor and a representative of the Monarch Investor served as directors of Pyxus at the time the Company and its applicable subsidiaries entered into the Initial DDTL Credit Facility Agreement, the amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, effected borrowings under the Initial DDTL Credit Facility Agreement and the DDTL Credit Agreement and commenced the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange. The Initial DDTL Credit Facility Agreement and the amendments thereto (including the DDTL Credit Agreement), any and all borrowings thereunder, the related guaranty transactions, the Support Agreement, the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange, including the Intabex Term Loan Credit Agreement, the Intabex Term Loans, the Pyxus Term Loan Credit Agreement, the Pyxus Term Loans, the 2027 Notes and the 2027 Notes Indenture were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

Other Outstanding Debt

2024 Notes
In conjunction with the Notes Exchange, Pyxus Holdings received consents from requisite holders of 2024 Notes to amend the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the 2024 Notes Indenture, (ii) eliminate the change of control repurchase obligation in the 2024 Notes Indenture, (iii) subordinate the 2024 Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the 2024 Notes. On February 6, 2023, the relevant parties to the 2024 Notes Indenture entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "2024 Notes Supplemental Indenture"), to the 2024 Notes Indenture, pursuant to which the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents were amended to effect these changes.

The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At March 31, 2023, the remaining 2024 Notes outstanding is $19,931, net of a debt discount of $460. The total repayment amount due at maturity is $20,391.

On March 31, 2023, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture.

Foreign Seasonal Lines of Credit
Excluding its long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2023, the total borrowing capacity under individual foreign seasonal lines of credit range up to $131,840. At March 31, 2023 and 2022, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $716,080 and $673,288, respectively, subject to limitations under the ABL Credit Agreement and the agreements governing the New Secured Debt. The weighted average variable interest rate for the years ended March 31, 2023 and 2022 was 6.8% and 6.1%, respectively. Certain of the foreign seasonal lines of credit with aggregate outstanding borrowings at March 31, 2023 and 2022 of $84,640 and $109,412, respectively, are secured by trade receivables and inventories as collateral. At March 31, 2023 and 2022, respectively, $1,195 and $971 of cash was held on deposit as a compensating balance. At March 31, 2023, the Company and its subsidiaries were in compliance with the covenants associated with the short-term seasonal lines of credit.

17. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under four accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The first facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the statements of consolidated operations. As of March 31, 2023, the investment limit of this facility was $100,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2023, the investment limit under the second facility was $110,000 of trade receivables.

As servicer for the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2023 and 2022, trade receivables, net in the consolidated balance sheets has been reduced by $3,193 and $1,872 as a result of the net settlement, respectively. Refer to "Note 20. Fair Value Measurements" for additional information.

Under the third and fourth facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2023, the investment limits under the third and fourth facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	March 31, 2023	March 31, 2022
Receivables outstanding in facility	$173,979	$131,092
Beneficial interest	19,522	28,072

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Cash proceeds for the period ended:
Cash purchase price	$696,404	$441,054
Deferred purchase price	165,262	189,440

18. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2023	March 31, 2022
Amounts guaranteed (not to exceed)	$152,032	$114,208
Amounts outstanding under guarantee(1)	83,420	49,413
Fair value of guarantees	5,262	2,956
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	12,529	15,781
(1) Most of the guarantees outstanding at March 31, 2023 expire within one year.

19. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $6,764 from its derivative financial instruments in cost of goods and services sold for the year ended March 31, 2023. The Company recorded a net gain of $2,482 from its derivative financial instruments in cost of goods and services sold for the year ended March 31, 2022.

As of March 31, 2023 and 2022, accumulated other comprehensive income includes $(2,777) and $8,975, respectively, net of $1,690 and $(3,025) of tax, respectively, for net unrealized (losses) and gains related to designated cash flow hedges. As of March 31, 2023 and 2022, the Company recorded current derivative assets of $3,970 and $9,867 within other current assets, respectively. The U.S. Dollar notional amount of derivative contracts outstanding as of March 31, 2023 and 2022 was $63,622 and $61,690, respectively.

20. Fair Value Measurements

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
•Level 3 inputs - Unobservable inputs for the assets or liabilities.

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023			March 31, 2022
	Level 2	Level 3	Total Assets / Liabilities at Fair Value	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets
Derivative financial instruments	$3,970	$—	$3,970	$9,867	$—	$9,867
Securitized beneficial interests	—	19,522	19,522	—	28,072	28,072
Total assets	$3,970	$19,522	$23,492	$9,867	$28,072	$37,939
Financial liabilities
Long-term debt(1)	$523,758	$514	$524,272	$447,843	$246	$448,089
Guarantees	—	5,262	5,262	—	2,956	2,956
Total liabilities	$523,758	$5,776	$529,534	$447,843	$3,202	$451,045
(1) This fair value measurement disclosure does not affect the consolidated balance sheets.

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

Reconciliation of Change in Recurring Level 3 Balances
The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance at March 31, 2021	$19,370	$3,162	$1,740
Sales of receivables/issuance of guarantees	205,517	—	3,151
Settlements	(192,141)	(2,918)	(1,749)
Additions	—	2	—
Losses recognized in earnings	(4,674)	—	(186)
Ending balance at March 31, 2022	$28,072	$246	$2,956
Sales of receivables/issuance of guarantees	166,165		6,187
Settlements	(164,679)	(37)	(1,864)
Additions	—	305	—
Losses recognized in earnings	(10,036)	—	(2,017)
Ending balance at March 31, 2023	$19,522	$514	$5,262

The amount of total losses included in earnings for the years ended March 31, 2023 and 2022 are attributable to the change in unrealized losses relating to assets still held at the respective dates was $659 and $1,148 on securitized beneficial interests. Gains and losses included in earnings are reported in other expense, net.

Information about Fair Value Measurements Using Significant Unobservable Inputs
The following summarizes significant unobservable inputs and the valuation techniques utilized:

	Fair value at March 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$19,522	Discounted Cash Flow	Discount Rate	2.3% to 7.3%
			Payment Speed	38 days to 88 days
Guarantees	$5,262	Historical Loss	Historical Loss	1.2% to 40.0%

	Fair value at March 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$28,072	Discounted Cash Flow	Discount Rate	2.8% to 3.9%
			Payment Speed	91 days to 103 days
Guarantees	$2,956	Historical Loss	Historical Loss	0.6% to 44.6%

21. Pension and Other Postretirement Benefits

Defined Benefit Plans

On November 19, 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). During the nine months ended December 31, 2022, the Company settled benefits with vested participants that elected a lump sum payout and made a cash contribution of $5,300 to fully fund the U.S. Pension Plan's liabilities in preparation to purchase a group annuity contract to administer future payments to the remaining U.S. Pension Plan participants. In addition, the Company recorded a pension settlement charge of $2,588 during the nine months ended December 31, 2022, which included the recognition of unrecognized pension gains within accumulated other comprehensive loss within the Company's consolidated statements of operations. Termination of the U.S. Pension Plan occurred during the three-month period ended December 31, 2022.

The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	U.S. Plans	Non-U.S. Plans	Total
	Year Ended March 31, 2023
Benefit obligation, beginning	$62,797	$58,931	$121,728
Service cost	300	176	476
Interest cost	1,711	1,564	3,275
Plan amendments	—	139	139
Actuarial gains	(4,106)	(10,220)	(14,326)
Plan settlements	(21,390)	(720)	(22,110)
Effects of currency translation	—	(2,356)	(2,356)
Benefits paid	(3,602)	(2,843)	(6,445)
Benefit obligation, ending	$35,710	$44,671	$80,381

Fair value of plan assets, beginning	$19,812	$66,801	$86,613
Actual return on plan assets	(3,974)	(10,027)	(14,001)
Employer contributions	9,154	1,758	10,912
Plan settlements	(21,390)	(720)	(22,110)
Effects of currency translation	—	(2,942)	(2,942)
Benefits paid	(3,602)	(2,843)	(6,445)
Fair value of plan assets, ending	$—	$52,027	$52,027
Funded status of the plan	$(35,710)	$7,356	$(28,354)

	U.S. Plans	Non-U.S. Plans	Total
	Year Ended March 31, 2022
Benefit obligation, beginning	$76,223	$66,433	$142,656
Service cost	215	174	389
Interest cost	1,467	1,187	2,654
Actuarial gains	(2,948)	(3,669)	(6,617)
Plan settlements	(7,600)	(114)	(7,714)
Effects of currency translation	—	(1,971)	(1,971)
Benefits paid	(4,560)	(3,109)	(7,669)
Benefit obligation, ending	$62,797	$58,931	$121,728

Fair value of plan assets, beginning	$27,109	$69,692	$96,801
Actual return on plan assets	806	1,038	1,844
Employer contributions	4,057	1,325	5,382
Plan settlements	(7,600)	(114)	(7,714)
Effects of currency translation	—	(2,031)	(2,031)
Benefits paid	(4,560)	(3,109)	(7,669)
Fair value of plan assets, ending	$19,812	$66,801	$86,613
Funded status of the plan	$(42,985)	$7,870	$(35,115)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$13,731	$15,443
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,290)	(3,305)	(972)	(878)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(32,420)	(39,680)	(5,403)	(6,695)
Funded status of the plan	$(35,710)	$(42,985)	$7,356	$7,870

The following summarizes pension obligations for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans(1)
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$35,710	$62,797	$6,375	$7,573
Accumulated benefit obligation	35,710	62,797	5,998	7,009
Fair value of plan assets	—	19,812	—	—
(1) Certain of the Company's non-U.S. defined benefit pension plans in Europe were over funded as of March 31, 2023 and 2022.

The following summarizes activity in accumulated other comprehensive income for the defined benefit plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit	$56	$—	$56
Net actuarial gains	4,645	1,383	6,028
Deferred taxes	459	(215)	244
Balance at March 31, 2022	$5,160	$1,168	$6,328

Prior service cost	(138)	—	(138)
Net actuarial gains	1,238	609	1,847
Deferred taxes	372	(74)	298
Total change for 2023	$1,472	$535	$2,007

Prior service cost	(82)	—	(82)
Net actuarial gains	5,883	1,992	7,875
Deferred taxes	831	(289)	542
Balance at March 31, 2023	$6,632	$1,703	$8,335

The following assumptions were used to determine the expense for the pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Discount rate	3.75%	2.83%	2.98%	2.17%
Rate of increase in future compensation	Not applicable	Not applicable	7.31%	5.28%
Expected long-term rate of return on plan assets	Not applicable	5.75%	2.16%	2.12%
Interest crediting rate	4.28%	4.25%	Not applicable	Not applicable

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Discount rate	5.08%	3.74%	4.94%	2.98%
Rate of increase in future compensation	Not applicable	Not applicable	5.72%	7.31%
Interest crediting rate	Not applicable	4.28%	Not applicable	Not applicable

Plan Assets

The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	Non-U.S. Plans
	March 31, 2023	March 31, 2022
Asset category:
Cash and cash equivalents	11.5%	10.6%
Equity securities	20.3%	20.7%
Debt securities	14.8%	66.5%
Insurance contracts	50.9%	—%
Real estate and other investments	2.5%	2.2%
Total	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

Non-U.S. Pension Plans	March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,964	$5,964	$—	$—
U.S. equities / equity funds	6,669	6,669	—	—
International equities / equity funds	3,909	3,909	—	—
U.S. fixed income funds	5,364	5,364	—	—
International fixed income funds	2,334	2,334	—	—
Insurance contracts	26,472	—	26,472	—
Real estate and other (1)	1,315	1,315	—	—
Total	$52,027	$25,555	$26,472	$—

Non-U.S. Pension Plans	March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,073	$7,073	$—	$—
U.S. equities / equity funds	9,268	9,268	—	—
International equities / equity funds	2,818	2,818	—	—
Global equity funds	1,748	1,748	—	—
U.S. fixed income funds	5,753	5,753	—	—
International fixed income funds	34,313	10,448	23,865	—
Global fixed income funds	4,371	4,371	—	—
Real estate and other (1)	1,457	—	—	—
Total	$66,801	$41,479	$23,865	$—
(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

The following summarizes the plan assets recognized and measured at fair value using the net asset value and the inputs used to determine the fair value:

	March 31, 2023				March 31, 2022
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate and other	$1,315	None	Quarterly	60 Days	$3,907	None	Quarterly	60 Days

Postretirement Health and Life Insurance Benefits

The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2023
Benefit obligation, beginning	$3,977	$1,454	$5,431
Service cost	5	—	5
Interest cost	134	121	255
Effect of currency translation	—	(97)	(97)
Actuarial gains	(437)	(288)	(725)
Benefits paid	(310)	(75)	(385)
Benefit obligation, ending	$3,369	$1,115	$4,484

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	310	75	385
Benefits paid	(310)	(75)	(385)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,369)	$(1,115)	$(4,484)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2023
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(297)	$(96)	$(393)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,072)	(1,019)	(4,091)
Funded status of the plan	$(3,369)	$(1,115)	$(4,484)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2022
Benefit obligation, beginning	$4,458	$1,441	$5,899
Service cost	6	—	6
Interest cost	97	110	207
Effect of currency translation	—	250	250
Actuarial gains	(425)	(251)	(676)
Benefits paid	(159)	(96)	(255)
Benefit obligation, ending	$3,977	$1,454	$5,431

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	159	96	255
Benefits paid	(159)	(96)	(255)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,977)	$(1,454)	$(5,431)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2022
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(310)	$(118)	$(428)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,667)	(1,336)	(5,003)
Funded status of the plan	$(3,977)	$(1,454)	$(5,431)

The following assumptions were used to determine postretirement benefit obligations:

	March 31, 2023		March 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.09%	10.58%	3.75%	9.50%
Health care cost trend rate assumed for next year	5.49%	9.40%	5.62%	7.90%

Cash Flows

The Company expects to contribute the following to its benefit plans:

	Pension Benefits		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Fiscal Year 2024	$3,290	$972	$297	$96

The Company's contributions to the defined contribution plans are as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Contributions	$5,478	4,589

The following summarizes the expected benefit payments to be paid in future years, as of March 31, 2023:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
2024	$3,290	$3,325	$297	$96	$7,008
2025	3,319	3,313	289	100	7,021
2026	3,258	3,089	284	104	6,735
2027	3,191	3,186	279	108	6,764
2028	3,115	3,167	275	112	6,669
Thereafter	14,170	17,796	1,257	617	33,840
Total	$30,343	$33,876	$2,681	$1,137	$68,037

22. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2023, the assessment for intrastate trade tax credits taken is $2,599 and the total assessment including penalties and interest is $10,104. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2023, the assessment for intrastate trade tax credits taken is $2,243 and the total assessment including penalties and interest is $6,457. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $17,210. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

23. Other Comprehensive Income

The following summarizes changes in each component of accumulated other comprehensive income, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Income
Balances at March 31, 2021	$(4,649)	$541	$(2,625)	$(6,733)
Other comprehensive (loss) income before reclassifications	(4,224)	6,209	10,419	12,404
Amounts reclassified to net loss, net of tax	—	(422)	(1,445)	(1,867)
Other comprehensive (loss) income, net of tax	(4,224)	5,787	8,974	10,537
Balances at March 31, 2022	$(8,873)	$6,328	$6,349	$3,804
Other comprehensive income (loss) before reclassifications	2,481	1,873	1,750	6,104
Amounts reclassified to net loss, net of tax	—	134	(4,527)	(4,393)
Other comprehensive income (loss), net of tax	2,481	2,007	(2,777)	1,711
Balances at March 31, 2023	$(6,392)	$8,335	$3,572	$5,515

The following summarizes derivative amounts reclassified from accumulated other comprehensive income to net loss:

			Affected Line Item in the Consolidated
	Year Ended March 31, 2023	Year Ended March 31, 2022	Statements of Operations
Derivatives:
Gain reclassified to cost of goods sold	$(6,764)	$(2,672)
Amounts reclassified from equity to the income statement, gross	(6,764)	(2,672)	Cost of goods and services sold
Tax effects of amounts reclassified from accumulated other comprehensive income to net loss	2,237	1,227
Amounts reclassified from equity to the income statement, net	$(4,527)	$(1,445)

24. Stock–Based Compensation

On November 18, 2020, the Board of Directors of the Company adopted the Pyxus International, Inc. 2020 Incentive Plan (the "Incentive Plan"), which was approved at the 2021 annual meeting of shareholders on August 19, 2021. The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards. The number of shares of the Company’s common stock eligible to be issued under the Incentive Plan is 2,200 shares. The awards outstanding at March 31, 2023 under the Incentive Plan are restricted stock units for an aggregate of 706 shares that become eligible for vesting, subject to continued employment in equal annual increments generally on March 31 of each year, performance-based restricted stock units for an aggregate of 1,064 shares at the target performance level and stock units awarded to non-employee directors for an aggregate of 117 shares. The performance-based restricted stock units provide for the issuance of shares based of satisfaction of performance criteria over a three-year measurement period ending March 31, 2024, subject to continued employment, with payouts at 50% of the target level upon satisfaction of threshold performance levels, 100% of the target level upon satisfaction of target performance levels and 150% of the target level upon performance equaling or exceeding the maximum performance levels, with payouts interpolated for performance between these levels. Each of such time-vesting and performance-based restricted stock units is subject to an additional condition to vesting that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. As of March 31, 2023, the vesting requirements for these awards were not probable to occur. As a result, no stock-based compensation expense was recognized in the years ended March 31, 2023 and 2022.

25. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales	$22,695	$25,575
Purchases	158,140	135,261

The Company included the following related party balances in its consolidated balances sheets:

	March 31, 2023	March 31, 2022
Accounts receivable, related parties	$3,090	$1,896	Other receivables
Notes receivable, related parties	—	1,431	Other receivables
Accounts payable, related parties	20,438	41,747	Accounts payable
Advances from related parties	3,494	15,240	Advances from customers

Transactions with Significant Shareholders
As described in "Note 16. Debt Arrangements," funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") held 2024 Notes and/or Exit Term Loans, were parties to the Initial DDTL Facility Credit Agreement and amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, and received the New Secured Debt pursuant to the Debt Exchange Transactions. The Company paid a total of $1,575 in transaction costs incurred by the parties receiving the New Secured Debt in the Debt Exchange Transactions, of which an aggregate $910 related to costs paid on behalf of the Investor-Affiliated Funds.

On December 30, 2021, the Investor-Affiliated Funds received $14,991 of the repayment of $15,375 principal amount of the Initial DDTL Loans. In connection with the effectiveness of the DDTL Credit Agreement on July 28, 2022, in addition to the deemed repayment of the Initial DDTL Loans, the Investor-Affiliated Funds received $5,119 of the aggregate $5,250 in exit fee payments from the repayment of the principal amount under the Initial DDTL Facility. In addition, the Investor-Affiliated Funds received in the aggregate $3,900 of the total $4,000 in commitment and closing fees with respect to the DDTL Credit Agreement, which were reflected as original issue discount, paid to all DDTL Facility Lenders in connection with the aggregate $97,500 principal amount of the DDTL Term Loans made by them of the total $100,000 aggregate principal amount of the DDTL Term Loans made by all DDTL Facility Lenders.

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of March 31, 2023 and 2022, includes $3,653 and $3,984, respectively, of interest payable to Investor-Affiliated Funds and CI Investments, Inc. ("CI Investments"), which is also a beneficial owner of greater than five percent of the Company's common stock. Interest expense as presented in the consolidated statements of operations includes $35,649 and $32,579 for the year ended March 31, 2023 and 2022 that relates to the Investor-Affiliated Funds and CI Investments.

26. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the consolidated financial statements:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales and other operating revenues:
Leaf	$1,900,558	$1,627,238
All Other	14,323	12,624
Consolidated sales and other operating revenues	$1,914,881	$1,639,862

Segment operating income:
Leaf	$117,056	$106,159
All Other	(18,593)	(24,225)
Segment operating income	98,463	81,934

Restructuring and asset impairment charges	4,685	8,031
Goodwill impairment	—	32,186
Consolidated operating income	$93,778	$41,717

	March 31, 2023
	Leaf	All Other	Total
Segment assets	$1,544,798	$37,665	$1,582,463
Trade and other receivables, net	199,237	411	199,648
Equity in net assets of investee companies	93,754	6,985	100,739
Depreciation and amortization	16,157	2,980	19,137
Capital expenditures	13,565	2,390	15,955

	March 31, 2022
	Leaf	All Other	Total
Segment assets	$1,641,552	$56,975	$1,698,527
Trade and other receivables, net	255,756	1,105	256,861
Equity in net assets of investee companies	88,118	6,785	94,903
Depreciation and amortization	14,763	1,913	16,676
Capital expenditures	10,159	4,438	14,597

The following summarizes geographic sales and other operating revenues by destination of the product shipped:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Sales and Other Operating Revenues:
China	$338,174	$280,945
United States	220,266	209,953
United Arab Emirates	182,306	82,070
Indonesia	170,492	110,009
Belgium(1)	132,456	89,748
Northern Africa	52,428	52,539
Russia	20,175	57,808
Other	798,584	756,790
Total	$1,914,881	$1,639,862
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

The following summarizes the customers, including their respective affiliates, that account for more than 10.0% of total sales and other operating revenues for the respective periods, as indicated by an "x":

	Year Ended March 31, 2023	Year Ended March 31, 2022
Philip Morris International Inc.	x	x
China Tobacco International Inc.	x	x
British American Tobacco	x	x

The following summarizes geographic property, plant, and equipment by location:

	March 31, 2023	March 31, 2022
Property, Plant, and Equipment, Net:
Malawi	$31,213	$30,961
Brazil	29,163	28,707
United States	21,945	21,960
Zimbabwe	21,703	22,217
Other	12,006	12,152
Jordan	11,352	11,571
Tanzania	6,016	9,953
Total	$133,398	$137,521

27. Subsequent Events

On May 23, 2023, the ABL Credit Agreement was amended to extend the maturity of the ABL Credit Facility to February 8, 2027.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pyxus International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Income Taxes — Accounting for Uncertainty in Income Taxes — Refer to Note 1 and Note 6 to the financial statements

Critical Audit Matter Description
The Company’s annual tax rate is based on its pre-tax income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company records unrecognized tax benefits in multiple jurisdictions and evaluates the future potential outcomes of tax positions, based upon interpretation of the country-specific tax law and the likelihood of future settlement. As of March 31, 2023, the Company’s recorded unrecognized tax benefits totaled $19.3 million. Conclusions on recognizing and measuring uncertain tax positions involved significant management estimates and judgment and included complex considerations of local tax laws and related regulations in the various jurisdictions in which the Company operates.

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

For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement, or disclosure of the uncertain tax positions through review of correspondence with taxing authorities and evaluation of changes to issued guidance.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 6, 2023

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2023.
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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company's status as a smaller reporting company and a non-accelerated filer.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Executive Officers of Pyxus International, Inc.
The following information is furnished with respect to the Company's executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	59	President and Chief Executive Officer
Flavia B. Landsberg	55	Executive Vice President - Chief Financial Officer
Tracy G. Purvis	61	Executive Vice President - Business Services
Fernanda Goncalves	43	Senior Vice President - Chief Human Resources
William L. O'Quinn, Jr.	54	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years.

J. Pieter Sikkel has served as President and Chief Executive Officer of Pyxus International, Inc., since August 2020, having previously served as President and Chief Executive Officer of Old Pyxus (as defined below) since March 2013, as President of Old Pyxus from December 14, 2010 through February 2013, Executive Vice President - Business Strategy and Relationship Management of Old Pyxus from May 2007 through December 13, 2010, and Regional Director of Asia of Old Pyxus from May 2005 through April 2007.

Flavia B. Landsberg has served as Executive Vice President - Chief Financial Officer since November 2021, having previously served from July 2020 until June 2021 as Chief Financial Officer of High Ridge Brands, which offers branded hair and skin care products. Prior to that, from December 2018, Ms. Landsberg served as Chief Financial Officer of Westminster Foods, a holding company of food manufacturers producing snack crackers, condiments, sauces and syrups. Prior to joining Westminster Foods, Ms. Landsberg served from February 2017 as Global Chief Financial Officer of EOS Products, a global cosmetic and beauty company.

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

Fernanda Goncalves has served as Senior Vice President - Chief Human Resources Officer since January 2023, having previously served as the Head of Global Human Resources at Red Hat, an IBM subsidiary, from July 2021 to December 2022. Prior to that, Ms. Goncalves served as the Global Human Resources Head and Compliance Officer from August 2018 to June 2021 at BASF, a global chemicals company.

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

On June 15, 2020, Old Holdco, Inc. (then named Pyxus International, Inc.) ("Old Pyxus") and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring of Old Pyxus’ secured debt. On August 21, 2020, the

Bankruptcy Court issued an order (the "Confirmation Order") confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the "Plan") filed by the Debtors in the Chapter 11 Cases. On August 24, 2020, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Each of Mr. Sikkel, Ms. Purvis and Mr. O’Quinn served as executive officers of Old Pyxus, in the capacities described above, at the commencement of the Chapter 11 Cases.

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

Corporate Governance
The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee, and Environmental, Social, Governance and Nominating Committee. These governance documents are available on our website, www.pyxus.com, or by written request, without charge, addressed to: Corporate Secretary, Pyxus International, Inc., 6001 Hospitality Court, Suite 100, Morrisville, NC 27560-2009.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors - Compensation of Directors" and "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2023
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,887,252(2)	—	312,748(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total (1)	1,887,252(2)	—	312,748(2)
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

(2) The awards outstanding on March 31, 2023 under the Incentive Plan are restricted stock units and performance-based restricted stock units awarded to employees and stock units awarded to non-employee directors. Each of such awards is subject to a condition to vesting that the Company's common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. As of March 31, 2023, such additional vesting condition was not probable of being satisfied under U.S. GAAP. The amounts presented in the table assume the number of shares to be issued upon vesting of the performance-based restricted stock units based on the maximum level of performance.

(3) The awards outstanding as of March 31, 2023 under the Incentive Plan do not have an exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Pyxus International, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Operations - Years ended March 31, 2023 and March 31, 2022
•Consolidated Statements of Comprehensive Loss - Years ended March 31, 2023 and March 31, 2022
•Consolidated Balance Sheets - March 31, 2023 and 2022
•Consolidated Statements of Stockholders' Equity - Years ended March 31, 2023 and March 31, 2022
•Consolidated Statements of Cash Flows - Years ended March 31, 2023 and March 31, 2022
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2.All other financial statement schedules are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3. The following documents are filed as exhibits to this report pursuant to Item 601 of Regulation S-K:

2.01	Order dated August 24, 2020 issued by the United States Bankruptcy Court for the District of Delaware in the case captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (File No. 001-13684).

2.02	Amended Joint Prepackaged Chapter 11 Plan of Reorganization filed by the Debtors in the case before the United States Bankruptcy Court for the District of Delaware captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (File No. 001-13684).

3.01	Amended and Restated Articles of Incorporation of Pyxus International, Inc., incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734).

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734).

4.01	Shareholders Agreement dated as of August 24, 2020 among Pyxus International, Inc. and the Investors (as defined therein), incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K12G3 filed on August 24, 2020 (File No. 000-25734).

4.02	First Amendment to Shareholders Agreement dated as of September 14, 2020 among Pyxus International, Inc., Glendon Capital Management LP on behalf of its Affiliates that hold common shares of Pyxus International, Inc., and Monarch Alternative Capital LP, on behalf of its Affiliates that hold common shares of Pyxus International, Inc., incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 14, 2020 (File No. 000-25734).

4.03	Indenture, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, Wilmington Trust, National Association, as trustee, and Alter Domus (US) LLC, as collateral agent, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

4.04
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.04 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734).

10.01
ABL Credit Agreement, dated as of February 8, 2022, by and among Pyxus Holdings, Inc., as Borrower Agent, the Borrowers and Parent Guarantors Party thereto, the Lenders Party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2022 (File No. 000-25734).

10.02	Limited Consent and Amendment to ABL Credit Agreement, dated as of January 5, 2023, by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the several lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.03	Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus (US) LLC, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.04	Pyxus Term Loan Credit Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, the several lenders party thereto and Alter Domus (US) LLC, as administrative agent and senior collateral agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.05	Intabex Term Loan Credit Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., Intabex Netherlands B.V., the other guarantors party thereto, the several lenders party thereto and Alter Domus (US) LLC, as administrative agent and senior collateral agent, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.06	Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, Alter Domus (US) LLC, as New Intabex Term Loan Administrative Agent, New Pyxus Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.07
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.08	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

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

10.10	Pyxus International, Inc. 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2020 (File No. 000-25734). †

10.11	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.09 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.12
Form of Performance-based Stock Unit Award Agreement incorporated by reference to Exhibit 10.10 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.13
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Old Holdco, Inc. for the period ended December 31, 2008, filed on February 17, 2009 (File No. 001-13684). †

10.14
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Old Holdco, Inc. filed on February 7, 2013 (File No. 001-13684). †

10.15
Executive Employment Agreement executed on October 27, 2021, with an effective date of November 1, 2021, between Flavia Landsberg and Pyxus International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on November 15, 2021 (File No. 000-25734). †

10.16
Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Patrick Fallon, Holly Kim, and Jamie Ashton, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734). †

10.17
Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Robert George, Carl Hausmann, Cynthia Moehring, J. Pieter Sikkel, Richard Topping, John Alphin, and Patrick Bartels, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 000-25734). †

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2023.

PYXUS INTERNATIONAL, INC.

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 6, 2023.

/s/ J. Pieter Sikkel		/s/ Patrick J. Bartels, Jr.
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Patrick J. Bartels, Jr. Director

/s/ Flavia B. Landsberg		/s/ Robert D. George
Flavia B. Landsberg Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Robert D. George Director

/s/ Philip C. Garofolo		/s/ Cynthia P. Moehring
Philip C. Garofolo Vice President - Chief Accounting Officer (Principal Accounting Officer)		Cynthia P. Moehring Director

/s/ John S. Alphin		/s/ Richard J.C. Topping
John S. Alphin Director		Richard J.C. Topping Director

/s/ Jamie J. Ashton
Jamie J. Ashton Director