Form 10-Q
period 2023-06-30
PYXUS INTERNATIONAL, INC.
filed 2023-08-10
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of July 31, 2023, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share data)	2023	2022
Sales and other operating revenues	$477,092	$343,905
Cost of goods and services sold	403,947	303,150
Gross profit	73,145	40,755
Selling, general, and administrative expenses	34,063	34,588
Other expense (income), net	2,624	(1,085)
Restructuring and asset impairment charges	40	300
Operating income	36,418	6,952
Loss on deconsolidation/disposition of subsidiaries	—	599
Interest expense, net	30,844	25,474
Income (loss) before income taxes and other items	5,574	(19,121)
Income tax expense (benefit)	2,646	(867)
Loss (income) from unconsolidated affiliates	2,158	(3,749)
Net income (loss)	770	(14,505)
Net (loss) income attributable to noncontrolling interests	(34)	158
Net income (loss) attributable to Pyxus International, Inc.	$804	$(14,663)

Income (loss) per share:
Basic and diluted	$0.03	$(0.59)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2023	2022
Net income (loss)	$770	$(14,505)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	707	947
Cash flow hedges	862	(1,503)
Total other comprehensive income (loss), net of tax	1,569	(556)
Total comprehensive income (loss)	2,339	(15,061)
Comprehensive (loss) income attributable to noncontrolling interests	(34)	158
Comprehensive income (loss) attributable to Pyxus International, Inc.	$2,373	$(15,219)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2023	June 30, 2022	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$100,045	$165,441	$136,733
Restricted cash	5,456	9,495	2,176
Trade receivables, net	185,467	155,976	185,351
Other receivables	18,978	26,859	17,387
Inventories, net	1,006,437	980,070	775,071
Advances to tobacco suppliers, net	56,408	44,070	42,305
Recoverable income taxes	5,867	8,747	5,815
Prepaid expenses	42,132	44,513	37,555
Other current assets	15,500	16,672	18,172
Total current assets	1,436,290	1,451,843	1,220,565
Investments in unconsolidated affiliates	98,591	87,139	100,750
Other intangible assets, net	37,412	42,052	38,572
Deferred income taxes, net	8,879	8,871	6,662
Long-term recoverable income taxes	3,373	4,571	2,863
Other noncurrent assets	45,845	46,456	43,761
Right-of-use assets	40,280	35,636	35,892
Property, plant, and equipment, net	132,324	135,878	133,398
Total assets	$1,802,994	$1,812,446	$1,582,463

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$585,408	$545,224	$382,544
Accounts payable	133,854	144,915	170,287
Advances from customers	61,297	46,071	42,472
Accrued expenses and other current liabilities	94,356	91,054	92,693
Income taxes payable	20,081	6,729	18,264
Operating leases payable	9,249	8,535	8,723
Current portion of long-term debt	42	13,781	75
Total current liabilities	904,287	856,309	715,058
Long-term taxes payable	4,978	5,783	4,978
Long-term debt	643,808	678,777	618,430
Deferred income taxes	10,336	9,925	9,900
Liability for unrecognized tax benefits	13,494	12,173	14,175
Long-term leases	28,219	26,473	25,581
Pension, postretirement, and other long-term liabilities	53,703	59,748	52,511
Total liabilities	1,658,825	1,649,188	1,440,633
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	390,290	390,290	390,290
Retained deficit	(257,150)	(233,476)	(257,954)
Accumulated other comprehensive income	7,084	3,248	5,515
Total stockholders’ equity of Pyxus International, Inc.	140,224	160,062	137,851
Noncontrolling interests	3,945	3,196	3,979
Total stockholders’ equity	144,169	163,258	141,830
Total liabilities and stockholders’ equity	$1,802,994	$1,812,446	$1,582,463

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169

Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net (loss) income	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	$390,290	$(233,476)	$(7,926)	$6,328	$4,846	$3,196	$163,258

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Operating Activities:
Net income (loss)	$770	$(14,505)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,606	5,929
Debt amortization/interest	2,682	5,530
Loss on foreign currency transactions	1,926	39
Loss on deconsolidation/disposition of subsidiaries	—	599
Loss from unconsolidated affiliates, net of dividends	2,158	7,773
Changes in operating assets and liabilities, net
Trade and other receivables	(33,122)	26,612
Inventories and advances to tobacco suppliers	(245,854)	(228,994)
Deferred items	(1,043)	(8,214)
Recoverable income taxes	(352)	(796)
Payables and accrued expenses	(32,509)	(25,249)
Advances from customers	18,802	(6,997)
Prepaid expenses	(2,653)	(6,027)
Income taxes	1,924	1,313
Other operating assets and liabilities	1,474	3,396
Other, net	(4,483)	(2,899)
Net cash used in operating activities	(285,674)	(242,490)

Investing Activities:
Purchases of property, plant, and equipment	(3,661)	(2,210)
Collections from beneficial interests in securitized trade receivables	30,419	45,468
Proceeds from settlement of debt claims from deconsolidated subsidiaries	—	2,011
Other, net	283	1,766
Net cash provided by investing activities	27,041	47,035

Financing Activities:
Net proceeds from short-term borrowings	205,879	170,419
Proceeds from revolving loan facilities	65,000	—
Repayment of revolving loan facilities	(40,000)	—
Debt issuance costs	(3,462)	(2,036)
Other, net	(34)	372
Net cash provided by financing activities	227,383	168,755

Effect of exchange rate changes on cash	(2,158)	322

Decrease in cash, cash equivalents, and restricted cash	(33,408)	(26,378)
Cash and cash equivalents at beginning of period	136,733	198,777
Restricted cash at beginning of period	2,176	2,537
Cash, cash equivalents, and restricted cash at end of period	$105,501	$174,936

Other information:
Cash paid for income taxes, net	$2,542	$5,027
Cash paid for interest, net	25,693	12,704
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	36,271	29,033

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
These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed on June 6, 2023. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

2. Revenue Recognition
Product revenue is primarily from the sale of processed tobacco to customers. Processing and other revenues are mainly derived via contracts to process customer-owned green tobacco. During such processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of e-liquids and non-tobacco agriculture products. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended
	June 30,
	2023	2022
Leaf:
Product revenue	$450,938	$322,884
Processing and other revenues	25,495	17,742
Total sales and other operating revenues	476,433	340,626
All Other:
Total sales and other operating revenues	659	3,279
Total sales and other operating revenues	$477,092	$343,905

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended
	June 30,
	2023	2022
Balance, beginning of period	$(24,730)	$(24,541)
Additions	(320)	(165)
Write-offs and other adjustments	610	1,376
Balance, end of period	(24,440)	(23,330)
Trade receivables	209,907	179,306
Trade receivables, net	$185,467	$155,976

3. Income Taxes
The Company's quarterly provision for income taxes has generally been calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. As of June 30, 2023, market specific factors coupled with tax rate sensitivity caused the AETR method to produce an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined current and deferred income tax expense as if the three-month interim period of the current fiscal year were an annual period.

The effective tax rate for the three months ended June 30, 2023 and 2022 was 47.5% and 4.5%, respectively. For the three months ended June 30, 2023 and 2022, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to the impact of foreign exchange effects, valuation allowance impacts of non-deductible interest, U.S. taxation of foreign earnings, and variations in the jurisdictional mix of earnings.

4. Income (Loss) Per Share
The following summarizes the computation of income (loss) per share:

	Three Months Ended
	June 30,
	2023	2022
Basic and diluted income (loss) per share:
Net income (loss) attributable to Pyxus International, Inc.	$804	$(14,663)
Shares:
Weighted average number of shares outstanding	25,000	25,000
Basic and diluted income (loss) per share	$0.03	$(0.59)

5. Inventories, Net
The following summarizes the composition of inventories, net:

	June 30, 2023	June 30, 2022	March 31, 2023
Processed tobacco	$642,745	$646,539	$498,398
Unprocessed tobacco	320,470	290,913	231,651
Other tobacco related	34,127	33,739	39,670
All Other	9,095	8,879	5,352
Total	$1,006,437	$980,070	$775,071

6. Equity Method Investments
The following summarizes the Company's equity method investments as of June 30, 2023:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	Purchase and process tobacco	49%	43,900
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)

The following summarizes financial information for these equity method investments:

	Three Months Ended
	June 30,
	2023	2022
Operations statement:
Sales	$44,831	$69,382
Gross profit	7,185	14,089
Net (loss) income	(3,854)	8,330
Company's dividends received	—	11,522

	June 30, 2023	June 30, 2022	March 31, 2023
Balance sheet:
Current assets	$456,755	$441,973	$419,229
Property, plant, and equipment and other assets	48,498	37,876	48,174
Current liabilities	366,806	367,743	323,899
Long-term obligations and other liabilities	2,685	2,249	3,887

7. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	June 30, 2023	June 30, 2022	March 31, 2023
Investments in variable interest entities	$91,587	$80,446	$93,754
Receivables with variable interest entities	4,767	16,825	2,617
Guaranteed amounts to variable interest entities (not to exceed)	61,041	64,610	68,265

8. Other Intangible Assets, Net
The following summarizes the changes in the Company's other intangible assets, net:

	Three Months Ended June 30, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.2 years	$20,482	$(544)	$19,938
Technology	5.0 years	8,875	(414)	8,461
Trade names	11.2 years	9,215	(202)	9,013
Total		$38,572	$(1,160)	$37,412

	Year Ended March 31, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.4 years	$23,568	$(3,086)	$20,482
Technology	5.2 years	11,471	(2,596)	8,875
Trade names	11.4 years	10,022	(807)	9,215
Total		$45,061	$(6,489)	$38,572

9. Debt Arrangements
The following summarizes debt and notes payable:

			June 30,	June 30,	March 31,
(in thousands)	Interest Rate		2023	2022	2023
Senior secured credit facilities:
ABL Credit Facility	6.8%	(1)	$50,000	$90,000	$25,000
DDTL Facility (2)	11.5%	(1)	—	109,751	—

Senior secured notes:
10.0% Notes Due 2024 (3)	10.0%	(1)	20,004	271,678	19,931
8.5% Notes Due 2027 (4)	8.6%	(1)	253,779	—	253,483

Senior secured term loans:
Intabex Term Loans (5)	13.1%	(1)	186,307	$—	186,194
Pyxus Term Loans (6)	13.1%	(1)	133,284	$—	133,393
Exit Facility Loans (7)	11.4%	(1)	—	$220,518	—

Other Debt:
Other long-term debt	7.9%	(1)	476	611	504
Notes payable (8)	7.9%	(1)	585,408	545,224	382,544
Total debt			$1,229,258	$1,237,782	$1,001,049

Short-term (8)			$585,408	$545,224	$382,544
Long-term:
Current portion of long-term debt			$42	$13,781	$75
Long-term debt			643,808	678,777	618,430
Total			$643,850	$692,558	$618,505

Letters of credit			$6,018	$14,430	$11,684

(1) Weighted average rate for the trailing twelve months ended June 30, 2023 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) The amount outstanding at June 30, 2022 is net of original issue discount of $499. The DDTL Facility was refinanced on July 28, 2022, with the issuance of the DDTL Term Loans, which refinancing included a partial principal payment of $9,000 and an exit fee payment of $5,250. Subsequent to this refinancing, on February 6, 2023, the DDTL Term Loans were exchanged for $102,000 (inclusive of a $2,000 exit fee) of Intabex Term Loans.

(3) On February 6, 2023, $260,452 of the 10.0% Notes due 2024 were exchanged for 8.5% Notes due 2027. The remaining 10.0% Notes due 2024 outstanding of $20,004 is net of a debt discount of $387. Total repayment at maturity is $20,391.

(4) Balance of $253,779 is net of a debt discount of $6,673. Total repayment at maturity is $260,452.
(5) Balance of $186,307 is net of a debt discount of $2,726. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment
(6) Balance of $133,284 is net of a debt premium of $2,734. Total repayment at maturity is $130,550.
(7) On February 6, 2023, $189,033, representing 40.0% of the Exit Facility Loans were exchanged for Intabex Term Loans, and $130,550, representing the remaining 60.0% of the Exit Facility Loans were exchanged for Pyxus Term Loans.

(8) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
On February 8, 2022, the Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. The ABL Credit Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on February 8, 2027. A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At June 30, 2023, Pyxus Holdings was in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
Pursuant to (i) an exchange offer (the "DDTL Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "DDTL Term Loans") under the Amended and Restated Term Loan Credit Agreement, effectuated pursuant to that certain Amendment and Restatement Agreement, dated as of June 2, 2022 (the "DDTL Credit Agreement"), by and among Intabex Netherlands B.V., as borrower ("Intabex"), the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto and (ii) an exchange offer (the "Exit Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "Exit Term Loans") under the Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the "Exit Term Loan Credit Agreement"), by and among Pyxus Holdings, as borrower, the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto, on February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for (i) $100,000 principal amount of the DDTL Term Loans, plus an additional $2,000 on account of the exit fee payable under the DDTL Credit Agreement and (ii) approximately $87,033 principal amount of Exit Term Loans, representing 40.0% of the outstanding principal amount thereof (including the applicable accrued and unpaid PIK interest thereon). The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At June 30, 2023, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon). The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At June 30, 2023, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the New Term Loans, the "New Secured Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At June 30, 2023, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Refinanced Senior Secured Debt

DDTL Facility
On April 23, 2021 (the “DDTL Closing Date”), Intabex entered into a Term Loan Credit Agreement (as amended on May 21, 2021, the "Initial DDTL Facility Credit Agreement"), dated as of April 23, 2021, by and among (i) Intabex, as borrower, (ii) the Company, Pyxus Parent, Pyxus Holdings, Alliance One International, LLC, Alliance One International Holdings, Ltd, as guarantors (collectively, the "Parent Guarantors"), (iii) the lenders thereto, which included certain funds managed by Glendon Capital Management, L.P., Monarch Alternative Capital LP, and Owl Creek Asset Management, L.P. (collectively and, together other lenders that became parties thereto as lenders, the "DDTL Facility Lenders"), and (iv) Alter Domus, as administrative agent and collateral agent. The Initial DDTL Facility Credit Agreement established a $120,000 delayed-draw term loan credit facility (the "Initial DDTL Facility") under which the full amount was drawn (the "Initial DDTL Loans") by March 31, 2022. The obligations of Intabex under the Initial DDTL Facility Credit Agreement (and certain related obligations) were (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that was or became a guarantor of borrowings under the Exit Term Loan Credit Agreement and (b) was secured by the pledge of all of the outstanding equity interests of (i) Alliance One Brasil Exportadora de Tabacos Ltda. ("AO Brazil"), which principally operates the Company’s leaf tobacco operations in Brazil, and (ii) Alliance One International Tabak B.V., which owns a 0.001% interest of AO Brazil. The Initial DDTL Credit Facility Agreement was amended and restated by the DDTL Credit Agreement, which established a $100,000 term loan credit facility (the "DDTL Term Loan Facility") and required that Intabex use the net proceeds of the DDTL Term Loans made thereunder and other funds to repay in full its obligations under the Initial DDTL Facility Credit Agreement, including the outstanding principal of, and accrued and unpaid interest on, borrowings under the Initial DDTL Facility and the payment of fees and expenses incurred in connection with repaying such borrowings and incurring the DDTL Term Loans under the DDTL Credit Agreement. The DDTL Term Loans were exchanged upon consummation of the DDTL Facility Exchange on February 6, 2023.

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

Other Outstanding Debt

2024 Notes
In conjunction with the Notes Exchange, Pyxus Holdings received consents from requisite holders of 2024 Notes to amend the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the 2024 Notes Indenture, (ii) eliminate the change of control repurchase obligation in the 2024 Notes Indenture, (iii) subordinate the 2024 Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the 2024 Notes. On February 6, 2023, the relevant parties to the 2024 Notes Indenture entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "2024 Notes Supplemental Indenture"), to the 2024 Notes Indenture, pursuant to which the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents were amended to effect these changes. The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At June 30, 2023, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture.

Foreign Seasonal Lines of Credit
Excluding all long-term credit agreements, the Company typically finances its foreign operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of June 30, 2023, the total borrowing capacity under individual foreign seasonal lines of credit range up to $160,551. As of June 30, 2023, the aggregate amount available for borrowing under the seasonal lines of credit was $149,047. At June 30, 2023, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $712,255, subject to limitations under the ABL Credit Agreement and the agreements governing the New Secured Debt. At June 30, 2023, $896 of cash was held on deposit as a compensating balance. At June 30, 2023, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

10. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under four accounts receivable securitization facilities, two of which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of June 30, 2023, the investment limit of this facility was $100,000 of trade receivables. For the other facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of June 30, 2023, the investment limit under the second facility was $110,000 of trade receivables. As of June 30, 2023, the investment limit under the third and fourth facilities were variable based on qualifying sales. As the servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As of June 30, 2023 and 2022, and March 31, 2023, trade receivables, net in the condensed consolidated balance sheets has been reduced by $908, $14,893, and $3,193 as a result of the net settlement, respectively. Refer to "Note 13. Fair Value Measurements" for additional information.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	June 30, 2023	June 30, 2022	March 31, 2023
Receivables outstanding in facility	$132,313	$179,761	$173,979
Beneficial interests	19,641	22,762	19,522

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Three Months Ended
	June 30,
	2023	2022
Cash proceeds for the period ended:
Cash purchase price	$172,943	$153,449
Deferred purchase price	30,419	45,468

11. Guarantees
In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2023	June 30, 2022	March 31, 2023
Amounts guaranteed (not to exceed)	$138,523	$118,615	$152,032
Amounts outstanding under guarantee (1)	43,563	45,552	83,420
Fair value of guarantees	5,764	2,601	5,262
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	459	6,376	12,529
(1) Most of the guarantees outstanding at June 30, 2023 expire within one year.

12. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $1,434 and $862 from its derivative financial instruments in cost of goods and services sold for the three months ended June 30, 2023 and June 30, 2022, respectively.

As of June 30, 2023 and 2022, and March 31, 2023, the Company recorded current derivative assets of $0, $560, and $3,970 within other current assets, respectively. The U.S. Dollar notional amount of derivative contracts outstanding as of June 30, 2023 and 2022, and March 31, 2023 was $4,378, $7,259, and $63,622, respectively.

13. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023			June 30, 2022			March 31, 2023
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$560	$—	$560	$3,970	$—	$3,970
Securitized beneficial interests	—	19,641	19,641	—	22,762	22,762	—	19,522	19,522
Total assets	$—	$19,641	$19,641	$560	$22,762	$23,322	$3,970	$19,522	$23,492
Financial Liabilities:
Long-term debt	$492,098	$509	$492,607	$430,573	$660	$431,233	$523,758	$514	$524,272
Guarantees	—	5,764	5,764	—	2,601	2,601	—	5,262	5,262
Total liabilities	$492,098	$6,273	$498,371	$430,573	$3,261	$433,834	$523,758	$5,776	$529,534

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,522	$514	$5,262	$28,072	$246	$2,956
Issuances of sales of receivables/guarantees	—	—	1,054	—	—	206
Settlements	(33,183)	(5)	(555)	(33,361)	—	(535)
Additions	36,640	—	—	29,033	414	—
Losses recognized in earnings	(3,338)	—	3	(982)	—	(26)
Ending balance	$19,641	$509	$5,764	$22,762	$660	$2,601

For the three months ended June 30, 2023 and 2022, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $748 and $618, respectively.

14. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2023, the assessment for intrastate trade tax credits taken is $2,739 and the total assessment including penalties and interest is $10,793. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2023, the assessment for intrastate trade tax credits taken is $2,364 and the total assessment including penalties and interest is $6,883. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $20,445 as of June 30, 2023. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

15. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sale and purchase transactions with related parties:

	Three Months Ended
	June 30,
	2023	2022
Sales	$10,817	$10,622
Purchases	38,789	25,841

The Company included the following related party balances in its condensed consolidated balance sheets:

	June 30, 2023	June 30, 2022	March 31, 2023
Accounts receivable, related parties	$5,090	$17,750	$3,090	Other receivables
Accounts payable, related parties	19,776	10,403	20,438	Accounts payable
Advances from related parties	10,061	1,342	3,494	Advances from customers

Transactions with Significant Shareholders

As described in "Note 9. Debt Arrangements," funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") held 2024 Notes and/or Exit Term Loans, were parties to the Initial DDTL Facility Credit Agreement and amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, and received the New Secured Debt pursuant to the Debt Exchange Transactions.

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of June 30, 2023 and 2022, and March 31, 2023, includes $3,945, $5,953, and $3,653, respectively, of interest payable to Investor-Affiliated Funds and CI Investments, Inc. ("CI Investments"), which is also a beneficial owner of greater than five percent of the Company's common stock. Interest expense as presented in the consolidated statements of operations includes $10,075 and $8,097 for the three months ended June 30, 2023 and 2022 that relates to the Investor-Affiliated Funds and CI Investments.

16. Segment Information
The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended
	June 30,
	2023	2022
Sales and other operating revenues:
Leaf	$476,433	$340,626
All Other	659	3,279
Consolidated sales and other operating revenues	$477,092	$343,905

Segment operating income:
Leaf	$37,929	$11,629
All Other	(1,471)	(4,377)
Segment operating income	36,458	7,252

Restructuring and asset impairment charges	40	300
Consolidated operating income	$36,418	$6,952

	June 30, 2023	June 30, 2022	March 31, 2023
Segment assets:
Leaf	$1,761,971	$1,760,557	$1,544,798
All Other	41,023	51,889	37,665
Total assets	$1,802,994	$1,812,446	$1,582,463

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2023 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems; continued high inflation; we have identified material weaknesses related to our internal controls in certain prior years, and there can be no assurance that material weaknesses will not be identified in the future; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to the COVID-19 pandemic and its related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices; and impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes.

We do not undertake to update any forward-looking statements that we may make from time to time.

Executive Summary
Higher tobacco prices, accelerated timing of shipments, and a favorable shift in customer mix contributed to a 39% increase in revenue and improved profitability compared to the prior year. In the first quarter of fiscal 2024, we believe we reached the peak of our fiscal 2024 tobacco purchases as we significantly accelerated our buying, using our geographic footprint to acquire tobacco inventory from multiple markets to meet higher current crop supply requirements and customer demand for fiscal 2024. Customer shipments in fiscal 2024 will utilize a higher percentage of tobacco purchased during the current fiscal year to fulfill orders compared to the prior year given our uncommitted inventory continues to be historically low.

Our management of working capital provided sufficient liquidity through short-term borrowings under our foreign seasonal lines of credit, availability under the ABL Credit Facility, cash generated from operations, and cash collections from our securitized receivables to purchase larger volumes of more expensive tobacco compared to the prior year. In the first quarter of fiscal 2024, we increased our purchases of inventory by more than $100 million compared to the prior year using $40 million of incremental foreign seasonal lines of credit and our improved cash conversion cycle.

Overview
The Company is a global agricultural company with 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

Results of Operations

Three Months Ended June 30, 2023 and 2022
	Three Months Ended June 30,
			Change*
(in millions, except per kilo amounts)	2023	2022	$	%
Sales and other operating revenues	$477.1	$343.9	133.2	38.7
Cost of goods and services sold	404.0	303.2	100.8	33.2
Gross profit	73.1	40.8	32.3	79.2
Selling, general, and administrative expenses	$34.1	$34.6	(0.5)	(1.4)
Other expense (income), net	2.6	(1.1)	3.7	336.4
Restructuring and asset impairment charges	—	0.3	(0.3)	(100.0)
Operating income	36.4	7.0	29.4	420.0
Loss on deconsolidation/disposition of subsidiaries	—	0.6	(0.6)	(100.0)
Interest expense, net	30.8	25.5	5.3	20.8
Income tax expense (benefit)	2.6	(0.9)	3.5	388.9
Loss (income) from unconsolidated affiliates	2.2	(3.7)	5.9	159.5
Net income attributable to noncontrolling interests	—	0.2	(0.2)	(100.0)
Net income (loss) attributable to Pyxus International, Inc.	$0.8	$(14.7)	15.5	105.4

Leaf:
Sales and other operating revenues	$450.9	$322.9	128.0	39.6
Tobacco costs	363.0	266.0	97.0	36.5
Transportation, storage, and other period costs	20.7	20.6	0.1	0.5
Total cost of goods sold	383.7	286.6	97.1	33.9
Product revenue gross profit	67.2	36.3	30.9	85.1
Product revenue gross profit as a percent of sales	14.9%	11.2%

Kilos sold	85.5	72.1	13.4	18.6
Average price per kilo	$5.27	$4.48	0.79	17.6
Average cost per kilo	4.49	3.98	0.51	12.8
Average gross profit per kilo	0.78	0.50	0.28	56.0

Processing and other revenues	$25.5	$17.7	7.8	44.1
Processing and other revenues costs of services sold	19.9	12.5	7.4	59.2
Processing and other gross profit	5.6	5.2	0.4	7.7
Processing and other gross profit as a percent of sales	22.0%	29.3%

All Other:
Sales and other operating revenues	$0.7	$3.3	(2.6)	(78.8)
Cost of goods and services sold	0.4	4.0	(3.6)	(90.0)
Gross income (loss)	0.3	(0.7)	1.0	142.9
Gross income (loss) as a percent of sales	42.9%	(21.6)%

*Dollar and percentage changes may not calculate exactly due to rounding.

Sales and other operating revenues were $343.9 million for the three months ended June 30, 2022 and $477.1 million for the three months ended June 30, 2023, an increase of $133.2 million, or 38.7%. This increase was primarily due to an 18.6% in leaf volume and a 17.6% increase in average price per kilo. The increase in leaf volume was primarily due to the accelerated timing of shipments from Africa and South America. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $303.2 million for the three months ended June 30, 2022 and $404.0 million for the three months ended June 30, 2023, an increase of $100.8 million, or 33.2%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales went from 11.9% for the three months ended June 30, 2022 to 15.3% for the three months ended June 30, 2023. Average gross profit per kilo for product revenue was $0.50 for the three months ended June 30, 2022 and $0.78 for the three months ended June 30, 2023, an increase of $0.28 per kilo or 56.0%. These increases were primarily due to customer mix in Africa, Asia, and Europe.

Operating income was $7.0 million for the three months ended June 30, 2022 and $36.4 million for the three months ended June 30, 2023, an increase of $29.4 million, or 420.0%. This increase was mainly due to higher leaf sales and other operating revenues from increased volume and average price per kilo and was partially offset by higher other expense, net, which was primarily due to higher utilization of securitization facilities.

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

Debt Financing
We continue to finance our business with a combination of short-term and long-term credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 9. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for a summary of our short-term and long-term debt.

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

The following summarizes our total borrowing capacity at June 30, 2023 and 2022 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	June 30, 2023
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$50.0
Foreign seasonal lines of credit	702.1	149.1
Other long-term debt	0.6	0.2
Letters of credit	10.1	4.1
Total	$812.8	$203.4

	June 30, 2022
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$10.0
Foreign seasonal lines of credit	717.2	171.9
Other long-term debt	0.6	—
Letters of credit	18.3	3.9
Total	$836.1	$185.8

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

(in millions)	June 30, 2023	June 30, 2022	March 31, 2023
Notes payable(1)	$585.4	$545.2	$382.5
Current portion of long-term debt	—	13.8	0.1
Long-term debt(2)	643.8	678.8	618.4
Total debt liabilities*	$1,229.3	$1,237.8	$1,001.0
Less: Cash and cash equivalents	100.0	165.4	136.7
Net debt*	$1,129.2	$1,072.3	$864.3
* Amounts may not equal column totals due to rounding

(1) The increase from June 30, 2022 to June 30, 2023 is due to higher borrowings under the Company's foreign seasonal lines of credit used to finance the purchase of greater volumes of more expensive green tobacco. The increase from March 31, 2023 to June 30, 2023 is due to seasonality of the business, with higher working capital requirements in the first half of the fiscal year.

(2) The fluctuations in long-term debt from June 30, 2022 and March 31, 2023 are due to repayments and borrowings on the outstanding indebtedness under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the three months ended June 30, 2023 was $79.9 million.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	June 30, 2023	June 30, 2022	March 31, 2023
Cash, cash equivalents, and restricted cash	$105.5	$174.9	$138.9
Trade and other receivables, net	204.4	182.8	202.7
Inventories and advances to tobacco suppliers	1,062.8	1,024.1	817.4
Recoverable income taxes	5.9	8.7	5.8
Prepaid expenses and other current assets	57.6	61.2	55.7
Total current assets*	$1,436.3	$1,451.8	$1,220.6

Notes payable to banks	$585.4	$545.2	$382.5
Accounts payable	133.9	144.9	170.3
Advances from customers	61.3	46.1	42.5
Accrued expenses and other current liabilities	94.4	91.1	92.7
Income taxes payable	20.1	6.7	18.3
Operating leases payable	9.2	8.5	8.7
Current portion of long-term debt	—	13.8	0.1
Total current liabilities	$904.3	$856.3	$715.1

Current ratio	1.6 to 1	1.7 to 1	1.7 to 1
Working capital	$532.0	$595.5	$505.5
* Amounts may not equal column totals due to rounding

Working capital declined from June 30, 2022 to June 30, 2023 by $63.5 million, or 10.7% primarily due to lower cash on hand and higher outstanding amounts on foreign seasonal lines of credit. Cash and the foreign seasonal lines of credit were utilized to finance the purchase of greater volumes of more expensive green tobacco compared to the prior year as the Company accelerated its crop buying activities in both Africa and South America compared to the prior year. The costs to procure and process green tobacco in these regions increased from the prior year due to inflationary pressures, market competition, and product mix, which also contributed to the rise in inventories. In addition, the Company utilized cash to partially repay indebtedness under the ABL Credit Facility.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	June 30, 2023	June 30, 2022	March 31, 2023
Committed	$630.8	$617.6	$479.4
Uncommitted	12.0	28.9	19.0
Total processed tobacco	$642.8	$646.5	$498.4

Total processed tobacco decreased from June 30, 2022 to June 30, 2023 by $3.7 million, or 0.6%, primarily due to higher sales of inventories. Uncommitted levels of processed tobacco continue to remain low, as undersupply conditions persist in the global tobacco market. See "Note 5. Inventories" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 9. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of June 30, 2023, our cash, cash equivalents, and restricted cash was $105.5 million of which approximately $58.2 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Three Months Ended
	June 30,
(in millions)	2023	2022
Trade and other receivables	$(33.1)	$26.6
Inventories and advances to tobacco suppliers	(245.9)	(229.0)
Payables and accrued expenses	(32.5)	(25.2)
Advances from customers	18.8	(7.0)
Other	7.0	(7.9)
Net cash used in operating activities	$(285.7)	$(242.5)
Collections from beneficial interests in securitized trade receivables	30.4	45.5
Other	(3.4)	1.5
Net cash provided by investing activities	$27.0	$47.0
Net proceeds from short-term borrowings	205.9	170.4
Net proceeds from revolving loan facilities	25.0	—
Other	(3.5)	(1.6)
Net cash provided by financing activities	$227.4	$168.8
Effect of exchange rate changes on cash	(2.2)	0.3
Decrease in cash, cash equivalents, and restricted cash*	$(33.4)	$(26.4)
* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash decreased by $7.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by purchases of greater volume of more expensive green tobacco, increased receivables from greater sales of processed tobacco near the end of the quarter, and reduced collections from beneficial interests in securitized trade receivables as the Company utilized securitization programs that do not result in retaining a beneficial interest. These decreases were partially offset by an increase in cash provided by financing activities primarily due to higher borrowings on our seasonal foreign lines of credit and higher draws on the ABL Credit Facility to fund the purchase of greater volumes of more expensive green tobacco.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We incurred approximately $3.7 million in capital expenditures for the three months ended June 30, 2023, and are expecting to incur an additional $17.4 million for the remainder of the fiscal year ending March 31, 2024.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Three Months Ended
(in millions)	June 30, 2023
Contributions made during the period	1.2
Contributions expected for the remainder of the fiscal year	3.5
Total	$4.7

No cash dividends were paid to shareholders during the three months ended June 30, 2023. As of June 30, 2023, the payment of dividends is restricted under the terms of our debt agreements.

Critical Accounting Policies and Estimates
As of the date of this report, there are no material changes to the critical accounting policies and estimates previously disclosed in Part I, Item 7 "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2023. For a discussion of our exposure to market risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2023.

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

There were no changes that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 14. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 6. Exhibits

10.1	Second Amendment to ABL Credit Agreement dated as of May 23, 2023 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 30, 2023 (File No. 000-25734)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: August 10, 2023	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President - Chief Accounting Officer
(Principal Accounting Officer)