Form 10-Q
period 2023-09-30
PYXUS INTERNATIONAL, INC.
filed 2023-11-14
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of October 31, 2023, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Sales and other operating revenues	$624,253	$508,278	$1,101,345	$852,183
Cost of goods and services sold	535,587	440,959	939,534	744,109
Gross profit	88,666	67,319	161,811	108,074
Selling, general, and administrative expenses	40,033	34,987	74,096	69,575
Other expense, net	1,089	1,151	3,713	66
Restructuring and asset impairment charges	1,254	4,045	1,294	4,345
Operating income	46,290	27,136	82,708	34,088
Loss on deconsolidation/disposition of subsidiaries	—	49	—	648
Loss on pension settlement	—	2,588	—	2,588
Interest expense, net	32,947	28,814	63,791	54,288
Income (loss) before income taxes and other items	13,343	(4,315)	18,917	(23,436)
Income tax expense (benefit)	7,558	(1,210)	10,204	(2,077)
Income (loss) from unconsolidated affiliates	2,111	1,555	(47)	5,304
Net income (loss)	7,896	(1,550)	8,666	(16,055)
Net (loss) income attributable to noncontrolling interests	(199)	(13)	(233)	145
Net income (loss) attributable to Pyxus International, Inc.	$8,095	$(1,537)	$8,899	$(16,200)

Earnings (loss) per share:
Basic and diluted	$0.32	$(0.06)	$0.36	$(0.65)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$7,896	$(1,550)	$8,666	$(16,055)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,545)	(4,801)	(838)	(3,854)
Pension and other postretirement benefit plans	—	(1,562)	—	(1,562)
Cash flow hedges	(1,000)	(1,768)	(138)	(3,271)
Total other comprehensive loss, net of tax	(2,545)	(8,131)	(976)	(8,687)
Total comprehensive income (loss)	5,351	(9,681)	7,690	(24,742)
Comprehensive (loss) income attributable to noncontrolling interests	(199)	(13)	(233)	145
Comprehensive income (loss) attributable to Pyxus International, Inc.	$5,550	$(9,668)	$7,923	$(24,887)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2023	September 30, 2022	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$112,098	$114,082	$136,733
Restricted cash	5,572	1,691	2,176
Trade receivables, net	233,679	205,024	185,351
Other receivables	27,664	15,550	17,387
Inventories, net	877,154	890,097	775,071
Advances to tobacco suppliers, net	67,641	48,712	42,305
Recoverable income taxes	5,090	11,970	5,815
Prepaid expenses	36,844	35,069	37,555
Other current assets	15,179	15,863	18,172
Total current assets	1,380,921	1,338,058	1,220,565
Investments in unconsolidated affiliates	87,042	88,695	100,750
Other intangible assets, net	36,251	40,892	38,572
Deferred income taxes, net	15,768	16,691	6,662
Long-term recoverable income taxes	3,410	4,560	2,863
Other noncurrent assets	46,206	44,025	43,761
Right-of-use assets	39,139	33,042	35,892
Property, plant, and equipment, net	133,717	132,102	133,398
Total assets	$1,742,454	$1,698,065	$1,582,463

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$570,036	$548,490	$382,544
Accounts payable	153,152	103,494	170,287
Advances from customers	46,056	43,802	42,472
Accrued expenses and other current liabilities	93,981	75,993	92,693
Income taxes payable	12,585	5,262	18,264
Operating leases payable	8,380	8,644	8,723
Current portion of long-term debt	20,232	140	75
Total current liabilities	904,422	785,825	715,058
Long-term taxes payable	2,678	5,783	4,978
Long-term debt	573,959	646,125	618,430
Deferred income taxes	10,225	11,576	9,900
Liability for unrecognized tax benefits	20,170	14,660	14,175
Long-term leases	28,171	23,580	25,581
Pension, postretirement, and other long-term liabilities	52,816	56,939	52,511
Total liabilities	1,592,441	1,544,488	1,440,633
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	390,290	390,290	390,290
Retained deficit	(249,055)	(235,013)	(257,954)
Accumulated other comprehensive income (loss)	4,539	(4,883)	5,515
Total stockholders’ equity of Pyxus International, Inc.	145,774	150,394	137,851
Noncontrolling interests	4,239	3,183	3,979
Total stockholders’ equity	150,013	153,577	141,830
Total liabilities and stockholders’ equity	$1,742,454	$1,698,065	$1,582,463

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169
Net income (loss)	—	8,095	—	—	—	(199)	7,896
Other	—	—	—	—	—	493	493
Other comprehensive loss, net of tax	—	—	(1,545)	—	(1,000)	—	(2,545)
Balance, September 30, 2023	$390,290	$(249,055)	$(7,230)	$8,335	$3,434	$4,239	$150,013

Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net (loss) income	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	$390,290	$(233,476)	$(7,926)	$6,328	$4,846	$3,196	$163,258
Net loss	—	(1,537)	—	—	—	(13)	(1,550)
Other comprehensive loss, net of tax	—	—	(4,801)	(1,562)	(1,768)	—	(8,131)
Balance, September 30, 2022	$390,290	$(235,013)	$(12,727)	$4,766	$3,078	$3,183	$153,577

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Operating Activities:
Net income (loss)	$8,666	$(16,055)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,319	10,284
Debt amortization/interest	5,118	10,401
Loss on foreign currency transactions	4,551	970
Asset impairment charges	—	4,035
Loss on deconsolidation/disposition of subsidiaries	—	648
Loss on pension settlement	—	2,588
Loss from unconsolidated affiliates, net of dividends	13,707	6,217
Changes in operating assets and liabilities, net
Trade and other receivables	(143,199)	(48,424)
Inventories and advances to tobacco suppliers	(128,596)	(146,470)
Deferred items	(4,902)	(19,089)
Recoverable income taxes	(95)	(3,481)
Payables and accrued expenses	(10,251)	(76,646)
Advances from customers	3,559	(9,238)
Prepaid expenses	(712)	2,069
Income taxes	(5,341)	(281)
Other operating assets and liabilities	1,840	6,421
Other, net	(9,084)	(10,617)
Net cash used in operating activities	(255,420)	(286,668)

Investing Activities:
Purchases of property, plant, and equipment	(9,225)	(5,426)
Proceeds from sale of property, plant, and equipment	2,822	2,114
Collections from beneficial interests in securitized trade receivables	79,296	76,209
Proceeds from settlement of debt claims from deconsolidated subsidiaries	—	2,011
Other, net	250	477
Net cash provided by investing activities	73,143	75,385

Financing Activities:
Net proceeds from short-term borrowings	192,186	176,302
Repayment of DDTL facility	—	(110,250)
Proceeds from term loan facility	—	100,000
Proceeds from revolving loan facilities	105,000	45,000
Repayment of revolving loan facilities	(130,000)	(80,000)
Debt issuance costs	(3,851)	(5,544)
Fees paid to refinance the DDTL facility	—	(4,000)
Other, net	(67)	340
Net cash provided by financing activities	163,268	121,848

Effect of exchange rate changes on cash	(2,230)	3,894

Decrease in cash, cash equivalents, and restricted cash	(21,239)	(85,541)
Cash and cash equivalents at beginning of period	136,733	198,777
Restricted cash at beginning of period	2,176	2,537
Cash, cash equivalents, and restricted cash at end of period	$117,670	$115,773

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Other information:
Cash paid for income taxes, net	$6,604	$11,235
Cash paid for income taxes related to debt exchange	12,543	—
Cash paid for interest, net	43,881	37,906
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	83,278	70,662

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Leaf:
Product revenue	$585,801	$475,599	$1,036,739	$798,483
Processing and other revenues	37,326	30,342	62,821	48,084
Total sales and other operating revenues	623,127	505,941	1,099,560	846,567
All Other:
Total sales and other operating revenues	1,126	2,337	1,785	5,616
Total sales and other operating revenues	$624,253	$508,278	$1,101,345	$852,183

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(24,440)	$(23,330)	$(24,730)	$(24,541)
Additions	(238)	(860)	(558)	(1,025)
Write-offs and other adjustments	305	492	915	1,868
Balance, end of period	(24,373)	(23,698)	(24,373)	(23,698)
Trade receivables	258,052	228,722	258,052	228,722
Trade receivables, net	$233,679	$205,024	$233,679	$205,024

3. Restructuring and Asset Impairment Charges
The Company continued its focus on cost saving initiatives. The employee separation and asset impairment charges for the periods ended September 30, 2023 were primarily related to changes in the corporate organizational structure and the continued restructuring of certain leaf operations. The employee separation and asset impairment charges for the periods ended September 30, 2022 were primarily related to the restructuring of certain non-leaf agriculture operations. The following summarizes the Company's restructuring and asset impairment charges:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Employee separation charges	$1,254	$10	$1,294	$310
Asset impairment and other non-cash charges	—	4,035	—	4,035
Restructuring and asset impairment charges	$1,254	$4,045	$1,294	$4,345

4. Income Taxes
For each period presented, the Company's quarterly provision for income taxes is not calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. As of the end of the current period, market specific factors coupled with tax rate sensitivity caused the AETR method to produce an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined income tax expense as if each of the six-month interim periods reported were an annual period.

The effective tax rate for the six months ended September 30, 2023 and 2022 was 53.9% and 8.9%, respectively. For the six months ended September 30, 2023, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to a $6,658 increase in the Company's liability for unrecognized tax benefits in Africa, the impact of changes in valuation allowance for non-deductible interest, U.S. taxation of foreign earnings, and variations in the jurisdictional mix of earnings.

5. Earnings (Loss) Per Share
The following summarizes the computation of income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and diluted earnings (loss) per share:
Net income (loss) attributable to Pyxus International, Inc.	$8,095	$(1,537)	$8,899	$(16,200)
Shares:
Weighted average number of shares outstanding	25,000	25,000	25,000	25,000
Basic and diluted earnings (loss) per share	$0.32	$(0.06)	$0.36	$(0.65)

6. Inventories, Net
The following summarizes the composition of inventories, net:

	September 30, 2023	September 30, 2022	March 31, 2023
Processed tobacco	$646,757	$712,078	$498,398
Unprocessed tobacco	188,489	131,867	231,651
Other tobacco related	28,814	34,577	39,670
All Other	13,094	11,575	5,352
Total	$877,154	$890,097	$775,071

7. Equity Method Investments
The following summarizes the Company's equity method investments as of September 30, 2023:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabaco Exportadora SA	Brazil	Purchase and process tobacco	49%	43,599
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)

The following summarizes financial information for these equity method investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operations statement:
Sales	$81,455	$62,275	$126,287	$131,657
Gross profit	12,173	5,766	19,359	19,855
Net income	5,010	3,913	1,156	12,243
Company's dividends received	13,660	1	13,660	11,523

	September 30, 2023	September 30, 2022	March 31, 2023
Balance sheet:
Current assets	$453,711	$414,911	$419,229
Property, plant, and equipment and other assets	48,315	38,113	48,174
Current liabilities	386,646	336,815	323,899
Long-term obligations and other liabilities	2,487	2,463	3,887

8. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	September 30, 2023	September 30, 2022	March 31, 2023
Investments in variable interest entities	$80,067	$81,988	$93,754
Receivables with variable interest entities	12,754	1,882	2,617
Guaranteed amounts to variable interest entities (not to exceed)	61,132	64,448	68,265

9. Other Intangible Assets, Net
The following summarizes the changes in the Company's other intangible assets, net:

	Six Months Ended September 30, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.9 years	$20,482	$(1,088)	$19,394
Technology	4.8 years	8,875	(829)	8,046
Trade names	10.9 years	9,215	(404)	8,811
Total		$38,572	$(2,321)	$36,251

	Year Ended March 31, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.4 years	$23,568	$(3,086)	$20,482
Technology	5.2 years	11,471	(2,596)	8,875
Trade names	11.4 years	10,022	(807)	9,215
Total		$45,061	$(6,489)	$38,572

10. Debt Arrangements
The following summarizes debt and notes payable:

			September 30,	September 30,	March 31,
(in thousands)	Interest Rate		2023	2022	2023
Senior secured credit facilities:
ABL Credit Facility	7.6%	(1)	$—	$55,000	$25,000
Term Loan Facility (2)	12.3%	(1)	—	96,464	—

Senior secured notes:
10.0% Notes Due 2024 (3)	10.0%	(1)	20,085	272,621	19,931
8.5% Notes Due 2027 (4)	8.6%	(1)	254,076	—	253,483

Senior secured term loans:
Intabex Term Loans (5)	13.3%	(1)	186,424	$—	186,194
Pyxus Term Loans (6)	13.3%	(1)	133,170	$—	133,393
Exit Facility Loans (7)	12.0%	(1)	—	$221,606	—

Other Debt:
Other long-term debt	8.2%	(1)	436	574	504
Notes payable (8)	8.5%	(1)	570,036	548,490	382,544
Total debt			$1,164,227	$1,194,755	$1,001,049

Short-term (8)			$570,036	$548,490	$382,544
Long-term:
Current portion of long-term debt			$20,232	$140	$75
Long-term debt			573,959	646,125	618,430
Total			$594,191	$646,265	$618,505

Letters of credit			$6,783	$14,292	$11,684

(1) Weighted average rate for the trailing twelve months ended September 30, 2023 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) The amount outstanding at September 30, 2022 is net of original issue discount of $3,536. This Term Loan Facility was established through the refinancing of the DDTL Facility on July 28, 2022, which included a partial principal payment of $9,000 and an exit fee payment of $5,250. Subsequent to this refinancing, on February 6, 2023, the Term Loan Facility was exchanged for $102,000 (inclusive of a $2,000 exit fee) of Intabex Term Loans.

(3) On February 6, 2023, $260,452 of the 10.0% Notes due 2024 were exchanged for 8.5% Notes due 2027. The remaining 10.0% Notes due 2024 outstanding of $20,085 is net of a debt discount of $306, and are reported in the current portion of long-term debt. Total repayment at maturity is $20,391.

(4) Balance of $254,076 is net of a debt discount of $6,377. Total repayment at maturity is $260,452.
(5) Balance of $186,424 is net of a debt discount of $2,609. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(6) Balance of $133,170 is net of a debt premium of $2,620. Total repayment at maturity is $130,550.
(7) On February 6, 2023, $189,033, representing 40.0% of the Exit Facility Loans, were exchanged for Intabex Term Loans, and $130,550, representing the remaining 60.0% of the Exit Facility Loans, were exchanged for Pyxus Term Loans.

(8) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
On February 8, 2022, the Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended on May 23, 2023, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $100,000, subject to the limitations described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $120,000. The ABL Credit Facility matures, subject to extension on terms and conditions set forth in the ABL Credit Agreement, on February 8, 2027. A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At September 30, 2023, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
Pursuant to (i) an exchange offer (the "DDTL Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "DDTL Term Loans") under the Amended and Restated Term Loan Credit Agreement, effectuated pursuant to that certain Amendment and Restatement Agreement, dated as of June 2, 2022 (the "DDTL Credit Agreement"), by and among Intabex Netherlands B.V., as borrower ("Intabex"), the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto and (ii) an exchange offer (the "Exit Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "Exit Term Loans") under the Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the "Exit Term Loan Credit Agreement"), by and among Pyxus Holdings, as borrower, the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto, on February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for (i) $100,000 principal amount of the DDTL Term Loans, plus an additional $2,000 on account of the exit fee payable under the DDTL Credit Agreement and (ii) approximately $87,033 principal amount of Exit Term Loans, representing 40.0% of the outstanding principal amount thereof (including the applicable accrued and unpaid PIK interest thereon). The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At September 30, 2023, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon). The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At September 30, 2023, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on

February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the New Term Loans, the "New Secured Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At September 30, 2023, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

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

Pursuant to the Support Agreement, the Supporting Holders agreed to participate in the Debt Exchange Transactions. Based on a Schedule 13D/A filed with the SEC on January 4, 2023 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D/A filed with the SEC on January 23, 2023, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor and a representative of the Monarch Investor served as directors of Pyxus at the time the Company and its applicable subsidiaries entered into the Initial DDTL Credit Facility Agreement, the amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, effected borrowings under the Initial DDTL Credit Facility Agreement and the DDTL Credit Agreement and commenced the Debt Exchange Transactions. The Initial DDTL Credit Facility Agreement and the amendments thereto (including the DDTL Credit Agreement), any and all borrowings thereunder, the related guaranty transactions, the Support Agreement, and the Debt Exchange Transactions, including the Intabex Term Loan Credit Agreement, the Intabex Term Loans, the Pyxus Term Loan Credit Agreement, the Pyxus Term Loans, the 2027 Notes and the 2027 Notes Indenture were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

Other Outstanding Debt

2024 Notes
In conjunction with the Notes Exchange, Pyxus Holdings received consents from requisite holders of 2024 Notes to amend the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the 2024 Notes Indenture, (ii) eliminate the change of control repurchase obligation in the 2024 Notes Indenture, (iii) subordinate the 2024 Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the 2024 Notes. On February 6, 2023, the relevant parties to the 2024 Notes Indenture entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "2024 Notes Supplemental Indenture"), to the 2024 Notes Indenture, pursuant to which the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents were amended to effect these changes. The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At September 30, 2023, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture.

Foreign Seasonal Lines of Credit
Excluding all long-term credit agreements, the Company typically finances its foreign operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of September 30, 2023, the total borrowing capacity under individual foreign seasonal lines of credit range up to $159,394. As of September 30, 2023, the aggregate amount available for borrowing under the seasonal lines of credit was $130,214. At September 30, 2023, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $663,326, subject to limitations under the ABL Credit Agreement and the agreements governing the New Secured Debt. At September 30, 2023, $904 of cash was held on deposit as a compensating balance. At September 30, 2023, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

11. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under four accounts receivable securitization facilities, two of which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of September 30, 2023, the investment limit of this facility was $100,000 of trade receivables. For the other facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of September 30, 2023, the investment limit under the second facility was $110,000 of trade receivables. As of September 30, 2023, the investment limit under the third and fourth facilities were variable based on qualifying sales. As the servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As of September 30, 2023 and 2022, and March 31, 2023, trade receivables, net in the condensed consolidated balance sheets has been reduced by $10,014, $5,108, and $3,193 as a result of the net settlement, respectively. Refer to "Note 14. Fair Value Measurements" for additional information.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	September 30, 2023	September 30, 2022	March 31, 2023
Receivables outstanding in facility	$177,932	$149,523	$173,979
Beneficial interests	24,393	22,842	19,522

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Six Months Ended
	September 30,
	2023	2022
Cash proceeds:
Cash purchase price	$344,823	$320,256
Deferred purchase price	79,296	76,209

12. Guarantees
In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2023	September 30, 2022	March 31, 2023
Amounts guaranteed (not to exceed)	$93,554	$103,434	$152,032
Amounts outstanding under guarantee (1)	18,819	26,460	83,420
Fair value of guarantees	1,458	1,206	5,262
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	68	102	12,529
(1) Most of the guarantees outstanding at September 30, 2023 expire within one year.

13. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $1,386 and $2,820 from its derivative financial instruments in cost of goods and services sold for the three and six months ended September 30, 2023, respectively. The Company recorded a net gain of $1,848 and $2,710 from its derivative financial instruments in cost of goods and services sold for the three and six months ended September 30, 2022, respectively.

As of September 30, 2023 and 2022, and March 31, 2023, the Company recorded current derivative assets of $132, $0, and $3,970 within other current assets, respectively, and current derivative liabilities of $78, $531, and $0 within accrued expenses and other current liabilities, respectively.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	September 30, 2023	September 30, 2022	March 31, 2023
U.S. Dollar notional outstanding	$14,327	$32,000	$63,622

14. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023			September 30, 2022			March 31, 2023
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$132	$—	$132	$—	$—	$—	$3,970	$—	$3,970
Securitized beneficial interests	—	24,393	24,393	—	22,842	22,842	—	19,522	19,522
Total assets	$132	$24,393	$24,525	$—	$22,842	$22,842	$3,970	$19,522	$23,492
Financial Liabilities:
Derivative financial instruments	$78	$—	$78	$531	$—	$531	$—	$—	$—
Long-term debt(1)	481,248	507	481,755	417,542	577	418,119	523,758	514	524,272
Guarantees	—	1,458	1,458	—	1,206	1,206	—	5,262	5,262
Total liabilities	$481,326	$1,965	$483,291	$418,073	$1,783	$419,856	$523,758	$5,776	$529,534
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,641	$509	$5,764	$22,762	$660	$2,601
Issuances of sales of receivables/guarantees	—	—	1,200	—	—	481
Settlements	(40,198)	(2)	(4,206)	(39,395)	—	(808)
Additions	47,637	—	—	41,816	—	—
Losses recognized in earnings	(2,687)	—	(1,300)	(2,341)	(83)	(1,068)
Ending balance	$24,393	$507	$1,458	$22,842	$577	$1,206

	Six Months Ended
	September 30, 2023			September 30, 2022
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,522	$514	$5,262	$28,072	$246	$2,956
Issuances of sales of receivables/guarantees	—	—	2,254	—	—	687
Settlements	(73,381)	(7)	(4,761)	(72,756)	—	(1,343)
Additions	84,277	—	—	71,082	370	—
Losses recognized in earnings	(6,025)	—	(1,297)	(3,556)	(39)	(1,094)
Ending balance	$24,393	$507	$1,458	$22,842	$577	$1,206

For the six months ended September 30, 2023 and 2022, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $1,230 and $597, respectively.

15. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2023, the assessment for intrastate trade tax credits taken is $2,636 and the total assessment including penalties and interest is

$10,525. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2023, the assessment for intrastate trade tax credits taken is $2,275 and the total assessment including penalties and interest is $6,699. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $19,329 as of September 30, 2023. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

Other Matters
In addition to the above-mentioned matters, the Company or certain of its subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters. While the outcome of these matters cannot be predicted with certainty, they are being vigorously defended and the Company does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

16. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sale and purchase transactions with related parties:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	$10,399	$9,928	$21,217	$20,550
Purchases	63,110	50,555	101,899	76,396

The Company included the following related party balances in its condensed consolidated balance sheets:

	September 30, 2023	September 30, 2022	March 31, 2023	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$12,927	$2,657	$3,090	Other receivables
Accounts payable, related parties	46,987	13,537	20,438	Accounts payable
Advances from related parties	3,832	—	3,494	Advances from customers

Transactions with Significant Shareholders

As described in "Note 10. Debt Arrangements," funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") held 2024 Notes and/or Exit Term Loans, were parties to the Initial DDTL Facility Credit Agreement and amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, and received the New Secured Debt pursuant to the Debt Exchange Transactions.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of September 30, 2023 and 2022, and March 31, 2023, includes $9,480, $4,085, and $3,653, respectively, of interest payable to Investor-Affiliated Funds and CI Investments, Inc. ("CI Investments"), which is also a beneficial owner of greater than five percent of the Company's common stock. Interest expense as presented in the condensed consolidated statements of operations includes $10,294 and $20,369 for the three and six months ended September 30, 2023, respectively, and $8,133 and $16,230 for the three and six months ended September 30, 2022, respectively, that relates to the Investor-Affiliated Funds and CI Investments.

17. Segment Information
The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales and other operating revenues:
Leaf	$623,127	$505,941	$1,099,560	$846,567
All Other	1,126	2,337	1,785	5,616
Consolidated sales and other operating revenues	$624,253	$508,278	$1,101,345	$852,183

Segment operating income:
Leaf	$50,309	$35,800	$88,238	$47,429
All Other	(2,765)	(4,619)	(4,236)	(8,996)
Segment operating income	47,544	31,181	84,002	38,433

Restructuring and asset impairment charges	1,254	4,045	1,294	4,345
Consolidated operating income	$46,290	$27,136	$82,708	$34,088

	September 30, 2023	September 30, 2022	March 31, 2023
Segment assets:
Leaf	$1,697,063	$1,651,217	$1,544,798
All Other	45,391	46,848	37,665
Total assets	$1,742,454	$1,698,065	$1,582,463

18. Subsequent Event

Third Amendment to the ABL Credit Agreement
On October 24, 2023, the Company, the Borrowers, and Pyxus Parent entered into a Third Amendment to the ABL Credit Agreement (the "ABL Amendment"), with the lenders party thereto and PNC Bank, National Association, as Administrative Agent and Collateral Agent. The ABL Amendment amends the ABL Credit Agreement to, among other things:

•increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility from $100,000 to $120,000;
•create a grid based commitment fee applicable to unused amounts under the ABL Credit Facility from a rate of 0.375% per annum to a rate of (i) 0.25% per annum when the outstanding borrowings equal or exceed $60,000, and (ii) 0.375% per annum when the outstanding borrowings are less than $60,000;
•reduces the requirement for determining permitted repayment of the New Term Loans, the 2024 Notes and the 2027 Notes; and
•loosens the events triggering application of the cash dominion provisions of the ABL Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2023 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including the armed conflict between Israel and Hamas; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; we have identified material weaknesses related to our internal controls in certain prior years, and there can be no assurance that material weaknesses will not be identified in the future; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices; and impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes.

We do not undertake to update any forward-looking statements that we may make from time to time.

Overview
The Company is a global agricultural company with 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

Executive Summary
The momentum from first quarter continued through the second quarter. We delivered solid revenue improvement and increased profitability by exercising operating discipline, efficient management of working capital, and leveraging our geographic diversification. Undersupply conditions continue to support our strategy to drive operational improvements by compressing our operating cycles.

Results of Operations

Three Months Ended September 30, 2023 and 2022
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2023	2022	$	%
Sales and other operating revenues	$624.3	$508.3	116.0	22.8
Cost of goods and services sold	535.5	441.0	94.5	21.4
Gross profit*	88.7	67.3	21.4	31.8
Selling, general, and administrative expenses	40.0	35.0	5.0	14.3
Other expense, net	1.1	1.2	(0.1)	(8.3)
Restructuring and asset impairment charges	1.3	4.0	(2.7)	(67.5)
Operating income	46.3	27.1	19.2	70.8
Loss on pension settlement	—	2.6	(2.6)	(100.0)
Interest expense, net	33.0	28.8	4.2	14.6
Income tax expense (benefit)	7.6	(1.2)	8.8	733.3
Income from unconsolidated affiliates	2.1	1.6	0.5	31.3
Net (loss) income attributable to noncontrolling interests	(0.2)	—	(0.2)	(100.0)
Net income (loss) attributable to Pyxus International, Inc.*	$8.1	$(1.5)	9.6	640.0

Leaf:
Product revenue	$585.8	$475.6	110.2	23.2
Tobacco costs	484.7	388.7	96.0	24.7
Transportation, storage, and other period costs	22.2	23.9	(1.7)	(7.1)
Total cost of goods sold	506.9	412.5	94.4	22.9
Product revenue gross profit	78.9	63.1	15.8	25.0
Product revenue gross profit as a percent of sales	13.5%	13.3%

Kilos sold	111.7	101.4	10.3	10.2
Average price per kilo	$5.24	$4.69	0.55	11.7
Average cost per kilo	4.54	4.07	0.47	11.5
Average gross profit per kilo	0.70	0.62	0.08	12.9

Processing and other revenues	$37.3	$30.3	7.0	23.1
Processing and other revenues costs of services sold	27.2	23.0	4.2	18.3
Processing and other gross profit	10.1	7.3	2.8	38.4
Processing and other gross profit as a percent of sales	27.1%	24.2%

All Other:
Sales and other operating revenues	$1.2	$2.3	(1.1)	(47.8)
Cost of goods and services sold	1.4	5.4	(4.0)	(74.1)
Gross loss*	(0.3)	(3.1)	2.8	90.3
Gross loss as a percent of sales	(25.0)%	(132.5)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $508.3 million for the three months ended September 30, 2022 and $624.3 million for the three months ended September 30, 2023, an increase of $116.0 million, or 22.8%. This increase was primarily due to a 10.2% increase in leaf volume and a 11.7% increase in average price per kilo. The increase in leaf volume was primarily due to the accelerated timing of shipments from North America and South America and growth from Africa and Asia. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $441.0 million for the three months ended September 30, 2022 and $535.5 million for the three months ended September 30, 2023, an increase of $94.5 million, or 21.4%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales increased from 13.2% for the three months ended September 30, 2022 to 14.2% for the three months ended September 30, 2023. Average gross profit per kilo for product revenue was $0.62 for the three months ended September 30, 2022 and $0.70 for the three months ended September 30, 2023, an increase of $0.08 per kilo, or 12.9%. These increases were primarily due to product mix in South America and customer mix in Africa and Europe.

Selling, general, and administrative expenses were $35.0 million for the three months ended September 30, 2022 and $40.0 million for the three months ended September 30, 2023, an increase of $5.0 million, or 14.3%. This increase was primarily due to increased accrued bonus compensation and professional fees.

Income tax (benefit) expense was $(1.2) million for the three months ended September 30, 2022 and $7.6 million for the three months ended September 30, 2023, an increase of $8.8 million, or 733.3%. This increase was driven by an increase in the Company's liability for unrecognized tax benefits in Africa, the impact of changes in valuation allowance for non-deductible interest, U.S. taxation of foreign earnings, and variations in the jurisdictional mix of earnings.

Six Months Ended September 30, 2023 and 2022
	Six Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2023	2022	$	%
Sales and other operating revenues	$1,101.4	$852.2	249.2	29.2
Cost of goods and services sold	939.5	744.1	195.4	26.3
Gross profit*	161.8	108.1	53.7	49.7
Selling, general, and administrative expenses	74.1	69.6	4.5	6.5
Other expense, net	3.7	0.1	3.6	3,600.0
Restructuring and asset impairment charges	1.3	4.3	(3.0)	(69.8)
Operating income	82.7	34.1	48.6	142.5
Loss on deconsolidation/disposition of subsidiaries	—	0.6	(0.6)	(100.0)
Loss on pension settlement	—	2.6	(2.6)	(100.0)
Interest expense, net	63.8	54.3	9.5	17.5
Income tax expense (benefit)	10.2	(2.1)	12.3	585.7
(Loss) income from unconsolidated affiliates	(0.1)	5.3	(5.4)	(101.9)
Net (loss) income attributable to noncontrolling interests	(0.2)	0.1	(0.3)	(300.0)
Net income (loss) attributable to Pyxus International, Inc.*	$8.9	$(16.2)	25.1	154.9

Leaf:
Product revenue	$1,036.8	$798.5	238.3	29.8
Tobacco costs	847.7	654.6	193.1	29.5
Transportation, storage, and other period costs	42.8	44.5	(1.7)	(3.8)
Total cost of goods sold	890.5	699.1	191.4	27.4
Product revenue gross profit*	146.2	99.3	46.9	47.2
Product revenue gross profit as a percent of sales	14.1%	12.4%

Kilos sold	197.2	173.5	23.7	13.7
Average price per kilo	$5.26	$4.60	0.66	14.3
Average cost per kilo	4.52	4.03	0.49	12.2
Average gross profit per kilo	0.74	0.57	0.17	29.8

Processing and other revenues	$62.8	$48.1	14.7	30.6
Processing and other revenues costs of services sold	47.2	35.5	11.7	33.0
Processing and other gross profit	15.6	12.5	3.1	24.8
Processing and other gross profit as a percent of sales	24.8%	26.1%

All Other:
Sales and other operating revenues	$1.8	$5.6	(3.8)	(67.9)
Cost of goods and services sold	1.8	9.4	(7.6)	(80.9)
Gross loss	—	(3.8)	3.8	100.0
Gross loss as a percent of sales	—%	(67.8)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $852.2 million for the six months ended September 30, 2022 and $1,101.4 million for the six months ended September 30, 2023, an increase of $249.2 million, or 29.2%. This increase was primarily due to a 13.7% increase in leaf volume and a 14.3% increase in average price per kilo. The increase in leaf volume was primarily due to the accelerated timing of shipments from Africa, North America, and South America and growth from Africa and Asia. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $744.1 million for the six months ended September 30, 2022 and $939.5 million for the six months ended September 30, 2023, an increase of $195.4 million, or 26.3%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales increased from 12.7% for the six months ended September 30, 2022 to 14.7% for the six months ended September 30, 2023. Average gross profit per kilo for product revenue was $0.57 for the six months ended September 30, 2022 and $0.74 for the six months ended September 30, 2023, an increase of $0.17 per kilo, or 29.8%. These increases were primarily due to product mix in Asia and customer mix in Africa and Europe.

Selling, general, and administrative expenses were $69.6 million for the six months ended September 30, 2022 and $74.1 million for the six months ended September 30, 2023, an increase of $4.5 million, or 6.5%. This increase was primarily due to increased accrued bonus compensation and professional fees.

Interest expense, net was $54.3 million for the six months ended September 30, 2022 and $63.8 million for the six months ended September 30, 2023, an increase of $9.5 million, or 17.5%. This increase was due to higher average outstanding balances on seasonal credit lines from financing the purchase of greater volumes of more expensive green tobacco compared to the prior year, primarily in Africa and South America, and increased variable interest rates on foreign seasonal lines of credit.

Income tax (benefit) expense was $(2.1) million for the six months ended September 30, 2022 and $10.2 million for the six months ended September 30, 2023, an increase of $12.3 million, or 585.7%. This increase was driven by an increase in the Company's liability for unrecognized tax benefits in Africa, the U.S. taxation of foreign earnings, and variations in the jurisdictional mix of earnings.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, short-term borrowings under our foreign seasonal lines of credit, availability under our ABL Credit Facility, and cash collections from our securitized receivables. Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first three quarters of our fiscal year generally represent the peak of our working capital requirements.

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

Debt Financing
We continue to finance our business with a combination of short-term and long-term credit lines, the long-term debt securities, advances from customers, and cash from operations when available. See "Note 10. Debt Arrangements" and "Note 18. Subsequent Events" to the "Notes to Condensed Consolidated Financial Statements" for a summary of our short-term and long-term debt.

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

The following summarizes our total borrowing capacity at September 30, 2023 and 2022 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	September 30, 2023
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$100.0
Foreign seasonal lines of credit	652.8	130.2
Other long-term debt	0.6	0.2
Letters of credit	10.5	3.7
Total	$763.9	$234.1

	September 30, 2022
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$45.0
Foreign seasonal lines of credit	714.4	165.9
Other long-term debt	0.6	0.1
Letters of credit	18.4	4.1
Total	$833.4	$215.1

Net Debt
We refer to "Net debt," a non-GAAP measure, as total debt liabilities less cash and cash equivalents. We believe this non-GAAP financial measure is useful to monitor leverage and to evaluate changes to the Company's capital structure. A limitation associated with using net debt is that it subtracts cash and cash equivalents, and therefore, may imply that management intends to use cash and cash equivalents to reduce outstanding debt and that cash held in certain jurisdictions can be applied to repay obligations owing in other jurisdictions and without reduction for applicable taxes. In addition, net debt suggests that our debt obligations are less than the most comparable GAAP measure indicates. The following summarizes the computation of net debt:

(in millions)	September 30, 2023	September 30, 2022	March 31, 2023
Notes payable	$570.0	$548.5	$382.5
Current portion of long-term debt	20.2	0.1	0.1
Long-term debt (1)	574.0	646.1	618.4
Total debt liabilities*	$1,164.2	$1,194.8	$1,001.0
Less: Cash and cash equivalents	112.1	114.1	136.7
Net debt*	$1,052.1	$1,080.7	$864.3
* Amounts may not equal column totals due to rounding

(1) The fluctuation in long-term debt from September 30, 2022 and March 31, 2023 is due principally to the reclassification of the 10.0% Notes due August 24, 2024 from long-term debt to current portion of long-term debt in the current quarter. In addition, there have been net repayments on the outstanding indebtedness under the ABL Credit Facility for each of these periods. Weighted average borrowings outstanding under the ABL Credit Facility were $27.3 million and $53.5 million for the three and six months ended September 30, 2023, respectively.

For the six months ended September 30, 2023, the Company accelerated the purchase of higher volumes of tobacco against the rising costs of green tobacco through more efficient use of foreign seasonal credit lines. In addition, the Company expanded the number of securitization programs and increased the utilization of existing securitization facilities to collect cash from tobacco sales more quickly. This resulted in higher available amounts for use under foreign seasonal credit lines, and the ability to generate excess cash to fully repay indebtedness under the ABL Credit Facility as of September 30, 2023.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	September 30, 2023	September 30, 2022	March 31, 2023
Cash, cash equivalents, and restricted cash	$117.7	$115.8	$138.9
Trade and other receivables, net	261.3	220.6	202.7
Inventories and advances to tobacco suppliers	944.8	938.8	817.4
Recoverable income taxes	5.1	12.0	5.8
Prepaid expenses and other current assets	52.0	50.9	55.7
Total current assets*	$1,380.9	$1,338.1	$1,220.6

Notes payable	$570.0	$548.5	$382.5
Accounts payable	153.2	103.5	170.3
Advances from customers	46.1	43.8	42.5
Accrued expenses and other current liabilities	94.0	76.0	92.7
Income taxes payable	12.6	5.3	18.3
Operating leases payable	8.4	8.6	8.7
Current portion of long-term debt	20.2	0.1	0.1
Total current liabilities*	$904.4	$785.8	$715.1

Current ratio	1.5 to 1	1.7 to 1	1.7 to 1
Working capital	$476.5	$552.3	$505.5
* Amounts may not equal column totals due to rounding

Working capital declined from September 30, 2022 to September 30, 2023 by $75.8 million, or 13.7%, primarily due to higher outstanding amounts on foreign seasonal lines of credit in Africa and increased accounts payable balances in Asia and South America from financing the purchase of greater volumes of more expensive green tobacco compared to the prior year, as well as the reclassification of the remaining 10.0% Notes outstanding after the February 6, 2023 exchange due August 24, 2024 from long-term debt to current portion of long-term debt during the current-year quarter. The Company also utilized cash to fully repay indebtedness under the ABL Credit Facility, which is recorded within long-term debt in the condensed consolidated balance sheets.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	September 30, 2023	September 30, 2022	March 31, 2023
Committed	$622.1	$677.9	$479.4
Uncommitted	24.7	34.2	19.0
Total processed tobacco	$646.8	$712.1	$498.4

Total processed tobacco decreased from September 30, 2022 to September 30, 2023 by $65.3 million, or 9.2%, primarily due to higher sales of inventories. Uncommitted levels of processed tobacco continue to remain low, as undersupply conditions persist in the global tobacco market. See "Note 6. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with short-term foreign seasonal lines of credit, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 10. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of September 30, 2023, our cash, cash equivalents, and restricted cash was $117.7 million of which approximately $72.8 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Six Months Ended
	September 30,
(in millions)	2023	2022
Net income (loss)	$8.7	$(16.1)
Trade and other receivables	(143.2)	(48.4)
Inventories and advances to tobacco suppliers	(128.6)	(146.5)
Payables and accrued expenses	(10.3)	(76.6)
Advances from customers	3.6	(9.2)
Other	14.4	10.1
Net cash used in operating activities	$(255.4)	$(286.7)
Collections from beneficial interests in securitized trade receivables	79.3	76.2
Other	(6.2)	(0.8)
Net cash provided by investing activities	$73.1	$75.4
Net proceeds from short-term borrowings	192.2	176.3
Net repayment of revolving loan facilities	(25.0)	(35.0)
Other	(3.9)	(19.5)
Net cash provided by financing activities	$163.3	$121.8
Effect of exchange rate changes on cash	(2.2)	3.9
Decrease in cash, cash equivalents, and restricted cash*	$(21.2)	$(85.5)
* Amounts may not equal column totals due to rounding

The decrease in cash, cash equivalents, and restricted cash for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 improved by $64.3 million. This improvement was driven by increased sales volumes, which contributed to higher inventory turnover, as well as increased foreign seasonal lines of credit in Africa and South America and increased accounts payable balances in Asia and South America from financing the purchase of greater volumes of more expensive green tobacco compared to the prior year. In addition, costs incurred to refinance and partially pay down the DDTL Facility did not reoccur in the current period.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We incurred approximately $9.2 million in capital expenditures for the six months ended September 30, 2023, and are expecting to incur an additional $11.9 million for the remainder of the fiscal year ending March 31, 2024.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Six Months Ended
(in millions)	September 30, 2023
Contributions made during the period	$2.2
Contributions expected for the remainder of the fiscal year	2.5
Total	$4.7

No cash dividends were paid to shareholders during the six months ended September 30, 2023. As of September 30, 2023, the payment of dividends is restricted under the terms of our debt agreements.

Critical Accounting Policies and Estimates
As of the date of this report, there are no material changes to the critical accounting policies and estimates previously disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2023.

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

There were no changes that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 15. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

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

Pyxus International, Inc.

Date: November 14, 2023	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President Finance and Chief Accounting Officer
(Principal Accounting Officer)