Form 10-Q
period 2023-12-31
PYXUS INTERNATIONAL, INC.
filed 2024-02-14
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2023.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 31, 2024, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2023	2022	2023	2022
Sales and other operating revenues	$529,816	$655,553	$1,631,161	$1,507,736
Cost of goods and services sold	437,268	567,752	1,376,802	1,311,861
Gross profit	92,548	87,801	254,359	195,875
Selling, general, and administrative expenses	42,381	37,119	116,477	106,694
Other expense, net	2,323	9,040	6,036	9,106
Restructuring and asset impairment charges	85	35	1,379	4,380
Operating income	47,759	41,607	130,467	75,695
Loss on deconsolidation/disposition of subsidiaries	—	—	—	648
Loss on pension settlement	12,008	—	12,008	2,588
Interest expense, net	31,994	31,361	95,785	85,649
Income (loss) before income taxes and other items	3,757	10,246	22,674	(13,190)
Income tax expense	6,156	17,887	16,360	15,810
Income from unconsolidated affiliates	6,578	5,404	6,531	10,708
Net income (loss)	4,179	(2,237)	12,845	(18,292)
Net income attributable to noncontrolling interests	344	96	111	241
Net income (loss) attributable to Pyxus International, Inc.	$3,835	$(2,333)	$12,734	$(18,533)

Earnings (loss) per share:
Basic and diluted	$0.15	$(0.09)	$0.51	$(0.74)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000	25,000	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$4,179	$(2,237)	$12,845	$(18,292)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,185	4,855	1,347	1,001
Pension and other postretirement benefit plans	3,511	(78)	3,511	(1,640)
Cash flow hedges	(1,288)	(371)	(1,426)	(3,642)
Total other comprehensive income (loss), net of tax	4,408	4,406	3,432	(4,281)
Total comprehensive income (loss)	8,587	2,169	16,277	(22,573)
Comprehensive income attributable to noncontrolling interests	344	96	111	241
Comprehensive income (loss) attributable to Pyxus International, Inc.	$8,243	$2,073	$16,166	$(22,814)

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	December 31, 2023	December 31, 2022	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$90,245	$216,449	$136,733
Restricted cash	4,442	1,936	2,176
Trade receivables, net	227,529	205,991	185,351
Other receivables	11,988	16,336	17,387
Inventories, net	779,829	696,583	775,071
Advances to tobacco suppliers, net	87,790	79,669	42,305
Recoverable income taxes	4,604	7,053	5,815
Prepaid expenses	36,752	31,495	37,555
Other current assets	15,876	15,648	18,172
Total current assets	1,259,055	1,271,160	1,220,565
Investments in unconsolidated affiliates	93,619	94,099	100,750
Other intangible assets, net	35,030	39,732	38,572
Deferred income taxes, net	7,109	9,738	6,662
Long-term recoverable income taxes	2,648	3,444	2,863
Other noncurrent assets	31,687	43,086	43,761
Right-of-use assets	37,135	32,842	35,892
Property, plant, and equipment, net	135,097	136,556	133,398
Total assets	$1,601,380	$1,630,657	$1,582,463

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$472,972	$492,326	$382,544
Accounts payable	136,397	135,092	170,287
Advances from customers	42,589	30,826	42,472
Accrued expenses and other current liabilities	78,231	95,312	92,693
Income taxes payable	6,922	6,665	18,264
Operating leases payable	8,089	9,097	8,723
Current portion of long-term debt	20,251	97,282	75
Total current liabilities	765,451	866,600	715,058
Long-term taxes payable	2,678	4,850	4,978
Long-term debt	574,077	496,636	618,430
Deferred income taxes	5,992	12,770	9,900
Liability for unrecognized tax benefits	15,450	13,402	14,175
Long-term leases	27,523	23,663	25,581
Pension, postretirement, and other long-term liabilities	52,552	56,990	52,511
Total liabilities	1,443,723	1,474,911	1,440,633
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued shares (25,000 for all periods)	389,789	390,290	390,290
Retained deficit	(245,220)	(237,346)	(257,954)
Accumulated other comprehensive income (loss)	8,947	(477)	5,515
Total stockholders’ equity of Pyxus International, Inc.	153,516	152,467	137,851
Noncontrolling interests	4,141	3,279	3,979
Total stockholders’ equity	157,657	155,746	141,830
Total liabilities and stockholders’ equity	$1,601,380	$1,630,657	$1,582,463

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169
Net income (loss)	—	8,095	—	—	—	(199)	7,896
Other	—	—	—	—	—	493	493
Other comprehensive loss, net of tax	—	—	(1,545)	—	(1,000)	—	(2,545)
Balance, September 30, 2023	$390,290	$(249,055)	$(7,230)	$8,335	$3,434	$4,239	$150,013
Net income	—	3,835	—	—	—	344	4,179
Other	(501)	—	—	—	—	8	(493)
Dividends paid	—	—	—	—	—	(450)	(450)
Other comprehensive income (loss), net of tax	—	—	2,185	3,511	(1,288)	—	4,408
Balance, December 31, 2023	$389,789	$(245,220)	$(5,045)	$11,846	$2,146	$4,141	$157,657

Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net (loss) income	—	(14,663)	—	—	—	158	(14,505)
Other	—	—	—	—	—	(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	$390,290	$(233,476)	$(7,926)	$6,328	$4,846	$3,196	$163,258
Net loss	—	(1,537)	—	—	—	(13)	(1,550)
Other comprehensive loss, net of tax	—	—	(4,801)	(1,562)	(1,768)	—	(8,131)
Balance, September 30, 2022	$390,290	$(235,013)	$(12,727)	$4,766	$3,078	$3,183	$153,577
Net (loss) income	—	(2,333)	—	—	—	96	(2,237)
Other comprehensive income (loss), net of tax	—	—	4,855	(78)	(371)	—	4,406
Balance, December 31, 2022	$390,290	$(237,346)	$(7,872)	$4,688	$2,707	$3,279	$155,746

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
(in thousands)	December 31, 2023	December 31, 2022
Operating Activities:
Net income (loss)	$12,845	$(18,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,228	14,678
Debt amortization/interest	6,653	15,339
Loss on foreign currency transactions	5,500	3,657
Asset impairment charges	—	4,035
Loss on deconsolidation/disposition of subsidiaries	—	648
Loss on pension settlement	12,008	2,588
Income from unconsolidated affiliates, net of dividends	7,129	814
Changes in operating assets and liabilities, net
Trade and other receivables	(170,076)	(91,242)
Inventories and advances to tobacco suppliers	(50,256)	18,493
Deferred items	(2,695)	(14,670)
Recoverable income taxes	(263)	2,369
Payables and accrued expenses	(41,526)	(29,808)
Advances from customers	6,751	(22,236)
Prepaid expenses	4,357	9,041
Income taxes	(9,676)	1,301
Other operating assets and liabilities	2,948	4,442
Other, net	(14,761)	(11,756)
Net cash used in operating activities	(216,834)	(110,599)

Investing Activities:
Purchases of property, plant, and equipment	(14,351)	(9,931)
Proceeds from sale of property, plant, and equipment	3,602	2,213
Collections from beneficial interests in securitized trade receivables	127,298	122,638
Proceeds from settlement of debt claims from deconsolidated subsidiaries	—	2,011
Other, net	329	486
Net cash provided by investing activities	116,878	117,417

Financing Activities:
Net proceeds from short-term borrowings	93,411	116,492
Repayment of DDTL facility	—	(110,250)
Proceeds from term loan facility	—	100,000
Proceeds from revolving loan facilities	216,000	80,000
Repayment of revolving loan facilities	(241,000)	(170,000)
Debt issuance costs	(5,091)	(6,074)
Fees paid to refinance the DDTL facility	—	(4,000)
Other, net	(758)	309
Net cash provided by financing activities	62,562	6,477

Effect of exchange rate changes on cash	(6,828)	3,776

(Decrease) increase in cash, cash equivalents, and restricted cash	(44,222)	17,071
Cash and cash equivalents at beginning of period	136,733	198,777
Restricted cash at beginning of period	2,176	2,537
Cash, cash equivalents, and restricted cash at end of period	$94,687	$218,385

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
(in thousands)	December 31, 2023	December 31, 2022
Other information:
Cash paid for income taxes, net	$18,336	$14,455
Cash paid for income taxes related to debt exchange	12,543	—
Cash paid for interest, net	79,219	54,840
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	127,502	130,421

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
These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed on June 6, 2023. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

2. New Accounting Standards
Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU amends FASB Topic 280 to permit the disclosure of multiple measures of a segment's profit or loss, and requires an entity with a single reportable segment to apply FASB Topic 280 in its entirety. In addition, this ASU requires the following new segment disclosures:

•Significant segment expenses by reportable segment if regularly provided to the Chief Operating Decision Maker ("CODM") and included within the reported measure of segment profit or loss;
•Other segment items, which represents the difference between reported segment revenues less the significant segment expenses less reported segment profit or loss; and
•Title and position of the CODM.

Disclosures required under this new ASU and the existing segment profit or loss and assets disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The annual disclosure requirements are effective for the Company's fiscal year ending March 31, 2025, and the interim period disclosure requirements are effective beginning April 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact that this new accounting standard will have on its segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to provide more disaggregation of income tax information mainly related to the effective tax rate reconciliation and the income taxes paid disclosure requirements. Under the new accounting rules, the tabular effective tax rate reconciliation must include specific categories with certain reconciling items based on the expected tax further disaggregated by nature and/or jurisdiction. Income taxes paid, net of refunds received, must be broken out by federal, state, and foreign taxes, and further disaggregated by individual jurisdictions based on total income taxes paid. These new annual disclosure requirements are effective for the Company's fiscal year ending March 31, 2026. Early adoption is permitted. The Company is currently evaluating the impact that this new accounting standard will have on its income tax disclosures.

3. Revenue Recognition
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Leaf:
Product revenue	$500,529	$625,129	$1,537,268	$1,423,612
Processing and other revenues	28,543	27,128	91,364	75,212
Total sales and other operating revenues	529,072	652,257	1,628,632	1,498,824
All Other:
Total sales and other operating revenues	744	3,296	2,529	8,912
Total sales and other operating revenues	$529,816	$655,553	$1,631,161	$1,507,736

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Balance, beginning of period	$(24,373)	$(23,698)	$(24,730)	$(24,541)
Additions	(631)	(593)	(1,189)	(1,618)
Write-offs and other adjustments	168	201	1,083	2,069
Balance, end of period	(24,836)	(24,090)	(24,836)	(24,090)
Trade receivables	252,365	230,081	252,365	230,081
Trade receivables, net	$227,529	$205,991	$227,529	$205,991

4. Restructuring and Asset Impairment Charges
The Company continued its focus on cost-saving initiatives. The employee separation and asset impairment charges for the periods ended December 31, 2023 were primarily related to changes in the corporate organizational structure and the continued restructuring of certain leaf operations. The employee separation and asset impairment charges for the periods ended December 31, 2022 were primarily related to the restructuring of certain non-leaf agriculture operations. The following summarizes the Company's restructuring and asset impairment charges:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Employee separation charges	$85	$35	$1,379	$345
Asset impairment and other non-cash charges	—	—	—	4,035
Restructuring and asset impairment charges	$85	$35	$1,379	$4,380

5. Income Taxes
For each period presented, the Company's quarterly provision for income taxes is not calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. As of the end of the current period, market specific factors coupled with tax rate sensitivity caused the AETR method to produce an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under FASB ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined income tax expense as if each of the nine-month interim periods reported were an annual period.

The effective tax rate for the nine months ended December 31, 2023 and 2022 was 72.2% and (119.9)%, respectively. For the nine months ended December 31, 2023, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to increases in the Company's deferred tax valuation allowances, liability for unrecognized tax benefits, and variations in the jurisdictional mix of earnings.

6. Earnings (Loss) Per Share
The following summarizes the computation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Basic and diluted earnings (loss) per share:
Net income (loss) attributable to Pyxus International, Inc.	$3,835	$(2,333)	$12,734	$(18,533)
Shares:
Weighted average number of shares outstanding	25,000	25,000	25,000	25,000
Basic and diluted earnings (loss) per share	$0.15	$(0.09)	$0.51	$(0.74)

7. Inventories, Net
The following summarizes the composition of inventories, net:

	December 31, 2023	December 31, 2022	March 31, 2023
Processed tobacco	$659,028	$571,909	$498,398
Unprocessed tobacco	78,033	86,487	231,651
Other tobacco related	30,047	30,018	39,670
All Other	12,721	8,169	5,352
Total	$779,829	$696,583	$775,071

8. Equity Method Investments
The following summarizes the Company's equity method investments as of December 31, 2023:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabaco Exportadora SA	Brazil	Purchase and process tobacco	49%	43,299
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)

The following summarizes financial information for these equity method investments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operations statement:
Sales	$179,798	$165,621	$306,085	$297,278
Gross profit	29,087	25,340	48,446	45,195
Net income	14,066	11,625	15,222	23,867
Company's dividends received	—	—	13,660	11,523

	December 31, 2023	December 31, 2022	March 31, 2023
Balance sheet:
Current assets	$435,526	$395,381	$419,229
Property, plant, and equipment and other assets	47,922	41,000	48,174
Current liabilities	353,433	308,221	323,899
Long-term obligations and other liabilities	2,502	2,767	3,887

9. Variable Interest Entities
The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	December 31, 2023	December 31, 2022	March 31, 2023
Investments in variable interest entities	$86,889	$87,381	$93,754
Receivables with variable interest entities	—	145	2,617
Guaranteed amounts to variable interest entities (not to exceed)	11,113	68,193	68,265

10. Other Intangible Assets, Net
The following summarizes the changes in the Company's other intangible assets, net:

	Nine Months Ended December 31, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.7 years	$20,482	$(1,631)	$18,851
Technology	4.6 years	8,875	(1,306)	7,569
Trade names	10.7 years	9,215	(605)	8,610
Total		$38,572	$(3,542)	$35,030

	Year Ended March 31, 2023
	Weighted Average Remaining Useful Life	Beginning Carrying Amount, Net	Amortization Expense	Ending Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.4 years	$23,568	$(3,086)	$20,482
Technology	5.2 years	11,471	(2,596)	8,875
Trade names	11.4 years	10,022	(807)	9,215
Total		$45,061	$(6,489)	$38,572

11. Debt Arrangements
The following summarizes debt and notes payable:

			December 31,	December 31,	March 31,
(in thousands)	Interest Rate		2023	2022	2023
Senior secured credit facilities:
ABL Credit Facility	8.3%	(1)	$—	$—	$25,000
Term Loan Facility (2)	11.7%	(1)	—	97,177	—

Senior secured notes:
10.0% Notes Due 2024 (3)	10.0%	(1)	20,169	273,593	19,931
8.5% Notes Due 2027 (4)	8.6%	(1)	254,367	—	253,483

Senior secured term loans:
Intabex Term Loans (5)	13.4%	(1)	186,546	—	186,194
Pyxus Term Loans (6)	13.4%	(1)	133,053	—	133,393
Exit Facility Loans (7)	12.0%	(1)	—	222,620	—

Other Debt:
Other long-term debt	8.5%	(1)	193	528	504
Notes payable (8)	9.3%	(1)	472,972	492,326	382,544
Total debt			$1,067,300	$1,086,244	$1,001,049

Short-term (8)			$472,972	$492,326	$382,544
Long-term:
Current portion of long-term debt			$20,251	$97,282	$75
Long-term debt			574,077	496,636	618,430
Total			$594,328	$593,918	$618,505

Letters of credit			$4,670	$14,337	$11,684

(1) Weighted average rate for the trailing twelve months ended December 31, 2023 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) The amount outstanding at December 31, 2022 is net of original issue discount of $2,823. This Term Loan Facility was established through the refinancing of the DDTL Facility on July 28, 2022, which included a partial principal payment of $9,000 and an exit fee payment of $5,250. Subsequent to this refinancing, on February 6, 2023, the Term Loan Facility was exchanged for $102,000 (inclusive of a $2,000 exit fee) of Intabex Term Loans.

(3) On February 6, 2023, $260,452 of the 10.0% Notes due 2024 were exchanged for 8.5% Notes due 2027. The remaining 10.0% Notes due 2024 outstanding of $20,169 is net of a debt discount of $222, and are reported in the current portion of long-term debt. Total repayment at maturity is $20,391.

(4) Balance of $254,367 is net of a debt discount of $6,085. Total repayment at maturity is $260,452.
(5) Balance of $186,546 is net of a debt discount of $2,487. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(6) Balance of $133,053 is net of a debt premium of $2,503. Total repayment at maturity is $130,550.
(7) On February 6, 2023, $189,033, representing 40.0% of the Exit Facility Loans, were exchanged for Intabex Term Loans, and $130,550, representing the remaining 60.0% of the Exit Facility Loans, were exchanged for Pyxus Term Loans.

(8) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
On February 8, 2022, the Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The ABL Credit Agreement was amended on May 23, 2023 to extend the maturity of the ABL Credit Facility to February 8, 2027. The ABL Credit Agreement was amended on October 24, 2023 to, among other things:

•increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility to $120,000;
•adjust the fee payable on unused borrowing availability under the ABL Credit Facility from a rate of 0.375% per annum to a rate of (i) 0.25% per annum if the outstanding borrowings equal or exceed $60,000 and (ii) 0.375% per annum if the outstanding borrowings are less than $60,000;
•adjust the covenant restricting the prepayment of the New Term Loans, the 2024 Notes and the 2027 Notes (as such terms are defined below) to permit prepayments, subject to an aggregate limit of $100,000, based on excess borrowing availability under the ABL Credit Facility, after giving pro forma effect to the prepayment, being at least equal to a specified level, with an increased amount being permitted upon pro forma satisfaction of a minimum fixed charge coverage ratio;
•adjust the events triggering application of the cash dominion provisions of the ABL Credit Agreement, in the absence of an event of default, to be if (i) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) falls below the greater of $10,000 or 10% of the lesser of total commitments under the ABL Credit Facility at such time and the borrowing base at such time or (ii) Domestic Availability (as defined in the ABL Credit Agreement) being less than the greater of $20,000 or 20% of the lesser of total commitments under the ABL Credit Facility at such time and the borrowing base at such time, with similar adjustments to the events triggering termination of the application of the cash dominion provisions.

The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $120,000, subject to the limitations described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140,000. At December 31, 2023, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
Pursuant to (i) an exchange offer (the "DDTL Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "DDTL Term Loans") under the Amended and Restated Term Loan Credit Agreement, effectuated pursuant to that certain Amendment and Restatement Agreement, dated as of June 2, 2022 (the "DDTL Credit Agreement"), by and among Intabex Netherlands B.V., as borrower ("Intabex"), the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto and (ii) an exchange offer (the "Exit Facility Exchange") made to, and accepted by, holders of 100.0% of the outstanding term loans (the "Exit Term Loans") under the Exit Term Loan Credit Agreement, dated as of August 24, 2020 (the "Exit Term Loan Credit Agreement"), by and among Pyxus Holdings, as borrower, the guarantors party thereto, the administrative agent and collateral agent thereunder, and the several lenders from time to time party thereto, on February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for (i) $100,000 principal amount of the DDTL Term Loans, plus an additional $2,000 on account of the exit fee payable under the DDTL Credit Agreement and (ii) approximately $87,033 principal amount of Exit Term Loans, representing 40.0% of the outstanding principal amount thereof (including the applicable accrued and unpaid PIK interest thereon). The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At December 31, 2023, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon). The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At December 31, 2023, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the New Term Loans, the "New Secured Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023. At December 31, 2023, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

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

Other Outstanding Debt

2024 Notes
In conjunction with the Notes Exchange, Pyxus Holdings received consents from requisite holders of 2024 Notes to amend the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents to, among other things, (i) eliminate most of the restrictive covenants and certain of the affirmative covenants in the 2024 Notes Indenture, (ii) eliminate the change of control repurchase obligation in the 2024 Notes Indenture, (iii) subordinate the 2024 Notes in right of payment to existing and future senior indebtedness (including the New Secured Debt), (iv) eliminate certain events of default and (v) release all of the collateral securing the 2024 Notes. On February 6, 2023, the relevant parties to the 2024 Notes Indenture entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "2024 Notes Supplemental Indenture"), to the 2024 Notes Indenture, pursuant to which the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents were amended to effect these changes. The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At December 31, 2023, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture.

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its foreign operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of December 31, 2023, the total borrowing capacity under individual foreign seasonal lines of credit range up to $160,416. As of December 31, 2023, the aggregate amount available for borrowing under the seasonal lines of credit was $250,164. At December 31, 2023, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $700,260, subject to limitations under the ABL Credit Agreement and the agreements governing the New Secured Debt. At December 31, 2023, $976 of cash was held on deposit as a compensating balance. At December 31, 2023, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under four accounts receivable securitization facilities, two of which are subject to annual renewal. Under the first facility, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. As of December 31, 2023, the investment limit of this facility was $100,000 of trade receivables. For the other facilities, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. As of December 31, 2023, the investment limit under the second facility was $110,000 of trade receivables. As of December 31, 2023, the investment limit under the third and fourth facilities were variable based on qualifying sales. As the servicer of the first and second facilities, the Company may receive funds that are due to the unaffiliated financial institutions, which are net settled on the next settlement date. As of December 31, 2023 and 2022, and March 31, 2023, trade receivables, net in the condensed consolidated balance sheets has been reduced by $5,813, $12,280, and $3,193 as a result of the net settlement, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.
The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	December 31, 2023	December 31, 2022	March 31, 2023
Receivables outstanding in facility	$136,203	$270,042	$173,979
Beneficial interests	14,312	37,650	19,522

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Nine Months Ended
	December 31,
	2023	2022
Cash proceeds:
Cash purchase price	$481,858	$574,977
Deferred purchase price	127,298	122,638

13. Guarantees
In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2023	December 31, 2022	March 31, 2023
Amounts guaranteed (not to exceed)	$63,967	$129,837	$152,032
Amounts outstanding under guarantee (1)	38,083	48,376	83,420
Fair value of guarantees	1,703	1,752	5,262
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	42	113	12,529
(1) Most of the guarantees outstanding at December 31, 2023 expire within one year.

14. Derivative Financial Instruments
The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $1,548 and $4,368 from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2023, respectively. The Company recorded a net gain of $1,966 and $4,676 from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2022, respectively. As of December 31, 2023 and 2022, and March 31, 2023, the Company recorded current derivative assets of $0, $678, and $3,970 within other current assets, respectively.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	December 31, 2023	December 31, 2022	March 31, 2023
U.S. Dollar notional outstanding	$—	$32,000	$63,622

15. Fair Value Measurements
The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023			December 31, 2022			March 31, 2023
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$678	$—	$678	$3,970	$—	$3,970
Securitized beneficial interests	—	14,312	14,312	—	37,650	37,650	—	19,522	19,522
Total assets	$—	$14,312	$14,312	$678	$37,650	$38,328	$3,970	$19,522	$23,492
Financial Liabilities:
Long-term debt(1)	492,114	200	492,314	419,020	532	419,552	523,758	514	524,272
Guarantees	—	1,703	1,703	—	1,752	1,752	—	5,262	5,262
Total liabilities	$492,114	$1,903	$494,017	$419,020	$2,284	$421,304	$523,758	$5,776	$529,534
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	December 31,
	2023			2022
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$24,393	$507	$1,458	$22,842	$577	$1,206
Issuances of sales of receivables/guarantees	—	—	1,525	—	—	1,549
Settlements	(52,151)	(307)	(31)	(40,002)	—	(79)
Additions	44,754	—	—	60,310	—
Losses recognized in earnings	(2,684)	—	(1,249)	(5,500)	(45)	(924)
Ending balance	$14,312	$200	$1,703	$37,650	$532	$1,752

	Nine Months Ended
	December 31,
	2023			2022
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$19,522	$514	$5,262	$28,072	$246	$2,956
Issuances of sales of receivables/guarantees	—	—	3,779	—	—	2,236
Settlements	(125,532)	(314)	(4,792)	(112,758)	—	(1,422)
Additions	129,031	—	—	131,392	325	—
Losses recognized in earnings	(8,709)	—	(2,546)	(9,056)	(39)	(2,018)
Ending balance	$14,312	$200	$1,703	$37,650	$532	$1,752

For the nine months ended December 31, 2023 and 2022, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $1,551 and $2,252, respectively.

16. Pension and Other Postretirement Benefits
The Company terminated one of its defined benefit pension plans in the U.K. ("U.K. Pension Plan") during the three-month period ended December 31, 2023. The U.K. Pension Plan was over-funded. During the three-month period ended December 31, 2023, the Company utilized the surplus assets to pay termination fees and received a $1,106 cash distribution from the plan termination. The Company recorded a noncash pension settlement charge of $12,008 during the three and nine months ended December 31, 2023, which included the disposition of the U.K. Pension Plan assets and the reclassification of $3,511 unrecognized net pension losses, net of $1,170 tax benefit, within accumulated other comprehensive income (loss) into the Company's condensed consolidated statements of operations.

Termination of the U.S. Pension Plan occurred during the three months ended December 31, 2022. The Company settled benefits with vested participants that elected a lump sum payout and made a cash contribution of $5,300 to fully fund the U.S. defined benefit pension plan ("U.S. Pension Plan") liabilities that was used to purchase a group annuity contract to administer payments to the remaining U.S. Pension Plan participants. The Company recorded pension settlement charges of $0 and $2,588 for the three and nine months ended December 31, 2022, respectively, which included the reclassification of $1,562 unrecognized net pension gains within accumulated other comprehensive income (loss) into the Company's condensed consolidated statements of operations.

17. Contingencies and Other Information
Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2023, the assessment for intrastate trade tax credits taken is $2,727 and the total assessment including penalties and interest is $11,013. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2023, the assessment for intrastate trade tax credits taken is $2,353 and the total assessment including penalties and interest is $6,997. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $17,068 as of December 31, 2023. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

18. Related Party Transactions
The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sale and purchase transactions with related parties:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Sales	$567	$630	$21,784	$21,180
Purchases	60,034	56,661	161,933	133,057

The Company included the following related party balances in its condensed consolidated balance sheets:

	December 31, 2023	December 31, 2022	March 31, 2023	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$50	$770	$3,090	Other receivables
Accounts payable, related parties	31,921	39,640	20,438	Accounts payable
Advances from related parties	4,062	3,494	3,494	Advances from customers

Transactions with Significant Shareholders

As described in "Note 11. Debt Arrangements," funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") held 2024 Notes and/or Exit Term Loans, were parties to the Initial DDTL Facility Credit Agreement and amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, and received the New Secured Debt pursuant to the Debt Exchange Transactions.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of December 31, 2023 and 2022, and March 31, 2023, includes $4,091, $7,649, and $3,653, respectively, of interest payable to Investor-Affiliated Funds and CI Investments, Inc. ("CI Investments"), which is also a beneficial owner of greater than five percent of the Company's common stock. Interest expense as presented in the condensed consolidated statements of operations includes $10,314 and $30,683 for the three and nine months ended December 31, 2023, respectively, and $9,264 and $25,494 for the three and nine months ended December 31, 2022, respectively, that relates to the Investor-Affiliated Funds and CI Investments.

19. Segment Information
The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Sales and other operating revenues:
Leaf	$529,072	$652,257	$1,628,632	$1,498,824
All Other	744	3,296	2,529	8,912
Consolidated sales and other operating revenues	$529,816	$655,553	$1,631,161	$1,507,736

Segment operating income (loss):
Leaf	$49,183	$47,268	$137,421	$94,696
All Other	(1,339)	(5,626)	(5,575)	(14,621)
Segment operating income	47,844	41,642	131,846	80,075

Restructuring and asset impairment charges	85	35	1,379	4,380
Consolidated operating income	$47,759	$41,607	$130,467	$75,695

	December 31, 2023	December 31, 2022	March 31, 2023
Segment assets:
Leaf	$1,553,460	$1,587,806	$1,544,798
All Other	47,920	42,851	37,665
Total assets	$1,601,380	$1,630,657	$1,582,463

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2023 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including the armed conflict between Israel and Hamas and disruptions affecting Red Sea shipping; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; we have identified material weaknesses related to our internal controls in certain prior years, and there can be no assurance that material weaknesses will not be identified in the future; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices; and impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes.

We do not undertake to update any forward-looking statements that we may make from time to time.

Overview
The Company is a global agricultural company with over 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

Executive Summary
Through the nine months ended December 31, 2023, the Company continued to deliver revenue growth and improved profitability. Our operating discipline, improved working capital efficiency, and geographic diversification contributed to an increase in total processed tobacco compared to the prior year. Our uncommitted levels of processed tobacco remain low, as undersupply conditions persist in the global tobacco market.

Results of Operations

Three Months Ended December 31, 2023 and 2022
	Three Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2023	2022	$	%
Sales and other operating revenues	$529.8	$655.6	(125.8)	(19.2)
Cost of goods and services sold	437.3	567.8	(130.5)	(23.0)
Gross profit*	92.6	87.8	4.8	5.5
Selling, general, and administrative expenses	42.4	37.1	5.3	14.3
Other expense, net	2.3	9.0	(6.7)	(74.4)
Restructuring and asset impairment charges	0.1	—	0.1	100.0
Operating income	47.8	41.6	6.2	14.9
Loss on pension settlement	12.0	—	12.0	100.0
Interest expense, net	32.0	31.4	0.6	1.9
Income tax expense	6.2	17.9	(11.7)	(65.4)
Income from unconsolidated affiliates	6.6	5.4	1.2	22.2
Net income attributable to noncontrolling interests	0.3	0.1	0.2	200.0
Net income (loss) attributable to Pyxus International, Inc.*	$3.8	$(2.3)	6.1	265.2

Leaf:
Product revenues	$500.5	$625.1	(124.6)	(19.9)
Tobacco costs	394.6	510.2	(115.6)	(22.7)
Transportation, storage, and other period costs	23.2	32.8	(9.6)	(29.3)
Total cost of goods sold	417.8	543.0	(125.2)	(23.1)
Product revenue gross profit	82.7	82.1	0.6	0.7
Product revenue gross profit as a percent of sales	16.5%	13.1%

Kilos sold	100.0	129.4	(29.4)	(22.7)
Average price per kilo	$5.01	$4.83	0.18	3.7
Average cost per kilo	4.18	4.19	(0.01)	(0.2)
Average gross profit per kilo	0.83	0.64	0.19	29.7

Processing and other revenues	$28.6	$27.1	1.5	5.5
Processing and other revenues costs of services sold	19.4	20.5	(1.1)	(5.4)
Processing and other gross profit	9.2	6.6	2.6	39.4
Processing and other gross profit as a percent of sales	32.2%	24.3%

All Other:
Sales and other operating revenues	$0.7	$3.3	(2.6)	(78.8)
Cost of goods and services sold	0.1	4.2	(4.1)	(97.6)
Gross income (loss)	0.6	(0.9)	1.5	166.7
Gross income (loss) as a percent of sales	85.7%	(27.4)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $655.6 million for the three months ended December 31, 2022 and $529.8 million for the three months ended December 31, 2023, a decrease of $125.8 million, or 19.2%. This decrease was primarily due to a 22.7% decrease in leaf volume, partially offset by a 3.7% increase in average price per kilo. The decrease in leaf volume was primarily due to accelerated North America shipments from the current quarter into the first half of the fiscal year and delayed shipments from South America. The increase in average price per kilo was mainly due to higher tobacco prices.

Cost of goods and services sold were $567.8 million for the three months ended December 31, 2022 and $437.3 million for the three months ended December 31, 2023, a decrease of $130.5 million, or 23.0%. This decrease was mainly due to the decrease in sales and other operating revenues.

Gross profit as a percent of sales increased from 13.4% for the three months ended December 31, 2022 to 17.5% for the three months ended December 31, 2023. Average gross profit per kilo for product revenue was $0.64 for the three months ended December 31, 2022 and $0.83 for the three months ended December 31, 2023, an increase of $0.19 per kilo, or 29.7%. These increases were primarily due to a more favorable customer mix.

Selling, general, and administrative expenses were $37.1 million for the three months ended December 31, 2022 and $42.4 million for the three months ended December 31, 2023, an increase of $5.3 million, or 14.3%. This increase was primarily due to increased accrued bonus compensation.

Other expense, net was $9.0 million for the three months ended December 31, 2022 and $2.3 million for the three months ended December 31, 2023, a decrease of $6.7 million, or 74.4%. This decrease was mainly due to lower utilization of the Company's securitization programs.

Loss on pension settlement of $12.0 million for the three months ended December 31, 2023 was due to the termination of an over-funded defined benefit pension plan in the U.K. See "Note 16. Pension and Other Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income tax expense was $17.9 million for the three months ended December 31, 2022 and $6.2 million for the three months ended December 31, 2023, a decrease of $11.7 million, or 65.4%. This decrease was primarily due to deferred tax valuations allowances, the favorable net foreign exchange effect, and variations in the jurisdictional mix of earnings.

Nine Months Ended December 31, 2023 and 2022
	Nine Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2023	2022	$	%
Sales and other operating revenues	$1,631.2	$1,507.7	123.5	8.2
Cost of goods and services sold	1,376.8	1,311.9	64.9	4.9
Gross profit	254.4	195.9	58.5	29.9
Selling, general, and administrative expenses	116.5	106.7	9.8	9.2
Other expense, net	6.0	9.1	(3.1)	(34.1)
Restructuring and asset impairment charges	1.4	4.4	(3.0)	(68.2)
Operating income	130.5	75.7	54.8	72.4
Loss on deconsolidation/disposition of subsidiaries	—	0.6	(0.6)	(100.0)
Loss on pension settlement	12.0	2.6	9.4	361.5
Interest expense, net	95.8	85.6	10.2	11.9
Income tax expense	16.4	15.8	0.6	3.8
Income from unconsolidated affiliates	6.5	10.7	(4.2)	(39.3)
Net income attributable to noncontrolling interests	0.1	0.2	(0.1)	(50.0)
Net income (loss) attributable to Pyxus International, Inc.	$12.7	$(18.5)	31.2	168.6

Leaf:
Product revenue	$1,537.3	$1,423.6	113.7	8.0
Tobacco costs	1,242.4	1,164.8	77.6	6.7
Transportation, storage, and other period costs	66.0	77.8	(11.8)	(15.2)
Total cost of goods sold	1,308.4	1,242.7	65.7	5.3
Product revenue gross profit	228.9	181.0	47.9	26.5
Product revenue gross profit as a percent of sales	14.9%	12.7%

Kilos sold	297.2	302.9	(5.7)	(1.9)
Average price per kilo	$5.17	$4.70	0.47	10.0
Average cost per kilo	4.40	4.10	0.30	7.3
Average gross profit per kilo	0.77	0.60	0.17	28.3

Processing and other revenues	$91.4	$75.2	16.2	21.5
Processing and other revenues costs of services sold	66.5	56.1	10.4	18.5
Processing and other gross profit	24.9	19.1	5.8	30.4
Processing and other gross profit as a percent of sales	27.2%	25.4%

All Other:
Sales and other operating revenues	$2.5	$8.9	(6.4)	(71.9)
Cost of goods and services sold	1.9	13.1	(11.2)	(85.5)
Gross profit (loss)	0.6	(4.2)	4.8	114.3
Gross profit (loss) as a percent of sales	24.0%	(47.3)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $1,507.7 million for the nine months ended December 31, 2022 and $1,631.2 million for the nine months ended December 31, 2023, an increase of $123.5 million, or 8.2%. This increase was due to larger crop volumes in Africa and the timing of shipments in South America. Average price per kilo increased by 10.0% mainly due to higher tobacco prices.

Cost of goods and services sold were $1,311.9 million for the nine months ended December 31, 2022 and $1,376.8 million for the nine months ended December 31, 2023, an increase of $64.9 million, or 4.9%. This increase was mainly due to the increase in sales and other operating revenues. Average cost per kilo increased primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales increased from 13.0% for the nine months ended December 31, 2022 to 15.6% for the nine months ended December 31, 2023. Average gross profit per kilo for product revenue was $0.60 for the nine months ended December 31, 2022 and $0.77 for the nine months ended December 31, 2023, an increase of $0.17 per kilo, or 28.3%. These increases were primarily due to a more favorable customer and regional mix.

Selling, general, and administrative expenses were $106.7 million for the nine months ended December 31, 2022 and $116.5 million for the nine months ended December 31, 2023, an increase of $9.8 million, or 9.2%. This increase was primarily due to increased accrued bonus compensation and professional fees.

Interest expense, net was $85.6 million for the nine months ended December 31, 2022 and $95.8 million for the nine months ended December 31, 2023, an increase of $10.2 million, or 11.9%. This increase was due to higher variable interest rates.

Loss on pension settlement of $2.6 million for the nine months ended December 31, 2022 was attributable to the termination of a U.S. defined benefit pension plan in the period, while the loss on pension settlement of $12.0 million for the nine months ended December 31, 2023 was due to the termination of an over-funded defined benefit pension plan in the U.K. See "Note 16. Pension and Other Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

The following summarizes our total borrowing capacity at December 31, 2023 and 2022 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	December 31, 2023
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$120.0	$120.0
Foreign seasonal lines of credit	692.2	250.2
Other long-term debt	0.4	0.2
Letters of credit	8.1	3.4
Total	$820.7	$373.8

	December 31, 2022
(in millions)	Total Borrowing Capacity	Remaining Amount Available
ABL Credit Facility	$100.0	$100.0
Foreign seasonal lines of credit	711.2	218.9
Other long-term debt	0.6	0.1
Letters of credit	18.4	4.1
Total	$830.2	$323.1

The remaining amount available under the ABL Credit Facility increased $20.0 million when compared to the prior period as a result of the Company entering into the Third Amendment to the ABL Credit Agreement on October 24, 2023, which among other things, increased the aggregate amount of revolving loan commitments from $100.0 million to $120.0 million. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

(in millions)	December 31, 2023	December 31, 2022	March 31, 2023
Notes payable	$473.0	$492.3	$382.5
Current portion of long-term debt	20.3	97.3	0.1
Long-term debt (1)	574.1	496.6	618.4
Total debt liabilities*	$1,067.3	$1,086.2	$1,001.0
Less: Cash and cash equivalents	90.2	216.4	136.7
Net debt*	$977.1	$869.8	$864.3
* Amounts may not equal column totals due to rounding

(1) Includes amounts outstanding under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility were $51.0 million and $52.6 million for the three and nine months ended December 31, 2023, respectively.

For the nine months ended December 31, 2023, the Company accelerated the purchase of higher volumes of inventory against the rising costs of green tobacco through more efficient use of foreign seasonal credit lines and the ABL Credit Facility. Increased sales and other operating revenues for the nine months ended December 31, 2023 contributed to faster repayments on outstanding foreign seasonal lines when compared to the prior nine-month period, resulting in higher available amounts for use under foreign seasonal credit lines, and the ability to fully reduce indebtedness under the ABL Credit Facility as of December 31, 2023.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	December 31, 2023	December 31, 2022	March 31, 2023
Cash, cash equivalents, and restricted cash	$94.7	$218.4	$138.9
Trade and other receivables, net	239.5	222.3	202.7
Inventories and advances to tobacco suppliers	867.6	776.3	817.4
Recoverable income taxes	4.6	7.1	5.8
Prepaid expenses and other current assets	52.6	47.1	55.7
Total current assets*	$1,259.1	$1,271.2	$1,220.6

Notes payable	$473.0	$492.3	$382.5
Accounts payable	136.4	135.1	170.3
Advances from customers	42.6	30.8	42.5
Accrued expenses and other current liabilities	78.2	95.3	92.7
Income taxes payable	6.9	6.7	18.3
Operating leases payable	8.1	9.1	8.7
Current portion of long-term debt	20.3	97.3	0.1
Total current liabilities	$765.5	$866.6	$715.1

Current ratio	1.6 to 1	1.5 to 1	1.7 to 1
Working capital	$493.6	$404.6	$505.5
* Amounts may not equal column totals due to rounding

Working capital improved from December 31, 2022 to December 31, 2023 by $89.0 million, or 22.0%, primarily due to the reduction in the current portion of long-term debt from the February 6, 2023 debt exchange that extended maturities for most of the Company's term loans and senior secured notes. The Company also utilized cash in the current year for the purchase of more expensive green tobacco and faster repayments on outstanding foreign seasonal lines.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	December 31, 2023	December 31, 2022	March 31, 2023
Committed	$626.7	$543.2	$479.4
Uncommitted	32.3	28.7	19.0
Total processed tobacco	$659.0	$571.9	$498.4

Total processed tobacco increased from December 31, 2022 to December 31, 2023 by $87.1 million, or 15.2%, primarily due to larger crop sizes in Africa. Uncommitted levels of processed tobacco continue to remain low, as undersupply conditions persist in the global tobacco market. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of December 31, 2023, our cash, cash equivalents, and restricted cash was $94.7 million of which approximately $61.8 million was held in foreign jurisdictions, certain of which are subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Nine Months Ended
	December 31,
(in millions)	2023	2022
Net income (loss)	$12.8	$(18.3)
Trade and other receivables	(170.1)	(91.2)
Inventories and advances to tobacco suppliers	(50.3)	18.5
Other	(9.2)	(19.6)
Net cash used in operating activities	$(216.8)	$(110.6)
Collections from beneficial interests in securitized trade receivables	127.3	122.6
Other	(10.4)	(5.2)
Net cash provided by investing activities	$116.9	$117.4
Net proceeds from short-term borrowings	93.4	116.5
Net repayment of revolving loan facilities	(25.0)	(90.0)
Other	(5.8)	(20.0)
Net cash provided by financing activities	$62.6	$6.5
Effect of exchange rate changes on cash	(6.8)	3.8
(Decrease) increase in cash, cash equivalents, and restricted cash*	$(44.2)	$17.1
* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 decreased by $61.3 million. This decrease was driven by increased receivables from greater sales of processed tobacco near the end of the quarter, resulting in lower utilization of securitization programs, purchases of greater volume of more expensive green tobacco, and faster repayments on outstanding foreign seasonal lines. These decreases were partially offset by improved profitability and lower net repayments on the ABL Credit Facility.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We incurred approximately $14.4 million in capital expenditures for the nine months ended December 31, 2023, and are expecting to incur an additional $6.7 million for the remainder of the fiscal year ending March 31, 2024.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Nine Months Ended
December 31,
(in millions)	2023
Contributions made during the period	$3.3
Contributions expected for the remainder of the fiscal year	1.4
Total	$4.7

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the nine months ended December 31, 2023. As of December 31, 2023, the payment of such dividends is restricted under the terms of our debt agreements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2023.

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

There were no changes that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.01	Third Amendment to ABL Credit Agreement dated as of October 24, 2023 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: February 14, 2024	/s/ Philip C. Garofolo
Philip C. Garofolo
Vice President Finance and Chief Accounting Officer
(Principal Accounting Officer)