Form 10-K
period 2024-03-31
PYXUS INTERNATIONAL, INC.
filed 2024-06-06
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒			Emerging growth company	☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 29, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12.9 million based on the closing price of the common stock as reported on the OTC Pink Marketplace.

As of May 31, 2024, there were 24,999,947 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders (to be held August 15, 2024) of the registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Company Overview
This Annual Report on Form 10-K (this "Annual Report") is being filed by Pyxus International, Inc. (the "Company," "Pyxus," "we," or "us"). Pyxus is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients, principally leaf tobacco. The Company has one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of respective balances for the Leaf segment. All Other revenue is primarily composed of revenue from the sale of e-liquids and non-tobacco agriculture products. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to the Consolidated Financial Statements" for additional information.

Leaf Tobacco Operations
Our leaf tobacco revenues are principally comprised of sales of processed leaf tobacco and fees charged for processing and related services to manufacturers of tobacco products. Our leaf tobacco operations deal primarily in flue-cured, burley, and oriental tobaccos that are used in international cigarette brands.

We purchase tobacco on five continents and ship to customers globally. We primarily purchase tobacco directly from suppliers. In those instances, we assume the risk of matching the quantities and grades required by our customers to the crop we must purchase under contract.

Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers, who generally operate small farms, then utilize these inputs to grow tobacco, which we are contractually obligated to purchase as long as the supplier meets our specifications. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

Our agronomists maintain frequent contact with suppliers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. As a result of various factors including weather, not all suppliers are able to settle the entire amount of advances through delivery of tobacco in a given crop year. Throughout the crop cycle, we monitor events that may impact the suppliers’ ability to deliver tobacco. If we determine we will not be able to recover the original cost of the advances with deliveries of the current crop, or future crop deliveries, the unit cost of tobacco received is increased when unrecoverable costs are within a normal range or expensed immediately when they are above a normal range. The normal range is based on our historical results.

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers as the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. Accordingly, our production facilities are located in proximity to our principal sources of tobacco. We process tobacco in Company-owned and third-party facilities around the world, including in Argentina, Brazil, China, India, Indonesia, Jordan, Macedonia, Malawi, Tanzania, Thailand, Turkey, United States, and Zimbabwe. After processing, whole leaves, bundles, strips or stems, and scrap where applicable, are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

We utilize contracts, joint ventures, and other arrangements for the purchase of tobacco grown in other countries that produce export-quality flue-cured and burley tobacco. The majority of the tobacco we purchase is sourced from the African, Asian, and South American regions in which we operate. The approximate percentage of tobacco purchases from these regions were as follows:

	Years Ended March 31,
	2024	2023	2022
Africa	33%	30%	31%
Asia	19%	21%	20%
South America	28%	26%	23%

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. Refer to "Note 28. Segment Information" to the "Notes to Consolidated Financial Statements" for additional information regarding customers, and their respective affiliates, that account for more than 10% of our annual revenues. We delivered approximately 18% of our tobacco sales to customers in Africa, approximately 36% to customers in Asia, and approximately 31% to customers in Europe for the year ended March 31, 2024. The remaining sales of leaf tobacco are to customers located in other geographic regions of the world.

Competition
Leaf tobacco industry competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. Pyxus is one of only two global, publicly held leaf tobacco merchants. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco. In addition to the primary global independent leaf tobacco merchants, there are a number of other global, regional or national competitors. These include local independent leaf merchants that have low fixed costs and overhead, and some of our cigarette manufacturing customers that have vertically integrated operations in certain markets.

We have long-standing relationships with growers across the globe that we contract directly with in order to procure tobacco. We realize our grower base is critical to our ability to provide sustainable, compliant crops that meet the specific requirements of our customers. We strive to maintain strong and productive relationships with our growers by providing them with agronomic expertise, which includes training on good agricultural practices to support high-quality and high-yielding crops, and training on our agricultural labor practices that sets human rights standards by which they are expected to comply. Our commitment to conducting business in accordance with international standards and practices related to human rights, and in an ethical and environmentally responsible manner gives our customers confidence that we can satisfy their demand requirements through a sustainable and compliant value chain.

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal and vary by market and tobacco variety. Tobacco grown in North America is purchased, processed, and marketed generally during the five-month period beginning in July and ending in November. Tobacco grown in South America is usually purchased, processed, and marketed from January through July and, for tobacco grown in Africa, from March through September. Other tobacco markets around the world have similar purchasing and processing activities, although at different times of the year. During the purchasing, processing and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers, and short-term notes payable, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. At March 31, the end of our fiscal year, the seasonal components of our working capital primarily reflect foreign-grown tobacco operations.

Track and Trace Technology
In connection with our leaf tobacco operations, the Company uses a proprietary "track and trace" platform, branded as SENTRI®, which we believe provides transparency into the lifecycle of agricultural products by monitoring information and obtaining data related to the growth, cultivation, harvest, processing, formulation, testing, and release of individual batches of products. By obtaining data on products at each stage of the supply chain, SENTRI® permits proactive decision-making for both the Company and its leaf tobacco customers. The key features of SENTRI® include:

•Product Tracking: Data collection and tracking at various stages in the product lifecycle permits customers to gain an understanding of where products originate from, how they were produced, and the product testing data to understand ingredients and the product journey.
•Control and Visibility: With access to increased data regarding the supply chain, we are able to monitor quality control at various points in the product route to market.
•Sustainability Commitments: SENTRI® incorporates visibility into the practices and procedures of the product supply chain.

•Lot Number Tracking: We are able to track specific products through the manufacturing process by lot number with full visibility to our customers. This provides more information about the product, its origin, and other information relevant to quality control and product transparency.
•Agronomic Services: SENTRI® utilizes an experienced team of agronomists to track data and insights regarding growing practices.

Regulation
See "Item 1A. Risk Factors" for a discussion of applicable government regulation of leaf tobacco.

All Other
We are also engaged in the sale of e-liquids and non-tobacco agriculture products, which represented less than 1% of our consolidated revenues for each of the fiscal years ended March 31, 2024, 2023, and 2022. These operations have been combined and reported in an "All Other" category included for purposes of reconciliation of respective balances for the Leaf segment. See "Note 28. Segment Information" for additional information.

Human Capital Management
Our workforce is one of our most important stakeholder groups and is critical to achieving our purpose – to transform people’s lives so that together we can grow a better world. The attraction, development, and retention of talent enables us to make progress against our business strategy. It is essential that we create and maintain a culture of conducting business in an ethical and responsible manner. It is for these reasons that we dedicate resources to employee engagement, focus on creating a safe workplace, and recognize employees for the results that they deliver.

As of March 31, 2024, we employed approximately 3,000 people, excluding seasonal employees, in our worldwide operations. We maintain positive relationships with the Company’s employees and their respective organizations. We have collective bargaining agreements in place in many of the countries in which we operate and we have long-term agreements in-place in certain jurisdictions to resolve disputes through binding arbitration.

Oversight and Management
Our Human Resources department is responsible for managing employment-related matters, including recruiting, hiring, onboarding, compensation, performance management, advancement, succession planning, and professional and learning development. Our Board of Directors provides oversight of various matters pertaining to our workforce. The Compensation Committee of the Board of Directors is responsible for executive compensation matters and oversight of the risks and programs related to talent management. Our Human Rights Policy and Code of Business Conduct highlight our commitment to diversity, inclusion, fairness, safety, and equal opportunity in all aspects of employment.

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

Environmental Compliance
We are aware of the impact our business activities have on the environment, and we understand that climate change will have a long-term impact on our business, our employees, suppliers, and the communities in which they live. We have committed to reducing our environmental impact from our operations and working with our contracted growers to apply sustainable agricultural methods and practices. Additional information regarding our activities related to our sustainability strategy can be found in our Sustainability Report, which is published on our website.

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
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually may account for a significant portion of our sales in a normal year. For the year ended March 31, 2024, Philip Morris International Inc., China National Tobacco Corporation, and Japan Tobacco International each accounted for 10% or more of our total sales and other operating revenues. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease customer demand for our leaf tobacco or processing services. The loss of one or more of our significant customers could have a material adverse effect on our financial results.

Vertical integration by our customers could materially adversely affect our financial performance.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers make the decision to significantly vertically integrate their operations, through the acquisition of our competitors, establishing new operations, contracting directly with suppliers, or otherwise. In general, our results of operations have not been adversely affected by vertical integration initiatives, and some customers have reversed certain aspects of their previous vertical integration of operations. However, further vertical integration by our customers could have a material adverse effect on our financial performance.

Shifts in customer requirements for sourcing tobacco may negatively affect our organizational structure, asset base, and results of operations.
If our customers significantly alter their requirements for tobacco volumes from certain regions, we may have to change our production facilities and alter our fixed asset base in certain origins. Shifts in sourcing of tobacco may occur as a result of currency fluctuations, including changes in currency exchange rates against the United States Dollar ("USD"), the imposition of tariffs and other changes in international trade policies. We may not be able to timely or efficiently adjust to shifts in sourcing origins. We have incurred, and may continue to incur, restructuring charges as we continue to adjust to shifts in sourcing. Adjusting our capacity and adjusting to shifts in sourcing may have an adverse impact on our ability to manage our costs and could have an adverse effect on our financial performance. In addition, certain of our most significant customers, including Philip Morris International Inc. and British American Tobacco, have publicly announced intentions to move toward smoke-free products, with smoke-free products replacing traditional cigarettes. Generally, smoke-free products require less tobacco in production than traditional cigarettes. An increasing trend toward the replacement of traditional cigarettes with smoke-free products, whether driven by our customers or by consumers, could materially adversely affect our results of operations.

Our financial results will vary according to growing conditions, customer indications, and other factors, which significantly impacts our ability to forecast our quarterly and annual financial performance.
Our financial results may be significantly affected by fluctuations in tobacco growing seasons and crop sizes, which affect the supply of tobacco. Crop sizes may be affected by, among other things, precipitation levels, crop infestation and disease, the volume of annual tobacco plantings and yields realized by suppliers, and suppliers' elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors. The unpredictability may be exacerbated by the effects of climate change, which could increase the likelihood or severity of disruptive weather events.

The cost of acquiring tobacco can fluctuate greatly due to crop sizes and increased competition in certain markets in which we purchase tobacco. For example, short crops in periods of high demand translate into higher average green prices, higher throughput costs, and less volume to sell. Furthermore, large crops translate into lower average green prices, lower throughput costs, and excess volume to sell.

The timing and unpredictability of customer indications, orders, and shipments cause us to keep tobacco in inventory, increase our risk, and result in variations in financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping, increased spot-prices for shipping leading vessel operators to reduce cargo allocations of our customers' containers covered by lower-priced, long-term shipping arrangements, as well as infrastructure and accessibility issues in ports we use for shipment. We may, from time to time in the ordinary course of business, keep a significant amount of processed tobacco in inventory for our customers. Control is transferred and revenue is recognized for the sale of inventory at a point in time, in accordance with the shipping terms of the contract. As individual shipments may represent significant amounts of revenue, our financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

Loss of confidence in us by our customers and suppliers may have a material adverse impact on our business, financial condition, results of operations, and cash flows.
If our customers and suppliers lose confidence in us, they may seek to establish alternative commercial relationships. In addition, in such circumstances, our suppliers, vendors, counterparties, and service providers may seek to renegotiate the terms of our agreements, attempt to terminate their relationships with us or require financial assurances from us. If our suppliers, vendors, and other providers require stricter terms and conditions, we may not find these terms and conditions acceptable. Failure to timely obtain or sell suitable inventory at competitive prices could materially adversely affect our businesses, financial condition, liquidity, and results of operations.

Suppliers who have historically grown tobacco may elect to grow other crops instead of tobacco, which affects the world supply of tobacco and may impact our financial performance.
Increases in the prices for other crops have led, and may in the future lead, suppliers who have historically grown tobacco to elect to grow other, more profitable, crops instead of tobacco. A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco. As a result, we could experience an increase in tobacco crop acquisition costs, which may impact our financial performance.

Our advancement of inputs to tobacco suppliers could expose us to losses.
Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice, and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if they meet our specifications. These advances to tobacco suppliers are settled as part of the consideration paid upon the suppliers delivering us unprocessed tobacco at market prices. Two primary factors determine the market value of the tobacco suppliers deliver to us: the quantity of tobacco delivered and the quality of the tobacco delivered, both of which are subject to factors outside of our control at the time we make advances to suppliers. Unsatisfactory quantities or quality of the tobacco delivered could result in losses with respect to advances to our tobacco suppliers or the deferral of those advances.

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
Like other agricultural products, the quality of tobacco is affected by weather and the environment, which can change the quality or size of the crop. If a weather event is severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by customers. In addition, the potential impact of climate change is uncertain and may vary by geographic region. The possible effects could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels, all of which may be of greater permanence than typical weather fluctuations. Some or all of these impacts could adversely affect the ability of farmers in the regions in which we source leaf tobacco to continue to produce crops of acceptable quality and in sufficient quantities. Their inability to do so could materially adversely affect our operations, results of operations, and financial condition.

In addition, other items can affect the marketability of tobacco, including, among other things, the presence of non-tobacco related material, genetically modified organisms, and excess residues of pesticides, fungicides, and herbicides. A significant event impacting the condition or quality of a large amount of the tobacco crops we buy could make it difficult for us to sell such tobacco or to fill our customers’ orders.

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing, and financing of tobacco. The loss or substantial reduction of one or more of our significant customer could reduce our earnings. Although Pyxus is one of only two primary global independent publicly held leaf tobacco merchants, cigarette manufacturers also buy tobacco directly from local and regional suppliers. We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Continued high inflation may adversely affect our profitability and the demand for our leaf tobacco products.
The economies of the United States ("U.S.") and other nations have recently experienced higher levels of consumer price inflation. Continued inflationary pressures may continue to increase our costs, including the cost of leaf tobacco that we purchase. If these increased costs cannot successfully be passed on to our customers then our profitability and results of operations may be adversely affected. In addition, since our leaf tobacco products are used in the manufacturing of tobacco consumer goods, consumer behavior that deprioritizes the purchase of tobacco consumer goods in response to inflationary increases in the price of such goods could result in reduced overall demand for consumer tobacco products and consequently for the leaf tobacco we provide to manufacturers, which could materially adversely affect our profitability, results of operations, and financial position.

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

In 2006, as a result of the political environment, economic instability, foreign currency controls, and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company LTD ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016. MTC utilizes local currencies for local transactions that are exchanged at a government specified rate with USD. To convert these currencies to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe, which are subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC.

In recent years, economic problems in certain countries where we have international operations have experienced significant devaluation and appreciation of the local currency and inflation, including the classification of the Argentina, Turkey, and Zimbabwe economies as highly inflationary. Devaluation and appreciation of the local currency and inflation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have had or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

Further, the imposition of governmental sanctions or other restrictions may preclude us from continuing to sell to certain customers or to source leaf tobacco from certain jurisdictions and could have a material adverse effect on our profitability, results of operations, and financial position.

We are subject to the Foreign Corrupt Practices Act (the "FCPA") and we operate in jurisdictions that pose a high risk of potential FCPA violations.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Certain of our customers, including China National Tobacco Corporation, are state-owned and their officers and employees may qualify as foreign officials under the FCPA. In addition, we operate in a number of jurisdictions that pose a high risk of potential FCPA violations. Although our corporate policy prohibits foreign bribery and we have adopted procedures to promote compliance, we cannot assure you that our policy or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees, and intermediaries with respect to our business or any businesses that we acquire. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls, the imposition of a compliance monitor at our expense, potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations, and liquidity. Investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition, and results of operations.

Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could adversely affect our business.
Our multinational operations are taxed under the laws of the countries and other jurisdictions in which we operate. Changes in tax laws or in their application could lead to an increased risk of international tax disputes and an increase in our effective tax rate, which could adversely affect our financial results. The integrated nature of our worldwide operations can produce conflicting claims from revenue authorities in different countries as to the profits to be taxed in the individual countries. Many of the jurisdictions in which we operate have double tax treaties with other foreign jurisdictions, which provide a framework for mitigating the impact of double taxation. However, procedures developed to resolve such conflicting claims are largely untried and may be lengthy. Accruals for tax contingencies are made based on experience, interpretations of tax law, and judgments about potential actions by tax authorities. Due to the complexity of tax contingencies, the ultimate resolution of any tax matter may result in payments materially different from the amounts accrued.

We do business in countries that have tax regimes in which the current rules are not clear, are not consistently applied and are subject to sudden change. Our subsidiaries are and may in the future be subject to audit, investigation, or other tax controversies. While the outcome of such matters cannot be predicted with certainty, we do not currently expect that such matters will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

In 2019, the Organization for Economic Co-operation and Development (OECD) launched an initiative on behalf of the G20 to minimize profit shifting by working toward a global tax framework to ensure that corporate income taxes are paid where consumption takes place, in addition to introducing a global standard on minimum taxation combined with new tax dispute resolution processes. The implementation of these new global principles begins in 2024. However, some countries have announced postponement of implementation to 2025, while others have not taken steps toward implementation. The OECD is issuing guidelines that are different, in some respects, from long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact the Company’s provision for income taxes and cash tax liability.

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
We rely on information technology ("IT") systems, including systems hosted by third-party service providers. For example, our enterprise resource planning system and our domestic employee payroll system are hosted by external service providers. Although we have disaster recovery plans and intrusion preventive mitigating tools and services in-place, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. The failure or disruption of our IT systems to perform as anticipated could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance, and financial condition.

We cannot assure you that material weaknesses will not be identified in the future.
In certain prior years, we identified material weaknesses in our internal control over financial reporting. Although we intend to continue to aggressively monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and/or publicly traded debt and could also require additional restatements of our prior reported financial information. In addition, because we are not an "accelerated filer" under applicable SEC regulations, we are not required to obtain and present a report of our independent accounting firm with respect to the effectiveness of our internal control over financial reporting and we have not obtained such a report with respect to an evaluation of our internal controls as of March 31, 2024 and, accordingly, no such report is included in this Form 10-K.

Regulations regarding environmental matters may affect us by substantially increasing our costs and exposing us to potential liability.
We are subject to environmental, health, and safety laws and regulations in each jurisdiction in which we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. We may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. We may not have been, nor may be able to be at all times, in full compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, we face inherent risks of environmental liability at our current and historical production sites. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal, or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, we may discover new facts or conditions that may change our expectations or be faced with changes in environmental laws or their enforcement that would impose additional liabilities. Furthermore, our costs of complying with current and future environmental, health, and safety laws, or our liabilities arising from past or future releases of, or exposure to, regulated materials, may have a material adverse effect on our business, financial condition, and results of operations.

Increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social, and governance ("ESG") policies, including sustainability policies, may impose additional costs on us or expose us to additional risks.
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

In addition, a number of governments have implemented or are considering implementing due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. The European Union proposed broad due diligence reporting requirements for all industries operating within Europe. The United States has called for a broader and more robust approach to labor compliance in foreign jurisdictions, which could include some of our strategic origins. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.

Our e-liquids business faces inherent risk of exposure to product liability claims, regulatory action, and litigation if its products are alleged to have caused significant loss, injury, or death.
As a manufacturer and distributor of products that are ingested or otherwise consumed by humans, our e-liquids business faces the risk of exposure to product liability claims, regulatory action, and litigation (including class proceedings and individual proceedings) if its products are alleged to have caused loss, injury, or death. Our e-liquids business may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness, or death, made false, misleading or impermissible claims, failed to include adequate labeling and instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of these e-liquids products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our e-liquids business may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against our e-liquids business could result in increased costs and could adversely affect its reputation and goodwill with its consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company's becoming subject to significant liabilities that are uninsured.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of e-liquids and other vaping products, and others involved in the vaping industry, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls, or other product-related issues. The United States has a highly active plaintiffs’ bar. Recent years have seen a number of purported class action lawsuits in the United States against manufacturers and distributors of e-liquids and other vaping products. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes and sells, and its business environment.

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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2024, we had approximately $1,017.3 million in aggregate principal amount of indebtedness. Our substantial debt could have important consequences, including:
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
We may be able to incur substantial additional indebtedness in the future to the extent permitted under our existing credit arrangements. As of March 31, 2024, $431.6 million was available for borrowing under our short and long-term credit facilities. If new debt is added to our current debt levels, the risks discussed above could intensify.

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
We face a number of risks, such as changes in economic conditions, pandemics, changes in the leaf tobacco market, changes in regulations affecting the tobacco industry, other changes in demand for our products, and increasing expenses. We may need to raise additional funds through public or private debt or equity financing or other various means to fund our business, both at a holding-company level and the local short-term credit lines that fund the operating needs of our non-U.S. local leaf tobacco subsidiaries. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed, or on favorable terms, or at all.

Developments with respect to our liquidity needs and sources of liquidity could result in a deficiency in liquidity.
Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix and shipping requirements, crop size, and quality. Our leaf tobacco business is seasonal. Purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly during the fiscal year. We anticipate periods in the next twelve months during which our liquidity needs will approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations (including as a result of delays with respect to the anticipated timing of shipments of leaf tobacco and the availability of capital resources and an inability to renew or refinance short-term operating lines of credit and other short-term indebtedness), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may continue to undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

Derivative transactions may expose us to potential losses and counterparty risk.
We may, from time to time, enter into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions may be financial institutions or affiliates of financial institutions, and we would be subject to risks that these counterparties default under these transactions. In some of these transactions, our exposure to counterparty credit risk may not be secured by any collateral. Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy. If one or more of the counterparties to one or more of our derivative transactions not secured by collateral becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. We cannot assure you of the financial stability or viability of our counterparties.

Risks Related to the Ownership of Our Common Stock

Certain shareholders have the ability to exercise controlling influence on various corporate matters.
Two shareholders and their respective affiliates, Glendon Capital Management LP (together with its affiliates, the "Glendon Investor") and Monarch Alternative Capital LP (together with its affiliates, the "Monarch Investor;" the Glendon Investor and the Monarch Investor are together referred to as the "Significant Shareholders") beneficially own in the aggregate approximately 56% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of a Shareholders Agreement dated as of August 24, 2020 among the Company and certain shareholders, including the Significant Shareholders, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement have agreed to take the necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that each of the Glendon Investor and the Monarch Investor hold a significant amount of our senior secured indebtedness. Circumstances may occur in which the interests of the Significant Shareholders could be in conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

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
The tobacco industry continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows, and financial condition.

These issues, some of which are more fully discussed below, include:

•governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;
•smoking and health litigation against tobacco product manufacturers;
•increased consumer acceptance of electronic cigarettes and other smoke-free products;
•tax increases on consumer tobacco products;
•potential prohibition on the sale of menthol cigarettes in the United States or other jurisdictions;
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
•other tobacco product legislation that may be considered by Congress, the states, municipalities, and other countries; and
•the impact of consolidation among multinational cigarette manufacturers.

Legislation, regulatory, and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services.
The Tobacco Control Act, which amended the Food, Drug, and Cosmetic Act, extends the authority of the Food and Drug Administration ("FDA") to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product, although the FDA issued guidance to the industry announcing its intent to enforce the latter requirements until further notice. The FDA adopted regulations under the act establishing requirements for the sale, distribution, and marketing of cigarettes, as well as package warnings and advertising limitations.

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

The full impact of the act, including regulations adopted thereunder, the recently proposed regulations, and any further regulatory action to implement the act, is uncertain. However, if the effect of the act and FDA regulations under the act is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows, and financial condition.

Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the U.S. and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease, and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. More recent reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the U.S., the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence. Numerous state and municipal governments have taken and others may take actions to diminish the social acceptance of smoking of tobacco products, including banning smoking in certain public and private locations.

A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes to discourage cigarette smoking and to ban flavored tobacco products. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries and menthol and other flavored cigarettes are banned in the European Union and the United Kingdom. Further, in February 2005, the World Health Organization ("WHO") treaty, the Framework Convention for Tobacco Control ("FCTC"), entered into force. This treaty, which the WHO reports has been signed or otherwise ratified by 181 nations, requires party nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

Due to the present regulatory and legislative environment, a substantial risk exists that tobacco product sales may decline. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.

The impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes, if they are adopted and become effective, is uncertain, but they could materially adversely affect our business, results of operations, and financial condition.
The FDA recently announced its plan to publish a proposed rule that would prohibit the sale of cigarettes in the U.S. other than cigarettes having significantly reduced levels of nicotine. The definitive provisions of such a proposed rule have not yet been announced and any rule proposal is subject to public comment prior to being adopted by the FDA. Accordingly, the terms of any such final rule are uncertain and the date of effectiveness of such a rule is also uncertain. While the FDA announced that reducing the nicotine levels of cigarettes would reduce consumption of cigarettes by future generations and facilitate current smokers to stop consuming cigarettes, it is uncertain whether such potential regulations, if they are adopted and become effective, will have such effect. While the impact of such potential regulations on the Company is also uncertain, such regulations, if they are adopted and become effective, could materially adversely affect our business, results of operations, and financial condition.

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

Regulations impacting our customers that change the requirements for leaf tobacco or restrict their ability to sell their products would inherently impact our business. We have implemented a proprietary "track and trace" system that gathers data on leaf product beginning at the farm level to assist our customers’ collection of raw material information to support leaf traceability and customer testing requirements. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation. Despite our capabilities, the extent to which governmental actions will affect our business, financial condition, results of operations, and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted.

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
The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices. For example, we were the subject of an investigation by the Antitrust Division of the U.S. Department of Justice into certain buying practices alleged to have occurred in the industry, we were named defendants in an antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets, and we were the subject of an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Italy, Greece, Spain, and potentially other countries.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy
The Company recognizes the importance of maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our information security framework leverages information and guidance from external sources and is managed by an internal team, led by the Cybersecurity Manager. This team provides updates on the overall effectiveness of the cybersecurity framework, including information on cyber threats and incidents, to the Information Services leadership team consisting of the Executive Vice President ("EVP") - Global Business & Information Services, Vice President ("VP") Information Services, and Senior Director of Information Technology Operations and Governance. We take a multi-layered, risk-based approach to our security controls to prevent, detect, and respond to cybersecurity threats. Our capabilities, processes, and security measures include, and are not limited to:
•reactive endpoint protection to detect and prevent virus and malware threats;
•network perimeter firewalls, including malware prevention;
•e-mail scanning to prevent spam and phishing campaigns;
•vulnerability scanning and remediation of vulnerabilities based on priority;
•logical access controls, including multi-factor authentication;
•incident response procedures; and
•disaster recovery protocols.

The Company educates its workforce as part of our security awareness program to understand the risks and potential impacts cybersecurity threats pose to our business, and ways employees can remain vigilant to prevent cybersecurity incidents from occurring. The program includes annual employee acknowledgement of security related policies, ongoing communication about prevalent vulnerabilities, security awareness training, and simulated phishing campaigns.

We maintain strategic partnerships with third-party service providers to enhance our security measures and improve resilience against cybersecurity threats. Annual penetration tests are conducted by a third party to evaluate existing security measures and identify improvements. Additionally, the Company engages a managed detection and response service to monitor our information systems environment, identify suspicious activity, and perform actions to prevent or stop attacks.

The Company maintains a cybersecurity insurance policy that provides coverage for potential losses arising from a cybersecurity incident. Although we maintain cybersecurity insurance, there can be no guarantee that our policy will cover all losses or all types of claims that may arise from such incidents.

Governance
Our processes for assessing, identifying, and managing material risks from cybersecurity are included in our Enterprise Risk Management ("ERM") program. Oversight of the Company's ERM program resides with the Audit Committee and our Board of Directors. The Audit Committee regularly reviews the results from the Company's ERM program with management. The

Company's Board of Directors receive updates from the EVP – Global Business & Information Services regarding cybersecurity framework developments and information that may impact the Company’s cybersecurity posture.

The Company’s EVP – Global Business & Information Services reports to the Chief Executive Officer and has 35 years of experience leading information technology functions, which includes information security and incident management prevention and response. Under the direction of the EVP – Global Business & Information Services and the Chief Executive Officer, the internal team within the Company's Information Services department analyzes cybersecurity risks, considers industry trends, and implements controls, as appropriate, to mitigate these risks.

Impact of Cybersecurity Risks and Threats
As of the date of this Annual Report on Form 10-K, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that a material cybersecurity incident will not occur in the future. Additional information on cybersecurity risks are discussed in "Item 1A. Risk Factors," which should be read in conjunction with the foregoing information.

Item 2. Properties

Our corporate headquarters are leased and are located in Morrisville, North Carolina. We operate our leaf tobacco processing facilities for seven to nine months per year corresponding with the applicable harvesting seasons. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand. The following is a listing of the principal physical properties owned or leased that are material to our leaf operations as of March 31, 2024:

Location	Use	Owned or Leased
North America
Wilson, North Carolina, USA	Factory / Storage	Owned
Farmville, North Carolina, USA	Storage	Owned
South America
Venancio Aires, Brazil	Factory / Storage	Owned
Ararangua, Brazil	Factory / Storage	Owned
El Carril, Argentina	Storage	Owned
Europe
Kavadarci, North Macedonia	Factory / Storage	Leased
Aqaba, Jordan	Factory / Storage	Leased
Africa
Lilongwe, Malawi	Factory / Storage	Owned
Morogoro, Tanzania	Factory / Storage	Owned
Harare, Zimbabwe	Factory / Storage	Owned
Asia
Ngoro, Indonesia	Factory / Storage	Owned

Item 3. Legal Proceedings

Refer to "Note 23. Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pyxus’ common stock is traded on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc., under the symbol "PYYX". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. As of March 31, 2024, the outstanding shares of our common stock were held by one shareholder of record and there were approximately 800 beneficial holders of our common stock.

The declaration of future dividends on shares of common stock of Pyxus is at the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors, as well as restrictions under applicable law, and our debt agreements. Refer to "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

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

Executive Summary
The Company grew sales and other operating revenues for the year ended March 31, 2024 by 6.1% to $2,032.5 million from $1,914.9 million for the year ended March 31, 2023. This growth was fueled by an increase in average pricing of 10.5%, despite a 4.4% reduction in kilo volumes sold when compared to fiscal 2023. Gross margin as a percent of sales in fiscal year 2024 improved to 15.4% compared to 13.6% in fiscal year 2023.

The results obtained in fiscal year 2024 enabled the Company to eliminate certain of its long-term debt, which included the purchase of $77.9 million aggregate principal amount of the 2027 Notes for $60.0 million in March 2024, and the purchase of $10.3 million aggregate principal amount of the Pyxus Term Loans for $9.1 million in May 2024.

Overview
Pyxus is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. The Company has one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the results of the Leaf reportable segment to the consolidated results. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to the Consolidated Financial Statements" for additional information.

Results of Operations

Years Ended March 31, 2024 and 2023

	Years Ended March 31,
Consolidated*			Change
(in millions, except per kilo amounts)	2024	2023	$	%
Sales and other operating revenues	$2,032.5	$1,914.9	117.6	6.1
Cost of goods and services sold	1,720.2	1,653.9	66.3	4.0
Gross profit	312.3	261.0	51.3	19.7
Gross profit as a percent of sales	15.4%	13.6%
Selling, general, and administrative expenses	$160.9	$151.5	9.4	6.2
Other expense, net	9.4	11.0	(1.6)	(14.5)
Restructuring and asset impairment charges	4.8	4.7	0.1	2.1
Operating income	137.2	93.8	43.4	46.3
Loss on deconsolidation/disposition of subsidiaries	—	0.6	(0.6)	**
Loss on pension settlement	12.0	2.6	9.4	**
(Gain) loss on debt retirement	(15.9)	—	(15.9)	**
Interest expense, net	125.6	113.2	12.4	11.0
Income tax expense	27.3	34.1	(6.8)	(19.9)
Income from unconsolidated affiliates, net	15.0	18.5	(3.5)	(18.9)
Net income attributable to noncontrolling interests	0.5	0.9	(0.4)	(44.4)
Net income (loss) attributable to Pyxus International, Inc.	$2.7	$(39.1)	41.8	106.9

Leaf:
Product revenue	$1,912.4	$1,812.2	100.2	5.5
Tobacco costs	1,535.3	1,474.0	61.3	4.2
Transportation, storage, and other period costs	89.1	98.9	(9.8)	(9.9)
Total cost of goods sold	1,624.4	1,572.9	51.5	3.3
Product revenue gross profit	288.0	239.3	48.7	20.4
Product revenue gross profit as a percent of sales	15.1%	13.2%

Kilos sold	370.7	387.8	(17.1)	(4.4)
Average price per kilo	$5.16	$4.67	0.49	10.5
Average cost per kilo	4.38	4.06	0.32	7.9
Average gross profit per kilo	0.78	0.61	0.17	27.9

Processing and other revenues	$117.2	$88.4	28.8	32.6
Processing and other revenues costs of services sold	89.6	64.0	25.6	40.0
Processing and other gross profit	27.6	24.4	3.2	13.1
Processing and other gross profit as a percent of sales	23.5%	27.6%

All Other:
Sales and other operating revenues	$2.9	$14.3	(11.4)	(79.7)
Cost of goods and services sold	6.2	16.9	(10.7)	(63.3)
Gross loss	(3.3)	(2.6)	(0.7)	(26.9)
Gross loss as a percent of sales	(113.8)%	(18.2)%
*Dollar and percentage changes may not calculate exactly due to rounding. **Not meaningful for comparison purposes.

Sales and other operating revenues increased $117.6 million, or 6.1%, to $2,032.5 million for the year ended March 31, 2024 from $1,914.9 million for the year ended March 31, 2023. This increase was due to a 10.5% increase in average price per kilo driven by higher tobacco prices, partially offset by a 4.4% decrease in kilo volume primarily due to the timing of shipments from Africa.

Cost of goods and services sold increased $66.3 million, or 4.0%, to $1,720.2 million for the year ended March 31, 2024 from $1,653.9 million for the year ended March 31, 2023. This increase was driven by a 7.9% increase in average cost per kilo primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales increased to 15.4% for the year ended March 31, 2024 from 13.6% for the year ended March 31, 2023. Average gross profit per kilo increased 27.9% primarily due to more favorable customer and regional mix and the dilution of fixed costs from increased processing and other revenues.

Selling, general, and administrative expenses increased $9.4 million, or 6.2%, to $160.9 million for the year ended March 31, 2024 from $151.5 million for the year ended March 31, 2023. This increase was primarily due to increased accrued bonus compensation and travel expenses. These increases were partially offset by lower professional service fees driven by strategic cost cutting initiatives.

Operating income of $137.2 million for the year ended March 31, 2024 increased $43.4 million, or 46.3%, from operating income of $93.8 million for the year ended March 31, 2023. This increase was mainly due to increased average leaf gross margin per kilo.

Loss on pension settlement of $12.0 million for the year ended March 31, 2024 was due to the termination of an over-funded defined benefit pension plan in the U.K. See "Note 22. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

Gain (loss) on debt retirement of $15.9 million for the year ended March 31, 2024 was due to the repurchase of $77.9 million aggregate principal amount of the 2027 Notes for $60.0 million, a 23.0% discount to par. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Interest expense, net was $125.6 million for the year ended March 31, 2024 and $113.2 million for the year ended March 31, 2023, an increase of $12.4 million, or 11.0%. This increase was due to higher average balances outstanding and increased variable interest rate costs on seasonal lines of credit.

Income tax expense decreased $6.8 million, or 19.9%, to $27.3 million for the year ended March 31, 2024 from $34.1 million for the year ended March 31, 2023. This decrease was primarily due to $20.8 million of non-recurring expense associated with a valuation allowance for deferred assets recognized in conjunction with the debt exchange transactions completed in February 2023 and the favorable impact of foreign currency. This decrease was partially offset by increased tax expense from operations and non-recurring uncertain tax benefits reserves. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information regarding the debt exchange transactions completed in February 2023.

Comparison of the Fiscal Year Ended March 31, 2023 to the Fiscal Year Ended March 31, 2022

For a comparison of our results of operations for the years ended March 31, 2023 to March 31, 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 6, 2023.

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

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt instruments and securities, advances from customers, and cash from operations when available. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for a summary of our short-term and long-term debt.

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

Senior Secured Debt

ABL Credit Facility
Our wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, which was subsequently amended on May 23, 2023 and October 24, 2023. The ABL Credit Agreement establishes an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $120.0 million, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20.0 million uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140.0 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:
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

At March 31, 2024, no borrowings under the ABL Credit Facility were outstanding and $120.0 million was available for borrowing under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2024 were $48.8 million.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Bloomberg-Short-Term Bank Yield Index rate ("BSBY"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted BSBY Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 25.0 basis points if the outstanding borrowings equal or exceed $60.0 million and 37.5 basis points if the outstanding borrowings are less than $60.0 million.

The ABL Credit Facility matures on February 8, 2027. As of March 31, 2024, there are no amounts outstanding under the ABL Credit Facility.

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

Cash Dominion. Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below the greater of $10.0 million or 10% of the lesser of total commitments under the ABL Credit Facility at such time and the borrowing base at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than the greater of $20.0 million or 20% of the lesser of total commitments under the ABL Credit Facility at such time and the borrowing base at such time, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, no event of default is continuing and, for a period of 30 consecutive days, Excess Availability is equal to or greater than the greater of $10.0 million or 10% of the lesser of total commitments under the ABL Credit Facility and the borrowing base, or (iii) if arising as a result of Domestic Availability being less than the threshold, no event of default is continuing and, for a period of 30 consecutive days, Domestic Availability is greater than $20.0 million or 20% of the lesser of total commitments under the ABL Credit Facility and the borrowing base.

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

On March 31, 2024, the Borrowers were in compliance with all covenants under the ABL Credit Agreement. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

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

On March 31, 2024, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130.6 million (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon).

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

On March 31, 2024, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

On March 21, 2024, Pyxus Holdings entered into an agreement (the "Debt Repurchase Agreement") with certain holders of its senior debt which included the right of Pyxus Holdings, at its option, to purchase from such holders $10.3 million aggregate principal amount of the Pyxus Term Loans for $9.1 million, a 12.0% discount to par value, plus accrued and unpaid interest and specified customary fees. On April 12, 2024, Pyxus Holdings exercised its right to purchase such Pyxus Term Loans. See "Note 27. Related Party Transactions" and "Note 29. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

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

On March 31, 2024, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Pursuant to the Debt Repurchase Agreement entered into on March 21, 2024, Pyxus Holdings agreed to purchase from the holders of its senior debt party to the Debt Repurchase Agreement $77.9 million aggregate principal amount of the 2027 Notes for $60.0 million, a 23.0% discount to par value, plus accrued and unpaid interest and specified customary fees. The Debt Repurchase Agreement also included the right of Pyxus Holdings, at its option, to purchase from such holders an additional $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par value, plus accrued and unpaid interest and customary fees. The purchase of $77.9 million aggregate principal amount of the 2027 Notes pursuant to the Debt Repurchase Agreement was completed on March 28, 2024. On April 12, 2024, Pyxus Holdings exercised its right under the Debt Repurchase Agreement to purchase such additional $34.2 million aggregate principal amount of the 2027 Notes. See "Note 27. Related Party Transactions" and "Note 29. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. On March 27, 2024, Alliance One International Tabak B.V. was merged with and into Intabex.

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

The obligations under the New Secured Debt share a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (as defined below) subject to the payment waterfall pursuant to the intercreditor arrangements described below. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

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

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the New Term Loans (including, in any event, each holder holding at least 20.0% of the New Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the New Term Loans as of the date of determination), second, after repayment in full of the New Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the New Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection and credit bidding. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

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

The holders of senior debt that are parties to the Debt Repurchase Agreement entered into on March 21, 2024 are funds affiliated with the Monarch Investor and of which the Monarch Investor is the investment advisor. The Debt Repurchase Agreement and the transactions contemplated thereby, including the exercise by Pyxus Holdings of its right to purchase the Pyxus Term Loans and additional 2027 Notes thereunder, were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

See "Note 17. Debt Arrangements" and "Note 27. Related Party Transactions" to the "Notes to Consolidated Financial Statements" for additional information.

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

The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At March 31, 2024, the remaining 2024 Notes outstanding is $20.2 million, net of a debt discount of $0.1 million. The total repayment amount due at maturity is $20.4 million.

On March 31, 2024, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Foreign Seasonal Lines of Credit
Excluding its long-term credit arrangements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2024, the total borrowing capacity under individual foreign seasonal lines of credit range up to $155.0 million. At March 31, 2024, the aggregate outstanding borrowings of the Company under these seasonal credit lines, including letters of credit, was approximately $469.5 million and approximately $307.2 million was available for borrowing under these seasonal credit lines, subject to limitations as provided under the ABL Credit Agreement and the agreements governing the New Secured Debt. The weighted average variable interest rate for these seasonal lines of credit for the year ended March 31, 2024 was 9.8%. Certain of the foreign seasonal lines of credit, with aggregate outstanding borrowings at March 31, 2024 of approximately $120.0 million, are secured by trade receivables and inventories as collateral. At March 31, 2024, the Company and its subsidiaries were in compliance with the covenants associated with the short-term seasonal lines of credit.

Seasonal liquidity beyond cash flow from operations is provided by our foreign seasonal lines of credit, advances from customers, and sales of accounts receivable. For the year ended March 31, 2024, our average short-term borrowings, quarter-end peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

Fiscal Year
(in millions)	2024
Average short-term borrowings	$494.8
Quarter-end peak short-term borrowings outstanding	$553.1
Weighted-average interest rate on short-term borrowings	9.8%

Quarter-end peak borrowings for the year ended March 31, 2024 occurred during the first quarter, which represented peak timing for green tobacco purchases and repayments being made in both Africa and South America. The increase in average and peak borrowings is due to the increase in the average cost per kilo of tobacco as a result of undersupply conditions and inflation. Borrowings during the prior year and in the current year were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2024, see "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

The following summarizes our total borrowing capacity under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	March 31, 2024		March 31, 2023
(in millions)	Total Borrowing Capacity	Remaining Amounts Available	Total Borrowing Capacity	Remaining Amounts Available
Senior Secured Credit Facilities:
ABL Credit Facility	$120.0	$120.0	$100.0	$75.0
Foreign seasonal lines of credit	767.5	307.2	697.5	332.3
Other long-term debt	0.4	0.2	0.6	0.1
Letters of credit	9.3	4.2	18.6	6.9
Total	$897.2	$431.6	$816.7	$414.3

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

	March 31,
(in millions)	2024	2023
Notes payable	$499.3	$382.5
Current portion of long-term debt(1)	20.3	0.1
Long-term debt(2)	497.7	618.4
Total debt liabilities	$1,017.3	$1,001.0
Less: Cash and cash equivalents(3)	92.6	136.7
Net debt	$924.7	$864.3
(1) The increase in the current portion of long-term debt is due to the 10% Notes due in August 2024.
(2) Includes amounts outstanding under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility were $48.8 million for the fiscal year ended March 31, 2024.
(3) The decrease in cash and cash equivalents is driven by the partial repurchase of certain long-term debt in March 2024, and net repayments on the ABL Credit Facility.

Working Capital
The following summarizes our working capital:

	March 31,		Change
(in millions except for current ratio)	2024	2023	$	%
Cash, cash equivalents, and restricted cash	$99.8	$138.9	(39.1)	(28.1)
Trade and other receivables, net	187.5	202.7	(15.2)	(7.5)
Inventories and advances to tobacco suppliers, net	952.1	817.4	134.7	16.5
Recoverable income taxes	4.5	5.8	(1.3)	(22.4)
Prepaid expenses and other current assets	66.4	55.7	10.7	19.2
Total current assets*	$1,310.2	$1,220.6	89.6	7.3

Notes payable	$499.3	$382.5	116.8	30.5
Accounts payable	181.2	170.3	10.9	6.4
Advances from customers	90.7	42.5	48.2	113.4
Accrued expenses and other current liabilities	97.0	92.7	4.3	4.6
Current portion of long-term debt	20.3	0.1	20.2	**
Other current liabilities	16.6	27.0	(10.4)	(38.5)
Total current liabilities*	$905.2	$715.1	190.1	26.6

Current ratio	1.4 to 1	1.7 to 1
Working capital	$405.0	$505.5	(100.5)	(19.9)
*Amounts may not equal column totals due to rounding.
**Not meaningful for comparison purposes.

Working capital declined $100.5 million, or 19.9%, to $405.0 million as of March 31, 2024 from $505.5 million as of March 31, 2023, due to higher utilization of cash for the partial repurchase of long-term debt and to fully pay down the ABL, and higher borrowings on our foreign seasonal credit lines that were used to accelerate the purchase of more expensive green tobacco when compared to the prior year.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

	March 31,
(in millions)	2024	2023
Committed	$570.4	$479.4
Uncommitted	14.9	19.0
Total processed tobacco	$585.3	$498.4

Processed tobacco increased $86.9 million, or 17.5%, to $585.3 million as of March 31, 2024 from $498.4 million as of March 31, 2023 primarily due to higher tobacco prices and the timing of shipments from Africa. Uncommitted inventories remain at low levels as undersupply conditions persist in the global tobacco market. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 9. Inventories, Net" to the "Notes to Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We have typically financed our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit. These foreign lines of credit are generally seasonal in nature, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 17. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of March 31, 2024 our cash, cash equivalents, and restricted cash was $99.8 million, of which $68.6 million was held in foreign jurisdictions and subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we incur costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Years Ended March 31,
(in millions)	2024	2023	2022
Net income (loss)	$3.2	$(38.2)	$(82.1)
Trade and other receivables	(167.6)	(111.9)	(261.9)
Inventories and advances to tobacco suppliers	(136.0)	(21.1)	(31.5)
Payables and accrued expenses	17.5	5.1	59.3
Advances from customers	55.3	(10.7)	41.2
Other	12.6	39.0	76.2
Net cash used in operating activities	$(215.0)	$(137.8)	$(198.8)
Collections from beneficial interests in securitized trade receivables	175.9	165.3	189.4
Other	(16.5)	(10.4)	(8.2)
Net cash provided by investing activities	$159.4	$154.9	$181.2
Net proceeds from short-term borrowings	122.5	5.2	9.2
Net (repayment of) proceeds from long-term borrowings	(60.3)	0.2	(1.4)
Net (repayment of) proceeds from revolving loan facilities	(25.0)	(65.0)	21.9
Other	(11.6)	(23.4)	93.6
Net cash provided by (used in) financing activities	$25.6	$(83.0)	$123.3
Effect of exchange rate changes on cash	(9.2)	3.5	(2.1)
(Decrease) increase in cash, cash equivalents, and restricted cash*	$(39.1)	$(62.4)	$103.6
*Amounts may not equal totals due to rounding.

The change in cash, cash equivalents, and restricted cash increased $23.3 million for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. The increase was primarily from higher borrowings on foreign seasonal lines of credit for purchases of more expensive green tobacco and an increase in collections from beneficial interests due to higher sales in the current year. These increases were partially offset by the repurchase of certain long-term debt and the pay down of the ABL Credit Facility at March 31, 2024.

Planned Capital Expenditures
We are estimating $30.3 million in capital investments for fiscal 2025, which includes expenditures expected to be funded through government assistance, for routine replacement of equipment, as well as investments in assets that will add value to the customer or increase efficiency.

Securitized Receivables
We sell trade receivables to unaffiliated financial institutions under multiple revolving trade accounts receivable securitization facilities. Under the first and second programs, we receive a discount from the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interests in the first and second facilities is subordinate to the purchaser of the receivables. Under the third and fourth programs, we receive an amount equal to the face value of the receivable sold, less a discount rate tied to a benchmark rate, which varies based on the invoice currency. See "Note 18. Securitized Receivables" to the "Notes to Consolidated Financial Statements" for additional information.

Aggregate Contractual Obligations and Commitments
The following summarizes our contractual obligations and other commercial commitments as of March 31, 2024:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2025	Years 2026-2027	Years 2028-2029	After 2029
Long-Term Debt Obligations (1)	$497.7	$—	$0.1	$497.6	$—
Short-Term Debt Obligations (2)	519.6	519.6	—	—	—
Interest on Debt Obligations (3)	225.8	60.8	120.2	44.8	—
Pension and Postretirement Obligations	58.7	6.5	11.8	11.5	28.9
Operating Lease Obligations	50.4	12.7	17.5	10.0	10.2
Tobacco and Other Purchase Obligations	576.1	576.1	—	—	—
Amounts Guaranteed for Tobacco Suppliers	97.4	97.4	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,025.7	$1,273.1	$149.6	$563.9	$39.1

(1) On May 31, 2024, the Company paid approximately $9.4 million to retire approximately $10.3 million of aggregate principal amount of the Pyxus Term Loans, and included payment for accrued and unpaid interest through the day prior to payment. The Pyxus Term Loans are included within long-term debt obligation as of March 31, 2024.

(2) Short-term debt obligations consist of the current portion of long-term debt and our seasonal foreign credit lines.
(3) Interest obligations includes interest for long-term debt, including indebtedness under the ABL Credit Facility. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2024. In conjunction with the May 31, 2024 Pyxus Term Loans debt retirement, approximately $0.3 million represented payment for accrued and unpaid interest.

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers, primarily in Africa, Europe, North America, and South America, to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material. Tobacco and other purchase obligations decreased $82.5 million, or 12.5%, from $658.6 million to $576.1 million primarily due to a shift in jurisdictional mix of inventory, driven by the impact of El Nino in South America.

Amounts Guaranteed for Tobacco Suppliers
In Africa and South America, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and South America. See "Note 19. Guarantees" to the "Notes to Consolidated Financial Statements" for additional information.

Tax and Repatriation Matters
We are subject to income tax laws in the countries in which we do business through wholly owned subsidiaries and through affiliates. We regularly evaluate the status of the accumulated unremitted earnings of each of our foreign subsidiaries. Our ability to repatriate unremitted foreign earnings may be limited by local legal restrictions and foreign exchange controls in certain jurisdictions in which we operate. If the undistributed earnings are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes upon repatriation. We provide deferred income taxes, net of creditable foreign taxes, if applicable, on earnings that are not indefinitely invested. See "Note 6. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

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

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. The Company terminated one of its defined benefit pension plans in the United Kingdom ("U.K. Pension Plan") during the year ended March 31, 2024. Based upon anticipated changes in assumptions, excluding the termination of the U.K. Pension Plan, pension and postretirement expense for the year ending March 31, 2025 is expected to be consistent with the year ended March 31, 2024. The contribution to our employee benefit plans during the year ended March 31, 2024 was $4.4 million and is expected to be $4.9 million in fiscal 2025.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

(in thousands)	Estimated Change in Projected Benefit Obligation Increase (Decrease)	Estimated Change in Annual Expense Increase (Decrease)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(4,773)	$(131)
1% decrease in discount rate	$5,417	$190

1% increase in salary increase assumption	$179	$65
1% decrease in salary increase assumption	$(165)	$(61)

1% increase in rate of return on assets		$(216)
1% decrease in rate of return on assets		$216

Changes in assumptions for other postretirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. See "Note 22. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

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

Foreign exchange rates
Our business is generally conducted in USD, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange losses of $3.7 million, $5.2 million, and $2.7 million for the years ended March 31, 2024, 2023, and 2022, respectively. We recognized exchange (losses) and gains of $(0.1) million, $(1.8) million, and $2.6 million related to tax balances in our tax expense for the years ended March 31, 2024, 2023, and 2022, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.)

Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $0.7 million, $1.7 million, and $(4.2) million for the years ended March 31, 2024, 2023, and 2022, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately $35.5 million, or 22.1%, of our total SG&A expenses for the year ended March 31, 2024. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.5 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would have increased or decreased our reported interest cost for the year ended March 31, 2024 by approximately $9.0 million. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

Item 8. Financial Statements and Supplementary Data

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended March 31,
(in thousands, except per share data)	2024	2023	2022
Sales and other operating revenues	$2,032,559	$1,914,881	$1,639,862
Cost of goods and services sold	1,720,224	1,653,864	1,412,805
Gross profit	312,335	261,017	227,057
Selling, general, and administrative expenses	160,910	151,531	142,021
Other expense, net	9,439	11,023	3,102
Restructuring and asset impairment charges	4,799	4,685	8,031
Goodwill impairment	—	—	32,186
Operating income	137,187	93,778	41,717
Loss on deconsolidation/disposition of subsidiaries	—	648	10,701
Loss on pension settlement	12,008	2,588	—
(Gain) loss on debt retirement	(15,914)	—	1,997
Interest expense, net	125,620	113,164	108,383
Income (loss) before income taxes and other items	15,473	(22,622)	(79,364)
Income tax expense	27,281	34,127	12,640
Income from unconsolidated affiliates, net	14,992	18,512	9,950
Net income (loss)	3,184	(38,237)	(82,054)
Net income attributable to noncontrolling interests	521	904	65
Net income (loss) attributable to Pyxus International, Inc.	$2,663	$(39,141)	$(82,119)

Earnings (loss) per share:
Basic and diluted	$0.11	$(1.57)	$(3.28)

Weighted average number of shares outstanding:
Basic and diluted	25,000	25,000	25,000

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended March 31,
(in thousands)	2024	2023	2022
Net income (loss)	$3,184	$(38,237)	$(82,054)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	700	2,481	(4,224)
Pension and other postretirement benefit plans	4,419	2,044	5,777
Cash flow hedges	(2,860)	(2,777)	8,974
Total other comprehensive income, net of tax	2,259	1,748	10,527
Total comprehensive income (loss)	5,443	(36,489)	(71,527)
Comprehensive income attributable to noncontrolling interests	509	941	55
Comprehensive income (loss) attributable to Pyxus International, Inc.	$4,934	$(37,430)	$(71,582)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$92,569	$136,733
Restricted cash	7,224	2,176
Trade receivables, net	168,764	185,351
Other receivables	18,704	17,387
Inventories, net	931,654	775,071
Advances to suppliers, net	20,397	42,305
Recoverable income taxes	4,455	5,815
Prepaid expenses	50,185	37,555
Other current assets	16,254	18,172
Total current assets	1,310,206	1,220,565
Investments in unconsolidated affiliates	101,255	100,750
Intangible assets, net	33,879	38,572
Deferred income taxes, net	7,196	6,662
Long-term recoverable income taxes	2,963	2,863
Other noncurrent assets	32,617	43,761
Right-of-use assets	35,639	35,892
Property, plant, and equipment, net	134,158	133,398
Total assets	$1,657,913	$1,582,463

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$499,312	$382,544
Accounts payable	181,247	170,287
Advances from customers	90,719	42,472
Accrued expenses and other current liabilities	96,954	92,693
Income taxes payable	8,539	18,264
Operating leases payable	8,100	8,723
Current portion of long-term debt	20,294	75
Total current liabilities	905,165	715,058
Long-term taxes payable	2,678	4,978
Long-term debt	497,734	618,430
Deferred income taxes	7,934	9,900
Liability for unrecognized tax benefits	17,742	14,175
Long-term leases	26,136	25,581
Pension, postretirement, and other long-term liabilities	53,701	52,511
Total liabilities	1,511,090	1,440,633
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (25,000 for all periods)	389,789	390,290
Retained deficit	(255,291)	(257,954)
Accumulated other comprehensive income	7,786	5,515
Total stockholders’ equity of Pyxus International, Inc.	142,284	137,851
Noncontrolling interests	4,539	3,979
Total stockholders' equity	146,823	141,830
Total liabilities and stockholders' equity	$1,657,913	$1,582,463

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169
Net income (loss)	—	8,095	—	—	—	(199)	7,896
Other	—	—	—	—	—	493	493
Other comprehensive loss, net of tax	—	—	(1,545)	—	(1,000)	—	(2,545)
Balance, September 30, 2023	$390,290	$(249,055)	$(7,230)	$8,335	$3,434	$4,239	$150,013
Net income	—	3,835	—	—	—	344	4,179
Other	(501)	—	—	—	—	8	(493)
Dividends paid	—	—	—	—	—	(450)	(450)
Other comprehensive income (loss), net of tax	—	—	2,185	3,511	(1,288)	—	4,408
Balance, December 31, 2023	$389,789	$(245,220)	$(5,045)	$11,846	$2,146	$4,141	$157,657
Net (loss) income	—	(10,071)	—	—	—	410	(9,661)
Other comprehensive (loss) income, net of tax	—	—	(647)	920	(1,434)	(12)	(1,173)
Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2022	$390,290	$(218,813)	$(8,873)	$6,328	$6,349	$6,090	$181,371
Net (loss) income	—	(14,663)	—	—	—	158	(14,505)
Other	—	—				(3,052)	(3,052)
Other comprehensive income (loss), net of tax	—	—	947	—	(1,503)	—	(556)
Balance, June 30, 2022	$390,290	$(233,476)	$(7,926)	$6,328	$4,846	$3,196	$163,258
Net loss	—	(1,537)	—	—	—	(13)	(1,550)
Other comprehensive loss, net of tax	—	—	(4,801)	(1,562)	(1,768)	—	(8,131)
Balance, September 30, 2022	$390,290	$(235,013)	$(12,727)	$4,766	$3,078	$3,183	$153,577
Net (loss) income	—	(2,333)	—	—	—	96	(2,237)
Other comprehensive income (loss), net of tax	—	—	4,855	(78)	(371)	—	4,406
Balance, December 31, 2022	$390,290	$(237,346)	$(7,872)	$4,688	$2,707	$3,279	$155,746
Net (loss) income	—	(20,608)	—	—	—	663	(19,945)
Other comprehensive income, net of tax	—	—	1,480	3,647	865	37	6,029
Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830

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

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended March 31,
(in thousands)	2024	2023	2022
Operating activities:
Net income (loss)	$3,184	$(38,237)	$(82,054)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,250	19,137	16,676
Debt amortization/interest	8,559	18,466	22,639
(Gain) loss on debt retirement	(15,914)	—	1,512
Loss on foreign currency transactions	4,009	6,028	2,885
Asset impairment charges	2,990	4,035	37,925
Loss on deconsolidation/disposition of subsidiaries	—	648	10,701
Loss on pension settlement	12,008	2,588	—
Bad debt expenses	640	426	4,404
Income from unconsolidated affiliates, net of dividends	(506)	(5,835)	4
Changes in operating assets and liabilities, net:
Trade and other receivables	(167,600)	(111,932)	(261,908)
Inventories and advances to tobacco suppliers	(136,010)	(21,110)	(31,461)
Deferred items	3,240	(14,758)	(10,929)
Recoverable income taxes	(2,689)	2,353	(2,603)
Payables and accrued expenses	17,531	5,147	59,324
Advances from customers	55,302	(10,693)	41,168
Prepaid expenses	(4,506)	4,761	4,710
Income taxes	(8,207)	13,116	(2,799)
Other operating assets and liabilities	3,474	5,698	1,661
Other, net	(9,725)	(17,660)	(10,620)
Net cash used in operating activities	$(214,970)	$(137,822)	$(198,765)

Investing activities:
Purchases of property, plant, and equipment	$(21,043)	$(16,307)	$(14,827)
Proceeds from sale of property, plant, and equipment	4,312	3,060	4,084
Collections from beneficial interests in securitized trade receivables	175,911	165,262	189,440
Loan to deconsolidated subsidiary	—	—	(5,229)
Collection of loan from deconsolidated subsidiary	—	—	10,996
Proceeds from settlement of debt claims from deconsolidated subsidiaries	—	2,011	—
Other, net	269	919	(3,223)
Net cash provided by investing activities	$159,449	$154,945	$181,241

Financing activities:
Net proceeds from short-term borrowings	$122,483	$5,234	$9,208
Proceeds from DDTL facility	—	—	117,600
Repayment of DDTL facility	—	(110,250)	(15,375)
Proceeds from term loan facility	—	100,000	—
Proceeds from revolving loan facilities	331,000	170,000	115,394
Repayment of revolving loan facilities	(356,000)	(235,000)	(93,500)
Proceeds from long-term borrowings	—	578,439	151
Repayment of long-term borrowings	(60,342)	(578,162)	(1,636)
Debt issuance costs	(11,751)	(7,686)	(8,097)
Fees paid to refinance the DDTL facility	—	(4,000)	—
Fees paid to retire or exchange debt	(269)	(1,575)	—
Other, net	440	—	(485)
Net cash provided by (used in) financing activities	$25,561	$(83,000)	$123,260

Effect of exchange rate changes on cash	(9,156)	3,472	(2,135)

(Decrease) increase in cash, cash equivalents, and restricted cash	(39,116)	(62,405)	103,601
Cash and cash equivalents at beginning of period	136,733	198,777	92,705
Restricted cash at beginning of period	2,176	2,537	5,008
Cash, cash equivalents, and restricted cash at end of period	$99,793	$138,909	$201,314

Other information:
Cash paid for income taxes, net	$22,501	$18,696	$24,576
Cash paid for income taxes related to debt exchange	12,543	—	—
Cash paid for interest, net	109,518	93,425	86,852

Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	160,041	164,404	205,515

See "Notes to Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

Pyxus International, Inc. (the "Company" or "Pyxus") is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. As the context requires, the "Company" and "Pyxus" also includes the consolidated subsidiaries of Pyxus International, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission applicable to annual reporting on Form 10-K.

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

The Company's investments in unconsolidated variable interest entities are classified as investments in unconsolidated affiliates in the consolidated balance sheets. The Company's assets and liabilities with variable interest entities are classified as related party balances. The Company's maximum exposure to loss in these variable interest entities is represented by the investments, receivables, guarantees, and the deferred purchase price on the sale of securitized receivables.

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the Company's estimates and assumptions. Estimates are used in accounting for, among other things, revenue recognition, pension and postretirement health care benefits, inventory reserves, credit loss reserves, bank loan guarantees to suppliers and unconsolidated subsidiaries, advances to suppliers reserves, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits, incremental borrowing rates for the present value of lease payments, fair value determinations of financial assets and liabilities, including derivatives, securitized beneficial interests, and counterparty risk.

Reclassifications
Certain prior-period amounts were reclassified to conform to the current-year presentation in the consolidated statements of cash flows, and in the income taxes footnote disclosure related to the summaries of deferred tax assets and liabilities.

Segment Information
The Company reviewed its operations in Africa, Asia, Europe, North America, and South America and concluded the economic characteristics of these five Leaf regional operations were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The three product category operating segments other than Leaf do not individually or in the aggregate meet the quantitative and qualitative thresholds to be individually reportable and have been combined and reported in an "All Other" category. The one Leaf reportable segment is consistent with information used by the chief operating decision maker ("CODM") to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses. The Company has eight operating segments organized by geographic area and product category that are aggregated into one reportable segment for financial reporting purposes: Leaf. The All Other category is included for purposes of reconciliation of respective balances for the Leaf segment to the consolidated financial statements.

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

Significant Judgments
The Company identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer-controlled tobacco until the customer requests shipment and claims resulting from tobacco that does not meet customer specifications. Warehousing fees are either included in the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend, or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. The Company estimates the amount of expected claims using the expected value method due to the large number of contracts with similar characteristics that we enter into with customers, the high volumes of tobacco we sell each year, and our actual history of past claims.

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

The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which reports advances at the lower of cost or recoverable amounts, exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. A provision for tobacco supplier bad debts is recorded in cost of goods and services sold in the consolidated statements of operations for abnormal yield adjustments or unrecovered advances. Normal yield adjustments are capitalized into the cost of the current crop and are recorded in cost of goods and services sold as that crop is sold.

Intangible Assets, Net
The Company has intangible assets with definite useful lives. These intangible assets are assessed annually and tested for impairment whenever factors indicate the carrying amount may not be recoverable. The trade name, customer relationship, and technology intangibles are amortized on a straight-line basis over fourteen, nine to twelve years, and eight years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Technology includes internally developed software that is amortized on a straight-line basis over three to five years. Amortization commences once substantial testing activities are completed and the software is ready for its intended use. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. Amortization expense associated with finite-lived intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

Leases
The Company has operating leases for land, buildings, automobiles, and other equipment that expire at various dates through fiscal year 2040. The Company does not have material finance leases. Leases for real estate generally have initial terms ranging from two to fifteen years, excluding renewal options. Leases for equipment generally have initial terms ranging from two to five years excluding renewal options. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

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

Plan Assets
The Company's policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations. The Company's investment objectives for plan assets are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs and portfolio volatility. The financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Portfolio performance is measured against investment objectives and objective benchmarks, including but not limited to: FTSE 90 Day Treasury Bill, Bloomberg Intermediate Govt/Credit, Bloomberg Aggregate, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2500 Growth, MSCI EAFE, HFR Absolute Return, and HFR Equity Hedge. The portfolio objective is to exceed the actuarial return on assets assumption. The Company is exploring partial risk transfers and/or full plan terminations. Management and the plan's consultant regularly review portfolio allocations and periodically rebalance the portfolio to the targeted allocations according to the guidelines set forth in the Company's investment policy. Equity securities do not include the Company's common stock. The Company's diversification and risk control processes serve to minimize the concentration and experience of risk. There are no significant concentrations of risk, in terms of sector, industry, geography, or individual company or companies.

The Company’s plan assets primarily consist of cash and cash equivalents, equity and fixed income funds, real estate investments, and diversified investments. Plan assets are measured at fair value annually on March 31, the measurement date. The following are descriptions, valuation methodologies, and inputs used to determine the fair value of each major category of plan assets:
•Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments that are valued using quoted market prices or other valuation methods, and classified as Level 1 or Level 2 in the fair value hierarchy.
•Investments in equity and fixed income mutual funds are publicly traded and valued primarily using quoted market prices and generally classified as Level 1 in the fair value hierarchy. Investments in commingled funds used in certain non-U.S. pension plans are not publicly traded, but the underlying assets held in these funds are traded in active markets and the prices for these assets are readily observable. Holdings in these commingled funds are generally classified as Level 2 measurements.
•Real estate investments include those in private limited partnerships that invest in various domestic and international commercial and residential real estate projects and publicly traded REIT securities. The fair values of private real estate assets are typically determined by using income and/or cost approaches or comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions, and the status of the capital markets, and are generally classified as Level 3 in the fair value hierarchy. Publicly traded REIT securities are valued primarily using quoted market prices and are generally classified as Level 1 in the fair value hierarchy.
•Diversified investments include mutual funds with an absolute return strategy. Mutual fund investments with absolute return strategies are publicly traded and valued using quoted market prices and are generally classified as Level 1 in the fair value hierarchy.

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

The net cash proceeds received by the Company in cash at the time of sale (cash purchase price) are disclosed as an operating activity in the consolidated statements of cash flows. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in trade and other receivables, net in the consolidated balance sheets and are valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow. The net cash proceeds received by the Company as deferred purchase price are disclosed as an investing activity in the consolidated statements of cash flows. Additionally, beneficial interests received for transferring trade receivables in a securitization transaction are disclosed as a noncash investing activity in the consolidated statements of cash flows.

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

Government Assistance
On occasion, the Company and its subsidiaries receive grants and other assistance (collectively "assistance") from governments and intergovernmental agencies to support operations and capital projects in various jurisdictions. The Company accounts for government assistance by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable the Company will receive assistance and comply with the conditions attached to the assistance. Operational related assistance is recorded on a systematic basis over the periods in which the related cost or expenditures for which it is intended to compensate have occurred and is presented as a reduction in the related expense for which it is intended to defray. Capital related assistance is recorded as long-term deferred revenue, included within pension, postretirement, and other long-term liabilities in the consolidated balance sheets, and is recognized in other income over the asset's useful life as an offset against depreciation expense.

Equity-Based Compensation
The Company’s Board of Directors adopted the 2020 Incentive Plan on November 18, 2020 (the "Incentive Plan"), and on March 21, 2024 the Board of Directors amended and restated the Company's Incentive Plan to increase the number of shares of the Company's common stock authorized to be issued thereunder. The Incentive Plan provides the Company the flexibility to grant a variety of equity-based awards including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, and incentive awards to its officers, directors, and employees. For equity-based awards without performance conditions, the Company recognizes equity-based compensation cost on a straight-line basis over the vesting period of the award. For equity-based awards with performance conditions, the Company recognizes equity-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company estimates forfeitures of equity-based awards using historical experience. Equity-based compensation expense, if any, is included in selling, general, and administrative expenses in the consolidated statements of operations.

2. New Accounting Standards

Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU amends FASB Topic 280 to permit the disclosure of multiple measures of a segment's profit or loss, and requires an entity with a single reportable segment to apply FASB Topic 280 in its entirety. In addition, this ASU requires the following new segment disclosures:
•Significant segment expenses by reportable segment if regularly provided to the CODM and included within the reported measure of segment profit or loss;
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

	Years Ended March 31,
	2024	2023	2022
Leaf:
Product revenue	$1,912,438	$1,812,170	$1,531,805
Processing and other revenues	117,177	88,388	95,433
Total sales and other operating revenues	2,029,615	1,900,558	1,627,238
All Other:
Total sales and other operating revenues	2,944	14,323	12,624
Total sales and other operating revenues	$2,032,559	$1,914,881	$1,639,862

Significant Judgments
The following summarizes activity in the claims allowance:

	Years Ended March 31,
	2024	2023	2022
Balance, beginning of period	$2,350	$1,130	$1,830
Additions	6,191	4,680	1,586
Payments	(5,228)	(3,460)	(2,286)
Balance, end of period	$3,313	$2,350	$1,130

Contract Balances
The following summarizes activity in the allowance for expected credit losses:

	Years Ended March 31,
	2024	2023	2022
Balance, beginning of period	$(24,730)	$(24,541)	$(20,900)
Additions	(1,535)	(2,316)	(4,212)
Write-offs and other adjustments	2,325	2,127	571
Balance, end of period	(23,940)	(24,730)	(24,541)
Trade receivables	192,704	210,081	272,218
Trade receivables, net	$168,764	$185,351	$247,677

Taxes Collected from Customers
Value-added taxes were $34,905, $28,302, and $27,274 for the years ended March 31, 2024, 2023, and 2022 respectively.

4. Other Expense, Net

The following summarizes the components of other expense, net:

	Years Ended March 31,
	2024	2023	2022
Losses on sale of receivables(1)	$(13,121)	$(10,434)	$(5,833)
Foreign currency (losses) gains	(251)	1,057	(2,776)
Note receivable write-off	—	(2,050)	—
Gain on sale of fixed assets	2,300	1,389	3,818
Miscellaneous income (expense), net	1,633	(985)	1,689
Total	$(9,439)	$(11,023)	$(3,102)
(1) See "Note 18. Securitized Receivables" for additional information.

5. Restructuring and Asset Impairment Charges

The Company continued its focus on cost-saving initiatives. The employee separation charges for the year ended March 31, 2024 were primarily related to changes in the corporate organizational structure and the continued restructuring of certain leaf operations. The asset impairment charges for the year ended March 31, 2024 were related to continued restructuring of certain non-leaf agriculture operations. The employee separation and asset impairment charges for the year ended March 31, 2023 were primarily related to the restructuring of certain non-leaf agriculture operations. The employee separation and asset impairment charges for the year ended March 31, 2022 were primarily related to the write-off of the Company's remaining industrial hemp cannabidiol ("CBD") extraction equipment and the continued restructuring of certain leaf operations. The following summarizes the Company's restructuring and asset impairment charges:

	Years Ended March 31,
	2024	2023	2022
Employee separation charges	$1,809	$650	$2,292
Asset impairment and other non-cash charges	2,990	4,035	5,739
Restructuring and asset impairment charges	$4,799	$4,685	$8,031

6. Income Taxes

Income Tax Provision
The components of income (loss) before income taxes and other items consisted of the following:

	Years Ended March 31,
	2024	2023	2022
U.S.	$(17,697)	$(43,874)	$(68,489)
Non-U.S.	33,170	21,252	(10,875)
Total	$15,473	$(22,622)	$(79,364)

The details of the amount shown for income taxes in the consolidated statements of operations are as follows:

	Years Ended March 31,
	2024	2023	2022
Current:
Federal(1)	$5,319	$16,353	$12
State	(59)	337	—
Non-U.S.	24,385	17,593	16,515
Total Current	29,645	34,283	16,527

Deferred:
Federal	968	(592)	(243)
State	(9)	2	—
Non-U.S.	(3,323)	434	(3,644)
Total Deferred	(2,364)	(156)	(3,887)
Income tax expense	$27,281	$34,127	$12,640

(1) Current federal expense for fiscal year 2023 is primarily due to the Debt Exchange Transactions. Refer to "Note 17. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The difference between income tax expense based on income (loss) before income taxes and other items and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Years Ended March 31,
	2024	2023	2022
Tax benefit at U.S. statutory rate	$3,249	$(4,750)	$(16,666)
Effect of non-U.S. income taxes	23	(3,418)	(961)
U.S. taxes on non-U.S. earnings	9,264	6,389	205
Increase (decrease) in reserves for uncertain tax positions	8,120	2,397	(315)
Withholding tax expense	544	3,058	1,488
Tax credits	(5,270)	(3,853)	(1,150)
Tax incentives	—	(2,280)	—
Nondeductible interest	1,340	2,559	2,610
Waived intercompany interest expense	—	—	3,960
Exchange effects and currency translation	(5,110)	3,101	4,344
Goodwill impairment	—	—	7,148
Change in valuation allowance(1)	15,340	30,412	8,053
Other, net	(219)	512	3,924
Income tax expense	$27,281	$34,127	$12,640

(1) The increase in valuation allowance, is presented without exchange effects and currency translation, for the years ended March 31, 2024, 2023, and 2022. For the year ended March 31, 2023 the change in valuation allowance was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 17. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The following summarizes deferred tax assets (liabilities):

	March 31,
	2024	2023
Deferred tax assets:
Non-deductible interest carryforward	$30,858	$24,331
Original issue discount(1)	14,714	20,326
Reserves and accruals	21,662	25,734
Tax loss carryforwards	16,329	15,886
Unrealized exchange losses	5,961	—
Lease obligations	7,344	—
Other	10,290	5,686
Gross deferred tax assets	107,158	91,963
Valuation allowance(1)	(70,391)	(59,506)
Total deferred tax assets	$36,767	$32,457

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(29,523)	$(29,045)
Right of use asset	(7,956)	—
Other	(25)	(6,650)
Total deferred tax liabilities	$(37,504)	$(35,695)
Net deferred tax liability	$(737)	$(3,238)
(1) The increase in valuation allowance, which is presented without exchange effects and currency translation, for the year ended March 31, 2023 was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 17. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

The following summarizes the change in the valuation allowance for deferred tax assets:

Balance at March 31, 2021	$25,273
Changes to expenses	8,624
Changes to other comprehensive income	(1,256)
Balance at March 31, 2022	32,641
Changes to expenses (1)	27,598
Changes to other comprehensive income	(733)
Balance at March 31, 2023	59,506
Changes to expenses	10,727
Changes to other comprehensive income	158
Balance at March 31, 2024	$70,391

(1) The increase in valuation allowance, which is presented without exchange effects and currency translation, for the years ended March 31, 2024, 2023, and 2022. The increase in valuation allowance as of March 31, 2023 was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 17. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

As of March 31, 2024, the Company had foreign net operating loss carryforwards of $53,092, of which $23,336 relates to jurisdictions with definite lived carryforward periods and $29,756 relates to jurisdictions with indefinite lived carryforward periods.

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

Accounting for Uncertainty in Income Taxes
The following summarizes the changes to unrecognized tax benefits and related interest and penalties:

	Years Ended March 31,
	2024	2023
Balance at April 1	$16,085	$17,725
Increase (decrease) for prior year tax positions	6,392	1,449
Increase for current year tax positions	1,630	634
Reduction for settlements	(4,662)	(3,480)
Impact of changes in exchange rates	(2,553)	(243)
Balance at March 31(1)	$16,892	$16,085
Accrued interest	2,065	1,753
Accrued penalties	2,372	1,447
Balance at March 31(1)	$21,329	$19,285

(1) As of March 31, 2024, $17,742 would impact the Company's effective tax rate, if recognized.

Due to the Company’s global operations, numerous tax audits may be ongoing throughout the world at any point in time. The Company's income tax liabilities are based on estimates of potential income taxes due upon the conclusion of such audits and are updated to reflect changes in facts and circumstances, as they become known. Due to the uncertain and complex application of tax regulations, it is possible that the resolution of audits may result in liabilities which could be materially different from these estimates. The Company will record additional income tax expense or benefit in the period in which such resolution occurs or if estimates or judgments change. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $3,587 within the next twelve months as a result of lapses in statutes of limitations.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2024, the Company’s earliest open tax year for U.S. federal income tax purposes relate to tax periods ending in 2020. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment.

7. Earnings (Loss) Per Share

The following summarizes the computation of earnings (loss) per share:

	Years Ended March 31,
	2024	2023	2022
Basic and diluted earnings (loss) per share:
Net income (loss) attributable to Pyxus International, Inc.	$2,663	$(39,141)	$(82,119)
Shares:
Weighted average number of shares outstanding	25,000	25,000	25,000
Basic and diluted earnings (loss) per share	$0.11	$(1.57)	$(3.28)

8. Restricted Cash

The following summarizes the composition of restricted cash:

	March 31,
	2024	2023
Compensating balance for short-term borrowings	$516	$379
Escrow	2,647	1,472
Grants(1)	1,375	—
Other	2,686	325
Total	$7,224	$2,176
(1) See "Note 25. Government Assistance" for additional information.

9. Inventories, Net

The following summarizes the composition of inventories, net:

	March 31,
	2024	2023
Processed tobacco	$585,280	$498,398
Unprocessed tobacco	305,928	231,651
Other tobacco related	31,213	39,670
All Other	9,233	5,352
Total	$931,654	$775,071

10. Advances to Suppliers, Net

The following summarizes the composition of advances to suppliers, net:

	March 31,
	2024	2023
Advances to tobacco suppliers, net	$17,068	$38,111
Advances to non-tobacco suppliers	3,329	4,194
Total in current assets	20,397	42,305
Long-term advances to tobacco suppliers, net (1)	1,821	1,564
Total current and long-term	$22,218	$43,869
(1) Classified as other noncurrent assets in the consolidated balance sheets.

The mark-up and interest on advances to tobacco suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $16,905 and $22,102 for the year ended March 31, 2024 and 2023, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $7,975 and $8,322 as of March 31, 2024 and 2023, respectively.

11. Acquisitions and Dispositions

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

12. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2024:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tobacos Exportadora SA	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments were primarily due to fair value adjustments recorded during the year ended March 31, 2021.

The following summarizes aggregate financial information for these equity method investments:

	Years Ended March 31,
	2024	2023	2022
Operations statement:
Sales	$505,262	$489,532	$292,777
Gross profit	82,614	76,206	56,752
Net income	33,101	40,447	22,729
Company's dividends received	14,486	12,677	9,671

	March 31,
	2024	2023
Balance sheet:
Current assets	$542,702	$419,229
Property, plant, and equipment and other assets	50,925	48,174
Current liabilities	446,597	323,899
Long-term obligations and other liabilities	3,356	3,887

13. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	March 31,
	2024	2023
Investments in variable interest entities	$94,609	$93,754
Receivables with variable interest entities	—	2,617
Guaranteed amounts to variable interest entities (not to exceed)	11,113	68,265

14. Intangible Assets, Net and Goodwill

Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	March 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.4 years	$26,101	$(7,794)	$18,307
Technology	4.4 years	12,948	(5,784)	7,164
Trade names	10.4 years	11,300	(2,892)	8,408
Total		$50,349	$(16,470)	$33,879

	March 31, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.4 years	$26,101	$(5,619)	$20,482
Technology	5.2 years	13,132	(4,257)	8,875
Trade names	11.4 years	11,300	(2,085)	9,215
Total		$50,533	$(11,961)	$38,572

The following summarizes amortization expense for definite-lived intangible assets:

	Years Ended March 31,
	2024	2023	2022
Amortization expense	$4,631	$6,489	$5,461

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Technology(1)	Trade Names	Total
2025	$2,175	$1,550	$807	$4,532
2026	2,175	1,448	807	4,430
2027	2,175	1,490	807	4,472
2028	2,175	1,543	807	4,525
2029	2,175	741	807	3,723
Thereafter	7,432	392	4,373	12,197
Total	$18,307	$7,164	$8,408	$33,879

(1) Estimated amortization expense for technology is based on costs accumulated as of March 31, 2024. These estimates will change as new costs are incurred and until the software is placed into service.

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

Three months ended March 31, 2022
Leaf - Africa	$8,341
Leaf - Asia	6,311
Leaf - Europe	5,566
Leaf - North America	3,901
Leaf - South America	5,730
E-liquids	1,965
Total*	$31,814
*There was $372 of goodwill impairment recorded during the three months ended December 31, 2021.

15. Leases

The following summarizes lease costs for operating leases:

	Years Ended March 31,
	2024	2023	2022
Operating lease costs	$16,028	$14,203	$14,752
Variable and short-term lease costs	8,964	8,023	7,991
Total lease costs	$24,992	$22,226	$22,743

The following summarizes weighted average information associated with the measurement of remaining operating leases:

	March 31,
	2024	2023
Weighted average remaining lease term	5.4 years	5.9 years
Weighted average discount rate	15.8%	14.4%

The following summarizes supplemental cash flow information related to operating leases:

	Years Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows used by operating leases	$15,764	$13,607	$13,677
Right-of-use assets obtained in exchange for new operating leases - noncash	10,444	9,967	7,054

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the consolidated balance sheets as of March 31, 2024:

2025	$12,719
2026	9,753
2027	7,688
2028	5,897
2029	4,122
Thereafter	10,192
Total future minimum lease payments	50,371
Less: amounts related to imputed interest	16,135
Present value of future minimum lease payments	34,236
Less: operating lease liabilities, current	8,100
Operating lease liabilities, non-current	$26,136

16. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	March 31,
	2024	2023
Land	$29,144	$31,132
Buildings	45,065	43,911
Machinery and equipment	97,423	83,984
Total	171,632	159,027
Less: accumulated depreciation (1)	(37,474)	(25,629)
Total property, plant, and equipment, net	$134,158	$133,398
(1) This balance was partially reduced by the disposition of certain fully depreciated assets during the year ended March 31, 2024.

The following summarizes depreciation expense recorded in cost of goods and services sold and selling, general, and administrative expenses:

	Years Ended March 31,
	2024	2023	2022
Depreciation expense recorded in cost of goods and services sold	$11,806	$10,132	$8,908
Depreciation expense recorded in selling, general, and administrative expenses	2,646	2,346	2,272
Total depreciation	$14,452	$12,478	$11,180

17. Debt Arrangements

The following table summarizes the Company’s debt financing as of the dates set forth below:

			Outstanding
	Interest		March 31,		Long Term Debt Repayment Schedule by Fiscal Year
	Rate		2024	2023	2025	2026	2027	2028	2029	Later
Senior secured credit facility:
ABL Credit Facility	8.5%	(1)	$—	$25,000	$—	$—	$—	$—	$—	$—

Senior secured notes:
10.0% Notes Due 2024 (2)	10.0%	(1)	20,247	19,931	20,247	—	—	—	—	—
8.5% Notes Due 2027 (3)	8.5%	(1)	178,146	253,483	—	—	—	178,146	—	—

Senior secured term loans:
Intabex Term Loans (4)	13.6%	(1)	186,659	186,194	—	—	—	186,659	—	—
Pyxus Term Loans (5)	13.6%	(1)	132,819	133,393	—	—	—	132,819	—	—

Other debt:
Other long-term debt	8.5%	(1)	157	504	47	110	—	—	—	—
Notes payable (6)	9.8%	(1)	499,312	382,544	499,312	—	—	—	—	—
Total debt			$1,017,340	$1,001,049	$519,606	$110	$—	$497,624	$—	$—

Short-term (6)			$499,312	$382,544
Long-term:
Current portion of long-term debt			$20,294	$75
Long-term debt			497,734	618,430
Total			$518,028	$618,505

Letters of credit			$5,070	$11,684

(1) Weighted average rate for the trailing twelve months ended March 31, 2024 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) On February 6, 2023, $260,452 of the 10.0% Notes due 2024 were exchanged for 8.5% Notes due 2027. The remaining 10.0% Notes due 2024 outstanding of $20,247 is net of a debt discount of $144. Total repayment at maturity is $20,391.

(3) Balance of $178,146 is net of a debt discount of $4,384. Total repayment at maturity is $182,530.
(4) Balance of $186,659 is net of a debt discount of $2,374. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(5) Balance of $132,819 is net of a debt premium of $2,269. Total repayment at maturity is $130,550.
(6) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
Our wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, which was subsequently amended on May 23, 2023 and October 24, 2023. The ABL Credit Agreement establishes an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $120,000, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140,000. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

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

At March 31, 2024, no borrowings under the ABL Credit Facility were outstanding and $120,000 was available for borrowing under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2024 were $48,833.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Bloomberg-Short-Term Bank Yield Index rate ("BSBY"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted BSBY Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 25.0 basis points if the outstanding borrowings equal or exceed $60,000 and 37.5 basis points if the outstanding borrowings are less than $60,000.

The ABL Credit Facility matures on February 8, 2027. As of March 31, 2024, there are no amounts outstanding under the ABL Credit Facility.

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

Cash Dominion. Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below the greater of $10,000 or 10% of the lesser of total commitments under the ABL Credit Facility at such time and the borrowing base at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than the greater of $20,000 or 20% of the lesser of total commitments under the ABL Credit Facility at such time and the borrowing base at such time, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, no event of default is continuing and, for a period of 30 consecutive days, Excess Availability is equal to or greater than the greater of $10,000 or 10% of the lesser of total commitments under the ABL Credit Facility and the borrowing base, or (iii) if arising as a result of Domestic Availability being less than the threshold, no event of default is continuing and, for a period of 30 consecutive days, Domestic Availability is greater than the greater of $20,000 or 20% of the lesser of total commitments under the ABL Credit Facility and the borrowing base.

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

On March 31, 2024, the Borrowers were in compliance with all covenants under the ABL Credit Agreement.

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

On March 31, 2024, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

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

On March 31, 2024, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

On March 21, 2024, Pyxus Holdings entered into an agreement (the "Debt Repurchase Agreement") with certain holders of its senior debt which included the right of Pyxus Holdings, at its option, to purchase from such holders $10,345 aggregate principal amount of the Pyxus Term Loans for $9,104, a 12.0% discount to par value, plus accrued and unpaid interest and specified customary fees. On April 12, 2024, Pyxus Holdings exercised its right to purchase such Pyxus Term Loans. Refer to "Note 29. Subsequent Events" for additional information.

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

On March 31, 2024, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Pursuant to the Debt Repurchase Agreement entered into on March 21, 2024, Pyxus Holdings agreed to purchase from the holders of its senior debt party to the Debt Repurchase Agreement $77,922 aggregate principal amount of the 2027 Notes for $60,000, a 23.0% discount to par value, plus accrued and unpaid interest and specified customary fees. The Debt Repurchase Agreement also included the right of Pyxus Holdings, at its option, to purchase from such holders an additional $34,191 aggregate principal amount of the 2027 Notes for $26,327, a 23.0% discount to par value, plus accrued and unpaid interest and customary fees. The purchase of $77,922 aggregate principal amount of the 2027 Notes pursuant to the Debt Repurchase Agreement was completed on March 28, 2024. On April 12, 2024, Pyxus Holdings exercised its right under the Debt Repurchase Agreement to purchase such additional $34,191 aggregate principal amount of the 2027 Notes. Refer to "Note 29. Subsequent Events" for additional information.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. On March 27, 2024, Alliance One International Tabak B.V. was merged with and into Intabex.

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

The holders of senior debt that are parties to the Debt Repurchase Agreement are funds affiliated with the Monarch Investor and of which the Monarch Investor is the investment advisor. Refer to "Note 27. Related Party Transactions" for additional information.

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

The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At March 31, 2024, the remaining 2024 Notes outstanding is $20,247, net of a debt discount of $144. The total repayment amount due at maturity is $20,391.

On March 31, 2024, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture.

Foreign Seasonal Lines of Credit
Excluding its long-term credit agreements, the Company has typically financed its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2024, the total borrowing capacity under individual foreign seasonal lines of credit range up to $155,000. At March 31, 2024 and 2023, the Company was permitted to borrow under foreign seasonal lines of credit, including letters of credit, up to a total of $776,756 and $716,080, respectively, subject to limitations under the ABL Credit Agreement and the agreements governing the New Secured Debt. The weighted average variable interest rate for the years ended March 31, 2024 and 2023 was 9.8% and 6.8%, respectively. Certain of the foreign seasonal lines of credit with aggregate outstanding borrowings at March 31, 2024 and 2023 of $119,964 and $84,640, respectively, are secured by trade receivables and inventories as collateral. At March 31, 2024 and 2023, respectively, $516 and $379 of cash was held on deposit as a compensating balance. At March 31, 2024, the Company and its subsidiaries were in compliance with the covenants associated with the short-term seasonal lines of credit.

18. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the statements of consolidated operations. As of March 31, 2024, the investment limit of this facility was $100,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2024, the investment limit under the second facility was $110,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2024 and 2023, trade receivables, net in the consolidated balance sheets has been reduced by $15,036 and $3,193 as a result of the net settlement, respectively. As of March 31, 2024 and 2023, accrued expenses and other current liabilities in the consolidated balance sheets includes $10,279 and $0 of net payables for the Finacity Facility, respectively. Refer to "Note 21. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2024, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	March 31,
	2024	2023
Receivables outstanding in facility	$170,267	$173,979
Beneficial interest	15,036	19,522

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Years Ended March 31,
	2024	2023	2022
Cash proceeds:
Cash purchase price	$649,680	$696,404	$441,054
Deferred purchase price	175,911	165,262	189,440

19. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	March 31,
	2024	2023
Amounts guaranteed (not to exceed)	$97,411	$152,032
Amounts outstanding under guarantee(1)	71,427	83,420
Fair value of guarantees	5,097	5,262
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	34,571	12,529

(1) Most of the guarantees outstanding at March 31, 2024 expire within one year.

20. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $6,356, 6,764, and $2,482 from its derivative financial instruments in cost of goods and services sold for the years ended March 31, 2024, 2023, and 2022, respectively.

As of March 31, 2024 and 2023, accumulated other comprehensive income includes $(2,860) and $(2,777), respectively, net of $1,021 and $1,690 of tax, respectively, for net unrealized (losses) and gains related to designated cash flow hedges. As of March 31, 2024 and 2023, the Company recorded current derivative assets of $0 and $3,970 within other current assets, respectively. Refer to "Note 21. Fair Value Measurements" for additional information.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	March 31,
	2024	2023
U.S. Dollar notional outstanding	$—	$63,622

21. Fair Value Measurements

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
•Level 3 inputs - Unobservable inputs for the assets or liabilities.

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	March 31,
	2024			2023
	Level 2	Level 3	Total Assets / Liabilities at Fair Value	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets
Derivative financial instruments	$—	$—	$—	$3,970	$—	$3,970
Securitized beneficial interests	—	15,036	15,036	—	19,522	19,522
Total assets	$—	$15,036	$15,036	$3,970	$19,522	$23,492
Financial liabilities
Long-term debt(1)	$462,987	$160	$463,147	$523,758	$514	$524,272
Guarantees	—	5,097	5,097	—	5,262	5,262
Total liabilities	$462,987	$5,257	$468,244	$523,758	$5,776	$529,534
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

Reconciliation of Change in Recurring Level 3 Balances
The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance at March 31, 2022	$28,072	$246	$2,956
Sales of receivables/issuance of guarantees	166,165	—	6,187
Settlements	(164,679)	(37)	(1,864)
Additions	—	305	—
Losses recognized in earnings	(10,036)	—	(2,017)
Ending balance at March 31, 2023	$19,522	$514	$5,262
Sales of receivables/issuance of guarantees	162,229	—	7,184
Settlements	(154,659)	(354)	(4,801)
Losses recognized in earnings	(12,056)	—	(2,548)
Ending balance at March 31, 2024	$15,036	$160	$5,097

The amount of total losses included in earnings for the years ended March 31, 2024, 2023 and 2022 are attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,027, $659 and $1,148 on securitized beneficial interests. Gains and losses included in earnings are reported in other expense, net.

Information about Fair Value Measurements Using Significant Unobservable Inputs
The following summarizes significant unobservable inputs and the valuation techniques utilized:

	Fair value at March 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$15,036	Discounted Cash Flow	Discount Rate	5.6% to 7.9%
			Payment Speed	58 days to 83 days
Guarantees	$5,097	Historical Loss	Historical Loss	0.7% to 37.3%

	Fair value at March 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$19,522	Discounted Cash Flow	Discount Rate	2.3% to 7.3%
			Payment Speed	38 days to 88 days
Guarantees	$5,262	Historical Loss	Historical Loss	1.2% to 40.0%

22. Pension and Other Postretirement Benefits

Defined Benefit Plans

The Company terminated one of its defined benefit pension plans in the United Kingdom ("U.K. Pension Plan") during the year ended March 31, 2024. The U.K. Pension Plan was over-funded. During the year ended March 31, 2024, the Company utilized the surplus assets to pay termination fees and received a $1,106 cash distribution from the plan termination. The Company recorded a noncash pension settlement charge of $12,008 during the year ended March 31, 2024, which included the disposition of the U.K. Pension Plan assets and the reclassification of $3,511 unrecognized net pension losses, net of $1,170 tax benefit, within accumulated other comprehensive income into the Company's consolidated statements of operations.

The Company terminated one of its defined benefit pension plans in the United States ("U.S. Pension Plan") during the year ended March 31, 2023. The Company settled benefits with vested participants that elected a lump sum payout and made a cash contribution of $5,300 to fully fund the U.S. Pension Plan liabilities that was used to purchase a group annuity contract to administer payments to the remaining U.S. Pension Plan participants. The Company recorded a noncash pension settlement charge of $2,588 for the year ended March 31, 2023, which included the recognition of unrecognized net pension gains within accumulated other comprehensive income into the Company's consolidated statements of operations.

The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2024
Benefit obligation, beginning	$35,710	$44,671	$80,381
Service cost	—	181	181
Interest cost	1,705	1,780	3,485
Actuarial (gains) losses	(538)	7,743	7,205
Plan settlements	—	(29,957)	(29,957)
Effects of currency translation	—	(17)	(17)
Benefits paid	(3,183)	(3,135)	(6,318)
Benefit obligation, ending	$33,694	$21,266	$54,960

Fair value of plan assets, beginning	$—	$52,027	$52,027
Actual return on plan assets	—	3,171	3,171
Employer contributions	3,183	896	4,079
Plan settlements	—	(31,064)	(31,064)
Effects of currency translation	—	485	485
Benefits paid	(3,183)	(3,135)	(6,318)
Fair value of plan assets, ending	$—	$22,380	$22,380
Funded status of the plan	$(33,694)	$1,114	$(32,580)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2023
Benefit obligation, beginning	$62,797	$58,931	$121,728
Service cost	300	176	476
Interest cost	1,711	1,564	3,275
Plan amendments	—	139	139
Actuarial gains	(4,106)	(10,220)	(14,326)
Plan settlements	(21,390)	(720)	(22,110)
Effects of currency translation	—	(2,356)	(2,356)
Benefits paid	(3,602)	(2,843)	(6,445)
Benefit obligation, ending	$35,710	$44,671	$80,381

Fair value of plan assets, beginning	$19,812	$66,801	$86,613
Actual return on plan assets	(3,974)	(10,027)	(14,001)
Employer contributions	9,154	1,758	10,912
Plan settlements	(21,390)	(720)	(22,110)
Effects of currency translation	—	(2,942)	(2,942)
Benefits paid	(3,602)	(2,843)	(6,445)
Fair value of plan assets, ending	$—	$52,027	$52,027
Funded status of the plan	$(35,710)	$7,356	$(28,354)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2024	2023	2024	2023
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$7,562	$13,731
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,341)	(3,290)	(1,065)	(972)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(30,353)	(32,420)	(5,383)	(5,403)
Funded status of the plan	$(33,694)	$(35,710)	$1,114	$7,356

The following summarizes pension obligations for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans (1)
	March 31,		March 31,
	2024	2023	2024	2023
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$33,694	$35,710	$6,448	$6,375
Accumulated benefit obligation	33,694	35,710	5,816	5,998
Fair value of plan assets	—	—	—	—
(1) Certain of the Company's non-U.S. defined benefit pension plans in Europe were over-funded as of March 31, 2024 and 2023.

The following summarizes activity in accumulated other comprehensive income for the defined benefit plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit	$56	$—	$56
Net actuarial gains	4,645	1,383	6,028
Deferred taxes	459	(215)	244
Balance at March 31, 2022	$5,160	$1,168	$6,328

Prior service cost	$(138)	$—	$(138)
Net actuarial gains	1,238	609	1,847
Deferred taxes	372	(74)	298
Total change for 2023	$1,472	$535	$2,007

Prior service credit	$(82)	$—	$(82)
Net actuarial gains	5,883	1,992	7,875
Deferred taxes	831	(289)	542
Balance at March 31, 2023	$6,632	$1,703	$8,335

Prior service cost	$50	$—	$50
Net actuarial gains	5,855	(783)	5,072
Deferred taxes	(940)	249	(691)
Total change for 2024	$4,965	$(534)	$4,431

Prior service cost	$(32)	$—	$(32)
Net actuarial gains	11,738	1,209	12,947
Deferred taxes	(109)	(40)	(149)
Balance at March 31, 2024	$11,597	$1,169	$12,766

The following assumptions were used to determine the expense for the pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.08%	3.75%	2.83%	4.94%	2.98%	2.17%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	5.72%	7.31%	5.28%
Expected long-term rate of return on plan assets	Not applicable	Not applicable	5.75%	4.20%	2.16%	2.12%
Interest crediting rate	Not applicable	4.28%	4.25%	Not applicable	Not applicable	Not applicable

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.33%	5.08%	3.74%	5.37%	4.94%	2.98%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	10.42%	5.72%	7.31%
Interest crediting rate	Not applicable	Not applicable	4.28%	Not applicable	Not applicable	Not applicable

Plan Assets

The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	Non-U.S. Plans
	March 31,
	2024	2023
Asset category:
Cash and cash equivalents	1.6%	11.5%
Equity securities	57.7%	20.3%
Debt securities	36.0%	14.8%
Insurance contracts	—%	50.9%
Real estate and other investments	4.7%	2.5%
Total	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

Non-U.S. Pension Plans	March 31, 2024
	Total	Level 1
Cash and cash equivalents	$374	$374
U.S. equities / equity funds	8,616	8,616
International equities / equity funds	4,290	4,290
U.S. fixed income funds	5,578	5,578
International fixed income funds	2,477	2,477
Real estate and other (1)	1,045	1,045
Total	$22,380	$22,380
(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

Non-U.S. Pension Plans	March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,964	$5,964	$—	$—
U.S. equities / equity funds	6,669	6,669	—	—
International equities / equity funds	3,909	3,909	—	—
U.S. fixed income funds	5,364	5,364	—	—
International fixed income funds	2,334	2,334	—	—
Global fixed income funds	26,472	—	26,472	—
Real estate and other (1)	1,315	1,315	—	—
Total	$52,027	$25,555	$26,472	$—
(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

Postretirement Health and Life Insurance Benefits

The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2024
Benefit obligation, beginning	$3,369	$1,115	$4,484
Service cost	4	—	4
Interest cost	161	117	278
Effect of currency translation	—	10	10
Actuarial gains	160	472	632
Benefits paid	(169)	(134)	(303)
Benefit obligation, ending	$3,525	$1,580	$5,105

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	169	134	303
Benefits paid	(169)	(134)	(303)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,525)	$(1,580)	$(5,105)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2024
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(337)	$(130)	$(467)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,188)	(1,450)	(4,638)
Funded status of the plan	$(3,525)	$(1,580)	$(5,105)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2023
Benefit obligation, beginning	$3,977	$1,454	$5,431
Service cost	5	—	5
Interest cost	134	121	255
Effect of currency translation	—	(97)	(97)
Actuarial gains	(437)	(288)	(725)
Benefits paid	(310)	(75)	(385)
Benefit obligation, ending	$3,369	$1,115	$4,484

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	310	75	385
Benefits paid	(310)	(75)	(385)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,369)	$(1,115)	$(4,484)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2023
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(297)	$(96)	$(393)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,072)	(1,019)	(4,091)
Funded status of the plan	$(3,369)	$(1,115)	$(4,484)

The following assumptions were used to determine postretirement benefit obligations:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.35%	5.09%	3.75%	9.72%	10.58%	9.50%
Health care cost trend rate assumed for next year	6.58%	5.49%	5.62%	8.75%	9.40%	7.90%

Cash Flows

The Company expects to contribute the following to its benefit plans:

	Pension Benefits		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
Fiscal Year 2025	$3,341	$1,065	$337	$130	$4,873

The Company's contributions to the defined contribution plans are as follows:

	Years Ended March 31,
	2024	2023	2022
Contributions	$4,395	$5,478	$4,589

The following summarizes the expected benefit payments to be paid in future years, as of March 31, 2024:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
2025	$3,341	$2,669	$337	$130	$6,477
2026	3,277	2,209	326	133	5,945
2027	3,207	2,244	317	136	5,904
2028	3,129	2,223	309	139	5,800
2029	3,044	2,245	299	142	5,730
Thereafter	13,682	13,066	1,343	765	28,856
Total	$29,680	$24,656	$2,931	$1,445	$58,712

23. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2024, the assessment for intrastate trade tax credits taken is $2,642 and the total assessment including penalties and interest is $10,784. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2024, the assessment for intrastate trade tax credits taken is $2,280 and the total assessment including penalties and interest is $6,841. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the consolidated financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $20,772. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

24. Other Comprehensive Income (Loss)

The following summarizes changes in each component of accumulated other comprehensive income, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Income
Balances at March 31, 2021	$(4,649)	$541	$(2,625)	$(6,733)
Other comprehensive (loss) income before reclassifications	(4,224)	6,209	10,419	12,404
Amounts reclassified to net loss, net of tax	—	(422)	(1,445)	(1,867)
Other comprehensive (loss) income, net of tax	(4,224)	5,787	8,974	10,537
Balances at March 31, 2022	$(8,873)	$6,328	$6,349	$3,804
Other comprehensive income (loss) before reclassifications	2,481	1,873	1,750	6,104
Amounts reclassified to net loss, net of tax	—	134	(4,527)	(4,393)
Other comprehensive income (loss), net of tax	2,481	2,007	(2,777)	1,711
Balances at March 31, 2023	$(6,392)	$8,335	$3,572	$5,515
Other comprehensive income (loss) before reclassifications	700	(4,436)	1,698	(2,038)
Amounts reclassified to net income, net of tax	—	8,867	(4,558)	4,309
Other comprehensive income (loss), net of tax	700	4,431	(2,860)	2,271
Balances at March 31, 2024	$(5,692)	$12,766	$712	$7,786

The following summarizes amounts by component, reclassified from accumulated other comprehensive income (loss) to net income (loss):

	Years Ended March 31, 2024	Affected Line Item in the Consolidated Statements of Operations

Pension and postretirement plans(1):
Settlement loss	$4,681	Loss on pension settlement
Actuarial loss	6,780	Interest expense
Amortization of prior service cost	4	Interest expense
Amounts reclassified from equity to the income statement, gross	11,465
Tax effects of amounts reclassified from accumulated other comprehensive income to net income	(2,598)
Amounts reclassified from equity to the income statement, net	$8,867
(1) Amounts are included in net periodic benefit costs for pension and postretirement plans.

	Years Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2024	2023	2022
Derivatives:
Gain reclassified to cost of goods sold	$(6,356)	$(6,764)	$(2,672)
Amounts reclassified from equity to the income statement, gross	(6,356)	(6,764)	(2,672)	Cost of goods and services sold
Tax effects of amounts reclassified from accumulated other comprehensive income to net loss	1,798	2,237	1,227
Amounts reclassified from equity to the income statement, net	$(4,558)	$(4,527)	$(1,445)

25. Government Assistance

In fiscal year 2024, the Company partnered with the United States Agency for International Development ("USAID") to support programs that promote sustainable agriculture developments in certain markets. In conjunction with this partnership, USAID awarded a total of $16,600 in grants to be received over a five-year period based on the achievement of certain agreed-upon milestones. The grants awarded are governed by a fixed-amount cooperative agreement that outlines how the funds should be used, which includes providing crop financing to farmers, acquiring capital assets, and funding certain operating expenses to achieve desired outcomes. As of March 31, 2024, the Company received $4,900 in cash grants from USAID.

26. Equity–Based Compensation

On March 21, 2024, the Board of Directors amended and restated the Incentive Plan to increase the number of shares of the Company's common stock authorized to be issued thereunder to 3,220 shares. The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards. The awards outstanding at March 31, 2024 under the Incentive Plan are restricted stock units for an aggregate of 784 shares that become eligible for vesting, subject to continued employment in equal annual increments generally on March 31 of each year and stock units awarded to non-employee directors for an aggregate of 172 shares. The performance-based restricted stock units provided for the issuance of shares based on satisfaction of performance criteria over a three-year measurement ended March 31, 2024, subject to continued employment, with payouts at 50% of the target level upon satisfaction of threshold performance levels, 100% of the target level upon satisfaction of target performance levels and 150% of the target level upon performance equaling or exceeding the maximum performance levels, with payouts interpolated for performance between these levels. Each of such time-vesting and performance-based restricted stock units is subject to an additional condition to vesting (the "Listing Condition") that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. As of March 31, 2024, the vesting requirements for these awards were not probable to occur. As a result, no equity-based compensation expense was recognized in the years ended March 31, 2024, 2023, and 2022.

27. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Years Ended March 31,
	2024	2023	2022
Sales	$25,059	$22,695	$25,575
Purchases	204,193	158,140	135,261

The Company included the following related party balances in its consolidated balances sheets:

	March 31,
	2024	2023	Location in Consolidated Balance Sheet
Accounts receivable, related parties	$50	$3,090	Other receivables
Accounts payable, related parties	35,396	20,438	Accounts payable
Advances from related parties	12,533	3,494	Advances from customers

Transactions with Significant Shareholders
As described in "Note 17. Debt Arrangements," funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") entered into the Support Agreement, and received the New Secured Debt pursuant to the Debt Exchange Transactions. The Company paid a total of $1,575 in transaction costs incurred by the parties receiving the New Secured Debt in the Debt Exchange Transactions, of which an aggregate $910 related to costs paid on behalf of the Investor-Affiliated Funds.

On August 24, 2020, pursuant to the Exit Term Loan Credit Agreement, Pyxus Holdings became obligated with respect to the Exit Term Loans in an aggregate principal amount of approximately $213,418. The Exit Term Loans accrued interest at an annual rate equal to LIBOR plus 800 basis points or 700 basis points above base rate, as applicable. In addition to the cash interest payments, from and after August 24, 2021, the Exit Term Loans accrued "payment in kind" (PIK) interest in an annual rate equal to 100 basis points, which rate increased by an additional 100 basis points on August 24, 2022. The Exit Term Loans were exchanged upon consummation of the DDTL Facility Exchange and the Exit Facility Exchange on February 6, 2023.

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

Interest on the aggregate principal amount of outstanding Initial DDTL Loans accrued at an annual rate of LIBOR plus 9.0%, subject to a LIBOR floor of 1.5%, for LIBOR loans or, for loans that are not LIBOR loans, at an annual rate of an alternative base rate (as specified in the Initial DDTL Facility Credit Agreement) plus 8.0%. Pursuant to the Initial DDTL Facility Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 2.0% of the aggregate commitments under the Initial DDTL Facility, paid in cash in full on the DDTL Closing Date and netted from the proceeds of the Initial DDTL Loans borrowed on the DDTL Closing Date. The Initial DDTL Facility Credit Agreement provided for the payment by Intabex to the DDTL Facility Lenders of a non-refundable exit fee (the "Exit Fee") increasing in increments from 1.0% for repayment on or before September 30, 2021 to 5.0% for repayment after March 31, 2022 (whether prepaid voluntarily or paid following acceleration or at maturity).

The obligations of Intabex under the Initial DDTL Facility Credit Agreement (and certain related obligations) were (a) guaranteed by the Parent Guarantors and Alliance One International Tabak B.V., then an indirect subsidiary of the Company, and each of the Company’s domestic and foreign subsidiaries that was or became a guarantor of borrowings under the Exit Term Loan Credit Agreement and (b) was secured by the pledge of all of the outstanding equity interests of (i) Alliance One Brasil Exportadora de Tabacos Ltda. ("AO Brazil"), which principally operates the Company’s leaf tobacco operations in Brazil, and (ii) Alliance One International Tabak B.V., which owned a 0.001% interest of AO Brazil.

The Initial DDTL Credit Facility Agreement was amended and restated by the DDTL Credit Agreement, which established a $100,000 term loan credit facility (the "DDTL Term Loan Facility") and required that Intabex use the net proceeds of the DDTL Term Loans made thereunder and other funds to repay in full its obligations under the Initial DDTL Facility Credit Agreement, including the payment of fees and expenses incurred in connection with repaying borrowings under the Initial DDTL Facility and incurring the DDTL Term Loans under the DDTL Credit Agreement. The DDTL Credit Agreement provided for a 2.0% fee due with respect to any principal payment made after the one-year anniversary of the incurrence of the DDTL Term Loans, including a payment made at maturity. Interest on the outstanding principal amount of the DDTL Term Loans accrued at an annual rate of SOFR plus 7.5%, subject to a SOFR floor of 1.0%, for "SOFR loans" or, for loans that are not SOFR loans, at an annual rate of an alternate base rate (as specified in the DDTL Credit Agreement and subject to a specified floor) plus 6.5%. Pursuant to the DDTL Credit Agreement, the DDTL Facility Lenders received a non-refundable commitment fee equal to 3.0% of the aggregate commitments under the DDTL Term Loan Facility and a closing fee equal to 1.0% of the aggregate commitments under the DDTL Term Loan Facility, as original issue discount. Under the DDTL Credit Agreement, the obligations of Intabex under the Amended Credit Agreement (and certain related obligations) continued to be guaranteed and secured by the same guarantors of, and the same collateral securing, Intabex’s obligations under the Initial DDTL Facility Credit Agreement. The DDTL Term Loans were exchanged upon consummation of the DDTL Facility Exchange on February 6, 2023.

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

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of March 31, 2024 and 2023, includes $4,239 and $3,653, respectively, of interest payable to Investor-Affiliated Funds and CI Investments, Inc. ("CI Investments"), which is also a beneficial owner of greater than five percent of the Company's common stock. Interest expense as presented in the consolidated statements of operations includes $40,909 , $35,649, and $32,579 for the years ended March 31, 2024, 2023, and 2022, respectively, that relates to the Investor-Affiliated Funds and CI Investments.

The holders of senior debt that are parties to the Debt Repurchase Agreement entered into on March 21, 2024 are funds affiliated with the Monarch Investor and of which the Monarch Investor is the investment advisor. The Company paid a total of $62,339, which includes payment for accrued and unpaid interest and specified customary fees, to purchase from such funds the $77,922 aggregate principal amount of 2027 Notes in the transaction pursuant to the Debt Repurchase Agreement completed on March 28, 2024. The Debt Repurchase Agreement and the transactions contemplated thereby, including the exercise by Pyxus Holdings of its right to purchase the Pyxus Term Loans and additional 2027 Notes thereunder, were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus.

28. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the consolidated financial statements:

	Years Ended March 31,
	2024	2023	2022
Sales and other operating revenues:
Leaf	$2,029,615	$1,900,558	$1,627,238
All Other	2,944	14,323	12,624
Consolidated sales and other operating revenues	$2,032,559	$1,914,881	$1,639,862

Segment operating income (loss):
Leaf	$153,207	$117,056	$106,159
All Other	(11,221)	(18,593)	(24,225)
Segment operating income	141,986	98,463	81,934

Restructuring and asset impairment charges	4,799	4,685	8,031
Goodwill impairment	—	—	32,186
Consolidated operating income	$137,187	$93,778	$41,717

	March 31, 2024
	Leaf	All Other	Total
Segment assets	$1,616,486	$41,427	$1,657,913
Trade and other receivables, net	187,083	336	187,419
Equity in net assets of investee companies	94,609	6,636	101,245
Depreciation and amortization	17,767	1,483	19,250
Capital expenditures	18,062	2,973	21,035

	March 31, 2023
	Leaf	All Other	Total
Segment assets	$1,544,798	$37,665	$1,582,463
Trade and other receivables, net	199,237	411	199,648
Equity in net assets of investee companies	93,754	6,985	100,739
Depreciation and amortization	16,157	2,980	19,137
Capital expenditures	13,565	2,390	15,955

The following summarizes geographic information for sales and other operating revenues by destination of the product shipped:

	Years Ended March 31,
	2024	2023	2022
Sales and Other Operating Revenues:
China	$362,778	$338,174	$280,945
Indonesia	215,491	170,492	110,009
United States	192,745	220,266	209,953
United Arab Emirates	182,687	182,306	82,070
Belgium (1)	156,085	132,456	89,748
South Korea	74,665	49,504	48,394
Russia	70,794	20,175	57,808
Other	777,314	801,508	760,935
Total	$2,032,559	$1,914,881	$1,639,862
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

The following summarizes the customers, including their respective affiliates, that account for 10% or more of total sales and other operating revenues for the respective periods, as indicated by an "x":

Years Ended March 31,
	2024	2023	2022
British American Tobacco		x	x
China National Tobacco Corporation	x	x	x
Japan Tobacco International	x
Philip Morris International Inc.	x	x	x

The following summarizes geographic information for property, plant, and equipment by location:

	March 31,
	2024	2023
Property, Plant, and Equipment, Net:
Brazil	$31,455	$29,163
Malawi	28,400	31,213
Zimbabwe	22,861	21,703
United States	21,429	21,945
Other	11,565	12,006
Jordan	10,664	11,352
Tanzania	7,784	6,016
Total	$134,158	$133,398

29. Subsequent Events

Debt Repurchase
On April 12, 2024, Pyxus Holdings exercised its right under the Debt Repurchase Agreement to purchase from funds affiliated with the Monarch Investor $34,191 of aggregate principal amount of the 2027 Notes for $26,327, a 23.0% discount to par value, and $10,345 aggregate principal amount of the Pyxus Term Loans for $9,104, a 12.0% discount to par value. On May 31, 2024, a total of $9,435 was paid to retire $10,345 of aggregate principal amount of the Pyxus Term Loans, and included payment for accrued and unpaid interest through the day prior to payment.

Equity-Based Compensation
On May 10, 2024, the time-vesting restricted stock units granted under the Incentive Plan that were outstanding at March 31, 2024 were amended to extend the period by which the Listing Condition must be satisfied for the vesting of such restricted stock units from March 31, 2028 to March 31, 2031 and to provide that the Listing Condition shall be deemed to be satisfied on March 31, 2031 notwithstanding that the Company’s common stock has not been listed by that date on a national securities exchange or on any foreign securities exchange and, upon the occurrence of a "Change in Control" (as defined in the Incentive Plan) as a result of a merger, consolidation, share exchange or sale of all or substantially all of the assets of the Company, such restricted stock units would vest. On May 10, 2024, the performance-based restricted stock units granted under the Incentive Plan that were outstanding at March 31, 2024 were terminated upon certification that actual performance for the three-year period ended March 31, 2024 was below the threshold level for the issuance of any shares with respect to such restricted stock units.

Securitized Receivables
In May 2024, the investment limit of the Finacity Facility was increased from $100,000 to $120,000 of trade receivables and the existing arrangement was extended to May 31, 2025. In May 2024, the investment limit of the second facility was increased from $110,000 to $130,000 of trade receivables and the existing arrangement was extended to April 1, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pyxus International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

•With the assistance of our income tax specialists, we read and evaluated management’s documentation, including relevant accounting policies, relevant authoritative tax literature, and information obtained by management from outside tax specialists and attorneys, that detailed the basis of uncertain tax positions.
•With the assistance of our income tax specialists, we evaluated management’s judgement of the appropriate unit of account for unrecognized tax benefits and audited the measurement calculations, as applicable.
•We challenged the reasonableness of management’s judgments regarding the future resolution of uncertain tax positions, through evaluating the technical merits of uncertain tax positions by considering how tax law, including statutes, regulations, and case law, impacted management’s judgments and through consideration of the Company’s history of settlements.
•For uncertain tax positions that had not been settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition or measurement of uncertain tax positions through evaluation of correspondence with taxing authorities and evaluation of changes to issued guidance.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 6, 2024

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2024.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company's status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Executive Officers of Pyxus International, Inc.
The following information is furnished with respect to the Company's executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	60	President and Chief Executive Officer
Flavia B. Landsberg	56	Executive Vice President - Chief Financial Officer
Scott A. Burmeister	47	Executive Vice President - Chief Operating Officer
Tracy G. Purvis	62	Executive Vice President - Global Business & Information Services
Dustin L. Styons	42	Executive Vice President - Business Strategy & Sales
Fernanda Goncalves	44	Senior Vice President - Chief Human Resources Officer
William L. O'Quinn, Jr.	55	Senior Vice President - Chief Legal Officer and Secretary

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

Scott A. Burmeister has served as Executive Vice President - Chief Operating Officer since September 2023, with over 27 years of prior multinational management and operating experience with the Company’s leaf tobacco subsidiary, Alliance One International, LLC ("AOI"), and its subsidiaries and predecessors. He has served as Regional Director, Europe, Middle East & Africa from September 2020 to September 2023 and before that served as Managing Director, Turkey and Regional Director, Europe from October 2015. He served as Managing Director of AOI’s Bulgarian subsidiary from January 2010, having previously served as that subsidiary’s Sales Director from 2008. Before that, Mr. Burmeister served in positions of increasing responsibility with subsidiaries of AOI’s predecessor in Zimbabwe and Kyrgyzstan, beginning his career in 1996 with a subsidiary in Zimbabwe as a leaf buyer.

Tracy G. Purvis has served as Executive Vice President - Global Business & Information Services since August 2020, having previously served as Executive Vice President - Business Services of Old Pyxus since February 2019, Senior Vice President - Business Services of Old Pyxus from September 2018 through January 2019, Vice President - Global Information Services of

Old Pyxus from January 2011 through August 2018, Vice President - Chief Application Architect of Old Pyxus from April 2009 through December 2010, and Vice President - Chief Technology Officer of Old Pyxus from May 2005 through March 2009.

Dustin L. Styons has had an 18-year multifaceted career with the Company and its predecessors. Prior to his appointment as Executive Vice President - Business Strategy & Sales in September 2023, he served as Vice President, Corporate Finance and Business Development of the Company since May 2021 and as Senior Vice President and Chief Financial Officer of AOI since September 2020, after having served as Regional Financial Director, North & Central America of the Company’s predecessor since February 2017. Before that, Mr. Styons served in positions of increasing responsibility in finance with the Company’s predecessor, including FP&A, Risk Management, Treasury and Corporate Audit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2024
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,840,065	—	1,379,935
Equity Compensation Plans Not Approved by Security Holders (2)	—	—	—
Total (1)	1,840,065	—	1,379,935
(1) On November 18, 2020, the Board of Directors of the Company adopted the Pyxus International, Inc. 2020 Incentive Plan (as amended, the "Incentive Plan") which initially authorized the issuance of 2,200,000 shares of the Company's common stock pursuant to awards thereunder and which was approved at the 2021 annual meeting of shareholders on August 19, 2021. On March 21, 2024, the Board of Directors amended and restated the Incentive Plan to increase the number of shares of the Company's common stock that may be issued thereunder to 3,220,000. The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards.

(2) The awards outstanding on March 31, 2024 under the Incentive Plan are restricted stock units and performance-based restricted stock units awarded to employees and stock units awarded to non-employee directors. Each of such awards is subject to a condition to vesting that the Company's common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. As of March 31, 2024, such additional vesting condition was not probable of being satisfied under U.S. GAAP. The amounts presented in the table assume the number of shares to be issued upon vesting of the performance-based restricted stock units based on the maximum level of performance. On May 10, 2024, the performance-based restricted stock units granted under the Incentive Plan that were outstanding at March 31, 2024 were terminated upon certification that actual performance for the three-year period ended March 31, 2024 was below the threshold level for the issuance of any shares with respect to such restricted stock units. Accordingly, as a result of such termination and as provided by the terms of the Incentive Plan, the 883,800 shares reserved for issuance at the maximum performance level included in the amount presented in column (a) with respect to such performance-based restricted stock units became available for issuance under future awards under the Incentive Plan.

(3) The awards outstanding as of March 31, 2024 under the Incentive Plan do not have an exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Pyxus International, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Operations - Years ended March 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income (Loss) - Years ended March 31, 2024, 2023, and 2022
•Consolidated Balance Sheets - March 31, 2024 and 2023

•Consolidated Statements of Stockholders' Equity - Years ended March 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows - Years ended March 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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

10.02	Limited Consent and Amendment to ABL Credit Agreement, dated as of January 5, 2023, by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the several lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.03	Second Amendment to ABL Credit Agreement dated as of May 23, 2023 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 30, 2023 (File No. 000-25734).

10.04	Third Amendment to the ABL Credit Agreement dated as of October 24, 2023 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.01 to the registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2023 (File No. 000-25734).

10.05	Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus (US) LLC, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.06	Pyxus Term Loan Credit Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, the several lenders party thereto and Alter Domus (US) LLC, as administrative agent and senior collateral agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.07	Intabex Term Loan Credit Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., Intabex Netherlands B.V., the other guarantors party thereto, the several lenders party thereto and Alter Domus (US) LLC, as administrative agent and senior collateral agent, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.08	Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, Alter Domus (US) LLC, as New Intabex Term Loan Administrative Agent, New Pyxus Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.09
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.10	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.11
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

10.12
Pyxus International, Inc. Amended and Restated 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 25, 2024 (File No. 000-25734). †

10.13	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.09 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.14
Form of Performance-based Stock Unit Award Agreement incorporated by reference to Exhibit 10.10 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.15
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Old Holdco, Inc. for the period ended December 31, 2008, filed on February 17, 2009 (File No. 001-13684). †

10.16
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Old Holdco, Inc. filed on February 7, 2013 (File No. 001-13684). †

10.17
Executive Employment Agreement executed on October 27, 2021, with an effective date of November 1, 2021, between Flavia Landsberg and Pyxus International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pyxus International, Inc., filed on November 15, 2021 (File No. 000-25734). †

10.18
Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Patrick Fallon, Holly Kim, and Jamie Ashton, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734). †

10.19
Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Robert George, Cynthia Moehring, J. Pieter Sikkel, Richard Topping, John Alphin, and Patrick Bartels, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 000-25734). †

10.20	Employment Contract dated as of December 30, 2019 between Alliance One International Services Limited and Scott Anthony Burmeister, with modifications dated as of August 31, 2020 and September 12, 2023. †

21	List of subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). ††

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2024.

PYXUS INTERNATIONAL, INC.

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 6, 2024.

/s/ J. Pieter Sikkel		/s/ Patrick J. Bartels, Jr.
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Patrick J. Bartels, Jr. Director

/s/ Flavia B. Landsberg		/s/ Robert D. George
Flavia B. Landsberg Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Robert D. George Director

/s/ Philip C. Garofolo		/s/ Cynthia P. Moehring
Philip C. Garofolo Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)		Cynthia P. Moehring Director

/s/ John S. Alphin		/s/ Richard J.C. Topping
John S. Alphin Director		Richard J.C. Topping Director

/s/ Jamie J. Ashton
Jamie J. Ashton Director