Form 10-Q
period 2024-06-30
PYXUS INTERNATIONAL, INC.
filed 2024-08-07
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2024.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of July 31, 2024, the registrant had 24,999,947 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share data)	2024	2023
Sales and other operating revenues	$634,855	$477,092
Cost of goods and services sold	551,003	403,947
Gross profit	83,852	73,145
Selling, general, and administrative expenses	40,662	34,063
Other expense, net	2,630	2,624
Restructuring and asset impairment charges	103	40
Operating income	40,457	36,418
Gain on debt retirement	1,323	—
Interest expense, net	33,272	30,844
Income before income taxes and other items	8,508	5,574
Income tax expense	6,119	2,646
(Income) loss from unconsolidated affiliates, net	(2,563)	2,158
Net income	4,952	770
Net income (loss) attributable to noncontrolling interests	310	(34)
Net income attributable to Pyxus International, Inc.	$4,642	$804

Earnings per share:
Basic	$0.18	$0.03
Diluted	$0.18	$0.03

Weighted average number of shares outstanding:
Basic	25,461	25,000
Diluted	25,461	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2024	2023
Net income	$4,952	$770

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	543	707
Cash flow hedges	(2,237)	862
Total other comprehensive (loss) income, net of tax	(1,694)	1,569
Total comprehensive income	3,258	2,339
Comprehensive income (loss) attributable to noncontrolling interests	310	(34)
Comprehensive income attributable to Pyxus International, Inc.	$2,948	$2,373

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2024	June 30, 2023	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$82,042	$100,045	$92,569
Restricted cash	7,061	5,456	7,224
Trade receivables, net	209,053	185,467	168,764
Other receivables	17,042	18,978	18,704
Inventories, net	1,014,527	1,006,437	931,654
Advances to tobacco suppliers, net	43,863	56,408	20,397
Recoverable income taxes	4,070	5,867	4,455
Prepaid expenses	47,270	42,132	50,185
Other current assets	17,219	15,500	16,254
Total current assets	1,442,147	1,436,290	1,310,206
Investments in unconsolidated affiliates	103,818	98,591	101,255
Intangible assets, net	32,728	37,412	33,879
Deferred income taxes, net	8,947	8,879	7,196
Long-term recoverable income taxes	3,985	3,373	2,963
Other noncurrent assets	33,097	45,845	32,617
Right-of-use assets	33,521	40,280	35,639
Property, plant, and equipment, net	134,468	132,324	134,158
Total assets	$1,792,711	$1,802,994	$1,657,913

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$679,399	$585,408	$499,312
Accounts payable	115,312	133,854	181,247
Advances from customers	70,985	61,297	90,719
Accrued expenses and other current liabilities	99,052	94,356	96,954
Income taxes payable	8,706	20,081	8,539
Operating leases payable	7,822	9,249	8,100
Current portion of long-term debt	20,445	42	20,294
Total current liabilities	1,001,721	904,287	905,165
Long-term taxes payable	5,373	4,978	2,678
Long-term debt	531,461	643,808	497,734
Deferred income taxes	6,571	10,336	7,934
Liability for unrecognized tax benefits	19,257	13,494	17,742
Long-term leases	22,456	28,219	26,136
Pension, postretirement, and other long-term liabilities	52,760	53,703	53,701
Total liabilities	$1,639,599	$1,658,825	$1,511,090
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (25,000 for all periods)	$392,820	$390,290	$389,789
Retained deficit	(250,649)	(257,150)	(255,291)
Accumulated other comprehensive income	6,092	7,084	7,786
Total stockholders’ equity of Pyxus International, Inc.	148,263	140,224	142,284
Noncontrolling interests	4,849	3,945	4,539
Total stockholders’ equity	153,112	144,169	146,823
Total liabilities and stockholders’ equity	$1,792,711	$1,802,994	$1,657,913

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive (loss) income, net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112

Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2024	2023
Operating Activities:
Net income	$4,952	$770
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,127	4,606
Debt amortization/interest	2,828	2,682
Gain on debt retirement	(1,323)	—
Loss on foreign currency transactions	978	1,926
Equity-based compensation	3,031	—
(Income) loss from unconsolidated affiliates, net of dividends	(2,563)	2,158
Changes in operating assets and liabilities, net
Trade and other receivables	(72,392)	(33,122)
Inventories and advances to tobacco suppliers	(108,015)	(245,854)
Deferred items	(899)	(1,043)
Recoverable income taxes	(622)	(352)
Payables and accrued expenses	(64,786)	(32,509)
Advances from customers	(18,550)	18,802
Prepaid expenses	3,883	(2,653)
Income taxes	326	1,924
Other operating assets and liabilities	(175)	1,474
Other, net	(3,976)	(4,483)
Net cash used in operating activities	$(252,176)	$(285,674)

Investing Activities:
Purchases of property, plant, and equipment	$(5,097)	$(3,661)
Collections from beneficial interests in securitized trade receivables	31,741	30,419
Other, net	1,304	283
Net cash provided by investing activities	$27,948	$27,041

Financing Activities:
Net proceeds from short-term borrowings	$182,001	$205,879
Proceeds from revolving loan facilities	130,000	65,000
Repayment of revolving loan facilities	(86,000)	(40,000)
Debt issuance costs	(2,662)	(3,462)
Repayment of long-term borrowings	(9,104)	—
Other, net	64	(34)
Net cash provided by financing activities	$214,299	$227,383

Effect of exchange rate changes on cash	(761)	(2,158)

Decrease in cash, cash equivalents, and restricted cash	(10,690)	(33,408)
Cash and cash equivalents at beginning of period	92,569	136,733
Restricted cash at beginning of period	7,224	2,176
Cash, cash equivalents, and restricted cash at end of period	$89,103	$105,501
Other information:
Cash paid for income taxes, net	$2,679	$2,542
Cash paid for interest, net	30,833	25,693
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	60,491	36,271

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

These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed on June 6, 2024. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

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

Disclosures required under this new ASU and the existing segment profit or loss and assets disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The annual disclosure requirements are effective for the Company's fiscal year ending March 31, 2025, and the interim period disclosure requirements are effective beginning April 1, 2025. Early adoption is permitted. This new rule will result in additional disclosures for segment reporting, and does not have an impact on the Company's financial condition, results of operations, or cash flows.

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

	Three Months Ended
	June 30,
	2024	2023
Leaf:
Product revenue	$589,217	$450,938
Processing and other revenues	41,746	25,495
Total sales and other operating revenues	630,963	476,433
All Other:
Total sales and other operating revenues	3,892	659
Total sales and other operating revenues	$634,855	$477,092

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended
	June 30,
	2024	2023
Balance, beginning of period	$(23,940)	$(24,730)
Additions	(401)	(320)
Write-offs and other adjustments	306	610
Balance, end of period	(24,035)	(24,440)
Trade receivables	233,088	209,907
Trade receivables, net	$209,053	$185,467

4. Income Taxes

For each period presented, the Company's quarterly provision for income taxes is not calculated using the annual effective tax rate method ("AETR method"), which applies an estimated annual effective tax rate to pre-tax income or loss. As of the end of the current period, market specific factors coupled with tax rate sensitivity caused the AETR method to produce an unreliable estimate of the Company’s annual effective tax rate; therefore, the Company recorded its interim income tax provision using the discrete method, as allowed under FASB ASC 740-270, Income Taxes - Interim Reporting. Using the discrete method, the Company determined income tax expense as if each of the three-month interim periods reported were an annual period.

The effective tax rate for the three months ended June 30, 2024 and 2023 was 71.9% and 47.5%, respectively. For the three months ended June 30, 2024, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to U.S. taxation of foreign earnings partially offset by foreign tax credits and additional unrecognized tax benefits reserves.

5. Earnings Per Share

The calculations of basic and diluted earnings per share are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. Under the treasury stock method, restricted stock units will have a dilutive effect when the respective period's average market price of the Company's common stock exceeds the assumed exercise proceeds and the average amount of cost not yet recognized. Performance based stock units are included in diluted earnings per share if the performance targets have been met at the end of the reporting period. Share-based payment awards that provide contingently issuable shares upon a performance or market condition are included in basic and diluted earnings per share only if the condition is met as of the end of the reporting period.

The following summarizes the computation of earnings per share:

	Three Months Ended
	June 30,
	2024	2023
Net income attributable to Pyxus International, Inc.	$4,642	$804

Basic weighted average shares outstanding (1)	25,461	25,000
Plus: Dilutive equity awards (2)	—	—
Diluted weighted average shares outstanding	25,461	25,000

Earnings per share:
Basic	$0.18	$0.03
Diluted	$0.18	$0.03

(1) For the three months ended June 30, 2024, the basic weighted average shares outstanding are adjusted to include 461 weighted average shares outstanding, representing the underlying shares associated with the time-vesting restricted stock units granted prior to May 10, 2024 that were modified on such date to remove the market condition. Refer to "Note 17. Equity-Based Compensation" for additional information.

(2) For the three months ended June 30, 2024, the weighted average number of outstanding restricted stock units not included in the computation of diluted earnings per share because their effect would be antidilutive is 17.

6. Restricted Cash

The following summarizes the composition of restricted cash:

	June 30, 2024	June 30, 2023	March 31, 2024
Compensating balance for short-term borrowings	$542	$439	$516
Escrow	3,209	2,344	2,647
Grants	1,158	696	1,375
Other	2,152	$1,977	$2,686
Total	$7,061	$5,456	$7,224

7. Inventories, Net

The following summarizes the composition of inventories, net:

	June 30, 2024	June 30, 2023	March 31, 2024
Processed tobacco	$605,535	$642,745	$585,280
Unprocessed tobacco	375,102	320,470	305,928
Other tobacco related	28,083	34,127	31,213
All Other	5,807	9,095	9,233
Total	$1,014,527	$1,006,437	$931,654

8. Equity Method Investments

The following summarizes the Company's equity method investments as of June 30, 2024:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabaco Exportadora SA	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Company	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments were due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended
	June 30,
	2024	2023
Statement of operations:
Sales	$56,771	$44,831
Gross profit	7,187	7,185
Net income (loss)	5,239	(3,854)

	June 30, 2024	June 30, 2023	March 31, 2024
Balance sheet:
Current assets	$533,214	$456,755	$542,702
Property, plant, and equipment and other assets	57,453	48,498	50,925
Current liabilities	438,293	366,806	446,597
Long-term obligations and other liabilities	3,468	2,685	3,356

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	June 30, 2024	June 30, 2023	March 31, 2024
Investments in variable interest entities	$96,903	$91,587	$94,609
Receivables with variable interest entities	3,980	4,767	—
Guaranteed amounts to variable interest entities (not to exceed)	16,392	61,041	11,113

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	June 30, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.2 years	$26,101	$(8,338)	$17,763
Technology	4.2 years	12,948	(6,189)	6,759
Trade names	10.2 years	11,300	(3,094)	8,206
Total		$50,349	$(17,621)	$32,728

	June 30, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	9.2 years	$26,101	$(6,163)	$19,938
Technology	5.0 years	13,132	(4,671)	8,461
Trade names	11.2 years	11,300	(2,287)	9,013
Total		$50,533	$(13,121)	$37,412

	March 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.4 years	$26,101	$(7,794)	$18,307
Technology	4.4 years	12,948	(5,784)	7,164
Trade names	10.4 years	11,300	(2,892)	8,408
Total		$50,349	$(16,470)	$33,879

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended
	June 30,
	2024	2023
Amortization expense	$1,151	$1,160

11. Debt Arrangements

The following summarizes debt and notes payable:

(in thousands)	Interest Rate		June 30, 2024	June 30, 2023	March 31, 2024
Senior secured credit facilities:
ABL Credit Facility	8.6%	(1)	$44,000	$50,000	$—

Senior secured notes:
10.0% Notes Due 2024 (2)	10.0%	(1)	20,328	20,004	20,247
8.5% Notes Due 2027 (3)	8.5%	(1)	178,423	253,779	178,146

Senior secured term loans:
Intabex Term Loans (4)	13.6%	(1)	186,770	186,307	186,659
Pyxus Term Loans (5)	13.6%	(1)	122,268	133,284	132,819

Other Debt:
Other long-term debt	8.7%	(1)	117	476	157
Notes payable (6)	9.8%	(1)	679,399	585,408	499,312
Total debt			$1,231,305	$1,229,258	$1,017,340

Short-term (6)			$679,399	$585,408	$499,312
Long-term:
Current portion of long-term debt			$20,445	$42	$20,294
Long-term debt			531,461	643,808	497,734
Total			$551,906	$643,850	$518,028

Letters of credit			$7,669	$6,018	$5,070

(1) Weighted average rate for the trailing twelve months ended June 30, 2024 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) The 10.0% Notes due 2024 outstanding of $20,328 is net of a debt discount of $63. Total repayment at maturity is $20,391.
(3) Balance of $178,423 is net of a debt discount of $4,107. Total repayment at maturity is $182,530.
(4) Balance of $186,770 is net of a debt discount of $2,263. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(5) Balance of $122,268 is net of a debt premium of $2,063. Total repayment at maturity is $120,205.
(6) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
On February 8, 2022, the Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Agreement was amended on May 23, 2023 to extend the maturity of the ABL Credit Facility to February 8, 2027. The ABL Credit Agreement was amended on October 24, 2023 to, among other things increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility to $120,000. A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $120,000, subject to the limitations described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140,000. At June 30, 2024, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
On February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At June 30, 2024, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
On February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility")., under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "New Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At June 30, 2024, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At June 30, 2024, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Related Party Transactions

Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,125 shares of the Company’s common stock, representing approximately 24.5% of the outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus.

On March 21, 2024, Pyxus Holdings entered into an agreement (the "Debt Repurchase Agreement") with funds affiliated with the Monarch Investor to purchase $77,922 of aggregate principal amount of their holdings in the 2027 Notes for $60,000, a 23.0% discount to par value, plus accrued and unpaid interest and specified customary fees. The purchase of $77,922 aggregate principal amount of the 2027 Notes for a total of $62,339 (including fees and accrued and unpaid interest) was completed on March 28, 2024.

The Debt Repurchase Agreement also included the right of Pyxus Holdings, at its option, to purchase from such holders an additional $34,191 aggregate principal amount of the 2027 Notes for $26,327, a 23.0% discount to par value, plus accrued and unpaid interest, and $10,345 aggregate principal amount of the Pyxus Term Loans for $9,104, a 12.0% discount to par value, plus accrued and unpaid interest. On April 12, 2024, Pyxus Holdings exercised its rights to complete these repurchases by September 30, 2024.

On May 31, 2024, Pyxus Holdings completed the purchase of $10,345 of aggregate principal amount of the Pyxus Term Loans for a total of $9,435 (including accrued and unpaid interest).

The Debt Repurchase Agreement and the transactions contemplated thereunder were approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party by a majority of the disinterested members of the Board of Directors of Pyxus.

Other Outstanding Debt

2024 Notes
On February 6, 2023, the relevant parties to the 2024 Notes Indenture entered into the Second Supplemental Indenture, dated as of February 6, 2023 (the "2024 Notes Supplemental Indenture"), to the 2024 Notes Indenture, pursuant to which the 2024 Notes Indenture, the 2024 Notes and the related intercreditor and security documents were amended to effect these changes. The 2024 Notes bear interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2024 Notes are stated to mature on August 24, 2024. At June 30, 2024, Pyxus Holdings and the guarantors of the 2024 Notes were in compliance with all covenants under the 2024 Notes Indenture, as amended by the 2024 Notes Supplemental Indenture.

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of June 30, 2024, the total borrowing capacity under individual foreign seasonal lines of credit range up to $152,600. As of June 30, 2024, the aggregate amount available for borrowing under the seasonal lines of credit was $169,703. At June 30, 2024, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $815,646, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes. At June 30, 2024, $542 of cash was held on deposit as a compensating balance. At June 30, 2024, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. As of June 30, 2024, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of June 30, 2024, the investment limit under the second facility was $130,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of June 30, 2024 and 2023, and March 31, 2024, trade receivables, net in the condensed consolidated balance sheets has been reduced by $8,219, $908, and $15,036 as a result of the net settlement, respectively. As of March 31, 2024, accrued expenses and other current liabilities in the consolidated balance sheets includes $10,279 of net payables for the Finacity Facility. Refer to "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of June 30, 2024, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	June 30, 2024	June 30, 2023	March 31, 2024
Receivables outstanding in facility	$260,973	$132,313	$170,267
Beneficial interests	25,640	19,641	15,036

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Three Months Ended
	June 30,
	2024	2023
Cash proceeds:
Cash purchase price	$243,109	$172,943
Deferred purchase price	31,741	30,419

13. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2024	June 30, 2023	March 31, 2024
Amounts guaranteed (not to exceed)	$79,192	$138,523	$97,411
Amounts outstanding under guarantee (1)	41,581	43,563	71,427
Fair value of guarantees	2,611	5,764	5,097
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	526	459	34,571
(1) Most of the guarantees outstanding at June 30, 2024 expire within one year.

14. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $851 and $1,434 from its derivative financial instruments in cost of goods and services sold for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company recorded current derivative liabilities of $1,834 and $11 within accrued expenses and other current liabilities, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	June 30, 2024	June 30, 2023	March 31, 2024
U.S. Dollar notional outstanding	$23,300	$4,378	$—

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024			June 30, 2023			March 31, 2024
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Securitized beneficial interests	$—	$25,640	$25,640	$—	$19,641	$19,641	$—	$15,036	$15,036
Total assets	$—	$25,640	$25,640	$—	$19,641	$19,641	$—	$15,036	$15,036
Financial Liabilities:
Derivative financial instruments	$1,834	$—	$1,834	$11	$—	$11	$—	$—	$—
Long-term debt(1)	455,789	160	455,949	492,098	509	492,607	462,987	160	463,147
Guarantees	—	2,611	2,611	—	5,764	5,764	—	5,097	5,097
Total liabilities	$457,623	$2,771	$460,394	$492,109	$6,273	$498,382	$462,987	$5,257	$468,244
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance at March 31, 2024	$15,036	$160	$5,097
Issuances of sales of receivables/guarantees	61,029	—	938
Settlements	(45,233)	—	(715)
Losses recognized in earnings	(5,192)	—	(2,709)
Ending balance at June 30, 2024	$25,640	$160	$2,611

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance at March 31, 2023	$19,522	$514	$5,262
Issuances of sales of receivables/guarantees	36,640	—	1,054
Settlements	(33,183)	(5)	(555)
Losses recognized in earnings	(3,338)	—	3
Ending balance at June 30, 2023	$19,641	$509	$5,764

For the three months ended June 30, 2024 and 2023, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $1,250 and $748, respectively. Gains and losses included in earnings are reported in other expense, net.

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2024, the assessment for intrastate trade tax credits taken is $2,375 and the total assessment including penalties and interest is $9,796. On March 18, 2014, the government in Brazilian State of Santa Catarina also issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2024, the assessment for intrastate trade tax credits taken is $2,050 and the total assessment including penalties and interest is $6,201. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $20,377 as of June 30, 2024. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

17. Equity-Based Compensation

Pursuant to the Pyxus International, Inc. Amended and Restated 2020 Incentive Plan (the "Incentive Plan"), the Company granted time-vesting restricted stock units, with the vesting of these restricted stock units being subject to continued employment through specified dates and the condition that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by March 31, 2028 (the "Listing Condition"). On May 10, 2024 (the "Modification Date"), the time-vesting restricted stock units granted under the Incentive Plan that were outstanding immediately prior to that date were amended to extend the period by which the Listing Condition must be satisfied for the vesting of such restricted stock units from March 31, 2028 to March 31, 2031 and to provide that the Listing Condition shall be deemed to be satisfied on March 31, 2031 regardless of whether the Company’s common stock has been listed by that date on a national securities exchange or foreign securities exchange and would vest earlier upon the occurrence of a "Change in Control" (as defined in the Incentive Plan) as a result of a merger, consolidation, share exchange or sale of all or substantially all of the assets of the Company. On the Modification Date, the amended Listing Condition was rendered nonsubstantive, and recipients of all such outstanding time-vesting restricted stock units had satisfied the continued service requirement, meaning the restricted stock units were fully earned for vesting. During the three months ended June 30, 2024, the Company recognized total equity-based compensation expense of $3,031, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations. The modified time-vesting restricted stock units accounted for $2,877 of the total equity-based compensation to reflect the cumulative catch-up required on the Modification Date.

The following summarizes the Company's equity awards granted:

	Three Months Ended
	June 30,
(in thousands, except grant date fair value)	2024	2023
Restricted stock units
Number granted	768	—
Grant date fair value	$3.50	$—
Performance-based stock units
Number granted (at target performance level)	576	—
Grant date fair value	$4.36	$—

Restricted stock units granted under the Incentive Plan during the three months ended June 30, 2024 are earned ratably over a three-year period, and will vest, subject to continued employment, upon the earlier of March 31, 2031 or the occurrence of a liquidity event as defined under the terms of the restricted stock unit award agreement. Unrecognized compensation costs for restricted stock units is $2,534 as of June 30, 2024, and is expected to be recognized over a weighted average period of 2.75 years, representing the remaining service period related to the awards, subject to adjustments for actual forfeitures.

Under the terms of the performance-based stock units, the amount of shares to be issued (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of June 30, 2024, and accordingly, no equity-based compensation expense has been recognized for the performance-based stock units granted during the period.

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended
	June 30,
	2024	2023
Sales	$10,575	$10,817
Purchases	34,886	38,789

The Company included the following related party balances in its condensed consolidated balance sheets:

	June 30, 2024	June 30, 2023	March 31, 2024	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$4,080	$5,090	$50	Other receivables
Accounts payable, related parties	12,041	19,776	35,396	Accounts payable
Advances from related parties	1,247	10,061	12,533	Advances from customers

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.3% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on May 6, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,605 shares of the Company’s common stock on April 30, 2024, representing approximately 10.4% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 11. Debt Arrangements," during the three months ended June 30, 2024.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of June 30, 2024 and 2023, and March 31, 2024, includes $1,894, $3,945, and $4,239, respectively, of interest payable to Investor-Affiliated Funds and CI Investments, Inc. ("CI Investments"), which is also a beneficial owner of greater than five percent of the Company's common stock. Interest expense as presented in the condensed consolidated statements of operations includes $7,261 and $10,075 for the three months ended June 30, 2024 and 2023, respectively, that relates to the Investor-Affiliated Funds and CI Investments.

The holders of senior debt that are parties to the Debt Repurchase Agreement entered into on March 21, 2024 are funds affiliated with the Monarch Investor and of which the Monarch Investor is the investment advisor. The Debt Repurchase Agreement and the transactions contemplated thereby, including the exercise by Pyxus Holdings of its right to purchase the Pyxus Term Loans and additional 2027 Notes thereunder on April 12, 2024, were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus. Under the terms of the Debt Repurchase Agreement, the Company has paid the following amounts to funds affiliated with the Monarch Investor:

•On March 28, 2024, the Company paid a total of $62,339, which included $1,849 of accrued and unpaid interest and $490 in other fees, to retire $77,922 of aggregate principal amount of the 2027 Notes.
•On May 31, 2024, the Company paid a total of $9,435, which included $332 of accrued and unpaid interest, to retire $10,345 of aggregate principal amount of the Pyxus Term Loans.

19. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended
	June 30,
	2024	2023
Sales and other operating revenues:
Leaf	$630,963	$476,433
All Other	3,892	659
Consolidated sales and other operating revenues	$634,855	$477,092

Segment operating income (loss):
Leaf	$42,482	$37,929
All Other	(1,922)	(1,471)
Segment operating income	40,560	36,458

Restructuring and asset impairment charges	103	40
Consolidated operating income	$40,457	$36,418

	June 30, 2024	June 30, 2023	March 31, 2024
Segment assets:
Leaf	$1,752,886	$1,761,971	$1,616,486
All Other	39,825	41,023	41,427
Total assets	$1,792,711	$1,802,994	$1,657,913

20. Subsequent Events

Debt Repurchase

On August 2, 2024, pursuant to the Debt Repurchase Agreement with funds affiliated with the Monarch Investor, Pyxus paid a total of $26,707, which includes $379 for accrued and unpaid interest through the date prior to payment, to retire $34,191 of aggregate principal amount of the 2027 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "guidance", "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2024 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including the armed conflict between Israel and Hamas and disruptions affecting Red Sea shipping; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar or reduced interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into the Company's business activities, including but not limited to, leaf tobacco industry buying and other payment practices; and impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes.

We do not undertake to update any forward-looking statements that we may make from time to time except to the extent required by law.

Overview
Pyxus is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients.

Executive Summary
The positive momentum from fiscal year 2024 carried into the Company's first quarter of fiscal year 2025 as sales growth remained strong year-over-year. Customer demand remains steady as undersupply conditions persist due to short crops in South America and in certain geographies in Africa. We were successful in adapting to market conditions by leveraging our global geographic footprint to meet the needs of our customers and grow our business.

We also continued to take advantage of opportunities to reduce long-term debt by purchasing $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.4 million in May 2024 and on August 2, 2024, the Company purchased $34.2 million of the 8.5% Senior Secured Notes for $26.7 million. Our disciplined focus on reducing long-term debt, optimizing working capital, and improving access to liquidity remain paramount to our strategy to enhance stakeholder value.

Our employees kept their focus on operational effectiveness and demonstrated resiliency in the face of external challenges, especially in Southern Brazil where El Niño weather effects dealt this region unprecedented amounts of rainfall in April and May, leading to widespread catastrophic flooding. While the Company was spared from significant damage, our teams provided relief to affected colleagues, contracted farmers, and the local communities, while at the same time working to ensure the safety of our operations and the continuity of our business during the busy crop buying season.

Results of Operations

Three Months Ended June 30, 2024 and 2023
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2024	2023	$	%
Consolidated:
Sales and other operating revenues	$634.9	$477.1	157.8	33.1
Cost of goods and services sold	551.0	404.0	147.0	36.4
Gross profit	83.9	73.1	10.8	14.8
Gross profit as a percent of sales	13.2%	15.3%
Selling, general, and administrative expenses	$40.7	$34.1	6.6	19.4
Other expense, net	2.6	2.6	—	—
Restructuring and asset impairment charges	0.1	—	0.1	**
Operating income	40.5	36.4	4.1	11.3
Gain on debt retirement	1.3	—	1.3	**
Interest expense, net	33.3	30.8	2.5	8.1
Income tax expense	6.1	2.6	3.5	134.6
(Income) loss from unconsolidated affiliates, net	(2.6)	2.2	(4.8)	(218.2)
Net income (loss) attributable to noncontrolling interests	0.3	—	0.3	**
Net income attributable to Pyxus International, Inc.*	$4.6	$0.8	3.8	475.0

Leaf:
Product revenues	$589.2	$450.9	138.3	30.7
Tobacco costs	484.0	363.0	121.0	33.3
Transportation, storage, and other period costs	24.8	20.7	4.1	19.8
Total product cost of goods sold	508.8	383.7	125.1	32.6
Product revenue gross profit	80.4	67.2	13.2	19.6
Product revenue gross profit as a percent of sales	13.6%	14.9%

Kilos sold	95.7	85.5	10.2	11.9
Average price per kilo	$6.16	$5.27	0.89	16.9
Average cost per kilo	5.32	4.49	0.83	18.5
Average gross profit per kilo	0.84	0.78	0.06	7.7

Processing and other revenues	$41.8	$25.5	16.3	63.9
Processing and other revenues costs of services sold	37.4	19.9	17.5	87.9
Processing and other gross profit	4.4	5.6	(1.2)	(21.4)
Processing and other gross profit as a percent of sales	10.5%	22.0%

All Other:
Sales and other operating revenues	$3.9	$0.7	3.2	457.1
Cost of goods and services sold	4.8	0.4	4.4	1,100.0
Gross income (loss)	(0.9)	0.3	(1.2)	(400.0)
Gross income (loss) as a percent of sales	(23.1)%	42.9%

* Amounts may not equal column totals due to rounding.
** Not meaningful for comparison purposes.

Sales and other operating revenues were $477.1 million for the three months ended June 30, 2023 and $634.9 million for the three months ended June 30, 2024, an increase of $157.8 million, or 33.1%. This increase was due to a 16.9% increase in average price per kilo driven by higher tobacco prices and a 11.9% increase in volume primarily due to accelerated timing of shipments in North America compared to the prior year.

Cost of goods and services sold were $404.0 million for the three months ended June 30, 2023 and $551.0 million for the three months ended June 30, 2024, an increase of $147.0 million, or 36.4%. This increase was mainly due to the 18.5% increase in average cost per kilo primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales decreased from 15.3% for the three months ended June 30, 2023 to 13.2% for the three months ended June 30, 2024 mainly due to a shift in product mix in Africa and regional mix. Average gross profit per kilo increased 7.7% primarily due to more favorable customer and regional mix.

Selling, general, and administrative expenses were $34.1 million for the three months ended June 30, 2023 and $40.7 million for the three months ended June 30, 2024, an increase of $6.6 million, or 19.4%. This increase was primarily due to the recognition of $3.0 million of equity-based compensation in the current quarter for modified awards, pursuant to the Amended and Restated 2020 Incentive Plan, and earlier recognition of accrued bonus compensation.

Income tax expense was $2.6 million for the three months ended June 30, 2023 and $6.1 million for the three months ended June 30, 2024, an increase of $3.5 million, or 134.6%. This increase was primarily due to higher income during the period, net foreign currency impact, and additional uncertain tax benefits reserves, partially offset by changes in the valuation allowance.

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

The following summarizes our total borrowing capacity at June 30, 2024 and 2023 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	June 30, 2024		June 30, 2023
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$120.0	$76.0	$100.0	$50.0
Foreign seasonal lines of credit	815.6	169.7	702.1	149.1
Other long-term debt	0.4	0.3	0.6	0.2
Letters of credit	10.6	2.9	10.1	4.1
Total	$946.6	$248.9	$812.8	$203.4

The total borrowing capacity under the ABL Credit Facility increased $20.0 million when compared to the prior period as a result of the Company entering into the Third Amendment to the ABL Credit Agreement on October 24, 2023, which among other things, increased the aggregate amount of revolving loan commitments from $100.0 million to $120.0 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves.

Foreign seasonal lines of credit increased $113.5 million when compared to the prior year and were utilized to purchase green tobacco at higher prices. Many of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are subject to restrictive covenants.

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

(in millions)	June 30, 2024	June 30, 2023	March 31, 2024
Notes payable	$679.4	$585.4	$499.3
Current portion of long-term debt	20.4	—	20.3
Long-term debt (1)	531.5	643.8	497.7
Total debt liabilities*	$1,231.3	$1,229.3	$1,017.3
Less: Cash and cash equivalents	82.0	100.0	92.6
Net debt*	$1,149.3	$1,129.2	$924.7
* Amounts may not equal column totals due to rounding

(1) Fluctuations in long-term debt are due to borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility, along with repurchases of certain long-term debt. Weighted average borrowings outstanding under the ABL Credit Facility during the three months ended June 30, 2024 was $64.0 million.

Net debt increased as of June 30, 2024 when compared to June 30, 2023 as a result of lower cash and cash equivalents on hand, which is driven by higher cash spend on purchases of more expensive green tobacco.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	June 30, 2024	June 30, 2023	March 31, 2024
Cash, cash equivalents, and restricted cash	$89.1	$105.5	$99.8
Trade and other receivables, net	226.1	204.4	187.5
Inventories and advances to tobacco suppliers	1,058.4	1,062.8	952.1
Recoverable income taxes	4.1	5.9	4.5
Prepaid expenses and other current assets	64.5	57.6	66.4
Total current assets*	$1,442.1	$1,436.3	$1,310.2

Notes payable	$679.4	$585.4	$499.3
Accounts payable	115.3	133.9	181.2
Advances from customers	71.0	61.3	90.7
Accrued expenses and other current liabilities	99.1	94.4	97.0
Income taxes payable	8.7	20.1	8.5
Operating leases payable	7.8	9.2	8.1
Current portion of long-term debt	20.4	—	20.3
Total current liabilities*	$1,001.7	$904.3	$905.2

Current ratio	1.4 to 1	1.6 to 1	1.4 to 1
Working capital	$440.4	$532.0	$405.0
* Amounts may not equal column totals due to rounding

Working capital declined from June 30, 2023 to June 30, 2024 by $91.6 million, or 17.2%, primarily due to the increase in outstanding short-term lines of credit used to purchase green tobacco at higher prices, as well as the impact of the 10% Notes due August 24, 2024 being classified as current.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	June 30, 2024	June 30, 2023	March 31, 2024
Committed	$590.8	$630.8	$570.4
Uncommitted	14.7	12.0	14.9
Total processed tobacco	$605.5	$642.8	$585.3

Total processed tobacco decreased from June 30, 2023 to June 30, 2024 by $37.3 million, or 5.8%, primarily due to accelerated timing of shipments from North America and smaller crop sizes from certain markets in Africa. Uncommitted levels of processed tobacco continue to remain low as undersupply conditions persist in the global tobacco market. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with uncommitted short-term foreign seasonal lines of credit, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. These short-term foreign seasonal lines of credit are typically uncommitted and provide lenders the right to cease making loans and demand repayment of loans. These short-term foreign seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of June 30, 2024, our cash, cash equivalents, and restricted cash was $89.1 million of which approximately $63.4 million was held in non-U.S. jurisdictions, which $44.6 million was subject to exchange controls and tax consequences that could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Three Months Ended
	June 30,
(in millions)	2024	2023
Net income	$5.0	$0.8
Trade and other receivables	(72.4)	(33.1)
Inventories and advances to tobacco suppliers	(108.0)	(245.9)
Payables and accrued expenses	(64.8)	(32.5)
Advances from customers	(18.6)	18.8
Other	6.6	6.2
Net cash used in operating activities	$(252.2)	$(285.7)
Collections from beneficial interests in securitized trade receivables	31.7	30.4
Other	(3.8)	(3.4)
Net cash provided by investing activities	$27.9	$27.0
Net proceeds from short-term borrowings	182.0	205.9
Repayment of long-term borrowings	(9.1)	—
Net proceeds of revolving loan facilities	44.0	25.0
Other	(2.6)	(3.5)
Net cash provided by financing activities	$214.3	$227.4
Effect of exchange rate changes on cash	(0.8)	(2.2)
Decrease in cash, cash equivalents, and restricted cash*	$(10.7)	$(33.4)
* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 increased by $22.7 million. This increase was mainly driven by the change in inventory, primarily the timing of purchases in Africa and South America compared to the prior year, partially offset by accelerated timing of shipments in North America.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We incurred approximately $5.1 million in capital expenditures for the three months ended June 30, 2024, and are expecting to incur an additional $25.2 million for the remainder of the fiscal year ending March 31, 2025, which includes expenditures expected to be funded through government assistance.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Three Months Ended
June 30,
(in millions)	2024
Contributions made during the period	$1.3
Contributions expected for the remainder of the fiscal year	3.6
Total	$4.9

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the three months ended June 30, 2024. As of June 30, 2024, the payment of such dividends is restricted under the terms of our debt agreements.

Critical Accounting Policies and Estimates

As of the date of this report, there are no material changes to the critical accounting policies and estimates previously disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk exposures since March 31, 2024. For a discussion of our exposure to market risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2024.

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

There were no changes that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 16. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.01	Form of Restricted Stock Unit Award Agreement (2024), incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 14, 2024 (File No. 000-25734)
10.02	Form of Performance-based Stock Unit Award Agreement (2024), incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 14, 2024 (File No. 000-25734)
10.03	Pyxus International, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 14, 2024 (File No. 000-25734)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: August 7, 2024	/s/ Philip C. Garofolo
Philip C. Garofolo
Senior Vice President Finance and Chief Accounting Officer
(Principal Accounting Officer)