Form 10-Q
period 2024-09-30
PYXUS INTERNATIONAL, INC.
filed 2024-11-12
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2024.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of October 31, 2024, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Sales and other operating revenues	$566,383	$624,253	$1,201,238	$1,101,345
Cost of goods and services sold	490,914	535,587	1,041,917	939,534
Gross profit	75,469	88,666	159,321	161,811
Selling, general, and administrative expenses	38,875	40,033	79,537	74,096
Other expense, net	3,292	1,089	5,922	3,713
Restructuring and asset impairment charges	224	1,254	327	1,294
Operating income	33,078	46,290	73,535	82,708
Gain on debt retirement	6,855	—	8,178	—
Interest expense, net	35,750	32,947	69,022	63,791
Income before income taxes and other items	4,183	13,343	12,691	18,917
Income tax expense	8,041	7,558	14,160	10,204
(Income) loss from unconsolidated affiliates, net	(585)	(2,111)	(3,148)	47
Net (loss) income	(3,273)	7,896	1,679	8,666
Net (loss) income attributable to noncontrolling interests	(46)	(199)	264	(233)
Net (loss) income attributable to Pyxus International, Inc.	$(3,227)	$8,095	$1,415	$8,899

(Loss) earnings per share:
Basic	$(0.12)	$0.32	$0.06	$0.36
Diluted	$(0.12)	$0.32	$0.06	$0.36

Weighted average number of shares outstanding:
Basic	25,825	25,000	25,683	25,000
Diluted	25,825	25,000	25,683	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(3,273)	$7,896	$1,679	$8,666

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	278	(1,545)	821	(838)
Cash flow hedges	1,266	(1,000)	(971)	(138)
Total other comprehensive income (loss), net of tax	1,544	(2,545)	(150)	(976)
Total comprehensive (loss) income	(1,729)	5,351	1,529	7,690
Comprehensive (loss) income attributable to noncontrolling interests	(46)	(199)	264	(233)
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(1,683)	$5,550	$1,265	$7,923

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2024	September 30, 2023	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$123,486	$112,098	$92,569
Restricted cash	7,446	5,572	7,224
Trade receivables, net	226,376	233,679	168,764
Other receivables	11,125	27,664	18,704
Inventories, net	974,570	877,154	931,654
Advances to tobacco suppliers, net	77,999	67,641	20,397
Recoverable income taxes	2,988	5,090	4,455
Prepaid expenses	43,095	36,844	50,185
Other current assets	18,988	15,179	16,254
Total current assets	1,486,073	1,380,921	1,310,206
Investments in unconsolidated affiliates	104,403	87,042	101,255
Intangible assets, net	31,587	36,251	33,879
Deferred income taxes, net	7,121	15,768	7,196
Long-term recoverable income taxes	4,008	3,410	2,963
Other noncurrent assets	34,916	46,206	32,617
Right-of-use assets	32,420	39,139	35,639
Property, plant, and equipment, net	136,146	133,717	134,158
Total assets	$1,836,674	$1,742,454	$1,657,913

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$744,779	$570,036	$499,312
Accounts payable	152,594	153,152	181,247
Advances from customers	75,796	46,056	90,719
Accrued expenses and other current liabilities	103,393	93,981	96,954
Income taxes payable	13,589	12,585	8,539
Operating leases payable	8,279	8,380	8,100
Current portion of long-term debt	89	20,232	20,294
Total current liabilities	1,098,519	904,422	905,165
Long-term taxes payable	2,573	2,678	2,678
Long-term debt	489,470	573,959	497,734
Deferred income taxes	6,303	10,225	7,934
Liability for unrecognized tax benefits	12,510	20,170	17,742
Long-term leases	21,617	28,171	26,136
Pension, postretirement, and other long-term liabilities	54,923	52,816	53,701
Total liabilities	$1,685,915	$1,592,441	$1,511,090
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608, 25,000 and 25,000)	$392,421	$390,290	$389,789
Retained deficit	(253,876)	(249,055)	(255,291)
Accumulated other comprehensive income	7,636	4,539	7,786
Total stockholders’ equity of Pyxus International, Inc.	146,181	145,774	142,284
Noncontrolling interests	4,578	4,239	4,539
Total stockholders’ equity	150,759	150,013	146,823
Total liabilities and stockholders’ equity	$1,836,674	$1,742,454	$1,657,913

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive (loss) income, net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112
Net loss	—	(3,227)	—	—	—	(46)	(3,273)
Dividends	—	—	—	—	—	(225)	(225)
Equity-based compensation	601	—	—	—	—	—	601
Share repurchases	(1,000)	—	—	—	—	—	(1,000)
Other comprehensive income, net of tax	—	—	278	—	1,266	—	1,544
Balance, September 30, 2024	$392,421	$(253,876)	$(4,871)	$12,766	$(259)	$4,578	$150,759

Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169
Net income (loss)	—	8,095	—	—	—	(199)	7,896
Other	—	—	—	—	—	493	493
Other comprehensive loss, net of tax	—	—	(1,545)	—	(1,000)	—	(2,545)
Balance, September 30, 2023	$390,290	$(249,055)	$(7,230)	$8,335	$3,434	$4,239	$150,013

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	September 30,
(in thousands)	2024	2023
Operating Activities:
Net income	$1,679	$8,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,192	9,319
Debt amortization/interest	5,755	5,118
Gain on debt retirement	(8,178)	—
Loss on foreign currency transactions	2,514	4,551
Equity-based compensation	3,632	—
(Income) loss from unconsolidated affiliates, net of dividends	(3,148)	13,707
Changes in operating assets and liabilities, net
Trade and other receivables	(150,636)	(143,199)
Inventories and advances to tobacco suppliers	(100,688)	(128,596)
Deferred items	(7,287)	(4,902)
Recoverable income taxes	448	(95)
Payables and accrued expenses	(20,317)	(10,251)
Advances from customers	(14,072)	3,559
Prepaid expenses	9,246	(712)
Income taxes	5,111	(5,341)
Other operating assets and liabilities	(6,764)	1,840
Other, net	(7,756)	(9,084)
Net cash used in operating activities	$(280,269)	$(255,420)

Investing Activities:
Purchases of property, plant, and equipment	$(9,784)	$(9,225)
Collections from beneficial interests in securitized trade receivables	101,597	79,296
Other, net	1,703	3,072
Net cash provided by investing activities	$93,516	$73,143

Financing Activities:
Net proceeds from short-term borrowings	$244,223	$192,186
Proceeds from revolving loan facilities	165,000	105,000
Repayment of revolving loan facilities	(130,000)	(130,000)
Debt issuance costs	(2,808)	(3,851)
Repayment of long-term borrowings	(55,822)	—
Other, net	(563)	(67)
Net cash provided by financing activities	$220,030	$163,268

Effect of exchange rate changes on cash	(2,138)	(2,230)

Increase (decrease) in cash, cash equivalents, and restricted cash	31,139	(21,239)
Cash and cash equivalents at beginning of period	92,569	136,733
Restricted cash at beginning of period	7,224	2,176
Cash, cash equivalents, and restricted cash at end of period	$130,932	$117,670
Other information:
Cash paid for income taxes, net	$14,236	$6,604
Cash paid for income taxes related to debt exchange	—	12,543
Cash paid for interest, net	51,966	43,881
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	116,911	83,278

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of relevant expense captions into prescribed natural expense categories. The annual disclosure requirements are effective for the Company’s fiscal year ending March 31, 2028, and the interim period disclosure requirements are effective beginning April 1, 2028. Early adoption is permitted. This new rule will result in additional disclosures within the footnotes to the financial statements, and is not expected to have an impact on the Company’s financial condition, results of operations, or cash flows.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Leaf:
Product revenue	$515,813	$585,801	$1,105,030	$1,036,739
Processing and other revenues	48,358	37,326	90,104	62,821
Total sales and other operating revenues	564,171	623,127	1,195,134	1,099,560
All Other:
Total sales and other operating revenues	2,212	1,126	6,104	1,785
Total sales and other operating revenues	$566,383	$624,253	$1,201,238	$1,101,345

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance, beginning of period	$(24,035)	$(24,440)	$(23,940)	$(24,730)
Additions	(227)	(238)	(628)	(558)
Write-offs and other adjustments	12	305	318	915
Balance, end of period	(24,250)	(24,373)	(24,250)	(24,373)
Trade receivables	250,626	258,052	250,626	258,052
Trade receivables, net	$226,376	$233,679	$226,376	$233,679

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

The effective tax rate for the six months ended September 30, 2024 and 2023 was 111.6% and 53.9%, respectively. For the six months ended September 30, 2024, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to U.S. taxation of foreign earnings, partially offset by foreign tax credits and increases in the Company's deferred tax valuation allowances.

The long-term liability for unrecognized tax benefits as of September 30, 2024 was $12,510 compared to $20,170 as of September 30, 2023. The decrease was primarily driven by tax settlements in Africa.

5. (Loss) Earnings Per Share

The calculations of basic and diluted (loss) earnings per share are based on net (loss) income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. Under the treasury stock method, restricted stock units will have a dilutive effect when the respective period's average market price of the Company's common stock exceeds the assumed exercise proceeds and the average amount of cost not yet recognized. Performance based stock units are included in diluted (loss) earnings per share if the performance targets have been met at the end of the reporting period. Share-based payment awards that provide contingently issuable shares upon a performance or market condition are included in basic and diluted (loss) earnings per share only if the condition is met as of the end of the reporting period.

The following summarizes the computation of (loss) earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Pyxus International, Inc.	$(3,227)	$8,095	$1,415	$8,899

Basic weighted average shares outstanding	25,825	25,000	25,683	25,000
Plus: Dilutive equity awards (1)	—	—	—	—
Diluted weighted average shares outstanding	25,825	25,000	25,683	25,000

(Loss) earnings per share:
Basic	$(0.12)	$0.32	$0.06	$0.36
Diluted	$(0.12)	$0.32	$0.06	$0.36

(1) For the three and six months ended September 30, 2024, the weighted average number of outstanding restricted stock units not included in the computation of diluted earnings per share because their effect would be antidilutive is 96 and 82, respectively.

6. Restricted Cash

The following summarizes the composition of restricted cash:

	September 30, 2024	September 30, 2023	March 31, 2024
Compensating balance for short-term borrowings	$542	$516	$516
Escrow	2,955	2,389	2,647
Grants	1,857	1,342	1,375
Other	2,092	1,325	2,686
Total	$7,446	$5,572	$7,224

7. Inventories, Net

The following summarizes the composition of inventories, net:

	September 30, 2024	September 30, 2023	March 31, 2024
Processed tobacco	$750,552	$646,757	$585,280
Unprocessed tobacco	192,758	188,489	305,928
Other tobacco related	24,725	28,814	31,213
All Other	6,535	13,094	9,233
Total	$974,570	$877,154	$931,654

8. Equity Method Investments

The following summarizes the Company's equity method investments as of September 30, 2024:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments were due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Statement of operations:
Sales	$86,525	$81,455	$143,296	$126,287
Gross profit	12,528	12,173	19,715	19,359
Net income	1,182	5,010	6,421	1,156

	September 30, 2024	September 30, 2023	March 31, 2024
Balance sheet:
Current assets	$545,582	$453,711	$542,702
Property, plant, and equipment and other assets	49,755	48,315	50,925
Current liabilities	441,205	386,646	446,597
Long-term obligations and other liabilities	4,038	2,487	3,356

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	September 30, 2024	September 30, 2023	March 31, 2024
Investments in variable interest entities	$97,673	$80,067	$94,609
Receivables with variable interest entities	—	12,754	—
Guaranteed amounts to variable interest entities (not to exceed)	16,323	61,132	11,113

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	September 30, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.9 years	$26,101	$(8,882)	$17,219
Technology	4.0 years	12,458	(6,094)	6,364
Trade names	9.9 years	11,300	(3,296)	8,004
Total		$49,859	$(18,272)	$31,587

	September 30, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.9 years	$26,101	$(6,707)	$19,394
Technology	4.8 years	13,132	(5,086)	8,046
Trade names	10.9 years	11,300	(2,489)	8,811
Total		$50,533	$(14,282)	$36,251

	March 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.4 years	$26,101	$(7,794)	$18,307
Technology	4.4 years	12,948	(5,784)	7,164
Trade names	10.4 years	11,300	(2,892)	8,408
Total		$50,349	$(16,470)	$33,879

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization expense	$1,140	$1,160	$2,292	$2,321

11. Debt Arrangements

The following summarizes debt and notes payable:

(in thousands)	Interest Rate		September 30, 2024	September 30, 2023	March 31, 2024
Senior secured credit facilities:
ABL Credit Facility	8.6%	(1)	$35,000	$—	$—

Senior secured notes:
10.0% Notes Due 2024	10.0%	(1)	—	20,085	20,247
8.5% Notes Due 2027 (2)	8.5%	(1)	145,445	254,076	178,146

Senior secured term loans:
Intabex Term Loans (3)	13.6%	(1)	186,886	186,424	186,659
Pyxus Term Loans (4)	13.6%	(1)	122,139	133,170	132,819

Other Debt:
Other long-term debt	8.7%	(1)	89	436	157
Notes payable (5)	9.9%	(1)	744,779	570,036	499,312
Total debt			$1,234,338	$1,164,227	$1,017,340

Short-term (5)			$744,779	$570,036	$499,312
Long-term:
Current portion of long-term debt			$89	$20,232	$20,294
Long-term debt			489,470	573,959	497,734
Total			$489,559	$594,191	$518,028

Letters of credit			$7,785	$6,783	$5,070

(1) Weighted average rate for the trailing twelve months ended September 30, 2024 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $145,445 is net of a debt discount of $2,894. Total repayment at maturity is $148,339.
(3) Balance of $186,886 is net of a debt discount of $2,147. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $122,139 is net of a debt premium of $1,934. Total repayment at maturity is $120,205.
(5) Primarily foreign seasonal lines of credit.

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

The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $120,000, subject to the limitations described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140,000. At September 30, 2024, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
On February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At September 30, 2024, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
On February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At September 30, 2024, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-

day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At September 30, 2024, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Related Party Transactions

Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,125 shares of the Company’s common stock, representing approximately 24.9% of the outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus.

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

On August 2, 2024, Pyxus Holdings completed the purchase of $34,191 of aggregate principal amount of the 2027 Notes for a total of $26,707 (including accrued and unpaid interest).

The Debt Repurchase Agreement and the transactions contemplated thereunder were approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party by a majority of the disinterested members of the Board of Directors of Pyxus.

Other Outstanding Debt

2024 Notes
The 2024 Notes bore interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. On August 26, 2024, upon maturity of the 2024 Notes, Pyxus Holdings paid $20,442, which included $51 for accrued and unpaid interest, to retire the 2024 Notes.

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of September 30, 2024, the total borrowing capacity under individual foreign seasonal lines of credit range up to $170,000. As of September 30, 2024, the aggregate amount available for borrowing under the seasonal lines of credit was $175,431. At September 30, 2024, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $885,218, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes. At September 30, 2024, $542 of cash was held on deposit as a compensating balance. At September 30, 2024, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. As of September 30, 2024, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of September 30, 2024, the investment limit under the second facility was $130,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of September 30, 2024 and 2023, and March 31, 2024, trade receivables, net in the condensed consolidated balance sheets has been reduced by $11,093, $10,014, and $15,036 as a result of the net settlement, respectively. As of September 30, 2024 and March 31, 2024, accrued expenses and other current liabilities in the consolidated balance sheets includes $1,735 and $10,279 of net payables for the Finacity Facility. Refer to "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of September 30, 2024, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	September 30, 2024	September 30, 2023	March 31, 2024
Receivables outstanding in facility	$126,298	$177,932	$170,267
Beneficial interests	11,093	24,393	15,036

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Six Months Ended
	September 30,
	2024	2023
Cash proceeds:
Cash purchase price	$390,348	$344,823
Deferred purchase price	101,597	79,296

13. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2024	September 30, 2023	March 31, 2024
Amounts guaranteed (not to exceed)	$47,461	$93,554	$97,411
Amounts outstanding under guarantee (1)	22,700	18,819	71,427
Fair value of guarantees	284	1,458	5,097
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	101	68	34,571
(1) Most of the guarantees outstanding at September 30, 2024 expire within one year.

14. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net loss of $412 and net gain of $439 from its derivative financial instruments in cost of goods and services sold for the three and six months ended September 30, 2024, respectively. The Company recorded a net gain of $1,386 and $2,820 from its derivative financial instruments in cost of goods and services sold for the three and six months ended September 30, 2023, respectively.

As of September 30, 2024 and 2023, the Company recorded current derivative assets of $685 and $132 within other current assets, respectively, and current derivative liabilities of $490 and $78 within accrued expenses and other current liabilities, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	September 30, 2024	September 30, 2023	March 31, 2024
U.S. Dollar notional outstanding	$39,600	$14,327	$—

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024			September 30, 2023			March 31, 2024
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$685	$—	$685	$132	$—	$132	$—	$—	$—
Securitized beneficial interests	—	11,093	11,093	—	24,393	24,393	—	15,036	15,036
Total assets	$685	$11,093	$11,778	$132	$24,393	$24,525	$—	$15,036	$15,036
Financial Liabilities:
Derivative financial instruments	$490	$—	$490	$78	$—	$78	$—	$—	$—
Long-term debt(1)	418,849	91	418,940	481,248	507	481,755	462,987	160	463,147
Guarantees	—	284	284	—	1,458	1,458	—	5,097	5,097
Total liabilities	$419,339	$375	$419,714	$481,326	$1,965	$483,291	$462,987	$5,257	$468,244
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	September 30, 2024			September 30, 2023
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$25,640	$160	$2,611	$19,641	$509	$5,764
Issuances of sales of receivables/guarantees	57,410	—	392	47,637	—	1,200
Settlements	(69,296)	(69)	(1,680)	(40,198)	(2)	(4,206)
Losses recognized in earnings	(2,661)	—	(1,039)	(2,687)	—	(1,300)
Ending balance	$11,093	$91	$284	$24,393	$507	$1,458

	Six Months Ended
	September 30, 2024			September 30, 2023
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$15,036	$160	$5,097	$19,522	$514	$5,262
Issuances of sales of receivables/guarantees	118,439	—	1,330	84,277	—	2,254
Settlements	(114,529)	(69)	(2,395)	(73,381)	(7)	(4,761)
Losses recognized in earnings	(7,853)	—	(3,748)	(6,025)	—	(1,297)
Ending balance	$11,093	$91	$284	$24,393	$507	$1,458

For the six months ended September 30, 2024 and 2023, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $961 and $1,230, respectively. Gains and losses included in earnings are reported in other expense, net.

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2024, the assessment for intrastate trade tax credits taken is $2,423 and the total assessment including penalties and interest is $10,095. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

17. Equity-Based Compensation

Pursuant to the Pyxus International, Inc. Amended and Restated 2020 Incentive Plan (the "Incentive Plan"), the Company granted time-vesting restricted stock units, with the vesting of these restricted stock units being subject to continued employment through specified dates and the condition that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by March 31, 2028 (the "Listing Condition"). On May 10, 2024 (the "Modification Date"), the time-vesting restricted stock units granted under the Incentive Plan that were outstanding immediately prior to that date were amended to extend the period by which the Listing Condition must be satisfied for the vesting of such restricted stock units from March 31, 2028 to March 31, 2031 and to provide that the Listing Condition shall be deemed to be satisfied on March 31, 2031 regardless of whether the Company’s common stock has been listed by that date on a national securities exchange or foreign securities exchange and would vest earlier upon the occurrence of a "Change in Control" (as defined in the Incentive Plan) as a result of a merger, consolidation, share exchange or sale of all or substantially all of the assets of the Company. On the Modification Date, the amended Listing Condition was rendered nonsubstantive, and recipients of all such outstanding time-vesting restricted stock units had satisfied the continued service requirement, meaning the then-outstanding restricted stock units were fully earned for vesting. During the three and six months ended September 30, 2024, the Company recognized total equity-based compensation expense of $601 and $3,632, respectively, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations. The modified time-vesting restricted stock units accounted for $3,263 of the total equity-based compensation recognized year-to-date to reflect the cumulative catch-up required on the Modification Date.

The following summarizes the Company's equity awards granted:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except grant date fair value)	2024	2023	2024	2023
Restricted stock units
Number granted	39	—	807	—
Weighted average grant date fair value	$3.00	$—	$3.48	$—
Performance-based stock units
Number granted (at target performance level)	29	—	605	—
Weighted average grant date fair value	$4.36	$—	$4.36	$—

Restricted stock units granted under the Incentive Plan during the three and six months ended September 30, 2024 are earned ratably over a three-year period, and will vest, subject to continued employment, upon the earlier of March 31, 2031 or the occurrence of a liquidity event as defined under the terms of the restricted stock unit award agreement. Unrecognized compensation costs for restricted stock units is $2,435 as of September 30, 2024, and is expected to be recognized over a weighted average period of 2.53 years, representing the remaining service period related to the awards, subject to adjustments for actual forfeitures.

Under the terms of the performance-based stock units, the amount of shares to be issued (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of September 30, 2024, and accordingly, no equity-based compensation expense has been recognized for the performance-based stock units granted during the period.

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales	$3,966	$10,399	$14,541	$21,217
Purchases	63,408	63,110	98,294	101,899
Dividends received	—	13,660	—	13,660

The Company included the following related party balances in its condensed consolidated balance sheets:

	September 30, 2024	September 30, 2023	March 31, 2024	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$50	$12,927	$50	Other receivables
Accounts payable, related parties	44,878	46,987	35,396	Accounts payable
Advances from related parties	42	3,832	12,533	Advances from customers

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 11. Debt Arrangements," during the six months ended September 30, 2024.

On August 21, 2024, the Company entered into a privately negotiated transaction with CI Investments, Inc. ("CI Investments"), which at that time was a beneficial owner of greater than five percent of the Company's common stock outstanding, to repurchase 392 (which amount is presented in thousands) shares of its common stock for approximately $1,000, inclusive of broker commission fees, which transaction was completed on August 22, 2024. This transaction was approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus. Following the completion of this transaction and other contemporaneous dispositions of the Company’s common stock by CI Investments, CI Investments ceased to be a beneficial owner of more than five percent of the Company's common stock outstanding.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of September 30, 2024 and 2023, and March 31, 2024, includes $1,624, $9,480, and $4,239, respectively, of interest payable to Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding). Interest expense as presented in the condensed consolidated statements of operations includes $5,945 and $13,206 for the three and six months ended September 30, 2024, respectively, and $10,294 and $20,369 for the three and six months ended September 30, 2023, respectively, that relates to the Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding).

The holders of senior debt that are parties to the Debt Repurchase Agreement entered into on March 21, 2024 are funds affiliated with the Monarch Investor and of which the Monarch Investor is the investment advisor. The Debt Repurchase Agreement and the transactions contemplated thereby, including the exercise by Pyxus Holdings of its right to purchase the Pyxus Term Loans and additional 2027 Notes thereunder on April 12, 2024, were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of

Pyxus. Under the terms of the Debt Repurchase Agreement, the Company has paid the following amounts to funds affiliated with the Monarch Investor:

•On March 28, 2024, the Company paid a total of $62,339, which included $1,849 of accrued and unpaid interest and $490 in other fees, to retire $77,922 of aggregate principal amount of the 2027 Notes.
•On May 31, 2024, the Company paid a total of $9,435, which included $332 of accrued and unpaid interest, to retire $10,345 of aggregate principal amount of the Pyxus Term Loans.
•On August 2, 2024, the Company paid a total of $26,707, which included $379 of accrued and unpaid interest, to retire $34,191 of aggregate principal amount of the 2027 Notes.

Upon completion of the transactions under the Debt Repurchase Agreement, the Monarch Investor is no longer a holder of the 2027 Notes and the Pyxus Term Loans. The Monarch Investor remains a related party as a holder of the Intabex Term Loan and a beneficial owner of more than five percent of the outstanding shares of common stock of the Company.

19. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales and other operating revenues:
Leaf	$564,171	$623,127	$1,195,134	$1,099,560
All Other	2,212	1,126	6,104	1,785
Consolidated sales and other operating revenues	$566,383	$624,253	$1,201,238	$1,101,345

Segment operating income (loss):
Leaf	$36,283	$50,309	$78,765	$88,238
All Other	(2,981)	(2,765)	(4,903)	(4,236)
Segment operating income	33,302	47,544	73,862	84,002

Restructuring and asset impairment charges	224	1,254	327	1,294
Consolidated operating income	$33,078	$46,290	$73,535	$82,708

	September 30, 2024	September 30, 2023	March 31, 2024
Segment assets:
Leaf	$1,798,849	$1,697,063	$1,616,486
All Other	37,825	45,391	41,427
Total assets	$1,836,674	$1,742,454	$1,657,913

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "guidance", "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2024 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including conflict in the Middle East and disruptions affecting Red Sea shipping; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar or reduced interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into the Company's business activities, including but not limited to, leaf tobacco industry buying and other payment practices; and impact of potential regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes.

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

Executive Summary
Through the first six months of the fiscal year, sales and other operating revenues increased $99.8 million, or 9.1%, to $1,201.2 million for the six months ended September 30, 2024 compared to $1,101.4 million for the six months ended September 30, 2023. This increase was due to a 15.6% increase in average sales prices driven by higher tobacco prices, despite a 7.9% decrease in kilo volumes sold. Gross profit as a percent of sales decreased from 14.7% for the six months ended September 30, 2023 to 13.3% for the six months ended September 30, 2024 due mainly to regional mix from the El Niño weather effects on Africa and South America.

The ongoing Red Sea conflict, Typhoon Yagi in Southeast Asia in September 2024, and monsoon rains in India and Bangladesh during August and September 2024 contributed to shipping constraints, including vessel and equipment availability, port congestion, and rising freight costs, and undersupply conditions throughout the first half of the fiscal year.

We completed our crop purchases in the southern hemisphere and commenced crop purchases in certain markets in the northern hemisphere during the second quarter. We continued to experience elevated prices for green tobacco from continued undersupply conditions and inflation. As of September 30, 2024, our inventory was $974.6 million and our uncommitted inventory was $16.7 million. Despite purchasing more expensive green tobacco, our disciplined focus on reducing long-term debt has resulted in a total reduction of $142.8 million of aggregate principal amount of long-term debt since March 2024.

Results of Operations

Three Months Ended September 30, 2024 and 2023
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2024	2023	$	%
Consolidated:
Sales and other operating revenues	$566.3	$624.3	(58.0)	(9.3)
Cost of goods and services sold	490.9	535.5	(44.6)	(8.3)
Gross profit	75.4	88.7	(13.3)	(15.0)
Gross profit as a percent of sales	13.3%	14.2%
Selling, general, and administrative expenses	$38.8	$40.0	(1.2)	(3.0)
Other expense, net	3.3	1.1	2.2	200.0
Restructuring and asset impairment charges	0.2	1.3	(1.1)	(84.6)
Operating income*	33.0	46.3	(13.3)	(28.7)
Gain on debt retirement	6.9	—	6.9	100.0
Interest expense, net	35.7	33.0	2.7	8.2
Income tax expense	8.1	7.6	0.5	6.6
Income from unconsolidated affiliates, net	(0.5)	(2.1)	1.6	76.2
Net loss attributable to noncontrolling interests	—	(0.2)	0.2	100.0
Net (loss) income attributable to Pyxus International, Inc.*	$(3.2)	$8.1	(11.3)	(139.5)

Leaf:
Product revenues	$515.8	$585.8	(70.0)	(11.9)
Tobacco costs	428.9	484.7	(55.8)	(11.5)
Transportation, storage, and other period costs	18.0	22.2	(4.2)	(18.9)
Total product cost of goods sold	446.9	506.9	(60.0)	(11.8)
Product revenue gross profit	68.9	78.9	(10.0)	(12.7)
Product revenue gross profit as a percent of sales	13.4%	13.5%

Kilos sold	86.0	111.7	(25.7)	(23.0)
Average price per kilo	$6.00	$5.24	0.76	14.5
Average cost per kilo	5.20	4.54	0.66	14.5
Average gross profit per kilo	0.80	0.70	0.10	14.3

Processing and other revenues	$48.3	$37.3	11.0	29.5
Processing and other revenues costs of services sold	40.1	27.2	12.9	47.4
Processing and other gross profit	8.2	10.1	(1.9)	(18.8)
Processing and other gross profit as a percent of sales	17.0%	27.1%

All Other:
Sales and other operating revenues	$2.2	$1.2	1.0	83.3
Cost of goods and services sold	3.9	1.4	2.5	178.6
Gross loss	(1.7)	(0.3)	(1.4)	(466.7)
Gross loss as a percent of sales	(77.3)%	(25.0)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $624.3 million for the three months ended September 30, 2023 and $566.3 million for the three months ended September 30, 2024, a decrease of $58.0 million, or 9.3%. This was due to a 23.0% decrease in kilo volumes sold primarily due to the accelerated timing of shipments from North America in the three months ended June 30, 2024 and delayed shipments from Africa in the three months ended September 30, 2024 compared to the prior-year period, partially offset by a 14.5% increase in average sales prices over this period, driven by higher tobacco prices.

Cost of goods and services sold were $535.5 million for the three months ended September 30, 2023 and $490.9 million for the three months ended September 30, 2024, a decrease of $44.6 million, or 8.3%. This was mainly due to the decrease in kilo volumes sold, partially offset by a 14.5% increase in average cost per kilo primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales decreased from 14.2% for the three months ended September 30, 2023 to 13.3% for the three months ended September 30, 2024, due mainly to product and regional mix. Average gross profit per kilo increased 14.3%, primarily due to more favorable customer mix.

Gain on debt retirement of $6.9 million for the three months ended September 30, 2024 was due to the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par, during the current quarter. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Interest expense was $33.0 million for three months ended September 30, 2023 and $35.7 million for the three months ended September 30, 2024, an increase of $2.7 million, or 8.2%. This increase was driven by higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from Africa, and increased variable interest rates. This increase was partially offset by partial repurchases of the 2027 Notes in March, April, and August 2024, as well as the partial repurchase of the Pyxus Term Loans in May 2024.

Six Months Ended September 30, 2024 and 2023
	Six Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2024	2023	$	%
Consolidated:
Sales and other operating revenues	$1,201.2	$1,101.4	99.8	9.1
Cost of goods and services sold	1,041.9	939.5	102.4	10.9
Gross profit	159.3	161.8	(2.5)	(1.5)
Gross profit as a percent of sales	13.3%	14.7%
Selling, general, and administrative expenses	79.5	74.1	5.4	7.3
Other expense, net	5.9	3.7	2.2	59.5
Restructuring and asset impairment charges	0.3	1.3	(1.0)	(76.9)
Operating income*	73.5	82.7	(9.2)	(11.1)
Gain on debt retirement	8.2	—	8.2	100.0
Interest expense, net	69.0	63.8	5.2	8.2
Income tax expense	14.2	10.2	4.0	39.2
(Income) loss from unconsolidated affiliates, net	(3.1)	0.1	(3.2)	(3,200.0)
Net income (loss) attributable to noncontrolling interests	0.3	(0.2)	0.5	250.0
Net income attributable to Pyxus International, Inc.*	$1.4	$8.9	(7.5)	(84.3)

Leaf:
Product revenue	$1,105.0	$1,036.8	68.2	6.6
Tobacco costs	912.9	847.7	65.2	7.7
Transportation, storage, and other period costs	42.8	42.8	—	—
Total cost of goods sold	955.7	890.5	65.2	7.3
Product revenue gross profit	149.3	146.2	3.1	2.1
Product revenue gross profit as a percent of sales	13.5%	14.1%

Kilos sold	181.7	197.2	(15.5)	(7.9)
Average price per kilo	$6.08	$5.26	0.82	15.6
Average cost per kilo	5.26	4.52	0.74	16.4
Average gross profit per kilo	0.82	0.74	0.08	10.8

Processing and other revenues	$90.1	$62.8	27.3	43.5
Processing and other revenues costs of services sold	77.5	47.2	30.3	64.2
Processing and other gross profit	12.6	15.6	(3.0)	(19.2)
Processing and other gross profit as a percent of sales	14.0%	24.8%

All Other:
Sales and other operating revenues	$6.1	$1.8	4.3	238.9
Cost of goods and services sold	8.7	1.8	6.9	383.3
Gross loss	(2.6)	—	(2.6)	(100.0)
Gross loss as a percent of sales	(42.6)%	—%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $1,101.4 million for the six months ended September 30, 2023 and $1,201.2 million for the six months ended September 30, 2024, an increase of $99.8 million, or 9.1%. This was due to a 15.6% increase in average sales prices over this period, driven by higher tobacco prices, partially offset by 7.9% decrease in kilo volumes sold.

Cost of goods and services sold were $939.5 million for the six months ended September 30, 2023 and $1,041.9 million for the six months ended September 30, 2024, an increase of $102.4 million, or 10.9%. This was mainly due to a 16.4% increase in average cost per kilo, primarily due to undersupply conditions and inflation, partially offset by the decrease in kilo volumes sold.

Gross profit as a percent of sales decreased from 14.7% for the six months ended September 30, 2023 to 13.3% for the six months ended September 30, 2024, due mainly to regional mix. Average gross profit per kilo increased 10.8%, primarily due to a more favorable customer mix.

Selling, general, and administrative expenses were $74.1 million for the six months ended September 30, 2023 and $79.5 million for the six months ended September 30, 2024, an increase of $5.4 million, or 7.3%. This increase was primarily due to the recognition of $3.6 million for equity-based compensation pursuant to the Amended and Restated 2020 Incentive Plan, and a higher accrual for bonus compensation. See "Note 17. Equity-Based Compensation" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Gain on debt retirement of $8.2 million for the six months ended September 30, 2024 was due to the repurchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.4 million, a 12.0% discount to par, and the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Interest expense, net was $63.8 million for the six months ended September 30, 2023 and $69.0 million for the six months ended September 30, 2024, an increase of $5.2 million, or 8.2%. This increase was due to higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from South America and Africa, and increased variable interest rates. This increase was partially offset by partial repurchases of the 2027 Notes in March, April, and August 2024, as well as the partial repurchase of the Pyxus Term Loans in May 2024.

Income tax expense was $10.2 million for the six months ended September 30, 2023 and $14.2 million for the six months ended September 30, 2024, an increase of $4.0 million, or 39.2%. This increase was primarily due to tax benefits in the prior period from foreign currency losses and foreign unremitted earnings, partially offset by improvements in the current period valuation allowances and uncertain tax benefits.

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

The following summarizes our total borrowing capacity at September 30, 2024 and 2023 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	September 30, 2024		September 30, 2023
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$120.0	$85.0	$100.0	$100.0
Foreign seasonal lines of credit	885.2	175.4	652.8	130.2
Other long-term debt	0.4	0.3	0.6	0.2
Letters of credit	10.8	3.0	10.5	3.7
Total	$1,016.4	$263.7	$763.9	$234.1

The total borrowing capacity under the ABL Credit Facility increased $20.0 million when compared to the prior period as a result of the Company entering into the Third Amendment to the ABL Credit Agreement on October 24, 2023, which among other things, increased the aggregate amount of revolving loan commitments from $100.0 million to $120.0 million. The amounts presented as available under the ABL Credit Facility are subject to further limitations from the borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves.

The total borrowing capacity of our foreign seasonal lines of credit increased $232.4 million when compared to the prior year and were primarily utilized to purchase green tobacco at higher prices. The amounts presented as available for certain of the foreign seasonal lines of credit are subject to further limitations by receivables and inventories as collateral and restrictive covenants.

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

(in millions)	September 30, 2024	September 30, 2023	March 31, 2024
Notes payable	$744.8	$570.0	$499.3
Current portion of long-term debt	0.1	20.2	20.3
Long-term debt (1)	489.5	574.0	497.7
Total debt liabilities*	$1,234.3	$1,164.2	$1,017.3
Less: Cash and cash equivalents	123.5	112.1	92.6
Net debt*	$1,110.9	$1,052.1	$924.7
* Amounts may not equal column totals due to rounding

(1) Fluctuations in long-term debt include borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility, along with repurchases of certain long-term debt. Weighted average borrowings outstanding under the ABL Credit Facility were $37.3 million and $50.6 million for the three and six months ended September 30, 2024, respectively.

Net debt increased as of September 30, 2024 when compared to September 30, 2023 from higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from South America and Africa.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	September 30, 2024	September 30, 2023	March 31, 2024
Cash, cash equivalents, and restricted cash	$130.9	$117.7	$99.8
Trade and other receivables, net	237.5	261.3	187.5
Inventories and advances to tobacco suppliers, net	1,052.6	944.8	952.1
Recoverable income taxes	3.0	5.1	4.5
Prepaid expenses and other current assets	62.1	52.0	66.4
Total current assets*	$1,486.1	$1,380.9	$1,310.2

Notes payable	$744.8	$570.0	$499.3
Accounts payable	152.6	153.2	181.2
Advances from customers	75.8	46.1	90.7
Accrued expenses and other current liabilities	103.4	94.0	97.0
Income taxes payable	13.6	12.6	8.5
Operating leases payable	8.3	8.4	8.1
Current portion of long-term debt	0.1	20.2	20.3
Total current liabilities*	$1,098.5	$904.4	$905.2

Current ratio	1.4 to 1	1.5 to 1	1.4 to 1
Working capital	$387.6	$476.5	$405.0
* Amounts may not equal column totals due to rounding

Working capital declined from September 30, 2023 to September 30, 2024 by $88.9 million, or 18.7%, due to higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from South America and Africa, and increased variable interest rates.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	September 30, 2024	September 30, 2023	March 31, 2024
Committed	$733.9	$622.1	$570.4
Uncommitted	16.7	24.7	14.9
Total processed tobacco	$750.6	$646.8	$585.3

Total processed tobacco increased from September 30, 2023 to September 30, 2024 by $103.8 million, or 16.0%, due to the higher costs of procuring and processing tobacco, along with delayed shipments out of Africa. Uncommitted levels of processed tobacco remain low as undersupply conditions persist in the global tobacco market. Challenging weather events in multiple geographies and shipping constraints, such as container availability and longer transit routes, have contributed to the continued undersupply conditions. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of September 30, 2024, our cash, cash equivalents, and restricted cash was $130.9 million, of which approximately $76.5 million was held in non-U.S. jurisdictions for non-U.S. working capital needs, a majority of which is subject to exchange controls and certain of which is subject to tax consequences, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Six Months Ended
	September 30,
(in millions)	2024	2023
Net income	$1.7	$8.7
Trade and other receivables	(150.6)	(143.2)
Inventories and advances to tobacco suppliers	(100.7)	(128.6)
Payables and accrued expenses	(20.3)	(10.3)
Advances from customers	(14.1)	3.6
Other	3.7	14.4
Net cash used in operating activities	$(280.3)	$(255.4)
Collections from beneficial interests in securitized trade receivables	101.6	79.3
Other	(8.1)	(6.2)
Net cash provided by investing activities	$93.5	$73.1
Net proceeds from short-term borrowings	244.2	192.2
Repayment of long-term borrowings	(55.8)	—
Net proceeds (repayment) of revolving loan facilities	35.0	(25.0)
Other	(3.4)	(3.9)
Net cash provided by financing activities	$220.0	$163.3
Effect of exchange rate changes on cash	(2.1)	(2.2)
Increase (decrease) in cash, cash equivalents, and restricted cash	$31.1	$(21.2)

The change in cash, cash equivalents, and restricted cash for the six months ended September 30, 2024 compared to the six months ended September 30, 2023 increased by $52.3 million. This increase was mainly driven by higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from South America and Africa, and the ABL Credit Facility, partially offset by the repayment of long-term debt.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We incurred approximately $9.8 million in capital expenditures for the six months ended September 30, 2024, and are expecting to incur an additional $20.5 million for the remainder of the fiscal year ending March 31, 2025, which includes expenditures expected to be funded through government assistance.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Six Months Ended
September 30,
(in millions)	2024
Contributions made during the period	$2.3
Contributions expected for the remainder of the fiscal year	2.6
Total	$4.9

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2024.

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

There were no changes that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2024, the Company repurchased the following shares of its common stock:

	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	392,156	2.55	—	—
September 1, 2024 - September 30, 2024	—	—	—	—
Total	392,156	$2.55	—	—

[1] Price paid per share includes broker commission fees of $0.05 per share.
2 On August 15, 2024, the Board of Directors authorized a program to repurchase up to $10,000,000 plus fees and expenses of our common stock in the open market or through privately negotiated transactions, subject to limitations under the Company's debt agreements (which currently limit the aggregate amount that may be applied to repurchase shares of common stock to $1,000,000). This program expires on August 15, 2027. The number, price, structure and timing of share repurchases will be at the Company's sole discretion, and future repurchases of our common stock are dependent on market conditions, liquidity needs, and certain restrictions under our debt arrangements, among other factors.

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the six months ended September 30, 2024. As of September 30, 2024, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Pyxus International, Inc.

Date: November 12, 2024	/s/ Philip C. Garofolo
Philip C. Garofolo
Senior Vice President Finance and Chief Accounting Officer
(Principal Accounting Officer)