Form 10-Q
period 2024-12-31
PYXUS INTERNATIONAL, INC.
filed 2025-02-12
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2024.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 31, 2025, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2024	2023	2024	2023
Sales and other operating revenues	$778,307	$529,816	$1,979,545	$1,631,161
Cost of goods and services sold	661,860	437,268	1,703,777	1,376,802
Gross profit	116,447	92,548	275,768	254,359
Selling, general, and administrative expenses	46,513	42,381	126,050	116,477
Other expense, net	3,764	2,323	9,686	6,036
Restructuring and asset impairment charges	89	85	416	1,379
Operating income	66,081	47,759	139,616	130,467
Gain on debt retirement	—	—	8,178	—
Loss on pension settlement	—	12,008	—	12,008
Interest expense, net	32,913	31,994	101,935	95,785
Income before income taxes and other items	33,168	3,757	45,859	22,674
Income tax expense	18,088	6,156	32,248	16,360
Income from unconsolidated affiliates, net	4,330	6,578	7,478	6,531
Net income	19,410	4,179	21,089	12,845
Net income attributable to noncontrolling interests	512	344	776	111
Net income attributable to Pyxus International, Inc.	$18,898	$3,835	$20,313	$12,734

Earnings per share:
Basic	$0.74	$0.15	$0.79	$0.51
Diluted	$0.74	$0.15	$0.79	$0.51

Weighted average number of shares outstanding:
Basic	25,540	25,000	25,643	25,000
Diluted	25,540	25,000	25,643	25,000

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Net income	$19,410	$4,179	$21,089	$12,845

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(976)	2,185	(155)	1,347
Pension and other postretirement benefit plans	—	3,511	—	3,511
Cash flow hedges	(2,453)	(1,288)	(3,424)	(1,426)
Total other comprehensive (loss) income, net of tax	(3,429)	4,408	(3,579)	3,432
Total comprehensive income	15,981	8,587	17,510	16,277
Comprehensive income attributable to noncontrolling interests	512	344	776	111
Comprehensive income attributable to Pyxus International, Inc.	$15,469	$8,243	$16,734	$16,166

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	December 31, 2024	December 31, 2023	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$103,342	$90,245	$92,569
Restricted cash	6,363	4,442	7,224
Trade receivables, net	326,641	227,529	168,764
Other receivables	17,518	11,988	18,704
Inventories, net	782,480	779,829	931,654
Advances to tobacco suppliers, net	91,838	87,790	20,397
Recoverable income taxes	2,659	4,604	4,455
Prepaid expenses	34,549	36,752	50,185
Other current assets	19,841	15,876	16,254
Total current assets	1,385,231	1,259,055	1,310,206
Investments in unconsolidated affiliates	97,258	93,619	101,255
Intangible assets, net	29,627	35,030	33,879
Deferred income taxes, net	7,056	7,109	7,196
Long-term recoverable income taxes	3,534	2,648	2,963
Other noncurrent assets	31,065	31,687	32,617
Right-of-use assets	30,069	37,135	35,639
Property, plant, and equipment, net	136,344	135,097	134,158
Total assets	$1,720,184	$1,601,380	$1,657,913

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$608,648	$472,972	$499,312
Accounts payable	169,807	136,397	181,247
Advances from customers	88,444	42,589	90,719
Accrued expenses and other current liabilities	104,179	78,231	96,954
Income taxes payable	20,525	6,922	8,539
Operating leases payable	8,179	8,089	8,100
Current portion of long-term debt	49	20,251	20,294
Total current liabilities	999,831	765,451	905,165
Long-term taxes payable	3,735	2,678	2,678
Long-term debt	454,643	574,077	497,734
Deferred income taxes	8,265	5,992	7,934
Liability for unrecognized tax benefits	12,996	15,450	17,742
Long-term leases	19,399	27,523	26,136
Pension, postretirement, and other long-term liabilities	54,308	52,552	53,701
Total liabilities	$1,553,177	$1,443,723	$1,511,090
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608, 25,000 and 25,000)	$392,688	$389,789	$389,789
Retained deficit	(234,978)	(245,220)	(255,291)
Accumulated other comprehensive income	4,207	8,947	7,786
Total stockholders’ equity of Pyxus International, Inc.	161,917	153,516	142,284
Noncontrolling interests	5,090	4,141	4,539
Total stockholders’ equity	167,007	157,657	146,823
Total liabilities and stockholders’ equity	$1,720,184	$1,601,380	$1,657,913

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive (loss) income, net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112
Net loss	—	(3,227)	—	—	—	(46)	(3,273)
Dividends	—	—	—	—	—	(225)	(225)
Equity-based compensation	601	—	—	—	—	—	601
Share repurchases	(1,000)	—	—	—	—	—	(1,000)
Other comprehensive income, net of tax	—	—	278	—	1,266	—	1,544
Balance, September 30, 2024	$392,421	$(253,876)	$(4,871)	$12,766	$(259)	$4,578	$150,759
Net income	—	18,898	—	—	—	512	19,410
Equity-based compensation	267	—	—	—	—	—	267
Other comprehensive loss, net of tax	—	—	(976)	—	(2,453)	—	(3,429)
Balance, December 31, 2024	$392,688	$(234,978)	$(5,847)	$12,766	$(2,712)	$5,090	$167,007

Balance, March 31, 2023	$390,290	$(257,954)	$(6,392)	$8,335	$3,572	$3,979	$141,830
Net income (loss)	—	804	—	—	—	(34)	770
Other comprehensive income, net of tax	—	—	707	—	862	—	1,569
Balance, June 30, 2023	$390,290	$(257,150)	$(5,685)	$8,335	$4,434	$3,945	$144,169
Net income (loss)	—	8,095	—	—	—	(199)	7,896
Other	—	—	—	—	—	493	493
Other comprehensive loss, net of tax	—	—	(1,545)	—	(1,000)	—	(2,545)
Balance, September 30, 2023	$390,290	$(249,055)	$(7,230)	$8,335	$3,434	$4,239	$150,013
Net income	—	3,835	—	—	—	344	4,179
Other	(501)	—	—	—	—	8	(493)
Dividends	—	—	—	—	—	(450)	(450)
Other comprehensive income (loss), net of tax	—	—	2,185	3,511	(1,288)	—	4,408
Balance, December 31, 2023	$389,789	$(245,220)	$(5,045)	$11,846	$2,146	$4,141	$157,657

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	December 31,
(in thousands)	2024	2023
Operating Activities:
Net income	$21,089	$12,845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,038	14,228
Debt amortization/interest	8,506	6,653
Gain on debt retirement	(8,178)	—
Loss on foreign currency transactions	1,604	5,500
Loss on pension settlement	—	12,008
Equity-based compensation	3,899	—
Income from unconsolidated affiliates, net of dividends	3,997	7,129
Changes in operating assets and liabilities, net
Trade and other receivables	(305,072)	(170,076)
Inventories and advances to tobacco suppliers	73,430	(50,256)
Deferred items	(4,047)	(2,695)
Recoverable income taxes	1,112	(263)
Payables and accrued expenses	2,144	(41,526)
Advances from customers	(418)	6,751
Prepaid expenses	16,045	4,357
Income taxes	11,458	(9,676)
Other operating assets and liabilities	(7,712)	2,948
Other, net	(4,583)	(14,761)
Net cash used in operating activities	$(171,688)	$(216,834)

Investing Activities:
Purchases of property, plant, and equipment	$(15,119)	$(14,351)
Collections from beneficial interests in securitized trade receivables	142,824	127,298
Other, net	3,226	3,931
Net cash provided by investing activities	$130,931	$116,878

Financing Activities:
Net proceeds from short-term borrowings	$114,868	$93,411
Proceeds from revolving loan facilities	238,000	216,000
Repayment of revolving loan facilities	(238,000)	(241,000)
Debt issuance costs	(3,147)	(5,091)
Repayment of long-term borrowings	(55,822)	—
Other, net	(275)	(758)
Net cash provided by financing activities	$55,624	$62,562

Effect of exchange rate changes on cash	(4,955)	(6,828)

Increase (decrease) in cash, cash equivalents, and restricted cash	9,912	(44,222)
Cash and cash equivalents at beginning of period	92,569	136,733
Restricted cash at beginning of period	7,224	2,176
Cash, cash equivalents, and restricted cash at end of period	$109,705	$94,687
Other information:
Cash paid for income taxes, net	$21,555	$18,336
Cash paid for income taxes related to debt exchange	—	12,543
Cash paid for interest, net	81,465	79,219
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	172,103	127,502

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

Disclosures required under this new ASU and the existing segment profit or loss and assets disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The annual disclosure requirements are effective for the Company's fiscal year ending March 31, 2025, and the interim period disclosure requirements are effective beginning April 1, 2025. Early adoption is permitted. This ASU will result in additional disclosures for segment reporting, and does not have an impact on the Company's financial condition, results of operations, or cash flows.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of relevant expense captions into prescribed natural expense categories. The annual disclosure requirements are effective for the Company’s fiscal year ending March 31, 2028, and the interim period disclosure requirements are effective beginning April 1, 2028. Early adoption is permitted. This new standard will result in additional disclosures within the footnotes to the financial statements, and is not expected to have an impact on the Company’s financial condition, results of operations, or cash flows.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Leaf:
Product revenue	$742,919	$500,529	$1,847,949	$1,537,268
Processing and other revenues	32,416	28,543	122,520	91,364
Total sales and other operating revenues	775,335	529,072	1,970,469	1,628,632
All Other:
Total sales and other operating revenues	2,972	744	9,076	2,529
Total sales and other operating revenues	$778,307	$529,816	$1,979,545	$1,631,161

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Balance, beginning of period	$(24,250)	$(24,373)	$(23,940)	$(24,730)
Additions	(671)	(631)	(1,299)	(1,189)
Write-offs and other adjustments	525	168	843	1,083
Balance, end of period	(24,396)	(24,836)	(24,396)	(24,836)
Trade receivables	351,037	252,365	351,037	252,365
Trade receivables, net	$326,641	$227,529	$326,641	$227,529

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

The effective tax rate for the nine months ended December 31, 2024 and 2023 was 70.3% and 72.2%, respectively. For the nine months ended December 31, 2024, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to U.S. taxation of foreign earnings and tax expense related to foreign currency gains in Africa and South America recognized in the current period, partially offset by foreign tax credits.

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

The following summarizes the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income attributable to Pyxus International, Inc.	$18,898	$3,835	$20,313	$12,734

Basic weighted average shares outstanding	25,540	25,000	25,643	25,000
Plus: Dilutive equity awards (1)	—	—	—	—
Diluted weighted average shares outstanding	25,540	25,000	25,643	25,000

Earnings per share:
Basic	$0.74	$0.15	$0.79	$0.51
Diluted	$0.74	$0.15	$0.79	$0.51

(1) For the three and nine months ended December 31, 2024, the weighted average number of outstanding restricted stock units not included in the computation of diluted earnings per share because their effect would be antidilutive is 63 and 6, respectively.

6. Restricted Cash

The following summarizes the composition of restricted cash:

	December 31, 2024	December 31, 2023	March 31, 2024
Compensating balance for short-term borrowings	$542	$516	$516
Escrow	3,416	2,144	2,647
Grants	2,305	1,524	1,375
Other	100	258	2,686
Total	$6,363	$4,442	$7,224

7. Inventories, Net

The following summarizes the composition of inventories, net:

	December 31, 2024	December 31, 2023	March 31, 2024
Processed tobacco	$603,283	$659,028	$585,280
Unprocessed tobacco	151,890	78,033	305,928
Other tobacco related	23,770	30,047	31,213
All Other	3,537	12,721	9,233
Total	$782,480	$779,829	$931,654

8. Equity Method Investments

The following summarizes the Company's equity method investments as of December 31, 2024:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments were due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Statement of operations:
Sales	$278,031	$179,798	$421,327	$306,085
Gross profit	25,977	29,087	45,692	48,446
Net income	8,933	14,066	15,354	15,222

	December 31, 2024	December 31, 2023	March 31, 2024
Balance sheet:
Current assets	$525,087	$435,526	$542,702
Property, plant, and equipment and other assets	48,206	47,922	50,925
Current liabilities	433,870	353,433	446,597
Long-term obligations and other liabilities	3,827	2,502	3,356

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	December 31, 2024	December 31, 2023	March 31, 2024
Investments in variable interest entities	$90,685	$86,889	$94,609
Receivables with variable interest entities	4	—	—
Guaranteed amounts to variable interest entities (not to exceed)	15,968	11,113	11,113

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	December 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.7 years	$26,101	$(9,425)	$16,676
Technology	3.6 years	11,618	(6,469)	5,149
Trade names	9.7 years	11,300	(3,498)	7,802
Total		$49,019	$(19,392)	$29,627

	December 31, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.7 years	$26,101	$(7,250)	$18,851
Technology	4.6 years	12,948	(5,379)	7,569
Trade names	10.7 years	11,300	(2,690)	8,610
Total		$50,349	$(15,319)	$35,030

	March 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.4 years	$26,101	$(7,794)	$18,307
Technology	4.4 years	12,948	(5,784)	7,164
Trade names	10.4 years	11,300	(2,892)	8,408
Total		$50,349	$(16,470)	$33,879

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Amortization expense	$1,120	$1,221	$3,412	$3,542

11. Debt Arrangements

The following summarizes debt and notes payable:

(in thousands)	Interest Rate		December 31, 2024	December 31, 2023	March 31, 2024
Senior secured credit facilities:
ABL Credit Facility	8.3%	(1)	$—	$—	$—

Senior secured notes:
10.0% Notes Due 2024	10.0%	(1)	—	20,169	20,247
8.5% Notes Due 2027 (2)	8.5%	(1)	145,628	254,367	178,146

Senior secured term loans:
Intabex Term Loans (3)	13.5%	(1)	187,006	186,546	186,659
Pyxus Term Loans (4)	13.5%	(1)	122,009	133,053	132,819

Other Debt:
Other long-term debt	8.7%	(1)	49	193	157
Notes payable (5)	9.7%	(1)	608,648	472,972	499,312
Total debt			$1,063,340	$1,067,300	$1,017,340

Short-term (5)			$608,648	$472,972	$499,312
Long-term:
Current portion of long-term debt			$49	$20,251	$20,294
Long-term debt			454,643	574,077	497,734
Total			$454,692	$594,328	$518,028

Letters of credit			$8,095	$4,670	$5,070

(1) Weighted average rate for the trailing twelve months ended December 31, 2024 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $145,628 is net of a debt discount of $2,711. Total repayment at maturity is $148,339.
(3) Balance of $187,006 is net of a debt discount of $2,027. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $122,009 is net of a debt premium of $1,804. Total repayment at maturity is $120,205.
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

The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to an initial maximum principal amount of $120,000, subject to the limitations described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140,000. At December 31, 2024, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
On February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At December 31, 2024, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
On February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At December 31, 2024, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-

day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. At December 31, 2024, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

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

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its non-U.S. operations with uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the unilateral right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of December 31, 2024, the total borrowing capacity under individual foreign seasonal lines of credit range up to $170,000. As of December 31, 2024, the aggregate amount available for borrowing under the seasonal lines of credit was $285,154. At December 31, 2024, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $871,536, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes. At December 31, 2024, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. As of December 31, 2024, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of December 31, 2024, the investment limit under the second facility was $130,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of December 31, 2024 and 2023, and March 31, 2024, trade receivables, net in the condensed consolidated balance sheets has been reduced by $8,927, $5,813, and $15,036 as a result of the net settlement, respectively. As of March 31, 2024, accrued expenses and other current liabilities in the consolidated balance sheets includes $10,279 of net payables for the Finacity Facility. Refer to "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of December 31, 2024, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	December 31, 2024	December 31, 2023	March 31, 2024
Receivables outstanding in facility	$230,845	$136,203	$170,267
Beneficial interests	17,671	14,312	15,036

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Nine Months Ended
	December 31,
	2024	2023
Cash proceeds:
Cash purchase price	$646,916	$481,858
Deferred purchase price	142,824	127,298

13. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2024	December 31, 2023	March 31, 2024
Amounts guaranteed (not to exceed)	$75,397	$63,967	$97,411
Amounts outstanding under guarantee (1)	43,700	38,083	71,427
Fair value of guarantees	2,666	1,703	5,097
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	44	42	34,571
(1) Most of the guarantees outstanding at December 31, 2024 expire within one year.

14. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net loss of $537 and $98 from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2024, respectively. The Company recorded a net gain of $1,548 and $4,368 from its derivative financial instruments in cost of goods and services sold for the three and nine months ended December 31, 2023, respectively.

As of December 31, 2024 and 2023, the Company recorded current derivative liabilities of $3,987 and $0 within accrued expenses and other current liabilities, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	December 31, 2024	December 31, 2023	March 31, 2024
U.S. Dollar notional outstanding	$55,000	$—	$—

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024			December 31, 2023			March 31, 2024
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Securitized beneficial interests	$—	$17,671	$17,671	$—	$14,312	$14,312	$—	$15,036	$15,036
Total assets	$—	$17,671	$17,671	$—	$14,312	$14,312	$—	$15,036	$15,036
Financial Liabilities:
Derivative financial instruments	$3,987	$—	$3,987	$—	$—	$—	$—	$—	$—
Long-term debt(1)	421,091	49	421,140	492,114	200	492,314	462,987	160	463,147
Guarantees	—	2,666	2,666	—	1,703	1,703	—	5,097	5,097
Total liabilities	$425,078	$2,715	$427,793	$492,114	$1,903	$494,017	$462,987	$5,257	$468,244
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	December 31, 2024			December 31, 2023
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$11,093	$91	$284	$24,393	$507	$1,458
Issuances of sales of receivables/guarantees	56,192	—	2,408	44,754	—	1,525
Settlements	(45,409)	(42)	(26)	(52,151)	(307)	(31)
Losses recognized in earnings	(4,205)	—	—	(2,684)	—	(1,249)
Ending balance	$17,671	$49	$2,666	$14,312	$200	$1,703

	Nine Months Ended
	December 31, 2024			December 31, 2023
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance	$15,036	$160	$5,097	$19,522	$514	$5,262
Issuances of sales of receivables/guarantees	174,631	—	3,738	129,031	—	3,779
Settlements	(159,938)	(111)	(2,421)	(125,532)	(314)	(4,792)
Losses recognized in earnings	(12,058)	—	(3,748)	(8,709)	—	(2,546)
Ending balance	$17,671	$49	$2,666	$14,312	$200	$1,703

For the nine months ended December 31, 2024 and 2023, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $1,272 and $1,551, respectively. Gains and losses included in earnings are reported in other expense, net.

16. Pension and Other Postretirement Benefits
The Company terminated one of its defined benefit pension plans in the U.K. ("U.K. Pension Plan") during the three-month period ended December 31, 2023. The U.K. Pension Plan was over-funded. During the three-month period ended December 31, 2023, the Company utilized the surplus assets to pay termination fees and received a $1,106 cash distribution from the plan termination. The Company recorded a noncash pension settlement charge of $12,008 during the three and nine months ended December 31, 2023, which included the disposition of the U.K. Pension Plan assets and the reclassification of $3,511 unrecognized net pension losses, net of $1,170 tax benefit, within accumulated other comprehensive income into the Company's condensed consolidated statements of operations.

17. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2024, the assessment for intrastate trade tax credits taken is $2,132 and the total assessment including penalties and interest is $8,963. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

18. Equity-Based Compensation

Pursuant to the Pyxus International, Inc. Amended and Restated 2020 Incentive Plan (the "Incentive Plan"), the Company granted time-vesting restricted stock units, with the vesting of these restricted stock units being subject to continued employment through specified dates and the condition that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by March 31, 2028 (the "Listing Condition"). On May 10, 2024 (the "Modification Date"), the time-vesting restricted stock units granted under the Incentive Plan that were outstanding immediately prior to that date were amended to extend the period by which the Listing Condition must be satisfied for the vesting of such restricted stock units from March 31, 2028 to March 31, 2031 and to provide that the Listing Condition shall be deemed to be satisfied on March 31, 2031 regardless of whether the Company’s common stock has been listed by that date on a national securities exchange or foreign securities exchange and would vest earlier upon the occurrence of a "Change in Control" (as defined in the Incentive Plan) as a result of a merger, consolidation, share exchange or sale of all or substantially all of the assets of the Company. On the Modification Date, the amended Listing Condition was rendered nonsubstantive, and recipients of all such outstanding time-vesting restricted stock units had satisfied the continued service requirement, meaning the then-outstanding restricted stock units were fully earned for vesting. During the three and nine months ended December 31, 2024, the Company recognized total equity-based compensation expense of $267 and $3,899, respectively, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations. The modified time-vesting restricted stock units accounted for $3,263 of the total equity-based compensation recognized year-to-date to reflect the cumulative catch-up required on the Modification Date.

The following summarizes the Company's equity awards granted:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except grant date fair value)	2024	2023	2024	2023
Restricted stock units
Number granted	55	—	862	—
Weighted average grant date fair value	$2.51	$—	$3.41	$—
Performance-based stock units
Number granted (at target performance level)	—	—	605	—
Weighted average grant date fair value	$—	$—	$4.36	$—

Restricted stock units granted under the Incentive Plan are earned ratably from the date of the award to March 31, 2027 for certain employees and from the date of the award to the Company's next annual shareholders meeting for certain members of the Board of Directors, and will vest, subject to continued employment or service, upon the earlier of March 31, 2031 or the occurrence of a liquidity event as defined under the terms of the restricted stock unit award agreement. Unrecognized compensation costs for restricted stock units is $2,307 as of December 31, 2024, and is expected to be recognized over a weighted average period of 2.19 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Under the terms of the performance-based stock units, the amount of shares to be issued (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of December 31, 2024, and accordingly, no equity-based compensation expense has been recognized for the performance-based stock units granted during the period.

19. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Sales	$474	$567	$15,015	$21,784
Purchases	88,908	60,034	187,202	161,933
Dividends received	11,475	—	11,475	13,660

The Company included the following related party balances in its condensed consolidated balance sheets:

	December 31, 2024	December 31, 2023	March 31, 2024	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$54	$50	$50	Other receivables
Accounts payable, related parties	72,182	31,921	35,396	Accounts payable
Advances from related parties	—	4,062	12,533	Advances from customers

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds")

were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 11. Debt Arrangements," during the nine months ended December 31, 2024.

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

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of December 31, 2024 and 2023, and March 31, 2024, includes $3,362, $4,091, and $4,239, respectively, of interest payable to Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding). Interest expense as presented in the condensed consolidated statements of operations includes $5,762 and $18,968 for the three and nine months ended December 31, 2024, respectively, and $10,314 and $30,683 for the three and nine months ended December 31, 2023, respectively, that relates to the Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding).

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

20. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Sales and other operating revenues:
Leaf	$775,335	$529,072	$1,970,469	$1,628,632
All Other	2,972	744	9,076	2,529
Consolidated sales and other operating revenues	$778,307	$529,816	$1,979,545	$1,631,161

Segment operating income (loss):
Leaf	$67,428	$49,183	$146,193	$137,421
All Other	(1,258)	(1,339)	(6,161)	(5,575)
Segment operating income	66,170	47,844	140,032	131,846

Restructuring and asset impairment charges	89	85	416	1,379
Consolidated operating income	$66,081	$47,759	$139,616	$130,467

	December 31, 2024	December 31, 2023	March 31, 2024
Segment assets:
Leaf	$1,683,709	$1,553,460	$1,616,486
All Other	36,475	47,920	41,427
Total assets	$1,720,184	$1,601,380	$1,657,913

21. Subsequent Events

Securitized Receivables
Two of the Company's accounts receivable securitization facilities described in "Note 12. Securitized Receivables" were amended as follows:

•Effective January 1, 2025, the investment limit of the Finacity Facility was temporarily increased from $120,000 to $160,000 of trade receivables through April 30, 2025.
•Effective February 10, 2025, the investment limit of the second facility was increased from $130,000 to $160,000 of trade receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "guidance", "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2024 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements, the imposition of tariffs and other changes in international trade policies; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the quantity and marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including the conflicts in the Middle East and disruptions affecting Red Sea shipping; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar or reduced interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into the Company's business activities, including but not limited to, leaf tobacco industry buying and other payment practices; and impact of proposed regulations to prohibit the sale of cigarettes and certain other tobacco products in the United States other than low-nicotine versions of those products.

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

Executive Summary
Sales and other operating revenues increased $348.3 million, or 21.4%, to $1,979.5 million for the nine months ended December 31, 2024 compared to $1,631.2 million for the nine months ended December 31, 2023. This was due to a 17.0% increase in average sales prices driven by higher tobacco prices and a 2.7% increase in kilo volumes sold from Asia and certain markets in Africa and accelerated shipments from Europe and South America. Gross profit as a percent of sales decreased from 15.6% for the nine months ended December 31, 2023 to 13.9% for the nine months ended December 31, 2024 mainly due to the regional mix and the adverse weather effects of El Niño in South America. Average gross profit per kilo increased 10.4%, primarily attributable to a more favorable customer and product mix.

The stabilization of shipping logistics during the third quarter resulted in beneficial shifts in the timing of shipments for the three months ended December 31, 2024 and the reduction of processed inventory to $603.3 million as of December 31, 2024 from $659.0 million as of December 31, 2023. While market conditions are also stabilizing, the industry continues to be undersupplied, as evidenced by the decrease in uncommitted inventory to $21.9 million as of December 31, 2024 from $32.3 million as of December 31, 2023.

We are slightly ahead of schedule for crop purchases in the Northern hemisphere compared to the prior year, which resulted in an increase in unprocessed tobacco to $151.9 million as of December 31, 2024 from $78.0 million as of December 31, 2023. Despite purchasing more expensive green tobacco, our disciplined focus on reducing long-term debt resulted in a total reduction of $142.8 million of aggregate principal amount of long-term debt since March 2024.

Results of Operations

Three Months Ended December 31, 2024 and 2023
	Three Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2024	2023	$	%
Consolidated:
Sales and other operating revenues	$778.3	$529.8	248.5	46.9
Cost of goods and services sold	661.9	437.3	224.6	51.4
Gross profit*	116.5	92.6	23.9	25.8
Gross profit as a percent of sales	15.0%	17.5%
Selling, general, and administrative expenses	$46.5	$42.4	4.1	9.7
Other expense, net	3.8	2.3	1.5	65.2
Restructuring and asset impairment charges	0.1	0.1	—	—
Operating income	66.1	47.8	18.3	38.3
Loss on pension settlement	—	12.0	(12.0)	(100.0)
Interest expense, net	32.9	32.0	0.9	2.8
Income before income taxes and other items	33.2	3.8	29.4	773.7
Income tax expense	18.1	6.2	11.9	191.9
Income from unconsolidated affiliates, net	4.3	6.6	(2.3)	(34.8)
Net income attributable to noncontrolling interests	0.5	0.3	0.2	66.7
Net income attributable to Pyxus International, Inc.	$18.9	$3.8	15.1	397.4

Leaf:
Product revenues	$742.9	$500.5	242.4	48.4
Tobacco costs	603.1	394.6	208.5	52.8
Transportation, storage, and other period costs	27.7	23.2	4.5	19.4
Total product cost of goods sold	630.8	417.8	213.0	51.0
Product revenue gross profit	112.1	82.7	29.4	35.6
Product revenue gross profit as a percent of sales	15.1%	16.5%

Kilos sold	123.5	100.0	23.5	23.5
Average price per kilo	$6.02	$5.01	1.01	20.2
Average cost per kilo	5.11	4.18	0.93	22.2
Average gross profit per kilo	0.91	0.83	0.08	9.6

Processing and other revenues	$32.4	$28.6	3.8	13.3
Processing and other revenues costs of services sold	28.5	19.4	9.1	46.9
Processing and other gross profit	3.9	9.2	(5.3)	(57.6)
Processing and other gross profit as a percent of sales	12.0%	32.2%

All Other:
Sales and other operating revenues	$3.0	$0.7	2.3	328.6
Cost of goods and services sold	2.5	0.1	2.4	2,400.0
Gross profit	0.5	0.6	(0.1)	(16.7)
Gross profit as a percent of sales	16.7%	85.7%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $529.8 million for the three months ended December 31, 2023 and $778.3 million for the three months ended December 31, 2024, an increase of $248.5 million, or 46.9%. This was due to a 20.2% increase in average sales prices over this period, driven by higher tobacco prices, and a 23.5% increase in kilo volumes sold primarily due the stabilization of shipping logistics that resulted in beneficial shifts in the timing of shipments (in particular, both delayed shipments out of the three months ended September 30, 2024 into the current quarter and accelerated shipments from Europe and South America in the three months ended December 31, 2024 of the type that occurred in the prior year in the three months ended March 31, 2024).

Cost of goods and services sold were $437.3 million for the three months ended December 31, 2023 and $661.9 million for the three months ended December 31, 2024, an increase of $224.6 million, or 51.4%. This was mainly due to the 22.2% increase in average cost per kilo primarily due to undersupply conditions, inflation, and the increase in kilo volumes sold.

Gross profit as a percent of sales decreased from 17.5% for the three months ended December 31, 2023 to 15.0% for the three months ended December 31, 2024, mainly due to regional mix and the adverse weather effects of El Niño in South America. Average gross profit per kilo increased 9.6%, primarily attributable to more favorable customer mix.

Selling, general, and administrative expenses were $42.4 million for the three months ended December 31, 2023 and $46.5 million for the three months ended December 31, 2024, an increase of $4.1 million, or 9.7%. This increase was primarily due to higher personnel costs, including a higher accrual for variable bonus compensation.

Loss on pension settlement of $12.0 million for the three months ended December 31, 2023 was due to the termination of an over-funded defined benefit pension plan in the U.K. See "Note 16. Pension and Other Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income tax expense was $6.2 million for the three months ended December 31, 2023 and $18.1 million for the three months ended December 31, 2024, an increase of $11.9 million, or 191.9%. This increase was primarily due to tax expense related to foreign currency gains in Africa and South America, an increase in income before income taxes, and the jurisdictional mix of earnings.

Nine Months Ended December 31, 2024 and 2023
	Nine Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2024	2023	$	%
Consolidated:
Sales and other operating revenues	$1,979.5	$1,631.2	348.3	21.4
Cost of goods and services sold	1,703.8	1,376.8	327.0	23.8
Gross profit*	275.8	254.4	21.4	8.4
Gross profit as a percent of sales	13.9%	15.6%
Selling, general, and administrative expenses	126.0	116.5	9.5	8.2
Other expense, net	9.7	6.0	3.7	61.7
Restructuring and asset impairment charges	0.4	1.4	(1.0)	(71.4)
Operating income*	139.6	130.5	9.1	7.0
Gain on debt retirement	8.2	—	8.2	100.0
Loss on pension settlement	—	12.0	(12.0)	(100.0)
Interest expense, net	101.9	95.8	6.1	6.4
Income before income taxes and other items	45.9	22.7	23.2	102.2
Income tax expense	32.3	16.4	15.9	97.0
Income from unconsolidated affiliates, net	7.4	6.5	0.9	13.8
Net income attributable to noncontrolling interests	0.8	0.1	0.7	700.0
Net income attributable to Pyxus International, Inc.*	$20.3	$12.7	7.6	59.8

Leaf:
Product revenue	$1,847.9	$1,537.3	310.6	20.2
Tobacco costs	1,516.0	1,242.4	273.6	22.0
Transportation, storage, and other period costs	70.5	66.0	4.5	6.8
Total cost of goods sold	1,586.5	1,308.4	278.1	21.3
Product revenue gross profit	261.4	228.9	32.5	14.2
Product revenue gross profit as a percent of sales	14.1%	14.9%

Kilos sold	305.2	297.2	8.0	2.7
Average price per kilo	$6.05	$5.17	0.88	17.0
Average cost per kilo	5.20	4.40	0.80	18.2
Average gross profit per kilo	0.85	0.77	0.08	10.4

Processing and other revenues	$122.5	$91.4	31.1	34.0
Processing and other revenues costs of services sold	106.0	66.5	39.5	59.4
Processing and other gross profit	16.5	24.9	(8.4)	(33.7)
Processing and other gross profit as a percent of sales	13.5%	27.2%

All Other:
Sales and other operating revenues	$9.1	$2.5	6.6	264.0
Cost of goods and services sold	11.2	1.9	9.3	489.5
Gross (loss) profit	(2.1)	0.6	(2.7)	(450.0)
Gross (loss) profit as a percent of sales	(23.1)%	24.0%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues were $1,631.2 million for the nine months ended December 31, 2023 and $1,979.5 million for the nine months ended December 31, 2024, an increase of $348.3 million, or 21.4%. This was due to a 17.0% increase in average sales prices over this period, driven by higher tobacco prices, and 2.7% increase in kilo volumes sold from Asia and certain markets in Africa and accelerated shipments from Europe and South America in the three months ended December 31, 2024 of the type that occurred in the prior year in the three months ended March 31, 2024, partially offset by lower volume from South America compared to the prior-year period.

Cost of goods and services sold were $1,376.8 million for the nine months ended December 31, 2023 and $1,703.8 million for the nine months ended December 31, 2024, an increase of $327.0 million, or 23.8%. This was mainly due to a 18.2% increase in average cost per kilo, primarily due to undersupply conditions and inflation.

Gross profit as a percent of sales decreased from 15.6% for the nine months ended December 31, 2023 to 13.9% for the nine months ended December 31, 2024, mainly due to regional mix and the adverse weather effects of El Niño in South America. Average gross profit per kilo increased 10.4%, primarily attributable to a more favorable customer and product mix.

Selling, general, and administrative expenses were $116.5 million for the nine months ended December 31, 2023 and $126.0 million for the nine months ended December 31, 2024, an increase of $9.5 million, or 8.2%. This increase was primarily due to higher personnel costs, which includes the recognition of $3.9 million for equity-based compensation pursuant to the Amended and Restated 2020 Incentive Plan, and a higher accrual for variable bonus compensation. See "Note 18. Equity-Based Compensation" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Gain on debt retirement of $8.2 million for the nine months ended December 31, 2024 was due to the repurchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.4 million, a 12.0% discount to par, and the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Loss on pension settlement of $12.0 million for the nine months ended December 31, 2023 was due to the termination of an over-funded defined benefit pension plan in the U.K. See "Note 16. Pension and Other Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Interest expense, net was $95.8 million for the nine months ended December 31, 2023 and $101.9 million for the nine months ended December 31, 2024, an increase of $6.1 million, or 6.4%. This increase was due to higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from Africa and South America, and increased variable interest rates. This increase was partially offset by partial repurchases of the 2027 Notes in March, April, and August 2024, as well as the partial repurchase of the Pyxus Term Loans in May 2024.

Income tax expense was $16.4 million for the nine months ended December 31, 2023 and $32.3 million for the nine months ended December 31, 2024, an increase of $15.9 million, or 97.0%. This increase was primarily due to tax expense related to foreign currency gains in Africa and South America recognized in the current period and an increase in income before income taxes, partially offset by reductions in the current period valuation allowances.

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

The following summarizes our total borrowing capacity at December 31, 2024 and 2023 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	December 31, 2024		December 31, 2023
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$120.0	$120.0	$120.0	$120.0
Foreign seasonal lines of credit	871.5	285.1	692.2	250.2
Other long-term debt	0.4	0.3	0.4	0.2
Letters of credit	11.5	3.4	8.1	3.4
Total	$1,003.4	$408.8	$820.7	$373.8

The amounts presented as available under the ABL Credit Facility are subject to further limitations from the borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves. The total borrowing capacity of our foreign seasonal lines of credit increased $179.3 million when compared to the prior year and were primarily utilized to purchase green tobacco at higher prices. The amounts presented as the remaining amount available for borrowing under the foreign seasonal lines of credit are subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants.

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

(in millions)	December 31, 2024	December 31, 2023	March 31, 2024
Notes payable	$608.6	$473.0	$499.3
Current portion of long-term debt	0.1	20.3	20.3
Long-term debt (1)	454.6	574.1	497.7
Total debt liabilities*	$1,063.3	$1,067.3	$1,017.3
Less: Cash and cash equivalents	103.3	90.2	92.6
Net debt	$960.0	$977.1	$924.7
* Amounts may not equal column totals due to rounding

(1) Fluctuations in long-term debt include borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility, along with repurchases of certain long-term debt. Weighted average borrowings outstanding under the ABL Credit Facility were $76.0 million and $59.1 million for the three and nine months ended December 31, 2024, respectively.

Net debt decreased as of December 31, 2024 when compared to December 31, 2023 driven by an increase in cash due to higher cash receipts from sales made near the end of the period.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	December 31, 2024	December 31, 2023	March 31, 2024
Cash, cash equivalents, and restricted cash	$109.7	$94.7	$99.8
Trade and other receivables, net	344.2	239.5	187.5
Inventories and advances to tobacco suppliers, net	874.3	867.6	952.1
Recoverable income taxes	2.7	4.6	4.5
Prepaid expenses and other current assets	54.4	52.6	66.4
Total current assets*	$1,385.2	$1,259.1	$1,310.2

Notes payable	$608.6	$473.0	$499.3
Accounts payable	169.8	136.4	181.2
Advances from customers	88.4	42.6	90.7
Accrued expenses and other current liabilities	104.2	78.2	97.0
Income taxes payable	20.5	6.9	8.5
Operating leases payable	8.2	8.1	8.1
Current portion of long-term debt	0.1	20.3	20.3
Total current liabilities*	$999.8	$765.5	$905.2

Current ratio	1.4 to 1	1.6 to 1	1.4 to 1
Working capital	$385.4	$493.6	$405.0
* Amounts may not equal column totals due to rounding

Working capital declined from December 31, 2023 to December 31, 2024 by $108.2 million, or 21.9%, driven by higher borrowings on our foreign seasonal lines of credit that were primarily used to purchase more expensive green tobacco, particularly from Africa and South America.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	December 31, 2024	December 31, 2023	March 31, 2024
Committed	$581.4	$626.7	$570.4
Uncommitted	21.9	32.3	14.9
Total processed tobacco	$603.3	$659.0	$585.3

Total processed tobacco decreased from December 31, 2023 to December 31, 2024 by $55.7 million, or 8.5%, primarily due to the weather effects of El Niño resulting in shorter crops in South America and certain markets in Africa, partially offset by higher costs of procuring and processing tobacco and accelerated shipments from Europe and South America in the three months ended December 31, 2024 that had been expected to occur in the three months ending March 31, 2025. Uncommitted levels of processed tobacco remain low as undersupply conditions persist in the global tobacco market. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of December 31, 2024, our cash, cash equivalents, and restricted cash was $109.7 million, of which approximately $74.1 million was held in non-U.S. jurisdictions for non-U.S. working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Nine Months Ended
	December 31,
(in millions)	2024	2023
Net income	$21.1	$12.8
Trade and other receivables	(305.1)	(170.1)
Inventories and advances to tobacco suppliers	73.4	(50.3)
Payables and accrued expenses	2.1	(41.5)
Other	36.8	32.3
Net cash used in operating activities	$(171.7)	$(216.8)
Collections from beneficial interests in securitized trade receivables	142.8	127.3
Other	(11.9)	(10.4)
Net cash provided by investing activities	$130.9	$116.9
Net proceeds from short-term borrowings	114.9	93.4
Net repayment of revolving loan facilities	—	(25.0)
Repayment of long-term borrowings	(55.8)	—
Other	(3.5)	(5.8)
Net cash provided by financing activities	$55.6	$62.6
Effect of exchange rate changes on cash	(5.0)	(6.8)
Increase (decrease) in cash, cash equivalents, and restricted cash*	$9.9	$(44.2)
Other information:
Cash paid for income taxes, net	$21.6	$18.3
Cash paid for income taxes related to debt exchange	—	12.5
Cash paid for interest, net	81.5	79.2

* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 increased by $54.1 million. This increase was driven by the timing of payments for accounts payable and accrued expenses, lower inventories from increased kilo volume sold from Asia and certain markets in Africa, and short crops from South America and certain markets in Africa. These increases were partially offset by an increase in accounts receivable primarily due to accelerated shipments from Europe and South America in the three months ended December 31, 2024 that had been expected to occur in the three months ending March 31, 2025.

Cash Paid for Income Taxes, net
Excluding nonrecurring cash paid for income taxes related to debt exchange of $12.5 million in the prior year, cash paid for income taxes, net increased for the nine months ended December 31, 2024 to $21.6 million compared to $18.3 million for the nine months ended December 31, 2023. This increase was primarily due to multi-year tax settlements in Africa and an increase in income before income taxes, partially offset by deferred payments in North America. We expect the trend of increased cash paid for income taxes, net to continue for the remainder of the fiscal year.

Cash Paid for Interest, net
Cash paid for interest, net increased for the nine months ended December 31, 2024 to $81.5 million compared to $79.2 million for the nine months ended December 31, 2023. This increase was consistent with the increase in interest expense. We expect the trend of increased cash paid for interest, net will continue for the remainder of the fiscal year.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets that will add value for our customers and increase our efficiency. We incurred approximately $15.1 million in capital expenditures for the nine months ended December 31, 2024, and are expecting to incur an additional $11.3 million for the remainder of the fiscal year ending March 31, 2025, which includes expenditures expected to be funded through government assistance.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Nine Months Ended
December 31,
(in millions)	2024
Contributions made during the period	$3.4
Contributions expected for the remainder of the fiscal year	1.5
Total	$4.9

Critical Accounting Estimates

As of the date of this report, there are no material changes to the critical accounting estimates previously disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2024.

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

There were no changes that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of proposed regulations to prohibit the sale of cigarettes in the United States other than low-nicotine cigarettes, if they are adopted and become effective, is uncertain, but they could materially adversely affect our business, results of operations, and financial condition.
On January 15, 2025, the U.S. Food and Drug Administration (the "FDA") published a proposed rule (the "Proposed Rule") that limits the nicotine level at 0.7 milligrams per gram of tobacco in cigarettes and certain other combusted tobacco products, which is significantly lower than the average concentration in these products on the market today. The FDA’s proposal would apply to cigarettes, cigarette tobacco, roll-your-own tobacco, most cigars (including little cigars, cigarillos, and most large cigars), and pipe tobacco. The Proposed Rule does not include e-cigarettes, nicotine pouches, noncombusted cigarettes (such as heated tobacco products that meet the definition of a cigarette), waterpipe tobacco (hookah), smokeless tobacco products, or premium cigars.

The Proposed Rule is subject to public comment prior to being adopted by the FDA. Accordingly, the terms of any such final rule are uncertain and the date of effectiveness of such a rule is also uncertain. While the FDA announced that reducing the nicotine levels of cigarettes would reduce consumption of cigarettes by future generations and facilitate current smokers to stop consuming cigarettes, it is uncertain whether the Proposed Rule, if it is adopted and becomes effective, will have such effect. While the impact of the Proposed Rule on the Company is also uncertain, regulations consistent with those set forth in the Proposed Rule, if they are adopted and become effective, could materially adversely affect our business, results of operations, and financial condition.

Shifts in customer requirements for sourcing tobacco may negatively affect our organizational structure, asset base, and results of operations, including shifts resulting from the imposition of tariffs.
If our customers significantly alter their requirements for tobacco volumes from certain regions, we may have to change our production facilities and alter our fixed asset base in certain origins. Shifts in sourcing of tobacco may occur as a result of currency fluctuations, including changes in currency exchange rates against the United States Dollar ("USD"), the imposition of tariffs and other changes in international trade policies. For example, tariffs imposed in 2018 by China on U.S. agricultural products, including tobacco, in response to tariffs on goods from China imposed by the U.S. adversely impacted our shipping volumes from the U.S. at that time, as impacted customers sought to source tobacco from jurisdictions not subject to the tariffs. This shift in customer sourcing requirements adversely affected our results of operations for some time as it is not possible to immediately adjust to such customer-driven shifts in sourcing origins. Recent tariffs announced by the U.S. government, including for example, on goods from China, Canada, and/or Mexico, could result in the imposition of retaliatory tariffs by impacted governments. We may not be able to timely or efficiently adjust to shifts in sourcing origins as a result of such tariffs, or any other tariffs and retaliatory tariffs that may be imposed in the future, which could similarly adversely affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended December 31, 2024.

On August 15, 2024, the Board of Directors authorized a program to repurchase up to $10,000,000 plus fees and expenses of our common stock in the open market or through privately negotiated transactions, subject to limitations under the Company's debt agreements (which currently limit the aggregate amount that may be applied to repurchase shares of common stock to $1,000,000). The repurchase by the Company on August 21, 2024 of shares of its common stock for approximately $1,000,000, inclusive of brokerage fees, was applied to this limit. This program expires on August 15, 2027. If current restrictions under applicable debt agreements are modified to permit further repurchases of common stock by the Company, the number, price, structure and timing of any further share repurchases will be at the Company's sole discretion, and any such future repurchases of our common stock are dependent on market conditions, liquidity needs, and certain restrictions under our debt arrangements, among other factors.

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the nine months ended December 31, 2024. As of December 31, 2024, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.01	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: February 12, 2025	/s/ Philip C. Garofolo
Philip C. Garofolo
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)