Form 10-K
period 2025-03-31
PYXUS INTERNATIONAL, INC.
filed 2025-06-10
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $29.5 million based on the closing price of the common stock as reported on the OTC Pink Marketplace.

As of May 31, 2025, there were 24,607,791 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2025 Annual Meeting of Shareholders (to be held August 14, 2025) of the registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Company Overview
This Annual Report on Form 10-K (this "Annual Report") is filed by Pyxus International, Inc. (the "Company," "Pyxus," "we," or "us"). Pyxus is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients, principally leaf tobacco. The Company has one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the respective balances of the Leaf segment to the consolidated financial statements. All Other revenue is primarily composed of revenue from the sale of non-tobacco agriculture products. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to the Consolidated Financial Statements" for additional information.

Leaf Tobacco Operations
Our leaf tobacco revenues are principally comprised of sales of processed leaf tobacco and fees charged for processing and related services to manufacturers of tobacco products. Our leaf tobacco operations deal primarily in flue-cured, burley, and oriental tobaccos that are used in international cigarette brands. We purchase tobacco on five continents and ship to customers globally. We primarily purchase tobacco from suppliers and assume the risk of matching the quantities and grades required by our customers to the crop we are contractually obligated to purchase.

Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice, and availability of capital. In some locales, we purchase crop inputs, such as seeds, fertilizer, pesticides, and other products related to growing tobacco, and issue them to suppliers with whom we have purchase contracts. The suppliers, who generally operate small farms, then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if the supplier meets our specifications. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We account for our advances to suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

Our agronomists maintain frequent contact with suppliers prior to and throughout the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. As a result of various factors, including weather, not all suppliers are able to fully settle advances through delivery of tobacco in a given crop year. Throughout the crop cycle, we monitor events that may impact the suppliers’ ability to deliver tobacco. If we determine we will not be able to recover the original cost of the advances with deliveries of the current crop, or future crop deliveries, the unit cost of tobacco received is increased when unrecoverable costs are within a normal range or expensed immediately when they are above a normal range. The normal range is based on our historical results.

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content, and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping by preventing spoilage and is an essential service to our customers as the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s products. Accordingly, our production facilities are in proximity to our principal sources of tobacco. We process tobacco in Company-owned and third-party facilities around the world, including in Argentina, Brazil, China, India, Indonesia, Jordan, North Macedonia, Malawi, Tanzania, Thailand, Turkey, United States, and Zimbabwe. After processing, whole leaves, bundles, strips or stems, and scrap, where applicable, are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

We utilize contracts, joint ventures, and other arrangements for the purchase of tobacco grown in other countries that produce export-quality flue-cured and burley tobacco. Much of the tobacco we purchase is sourced from the African, Asian, and South American regions in which we operate. The approximate percentage of tobacco purchases from these regions were as follows:

	Years Ended March 31,
	2025	2024	2023
Africa	34%	33%	30%
Asia	20%	19%	21%
South America	24%	28%	26%

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal and vary by market and tobacco variety. Tobacco grown in North America is purchased, processed, and marketed generally during the five-month period beginning in August and ending in December. Tobacco grown in South America is usually purchased, processed, and marketed from January through July and, for tobacco grown in Africa, from March through September. Other tobacco markets around the world have similar purchasing and processing activities, although these activities occur at various times of the year.

During the purchasing, processing, and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco, and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers and short-term notes payable, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. At March 31, the end of our fiscal year, the seasonal components of our working capital primarily reflect the foreign-grown tobacco operations.

Track and Trace Technology
In connection with our leaf tobacco operations, the Company uses a proprietary "track and trace" platform, branded as SENTRI®, to provide transparency into the lifecycle of agricultural products by monitoring information and obtaining data related to the growth, cultivation, harvest, processing, formulation, testing, and release of individual batches of products. By obtaining data on products at each stage of our supply chain, SENTRI® permits proactive decision-making for both the Company and its leaf tobacco customers. The key features of SENTRI® include:

•Product Tracking: Data collection and tracking at various stages in the product lifecycle provides customers with visibility into where products originate, how they were produced, and the product testing completed along the product journey.
•Control and Visibility: With access to increased data regarding the supply chain, we can monitor quality control at various points in the product route to market.
•Sustainability Commitments: SENTRI® incorporates visibility into the practices and procedures of the product supply chain.
•Lot Number Tracking: We can track specific products through the manufacturing process by lot number with full visibility to our customers. This provides more information about the product, its origin, and other information relevant to quality control and product transparency.
•Agronomic Services: SENTRI® utilizes an experienced team of agronomists to track data and insights regarding growing practices.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. Refer to "Note 26. Segment Information" to the "Notes to Consolidated Financial Statements" for additional information regarding customers, and their respective affiliates, that account for more than 10% of our annual revenues. We delivered approximately 20% of our tobacco sales to customers in Africa, approximately 35% to customers in Asia, and approximately 30% to customers in Europe for the year ended March 31, 2025. The remaining sales of leaf tobacco are to customers located in other geographic regions of the world.

Competition
Leaf tobacco industry competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco. Pyxus is one of only two global, publicly held leaf tobacco merchants. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley, and oriental tobacco. In addition to the primary global independent leaf tobacco merchants, there are other global, regional, or national competitors. These include local independent leaf merchants that have low fixed costs and overhead and some of our customers that have vertically integrated operations in certain markets.

We have long-standing relationships with growers across the globe with whom we contract directly to procure tobacco, and our grower base is critical to our ability to provide sustainable, compliant crops that meet the specific requirements of our customers. We strive to maintain strong, productive relationships with our growers by providing them with agronomic expertise, which includes training on good agricultural practices to support high-quality and high-yielding crops, and training on our agricultural labor practices that sets human rights standards by which they are expected to comply. We remain committed to conducting our global business in an ethical and responsible manner, in accordance with international standards and practices relating to human rights and the environment, to give our customers confidence that we can satisfy their demand requirements through a sustainable and compliant value chain.

Regulation
See "Item 1A. Risk Factors" for a discussion of applicable government regulation of leaf tobacco.

All Other
We are also engaged in the sale of non-tobacco agriculture products, which represented less than 1% of our consolidated revenues for each of the fiscal years ended March 31, 2025, 2024, and 2023. These operations have been combined and reported in an "All Other" category included for purposes of reconciliation of the respective balances of the Leaf segment to the consolidated financial statements. See "Note 26. Segment Information" for additional information.

Human Capital Management
Our workforce plays a fundamental role in fulfilling our corporate mission—to transform people’s lives so that, together, we can grow a better world. Attracting, developing, and retaining top talent is essential to advancing our business strategy and impact. We remain committed to fostering a workplace culture rooted in ethics and responsibility, and we invest in employee engagement, prioritize workplace safety, and celebrate the contributions of our team in furtherance of organizational success.

As of March 31, 2025, we employed approximately 3,100 people, excluding seasonal employees, in our worldwide operations. We maintain positive relationships with the Company’s employees and their respective organizations. We have collective bargaining agreements in place in many of the countries in which we operate, and we have long-term agreements in-place in certain jurisdictions to resolve disputes through binding arbitration.

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

Supply Chain Human Rights Matters
We support efforts to address human rights concerns throughout the tobacco supply chain. For example, in our tobacco supply chain, we use on-farm good agricultural practices assessments to assess suppliers' compliance with labor practices. Our subsidiaries establish contract terms and conditions with suppliers related to forced and child labor and other social issues, and they conduct due diligence throughout our tobacco-growing regions to monitor compliance.

Environmental Compliance
As an agricultural company, we recognize the effects our business activities have on the environment, and we understand that climate change could have long-term consequences on our business, our employees, suppliers, and the communities where we operate. We are committed to reducing our environmental impact by working with our suppliers to integrate sustainable agricultural methods and practices. Additional information regarding our activities related to our sustainability strategy can be found in our Sustainability Report, which is published on our website.

Currently, there are no material estimated capital expenditures related to environmental control facilities. In addition, there is no material effect on capital expenditures, results of operations or competitive position anticipated from compliance with current or pending federal or state laws and regulations relating to protection of the environment.

Available Information
Our website is www.pyxus.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at http://investors.pyxus.com as soon as reasonably practicable after we file such material with, or furnish it to, the United States ("U.S.") Securities and Exchange Commission (the "SEC"). The information contained on our website shall not be deemed part of this annual report on Form 10-K. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually may account for a significant portion of our sales in a normal year. For the year ended March 31, 2025, Philip Morris International Inc., China National Tobacco Corporation, and Japan Tobacco International each accounted for 10% or more of our total sales and other operating revenues. In addition, tobacco product manufacturers have experienced consolidation, and further consolidation among our customers could decrease customer demand for our leaf tobacco or processing services. The loss of one or more of our significant customers could have a material adverse effect on our financial results.

Vertical integration by our customers could materially adversely affect our financial performance.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers decide to significantly vertically integrate their operations, whether through the acquisition of our competitors, establishing new operations, contracting directly with suppliers, or otherwise. In general, our results of operations have not been adversely affected by vertical integration initiatives, and some customers have reversed certain aspects of their previous efforts to vertically integrate operations. However, significant vertical integration by our customers could have a material adverse effect on our financial performance.

Shifts in customer requirements for sourcing tobacco may negatively affect our organizational structure, asset base, and results of operations, including shifts resulting from the imposition of tariffs.
If our customers significantly alter their requirements for tobacco volumes from certain regions, we may have to change our production facilities and alter our fixed asset base in certain origins. Shifts in sourcing of tobacco may occur as a result of currency fluctuations, including changes in currency exchange rates against the United States Dollar ("USD"), the imposition of tariffs and other changes in international trade policies. For example, tariffs imposed in 2018 by China on U.S. agricultural products, including tobacco, in response to U.S.-imposed tariffs on Chinese manufactured goods, adversely impacted our shipping volumes from the U.S. at that time since impacted customers sought to source tobacco from jurisdictions not subject to these tariffs. This shift in customer sourcing requirements adversely affected our results of operations for some time, as it is not possible to immediately adjust to such customer-driven shifts in sourcing origins.

Recent tariffs announced by the U.S. government, including, for example, on goods from China, Canada, and Mexico, has resulted in the imposition of retaliatory tariffs by impacted governments, and additional tariffs may be imposed. For example, in March 2025, China's Ministry of Finance announced tariffs on certain agricultural imports from the U.S. While we continue to monitor trade discussions that could impact our business, we may not be able to timely or efficiently adjust to shifts in sourcing origins as a result of such tariffs, or any other tariffs and retaliatory tariffs that may be imposed in the future, which could similarly adversely affect our results of operations.

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

Our financial results will vary according to growing season conditions, customer indications, and other factors, which significantly impacts our ability to forecast our quarterly and annual financial performance.
Our financial results may be significantly affected by fluctuations in tobacco growing season conditions and crop sizes, which affect the supply of tobacco to our customers. Crop sizes may be affected by, among other things, precipitation levels, crop infestation and disease, the volume of annual tobacco plantings and yields realized by suppliers, and suppliers' elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes, floods, and tornadoes, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors. The unpredictability may be exacerbated by the effects of climate change, which could increase the likelihood or severity of disruptive weather events.

The cost of acquiring tobacco can fluctuate greatly due to crop sizes and increased competition in certain markets where we purchase tobacco. For example, short crops in periods of high demand translate into higher average green prices, higher throughput costs, and less volume to sell. Furthermore, large crops translate into lower average green prices, lower throughput costs, and excess volume to sell.

The timing and unpredictability of customer indications, orders, and shipments could require us to keep tobacco in inventory, which increases our balance sheet risk and could result in variations in financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping, increased spot-prices for shipping prompting vessel operators to reduce cargo allocations of our customers' containers covered by lower-priced, long-term shipping arrangements, and infrastructure and accessibility issues in the ports we use for shipment.

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

Suppliers who have historically grown tobacco may elect to grow other crops instead of tobacco, which could affect the global supply of tobacco and impact our financial performance.
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
Our arrangements with suppliers vary depending on our predictions of future supply and demand dynamics, local historical practice, and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if they meet our specifications. These advances to tobacco suppliers are settled as part of the consideration paid upon the suppliers delivering us unprocessed tobacco at market prices. The quantity and quality of tobacco delivered, both of which are outside of our control at the time we make advances to suppliers, ultimately determine the market value of the tobacco sourced. Unsatisfactory quantities or quality of the tobacco delivered could result in losses with respect to the advances made to these suppliers or the deferral of those advances.

When we purchase tobacco directly from suppliers, we bear the risk that the tobacco will not meet our customers’ quality and quantity requirements.
In countries where we contract directly with suppliers, we bear the risk that the tobacco delivered will not meet the quality and quantity requirements defined by customers. If the tobacco does not meet customer requirements, we may not be able to sell the tobacco we agreed to buy from suppliers and may not be able to satisfy our customers’ orders, which would have an adverse effect on our profitability and results of operations.

Weather and other conditions can affect the marketability of our inventory, and climate change may adversely alter weather patterns in tobacco-growing regions.

Like other agricultural products, the quality of tobacco is affected by weather and the environment, which can impact the quality or size of the crop. If a weather event is severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers and result in lower revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products at the specifications required by customers.

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

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing, and financing of tobacco. The loss or substantial reduction of one or more of our significant customers could reduce our earnings. Although Pyxus is one of only two primary global independent publicly held leaf tobacco merchants, cigarette manufacturers also buy tobacco directly from local and regional suppliers. We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Continued high inflation may adversely affect our profitability and the demand for our leaf tobacco products.
Global economies have recently experienced higher levels of consumer price inflation. Continued inflationary pressures may continue to increase our costs, including the cost of leaf tobacco that we purchase. If these increased costs cannot successfully be passed on to our customers, then our profitability and results of operations may be adversely affected. In addition, since our leaf tobacco products are used in the manufacturing of tobacco consumer goods, consumer behavior that deprioritizes the purchase of tobacco consumer goods in response to inflationary increases in the price of such goods could result in reduced overall demand for consumer tobacco products and, consequently, for the leaf tobacco we provide to manufacturers, which could materially adversely affect our profitability, results of operations, and financial position.

Risks Related to the Scope of Our International Operations

We face increased risks of doing business due to the extent of our international operations.
Some of the countries where we conduct business do not have stable economies or governments. As such, our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks, and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers.

In 2006, as a result of the political environment, economic instability, foreign currency controls, and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiary, Mashonaland Tobacco Company (Pvt.) Ltd. ("MTC"). Subsequently, we determined that the significant doubt about our ability to control MTC was eliminated and reconsolidated MTC as of March 31, 2016. MTC utilizes local currencies for local transactions that are exchanged at a government specified rate with USD. To convert these currencies to USD, the Company must obtain foreign currency resources from the Reserve Bank of Zimbabwe, which are subject to the monetary and exchange control policy in Zimbabwe. If the foreign exchange restrictions and government-imposed controls become severe, we may have to reassess our ability to control MTC.

In recent years, economic problems in certain countries where we conduct operations have experienced significant currency volatility and inflation, including countries with highly inflationary economies like Argentina, Malawi, Turkey, and Zimbabwe. Devaluation and appreciation of the local currency and inflation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have experienced or may be subject to dramatic political regime change. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations after a political regime change, in a manner consistent with prior practice.

Further, the imposition of governmental sanctions or other restrictions may preclude us from continuing to sell to certain customers or to source leaf tobacco from certain jurisdictions and could have a material adverse effect on our profitability, results of operations, and financial position.

We are subject to the Foreign Corrupt Practices Act (the "FCPA"), and we operate in jurisdictions that pose a high risk of potential FCPA violations.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business and/or other benefits. Certain of our customers, including China National Tobacco Corporation, are state-owned, and their officers and employees may qualify as foreign officials under the FCPA. In addition, we operate in certain jurisdictions that pose a high risk of potential FCPA violations. Although our corporate policy prohibits foreign bribery and we have adopted procedures to promote compliance, we cannot assure you that our policy, procedures, and controls will operate effectively at all times to protect us against liability under the FCPA for actions taken by our agents, employees, and intermediaries with respect to our business or any businesses that we may acquire. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls, the imposition of a compliance monitor at our expense, potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations, and liquidity. Investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition, and results of operations.

Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could adversely affect our business.
Our multinational operations are taxed under the laws of the various countries and jurisdictions where we operate. Changes in tax laws or in their application could lead to an increased risk of international tax disputes and an increase in our effective tax rate, which could adversely affect our financial results. The integrated nature of our worldwide operations can produce conflicting claims from revenue authorities in different countries as to the profits to be taxed in the individual countries. Many of the jurisdictions in which we operate have double tax treaties with other foreign jurisdictions, which provide a framework for mitigating the impact of double taxation. However, procedures developed to resolve such conflicting claims are largely untried and may be lengthy. Accruals for tax contingencies are made based on experience, interpretations of tax law, and judgments about potential actions by tax authorities. Due to the complexity of tax contingencies, the ultimate resolution of any tax matter may result in payments materially different from the amounts accrued.

We conduct business in countries where tax regimes may not be clear or consistently applied and are subject to sudden change. Our subsidiaries are and may in the future be subject to audit, investigation, or other tax controversies. While the outcome of such matters cannot be predicted with certainty, we do not currently expect that such matters will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

In 2019, the Organization for Economic Co-operation and Development (OECD) launched an initiative on behalf of the G20 to minimize profit shifting by working toward a global tax framework to ensure that corporate income taxes are paid where consumption takes place, in addition to introducing a global standard on minimum taxation combined with new tax dispute resolution processes. The implementation of these new global principles has begun for many member countries. However, some countries have announced postponement of implementation to future years, while others have not taken steps toward implementation. The OECD is issuing guidelines that are different, in some respects, from long-standing international tax principles. While the Company is actively pursuing mitigation strategies, as countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact the Company’s provision for income taxes and cash tax liability.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
Though we conduct business in many countries around the world, our sales of tobacco, consistent with the business of the leaf tobacco industry, are generally conducted in USD. We generally must purchase tobacco in foreign countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. When the USD weakens against foreign currencies, our costs for purchasing and processing tobacco in such currencies increases. Although we operate in many foreign countries and are exposed to fluctuations in the currencies of numerous foreign countries, exchange fluctuation in the Brazilian Real against the USD has the greatest potential for impact on our financial results. We attempt to reduce such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

In addition, the devaluation of foreign currencies has resulted and may in the future result in reduced purchasing power from customers whose capital resources are denominated in those currencies. We may incur a loss of business from the devaluation of these currencies now or in the future.

Risks Related to Other Aspects of Our Operations

We rely on internally and externally hosted information technology systems and disruption, failure, or security breaches of these systems could adversely affect our business.
We rely on information technology systems, including systems hosted by third-party service providers. For example, our enterprise resource planning system and our domestic employee payroll system are hosted by external service providers. Although we have disaster recovery plans and intrusion preventive mitigating tools and services in-place, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. The failure or disruption of our IT systems to perform as anticipated could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance, and financial condition.

We cannot assure you that material weaknesses in our internal controls over financial reporting will not be identified in the future.
Although we monitor our internal controls, and improve them as needed, we cannot assure you that material weaknesses will not occur in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and/or publicly traded debt and could also require additional restatements of our prior reported financial information. In addition, because we are not an "accelerated filer" under applicable SEC regulations, we are not required to obtain and present a report of our independent accounting firm with respect to the effectiveness of our internal control over financial reporting and we have not obtained such a report with respect to an evaluation of our internal controls as of March 31, 2025 and, accordingly, no such report is included in this Form 10-K.

Regulations regarding environmental matters may substantially increase our costs and expose us to potential liability.
We are subject to environmental, health, and safety laws and regulations in the jurisdictions where we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. We may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. From time to time, we may not be in full compliance with such laws, regulations, and permits. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators.

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

We are subject to changing sustainability regulatory requirements and expectations, which exposes us to increased costs and legal and reputational risks.
Governments, the non-governmental community, and industry increasingly understand the importance of implementing comprehensive environmental, labor, and governance practices. We are committed to implementing a robust sustainability management system, and we continue to implement what we believe are responsible sustainability and governance practices. Government regulations, however, could result in new or more stringent forms of regulatory oversight and disclosures. These may lead to increased expenditures for environmental controls, land use restrictions, reporting, and other conditions, which could have an adverse effect on our results of operations.

In addition, several governments have implemented or are considering implementing due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. For example, the European Union enacted broad due diligence reporting requirements for all industries operating within Europe. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.

Our e-liquids business faces inherent risk of exposure to product liability claims, regulatory action, and litigation if its products are alleged to have caused significant loss, injury, or death.
As a manufacturer and distributor of products that are ingested or otherwise consumed by humans, our e-liquids business faces the risk of exposure to product liability claims, regulatory action, and other litigation (including class proceedings and individual proceedings) if its products are alleged to have caused loss, injury, or death. Our e-liquids business may be subject to these types of claims, including that: (i) its products caused or contributed to injury, illness, or death; (ii) it made false, misleading or impermissible claims; (iii) it failed to include adequate labeling and instructions for use; and/or (iv) it failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of these e-liquids products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Our e-liquids business may in the future have to recall certain of its products due to potential contamination and quality assurance concerns. Product liability claims or regulatory actions against our e-liquids business could result in increased costs and could adversely affect its reputation and goodwill with its consumers. We cannot assure you that product liability insurance can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company's becoming subject to significant liabilities that are uninsured.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of e-liquids and other vaping products, and others involved in the vaping industry, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls, or other product-related issues. The U.S. has a highly active plaintiffs’ bar. Recent years have seen several purported class action lawsuits in the U.S. against manufacturers and distributors of e-liquids and other vaping products. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes, and sells, and its business environment.

Risks Related to Our Capital Structure

We may be unable to continue to access short-term operating credit lines to fund local operations on terms that are acceptable or at all.
We have historically financed our foreign local leaf tobacco operations with short-term operating credit lines at the local level. These operating lines are typically seasonal in nature, corresponding to the tobacco crop cycle in that location. Certain of these facilities are uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time. Moreover, as these facilities mature, local lenders may not renew them or otherwise offer replacement financing facilities. If local lenders lose confidence in us as a borrower, they may cease making loans or demand payment of outstanding loans with respect to uncommitted facilities or, with respect to committed facilities, decline to renew or extend existing facilities, or require stricter terms and conditions with respect to future facilities. We may not find these terms and conditions acceptable, or they may overly restrict our ability to conduct our businesses successfully. An inability to maintain adequate financing to fund our foreign local leaf tobacco operations in any significant location could result in a significant decline in our revenues, profitability, and cash flow and may require us to exit operations in that jurisdiction.

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

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness, and subjecting us to additional risks.
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2025, we had approximately $849.9 million in aggregate principal amount of indebtedness. Our substantial debt could have important consequences, including:

•making it more difficult for us to satisfy our obligations with respect to our senior credit obligations and our other obligations,
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the funds available for operations, working capital, capital expenditures, acquisitions, product development, and other purposes,
•limiting our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions, and other general corporate requirements,
•hampering our ability to adjust to changing market conditions,
•increasing our vulnerability to general adverse economic and industry conditions,
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged,
•limiting our flexibility in planning for, or reacting to, changes in our business, and the industries in which we operate,
•restricting us from making strategic acquisitions or exploiting business opportunities, and
•exposing us to the risk of increased interest rates, as a substantial portion of our debt is subject to variable interest rates.

We require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control.
We require a significant amount of cash to service our indebtedness, and a substantial portion of our cash flow is required to fund the interest payments on our indebtedness. Our ability to service our indebtedness and to fund planned capital expenditures depends on our ability to generate cash. This is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Also, a substantial portion of our debt, including borrowings under our ABL credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt-service requirements, which would adversely affect our cash flow. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future to the extent permitted under our existing credit arrangements. As of March 31, 2025, $650.2 million was available for borrowing under our short and long-term credit facilities, including letters of credit. If new debt is added to our current debt levels, the risks discussed above could intensify.

We may not be able to refinance or renew our indebtedness or be able to borrow under our ABL credit facility or other future credit facilities, which may have a material adverse effect on our financial condition.
We may not be able to renew or refinance our ABL credit facility or other indebtedness, including our senior secured indebtedness, on substantially similar terms, or at all, because of volatility and disruption of global credit markets. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our ABL credit facility and other senior secured indebtedness on terms that are substantially similar to the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to repay the ABL credit facility, our senior secured indebtedness, or certain of our other indebtedness, which may result in a default.

Failure of foreign banks in which our subsidiaries deposit funds or the failure to transfer funds or honor withdrawals may affect our results of operations.
Funds held by our foreign subsidiaries are often deposited in their local banks. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. Banks in certain foreign jurisdictions may be subject to a higher rate of failure or may not honor withdrawals of deposited funds. In addition, the countries in which these local banks operate may lack sufficient regulatory oversight or suffer from structural weaknesses in the local banking system. Due to uncertainties and risks relating to the political stability of certain foreign governments, these local banks also may be subject to exchange controls and, therefore, may be unable to perform transfers of certain currencies. If our ability to gain access to these funds was impaired, it could have a material adverse effect on our results of operations.

We may not be able to achieve our stated goals, which may adversely affect our liquidity.
We face several risks, such as changes in economic conditions, changes in the leaf tobacco market, changes in regulations affecting the tobacco industry, other changes in demand for our products, increasing expenses, the occurrence of a public health crisis, including a pandemic or epidemic, and increasingly severe and frequent weather-related events and natural disasters. We may need to raise additional funds through public or private debt, including the local short-term credit lines, equity financing, or other various means to fund our business, both at a holding-company level and at our foreign local leaf tobacco subsidiaries. Our access to necessary financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed, or on favorable terms, or at all.

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
We may, from time to time, enter certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income and could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions may be financial institutions or affiliates of financial institutions, and we would be subject to risks that these counterparties default under these transactions. In some of these transactions, our exposure to counterparty credit risk may not be secured by any collateral. Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy. If one or more of the counterparties to one or more of our derivative transactions not secured by collateral becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. We cannot assure you of the financial stability or viability of our counterparties.

Risks Related to the Ownership of Our Common Stock

Certain shareholders have the ability to exercise controlling influence on various corporate matters.
Two shareholders and their respective affiliates, Glendon Capital Management LP (together with its affiliates, the "Glendon Investor") and Monarch Alternative Capital LP (together with its affiliates, the "Monarch Investor;" the Glendon Investor and the Monarch Investor are together referred to as the "Significant Shareholders") beneficially own in the aggregate approximately 59% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of a Shareholders Agreement dated as of August 24, 2020, as amended, among the Company and certain shareholders, including the Significant Shareholders, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement have agreed to take the necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that each of the Glendon Investor and the Monarch Investor hold a significant amount of our senior secured indebtedness. Circumstances may occur where the interests of the Significant Shareholders could conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

The price of our common stock may be negatively impacted by factors that are unrelated to our operations.
Although our common stock is currently listed for quotation on the OTC Markets, we understand that no securities brokerage firm is making a market in the Company’s common stock. Trading through the OTC Markets is frequently thin and may be highly volatile. There is no assurance that a sufficient market will continue in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of the industry and regions where our businesses operate, the operating results of our customers and competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments affecting us and our customers and competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has significantly affected the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same influence on our common stock.

Risks Related to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.
The tobacco industry continues to face several issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows, and financial condition.

These issues, some of which are more fully discussed below, include:
•governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke,
•smoking and health litigation against tobacco product manufacturers,
•increased consumer acceptance of electronic cigarettes and other smoke-free products,
•tax increases on consumer tobacco products,
•current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement between state governments in the U.S. and tobacco product manufacturers,
•the proliferation of investment policies and practices that restrict investments in tobacco-related companies,
•actual and proposed price controls and restrictions on imports in certain jurisdictions outside the U.S.,
•restrictions on tobacco product manufacturing, marketing, advertising, and sales,
•the diminishing social acceptance of smoking,
•tariffs and other trade restrictions on agricultural products, including tobacco,
•potential prohibition on the sale of menthol cigarettes,
•increased pressure from anti-smoking groups,
•other tobacco product legislation that may be considered by the U.S. Congress, states, municipalities, and other countries, and
•the impact of consolidation among multinational cigarette manufacturers.

Legislation, regulatory, and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services.
The Tobacco Control Act ("TCA"), which amended the Food, Drug, and Cosmetic Act, extended the authority of the Food and Drug Administration ("FDA") to regulate tobacco products and authorized the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The TCA: (i) enhanced restrictions on the advertising of tobacco products; (ii) authorized the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser; (iii) authorized a study to determine whether the minimum age for the purchase of tobacco products should be increased; and (iv) requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. For packaging, the TCA also mandates warning labels and requires manufacturers to indicate the percentage of domestically and foreign-grown tobacco in the product. The FDA has adopted regulations under the TCA establishing requirements for the sale, distribution, and marketing of cigarettes, as well as package warnings and advertising limitations.

The TCA also directed the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practices. Except for our U.S. cut rag processing facility, regulations under the TCA do not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco consumer products, or to the producers of tobacco leaf, including tobacco suppliers, tobacco warehouses, and tobacco supplier cooperatives unless those entities are controlled by a tobacco product manufacturer.

Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion, and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the U.S. and the Secretary of Health and Human Services have released several reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease, and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. More recent reports focus on the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the U.S., the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence. Numerous state and municipal governments have taken, and others may take, actions to diminish the social acceptance of smoking of tobacco products, including banning smoking in certain public and private locations.

Several countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes to discourage cigarette smoking and to ban flavored tobacco products. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted in Australia, Canada, Finland, France, Italy, Singapore and other countries and menthol and other flavored cigarettes are banned in the European Union and the United Kingdom. Further, in February 2005, the World Health Organization ("WHO") treaty, the Framework Convention for Tobacco Control ("FCTC"), entered into force. This treaty, which the WHO reported was signed or otherwise ratified by 181 nations, requires party nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

Due to the present regulatory and legislative environment globally, a substantial risk exists that tobacco product sales may decline. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.

The impact of potential regulations to prohibit the sale of cigarettes in the U.S., other than low-nicotine cigarettes, if they are adopted and become effective, is uncertain, but they could materially adversely affect our business, results of operations, and financial condition.
On January 15, 2025, the FDA published a proposed rule that would limit the nicotine level at 0.7 milligrams per gram of tobacco in cigarettes and certain other combusted tobacco products, which is significantly lower than the average concentration in these products on the market today. The FDA’s proposal would apply to cigarettes, cigarette tobacco, roll-your-own tobacco, most cigars (including little cigars, cigarillos, and most large cigars), and pipe tobacco. The FDA's proposal does not include e-cigarettes, nicotine pouches, noncombusted cigarettes (such as heated tobacco products that meet the definition of a cigarette), waterpipe tobacco (hookah), smokeless tobacco products, or premium cigars.

The proposal is subject to public comment prior to being adopted by the FDA. Accordingly, the terms of any such final rule and potential date of their effectiveness are uncertain. While the FDA announced that reducing the nicotine levels of cigarettes would reduce consumption of cigarettes by future generations and facilitate current smokers to stop consuming cigarettes, it is uncertain whether their proposal, if it is adopted and becomes effective, will have such effect. While the impact of the FDA's proposal on the Company is also uncertain, regulations consistent with those set forth in the proposed rule, if they are adopted and become effective, could materially adversely affect our business, volume, results of operations, cash flows, and financial condition.

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations.
A variety of government actions in certain jurisdictions can have a significant effect on the sourcing and production of leaf tobacco. If some of the current proposed efforts are successful, we could have increased barriers to meeting our customers’ requirements, which could have an adverse effect on our performance and results of operations.

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

Certain of our predecessor companies have been subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices.
The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices. For example, certain of our predecessor companies were the subject of an investigation by the Antitrust Division of the U.S. Department of Justice into certain buying practices alleged to have occurred in the industry, were named defendants in an antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets, and were the subject of an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Italy, Greece, Spain, and potentially other countries.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy
The Company recognizes the importance of maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our information security framework leverages information and guidance from external sources and is managed by an internal team, led by the Cybersecurity Manager. This team provides updates on the overall effectiveness of the cybersecurity framework, including information on cyber threats and incidents, to the Information Services leadership team consisting of the Executive Vice President ("EVP") – Global Business & Information Services, Vice President ("VP") – Global Business Systems, VP – Global Information Technology Operations and Governance, and Senior Director – Data Insights and Innovation. We utilize a multi-layered, risk-based approach to our security controls to prevent, detect, and respond to cybersecurity threats. Our capabilities, processes, and security measures include, and are not limited to:

•reactive endpoint protection to detect and prevent virus and malware threats,
•network perimeter firewalls, including malware prevention,
•e-mail scanning to prevent spam and phishing campaigns,
•vulnerability scanning and remediation of vulnerabilities based on priority,
•logical access controls, including multi-factor authentication,
•incident response procedures, and
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

We maintain strategic partnerships with third-party service providers to enhance our security measures and improve resilience against cybersecurity threats. Annual penetration tests are conducted by a third party to evaluate existing security measures and identify improvements. Additionally, the Company engages a managed detection and response service to monitor our end points, identify suspicious activity, and perform actions to prevent or stop attacks.

The Company maintains a cybersecurity insurance policy that provides coverage for potential losses arising from a cybersecurity incident. Although we maintain cybersecurity insurance, there can be no guarantee that our policy will cover all losses or all types of claims that may arise from such incidents.

Governance
Our processes for assessing, identifying, and managing material risks from cybersecurity are included in our Enterprise Risk Management ("ERM") program. Oversight of the Company's ERM program resides with the Audit Committee and our Board of Directors. The Audit Committee regularly reviews the results from the Company's ERM program with management. The Board of Directors receives updates from the EVP – Global Business & Information Services regarding cybersecurity framework developments and information that may impact the Company’s cybersecurity posture.

The Company’s EVP – Global Business & Information Services reports to the Chief Executive Officer and has 36 years of experience leading information technology functions, which includes information security and incident management prevention and response. Under the direction of the EVP – Global Business & Information Services and the Chief Executive Officer, an internal team within the Company's Information Services department analyzes cybersecurity risks, considers industry trends, and implements controls, as appropriate, to mitigate these risks.

Impact of Cybersecurity Risks and Threats
As of the date of this Annual Report on Form 10-K, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that a material cybersecurity incident will not occur in the future. Additional information on cybersecurity risks is discussed in "Item 1A. Risk Factors," which should be read in conjunction with the foregoing information.

Item 2. Properties

Our corporate headquarters are leased and located in Morrisville, North Carolina. We operate our leaf tobacco processing facilities for seven to nine months per year corresponding with the applicable harvesting seasons. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand. The following is a listing of the principal physical properties owned or leased that are material to our leaf operations as of March 31, 2025:

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

Item 3. Legal Proceedings

Refer to "Note 21. Contingencies and Other Information" to the "Notes to Consolidated Financial Statements" for additional information with respect to legal proceedings, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pyxus’ common stock is currently traded on the OTC Pink Current Marketplace maintained by the OTC Markets Group, Inc., under the symbol "PYYX". On July 1, 2025, the OTC Pink Current Marketplace will be eliminated by the OTC Markets Group, Inc., and PYYX will transfer to the OTCID Basic Market. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. As of March 31, 2025, the outstanding shares of our common stock were held by one shareholder of record and there were approximately 700 beneficial holders of our common stock.

Issuer Purchase of Equity Securities
The Company did not repurchase any of its equity securities during the three months ended March 31, 2025.

On August 15, 2024, the Board of Directors authorized a program to repurchase up to $10,000,000 plus fees and expenses of our common stock in the open market or through privately negotiated transactions, subject to limitations under the Company's debt agreements (which currently limit the aggregate amount that may be applied to repurchase shares of common stock to $1,000,000). The repurchase by the Company, on August 21, 2024, of shares of its common stock for approximately $1,000,000, inclusive of brokerage fees, was applied to this limit. This program expires on August 15, 2027. If current restrictions under applicable debt agreements are modified to permit further repurchases of common stock by the Company, the number, price, structure and timing of any further share repurchases will be at the Company's sole discretion, and any such future repurchases of our common stock are dependent on market conditions, liquidity needs, and certain restrictions under our debt arrangements, among other factors.

No cash dividends on shares of common stock of Pyxus were paid to shareholders during the fiscal year ended March 31, 2025. The declaration and payment of such dividends is at the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors, as well as restrictions under applicable law, and our debt agreements.

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

Non-GAAP Financial Measure
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") However, we use net debt, a non-GAAP financial measure, to evaluate our financial condition. We believe that the presentation of this non-GAAP financial measure, when viewed as a supplement to our indebtedness reflected on our balance sheets prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating our indebtedness. In addition, this non-GAAP measure addresses questions we routinely receive from analysts and investors and, to ensure that investors have access to similar data, we make this data available to the public. This non-GAAP measure should not be considered as an alternative to total debt or any other measure derived in accordance with U.S. GAAP. This non-GAAP measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including from changed business conditions, new accounting rules, or otherwise. Further, our use of "net debt" may vary from the use of similarly titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Executive Summary
Sales and other operating revenues increased by 22.1% to $2,481.3 million for the year ended March 31, 2025 from $2,032.5 million for the year ended March 31, 2024. This growth was driven by a 18.0% increase in average price per kilo, which was influenced by short crops in certain markets, affecting overall industry supply, and by inflation on tobacco prices. Additionally, kilo volume increased by 3.4% due to growth in Africa and Asia and accelerated shipments from Africa and North America. These increases were partially offset by lower volume from South America compared to the prior-year period due to the impact of El Niño on crop sizes.

Gross profit for fiscal 2025 increased to $343.0 million compared to $312.3 million in the prior fiscal year. This growth was primarily due to a 3.4% increase in kilo volume and a 7.7% increase in average gross profit per kilo driven by favorable customer and product mix.

Undersupply conditions in the market continue, which is reflected in our low uncommitted inventory of $7.6 million as of March 31, 2025. Our total processed tobacco inventory level at fiscal year end was $490.4 million, down from $585.3 million a year ago. Despite the pressures to fund purchasing more expensive green tobacco in the year ended March 31, 2025, we continued to reduce our senior debt. During the 2025 fiscal year, we repaid or repurchased an aggregate of $64.9 million in aggregate principal amount of senior notes and term loans, which followed our repurchase in March 2024 of an aggregate of $77.9 million of senior notes.

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

Results of Operations

Years Ended March 31, 2025 and 2024

	Years Ended March 31,
Consolidated			Change
(in millions, except per kilo amounts)	2025	2024	$	%
Sales and other operating revenues	$2,481.3	$2,032.5	448.8	22.1
Cost of goods and services sold	2,138.3	1,720.2	418.1	24.3
Gross profit	343.0	312.3	30.7	9.8
Gross profit as a percent of sales	13.8%	15.4%
Selling, general, and administrative expenses	$171.0	$160.9	10.1	6.3
Other expense, net	16.4	9.4	7.0	74.5
Restructuring and asset impairment charges	2.3	4.8	(2.5)	(52.1)
Operating income	153.3	137.2	16.1	11.7
Gain on debt retirement	8.2	15.9	(7.7)	**
Loss on pension settlement	—	12.0	(12.0)	**
Interest expense, net	128.0	125.6	2.4	1.9
Income before income taxes and other items	33.5	15.5	18.0	116.1
Income tax expense	25.1	27.3	(2.2)	(8.1)
Income from unconsolidated affiliates, net	8.1	15.0	(6.9)	(46.0)
Net income attributable to noncontrolling interests	1.4	0.5	0.9	180.0
Net income attributable to Pyxus International, Inc.*	$15.2	$2.7	12.5	463.0

Leaf:
Product revenue	$2,335.1	$1,912.4	422.7	22.1
Tobacco costs	1,905.5	1,535.3	370.2	24.1
Transportation, storage, and other period costs	108.5	89.1	19.4	21.8
Total cost of goods sold	2,014.0	1,624.4	389.6	24.0
Product gross profit	321.1	288.0	33.1	11.5
Product gross profit as a percent of sales	13.8%	15.1%

Kilos sold	383.4	370.7	12.7	3.4
Average price per kilo	$6.09	$5.16	0.93	18.0
Average cost per kilo	5.25	4.38	0.87	19.9
Average gross profit per kilo	0.84	0.78	0.06	7.7

Processing and other revenues	$135.9	$117.2	18.7	16.0
Processing and other costs of services sold	111.8	89.6	22.2	24.8
Processing and other gross profit	24.1	27.6	(3.5)	(12.7)
Processing and other gross profit as a percent of sales	17.7%	23.5%

All Other:
Sales and other operating revenues	$10.3	$2.9	7.4	255.2
Cost of goods and services sold	12.5	6.2	6.3	101.6
Gross loss	(2.2)	(3.3)	1.1	33.3
Gross loss as a percent of sales	(21.4)%	(113.8)%

*Amounts may not equal column totals due to rounding. **Not meaningful for comparison purposes.

Sales and other operating revenues increased $448.8 million, or 22.1%, to $2,481.3 million for the year ended March 31, 2025 from $2,032.5 million for the year ended March 31, 2024. This increase was due to a 18.0% increase in average price per kilo driven by higher tobacco costs and a 3.4% increase in kilo volume from growth in Africa and Asia and accelerated shipments from Africa and North America, partially offset by lower volume from South America compared to the prior-year period from the El Niño weather effects reducing crop sizes.

Cost of goods and services sold increased $418.1 million, or 24.3%, to $2,138.3 million for the year ended March 31, 2025 from $1,720.2 million for the year ended March 31, 2024, driven by a 19.9% increase in average cost per kilo primarily due to undersupply conditions and inflation.

Gross profit increased $30.7 million, or 9.8%, to $343.0 million for the year ended March 31, 2025 from $312.3 million for the year ended March 31, 2024, mainly due to a 3.4% increased kilo volume and a 7.7% increase in average gross profit per kilo to $0.84 as compared to $0.78 in the prior-year period driven by favorable customer and product mix.

Selling, general, and administrative expenses as a percent of sales decreased to 6.9% for the year ended March 31, 2025 from 7.9% for the year ended March 31, 2024. Selling, general, and administrative expenses increased $10.1 million, or 6.3%, to $171.0 million for the year ended March 31, 2025 from $160.9 million for the year ended March 31, 2024, primarily due to higher personnel costs, including the recognition of $4.1 million for non-cash equity-based compensation pursuant to the Amended and Restated 2020 Incentive Plan and a higher accrual for variable bonus compensation. See "Note 24. Equity-Based Compensation" to the "Notes to Consolidated Financial Statements" for additional information.

Other expense, net increased $7.0 million, or 74.5%, to $16.4 million for the year ended March 31, 2025 from $9.4 million for the year ended March 31, 2024 mostly due to increased utilization of the Company's securitization facilities.

Loss on pension settlement of $12.0 million for the year ended March 31, 2024, was due to the termination of an over-funded defined benefit pension plan in the U.K. See "Note 20. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

Gain on debt retirement of $8.2 million for the year ended March 31, 2025 was due to the repurchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.1 million, a 12.0% discount to par, and the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. Gain on debt retirement of $15.9 million for the year ended March 31, 2024 was due to the repurchase of $77.9 million aggregate principal amount of the 2027 Notes for $60.0 million, a 23.0% discount to par. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Income from unconsolidated affiliates, net decreased $6.9 million, or 46.0%, to $8.1 million for the year ended March 31, 2025 from $15.0 million for the year ended March 31, 2024, due principally to lower volume and average gross margin per kilo from South America compared to the prior-year period from the El Niño weather effects reducing crop sizes.

Comparison of the Fiscal Year Ended March 31, 2024 to the Fiscal Year Ended March 31, 2023

For a comparison of our results of operations for the years ended March 31, 2024 to March 31, 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 6, 2024.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, short-term borrowings under our seasonal lines of credit, availability under ABL Credit Facility (defined below), and cash collections from our securitized receivables. Our liquidity requirements are affected by various factors from our core tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first three quarters of our fiscal year generally represent the peak of our working capital requirements.

We believe our sources of liquidity will be sufficient to fund our anticipated operating needs for the next twelve months. During such time, our liquidity needs for operations may approach the levels of our anticipated available cash and permitted borrowings under our credit facilities. Unanticipated developments affecting our liquidity needs, including with respect to the foregoing factors, and sources of liquidity, including impacts affecting our cash flows from operations and the availability of capital resources (including an inability to renew or refinance seasonal lines of credit), may result in a deficiency in liquidity. To address a potential liquidity deficiency, we may undertake plans to minimize cash outflows, which could include exiting operations that do not generate positive cash flow. It is possible that, depending on the occurrence of events affecting our liquidity needs and sources of liquidity, such plans may not be sufficient to adequately or timely address a liquidity deficiency.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, the long-term debt instruments and securities, advances from customers, and cash from operations when available. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for a summary of our short-term and long-term debt.

We continuously monitor and, as available, adjust funding sources as needed to enhance and drive various business opportunities. From time to time, we may take steps to reduce our debt or otherwise improve our financial position. Such actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, and refinancing of debt. The amount of prepayments or the amount of debt that may be repurchased, refinanced, or otherwise retired, if any, will depend on market condition, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.

Senior Secured Debt
ABL Credit Facility
Our wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, which was subsequently amended on May 23, 2023 and October 24, 2023. Refer to "Note 27. Subsequent Events" to the "Notes to Consolidated Financial Statements" for additional information regarding the Fourth Amendment to the ABL Credit Facility.

The ABL Credit Agreement establishes an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $120.0 million, subject to the limitations described below in this paragraph. The ABL Credit Facility includes a $20.0 million uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $140.0 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves, as follows:

•85% of eligible accounts receivable, plus
•the lesser of (i) 85% of the book value of Eligible Extended Terms Receivables (as defined in the ABL Credit Agreement) and (ii) $5.0 million plus
•90% of eligible credit insured accounts receivable, plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, minus
•applicable reserves.

At March 31, 2025, no borrowings under the ABL Credit Facility were outstanding and $120.0 million was available for borrowing under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2025 were $56.3 million.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Secured Overnight Financing Rate ("SOFR"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted SOFR Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 25.0 basis points if the outstanding borrowings equal or exceed $60.0 million and 37.5 basis points if the outstanding borrowings are less than $60.0 million.

As of March 31, 2025, there are no amounts outstanding under the ABL Credit Facility.

The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of commitments under the ABL Credit Facility of 300 basis points for terminations in the first year after entry into the ABL Credit Agreement, 200 basis points for terminations in the second year and 100 basis points for termination in the third year. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to SOFR loans, accrued interest is payable monthly and on the last day of any applicable interest period.

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

The ABL Credit Agreement governing the ABL Credit Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock,
•make investments,
•pay dividends and make other restricted payments,
•sell certain assets,
•create liens,
•enter into sale and leaseback transactions,
•consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets,
•enter into transactions with affiliates, and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

On March 31, 2025, the Borrowers were in compliance with the covenants under the ABL Credit Agreement. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

On May 12, 2025, the ABL Credit Agreement was amended to, among other things:

•increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility by $30.0 million from $120.0 million to $150.0 million,
•reduce the margin for the interest rate by 0.25% per annum from 3.00% to 2.75% and eliminate the SOFR adjustment charge,
•reduce the commitment fee for the unused amounts of the ABL Credit Facility to 0.25%, and
•extend the maturity to May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of (i) the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027) or (ii) any indebtedness that refinances any of the foregoing.

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

On March 31, 2025, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with the covenants under the Intabex Term Loan Credit Agreement. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

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

On March 31, 2025, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with the covenants under the Pyxus Term Loan Credit Agreement.

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

The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed based on a 360-day year comprised of twelve 30-day months. Interest accrues on the 2027 Notes from the date of issuance and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023. The 2027 Notes are stated to mature on December 31, 2027.

At any time, Pyxus Holdings may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

On March 31, 2025, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with the covenants under the 2027 Notes Indenture.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the

"Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans, or obligations under the ABL Credit Agreement. On March 27, 2024, Alliance One International Tabak B.V. was merged with and into Intabex.

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

The obligations under the New Secured Debt share a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (as defined below) subject to the payment waterfall pursuant to the intercreditor arrangements described below. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Intercreditor Agreements
The priority of the obligations under the ABL Credit Agreement and the New Secured Debt are set forth in the two intercreditor agreements entered into in connection with consummation of the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange.

ABL/New Secured Debt Intercreditor Agreement. On February 6, 2023, Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee entered into an Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023 (the "ABL/New Secured Debt Intercreditor Agreement") to provide for the intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, the holders of obligations under the New Secured Debt, the guarantees thereof and certain related obligations. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first-priority senior liens on the ABL Priority Collateral, which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing, with the obligations under the New Secured Debt having junior-priority liens on the ABL Priority Collateral. Pursuant to the ABL/New Secured Debt Intercreditor Agreement, Pyxus Holdings’ collective obligations under the New Secured Debt, the guarantees thereof and certain related obligations have first-priority senior liens on the collateral that is not ABL Priority Collateral, including owned material real property in the U.S., capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor (other than the Intabex Collateral), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior-priority liens on such collateral, other than real property. The ABL Credit Facility is not secured by real property.

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

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the New Term Loans (including, in any event, each holder holding at least 20.0% of the New Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the New Term Loans as of the date of determination), second, after repayment in full of the New Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the New Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection, and credit bidding. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

2024 Notes
The 2024 Notes bore interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. On August 26, 2024, upon maturity of the 2024 Notes, Pyxus Holdings paid $20.4 million, which included less than $0.1 million for accrued and unpaid interest, to retire the 2024 Notes.

Related Party Transactions
Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6.125 million shares of the Company’s common stock, representing approximately 24.5% of the then outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus.

On March 21, 2024, Pyxus Holdings entered into an agreement (the "Debt Repurchase Agreement") with funds affiliated with the Monarch Investor to purchase $77.9 million of aggregate principal amount of their holdings in the 2027 Notes for $60.0 million, a 23.0% discount to par value, plus accrued and unpaid interest and specified customary fees. The purchase of $77.9 million aggregate principal amount of the 2027 Notes for a total of $62.3 million (including fees and accrued and unpaid interest) was completed on March 28, 2024.

The Debt Repurchase Agreement also included the right of Pyxus Holdings, at its option, to purchase from such holders an additional $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par value, plus accrued and unpaid interest, and $10.3 million aggregate principal amount of the Pyxus Term Loans for $9.1 million, a 12.0% discount to par value, plus accrued and unpaid interest. On April 12, 2024, Pyxus Holdings exercised its right to complete these repurchases by September 30, 2024.

On May 31, 2024, Pyxus Holdings completed the purchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for a total of $9.4 million (including accrued and unpaid interest).

On August 2, 2024, Pyxus Holdings completed the purchase of $34.2 million of aggregate principal amount of the 2027 Notes for a total of $26.7 million (including accrued and unpaid interest).

The Debt Repurchase Agreement and the transactions contemplated thereunder were approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party by a majority of the disinterested members of the Board of Directors of Pyxus.

Seasonal Lines of Credit
Excluding its long-term credit arrangements, the Company typically finances its foreign operations with committed and uncommitted short-term seasonal lines of credit arrangements with numerous banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2025, the total borrowing capacity under individual seasonal lines of credit range up to $170.0 million. At March 31, 2025, the aggregate outstanding borrowings of the Company under these seasonal credit lines, including letters of credit, was approximately $388.6 million and approximately $525.4 million was available for borrowing under these seasonal credit lines, subject to limitations as provided under the ABL Credit Agreement and the agreements governing the New Secured Debt. The weighted average variable interest rate for these seasonal lines of credit for the year ended March 31, 2025 was 9.4%. Certain of the seasonal lines of credit, with aggregate outstanding borrowings at March 31, 2025 of approximately $93.2 million, are secured by trade receivables and inventories as collateral. At March 31, 2025, the Company and its subsidiaries were in compliance with the covenants associated with the short-term seasonal lines of credit.

Seasonal liquidity beyond cash flow from operations is provided by our seasonal lines of credit, advances from customers, and sales of accounts receivable. For the year ended March 31, 2025, our average short-term borrowings, quarter-end peak short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

	Fiscal Year
(in millions)	2025	2024
Average short-term borrowings	$624.7	$494.8
Quarter-end peak short-term borrowings outstanding	$823.5	$553.1
Weighted-average interest rate on short-term borrowings	9.4%	9.8%

Quarter-end peak borrowings for the year ended March 31, 2025 occurred during the third quarter, which was driven by outstanding borrowings in Africa and South America. The increase in average and peak borrowings when compared to the prior year is due to the increase in the average cost per kilo of tobacco as a result of undersupply conditions and inflation. Borrowings during the prior year and in the current year were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2025, see "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

The following summarizes our total borrowing capacity under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	March 31, 2025		March 31, 2024
(in millions)	Total Borrowing Capacity	Remaining Amounts Available	Total Borrowing Capacity	Remaining Amounts Available
Senior Secured Credit Facilities:
ABL Credit Facility	$120.0	$120.0	$120.0	$120.0
Seasonal lines of credit	906.2	525.4	767.5	307.2
Other long-term debt	0.4	0.4	0.4	0.2
Letters of credit	12.2	4.4	9.3	4.2
Total	$1,038.8	$650.2	$897.2	$431.6

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

	March 31,
(in millions)	2025	2024
Notes payable	$395.0	$499.3
Current portion of long-term debt	—	20.3
Long-term debt (1)	454.9	497.7
Total debt liabilities	$849.9	$1,017.3
Less: Cash and cash equivalents	78.3	92.6
Net debt	$771.6	$924.7
(1) Includes amounts outstanding under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility were $56.3 million for the fiscal year ended March 31, 2025.

Working Capital
The following summarizes our working capital:

	March 31,		Change
(in millions except for current ratio)	2025	2024	$	%
Cash, cash equivalents, and restricted cash	$85.5	$99.8	(14.3)	(14.3)
Trade and other receivables, net	204.3	187.5	16.8	9.0
Inventories and advances to tobacco suppliers, net	792.7	952.1	(159.4)	(16.7)
Recoverable income taxes	6.6	4.5	2.1	46.7
Prepaid expenses and other current assets	69.0	66.4	2.6	3.9
Total current assets*	$1,158.2	$1,310.2	(152.0)	(11.6)

Notes payable	$395.0	$499.3	(104.3)	(20.9)
Accounts payable	132.9	181.2	(48.3)	(26.7)
Advances from customers	135.6	90.7	44.9	49.5
Accrued expenses and other current liabilities	90.9	97.0	(6.1)	(6.3)
Income taxes payable	11.0	8.5	2.5	29.4
Operating leases payable	8.5	8.1	0.4	4.9
Current portion of long-term debt	—	20.3	(20.3)	**
Total current liabilities*	$773.9	$905.2	(131.3)	(14.5)

Current ratio	1.5 to 1	1.4 to 1
Working capital	$384.3	$405.0	(20.7)	(5.1)
*Amounts may not equal column totals due to rounding.
**Not meaningful for comparison purposes.

Working capital declined $20.7 million, or 5.1%, to $384.3 million as of March 31, 2025 from $405.0 million as of March 31, 2024, primarily due to reduction in inventory caused by the weather effects of El Niño resulting in shorter crops in South America and certain markets in Africa, accelerated shipments from Africa in the three months ended March 31, 2025 of the type that occurred in the prior year in the three months ended June 30, 2024, and delayed purchases in South America in the three months ended March 31, 2025 compared to the prior year. The reduction in inventory was partially offset by higher repayments on seasonal lines of credit and the repayment of the current portion of long-term debt for the 10.0% Notes due 2024 upon maturity.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

	March 31,
(in millions)	2025	2024
Committed	$482.8	$570.4
Uncommitted	7.6	14.9
Total processed tobacco	$490.4	$585.3

Processed tobacco decreased $94.9 million, or 16.2%, to $490.4 million as of March 31, 2025 from $585.3 million as of March 31, 2024 primarily due to the weather effects of El Niño resulting in shorter crops in South America and certain markets in Africa and accelerated shipments from Africa in the three months ended March 31, 2025 of the type that occurred in the prior year in the three months ended June 30, 2024. Uncommitted levels of processed tobacco remain low as undersupply conditions persist in the global tobacco market. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 8. Inventories, Net" to the "Notes to Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We have typically financed our foreign tobacco operations with committed and uncommitted short-term seasonal lines of credit. These lines of credit are generally seasonal in nature, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans. These short-term seasonal lines of credit are typically renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 15. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various seasonal credit lines.

As of March 31, 2025, our cash, cash equivalents, and restricted cash was $85.5 million, of which $49.3 million was held in foreign jurisdictions for non-U.S. working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we incur costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Years Ended March 31,
(in millions)	2025	2024	2023
Net income (loss)	$16.5	$3.2	$(38.2)
Trade and other receivables	(208.4)	(167.6)	(111.9)
Inventories and advances to suppliers	156.3	(136.0)	(21.1)
Payables and accrued expenses	(49.2)	17.5	5.1
Advances from customers	45.9	55.3	(10.7)
Other	25.5	12.6	39.0
Net cash used in operating activities	$(13.4)	$(215.0)	$(137.8)
Collections from beneficial interests in securitized trade receivables	188.3	175.9	165.3
Other	(17.7)	(16.5)	(10.4)
Net cash provided by investing activities	$170.6	$159.4	$154.9
Net (repayments) proceeds from short-term borrowings	(102.6)	122.5	5.2
Net (repayments) proceeds from long-term borrowings	(55.8)	(60.3)	0.2
Net (repayments) from revolving loan facilities	—	(25.0)	(65.0)
Other	(8.9)	(11.6)	(23.4)
Net cash (used in) provided by financing activities	$(167.3)	$25.6	$(83.0)
Effect of exchange rate changes on cash	(4.2)	(9.2)	3.5
Decrease in cash, cash equivalents, and restricted cash*	$(14.2)	$(39.1)	$(62.4)
*Amounts may not equal totals due to rounding.

The change in cash, cash equivalents, and restricted cash for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024 increased by $24.9 million. The increase was primarily due to a reduction in inventory from the weather effects of El Niño resulting in shorter crops in South America and certain markets in Africa and accelerated shipments from Africa in the three months ended March 31, 2025 of the type that occurred in the prior year in the three months ended June 30, 2024. This increase was partially offset by higher repayments on seasonal lines of credit for purchases of more expensive green tobacco, the repurchase of certain long-term debt, and the repayment of the 10.0% Notes due 2024 upon maturity.

Cash Paid for Income Taxes, net
Excluding cash paid for income taxes of $12.5 million related to the debt exchange transactions in the prior fiscal year, cash paid for income taxes, net increased for the fiscal year ended March 31, 2025 to $31.1 million compared to $22.5 million for fiscal year ended March 31, 2024. This increase was primarily due to multi-year tax settlements in Africa and an increase in income before income taxes, partially offset by deferred payments in North America.

Planned Capital Expenditures
We are estimating $26.1 million in capital investments for fiscal 2026 for routine replacement of equipment, as well as investments in assets to enhance our sustainability efforts or increase efficiencies, which we believe will add value to our customers.

Securitized Receivables
We sell trade receivables to unaffiliated financial institutions under multiple revolving trade accounts receivable securitization facilities. Under two of the programs, we receive a discount from the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interests in these two facilities are subordinate to the purchaser of the receivables. Under the other programs, we receive an amount equal to the face value of the receivable sold, less a discount rate tied to a benchmark rate, which varies based on the invoice currency. See "Note 16. Securitized Receivables" to the "Notes to Consolidated Financial Statements" for additional information.

Aggregate Contractual Obligations and Commitments
The following summarizes our contractual obligations and other commercial commitments as of March 31, 2025:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2026	Years 2027-2028	Years 2029-2030	After 2030
Long-Term Debt Obligations	$454.9	$—	$454.9	$—	$—
Short-Term Debt Obligations(1)	395.0	395.0	—	—	—
Interest on Debt Obligations(2)	144.1	52.3	91.8	—	—
Pension and Postretirement Obligations	52.4	5.5	10.5	10.3	26.1
Operating Lease Obligations	39.2	12.1	13.8	6.4	6.9
Tobacco and Other Purchase Obligations	770.7	770.7	—	—	—
Amounts Guaranteed for Tobacco Suppliers	110.7	110.7	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$1,967.0	$1,346.3	$571.0	$16.7	$33.0

(1) Short-term debt obligations consist of our seasonal credit lines.
(2) Interest obligations includes interest for long-term debt, including indebtedness under the ABL Credit Facility. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2025.

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material. Tobacco and other purchase obligations increased $194.6 million, or 34%, from $576.1 million to $770.7 million primarily due to higher estimated volumes from Africa and South America.

Amounts Guaranteed for Tobacco Suppliers
In Africa and South America, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for the financing of certain unconsolidated subsidiaries in Asia and South America. See "Note 17. Guarantees" to the "Notes to Consolidated Financial Statements" for additional information.

Tax and Repatriation Matters
We are subject to income tax laws in the countries in which we do business through wholly owned subsidiaries and through affiliates. We regularly evaluate the status of the accumulated unremitted earnings of each of our foreign subsidiaries. Our ability to repatriate unremitted foreign earnings may be limited by local legal restrictions and foreign exchange controls in certain jurisdictions in which we operate. If the undistributed earnings are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes upon repatriation. We provide deferred income taxes, net of creditable foreign taxes, if applicable, on earnings that are not indefinitely invested. See "Note 5. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

Critical Accounting Estimates

Overview
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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise from temporary differences between the financial reporting and tax bases of assets and liabilities and from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the impact from changes in or issuance of new tax law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience along with our short and long-range business forecasts. In addition, we adjust historical data for objectively verifiable information where appropriate.

We believe it is more likely than not that a portion of the deferred income tax assets may expire as unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not such remaining deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced, or available tax planning strategies are no longer viable. See "Note 5. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

Pensions and Postretirement Health Care and Life Insurance Benefits
The valuation of our pension and other postretirement health care and life insurance plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected salary increases, benefits, and mortality rates. The significant assumptions used in the calculation of pension and postretirement obligations are:
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

Based upon anticipated changes in assumptions, pension and postretirement expense for the year ending March 31, 2026 is expected to be consistent with the year ended March 31, 2025. The contribution to our employee benefit plans during the year ended March 31, 2025 was $4.4 million and is expected to be $4.5 million in fiscal 2026.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

(in thousands)	Estimated Change in Projected Benefit Obligation Increase (Decrease)	Estimated Change in Annual Expense Increase (Decrease)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(4,347)	$(132)
1% decrease in discount rate	$4,752	$105

1% increase in salary increase assumption	$142	$39
1% decrease in salary increase assumption	$(133)	$(37)

1% increase in rate of return on assets		$(219)
1% decrease in rate of return on assets		$219

Changes in assumptions for other postretirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation. See "Note 20. Pension and Other Postretirement Benefits" to the "Notes to Consolidated Financial Statements" for additional information.

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

Foreign exchange rates
Our sales transactions are generally conducted in USD, as is the business of the tobacco industry. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange losses of $6.0 million, $3.7 million, and $5.2 million for the years ended March 31, 2025, 2024, and 2023, respectively. We recognized exchange losses of $1.1 million, $0.1 million, and $1.8 million related to tax balances in our tax expense for the years ended March 31, 2025, 2024, and 2023, respectively. In addition, foreign currency fluctuations in the Euro and Pound Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized (losses) gains of $(0.4) million, $0.7 million, and $1.7 million for the years ended March 31, 2025, 2024, and 2023, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately $35.9 million, or 20.0%, of our total SG&A expenses for the year ended March 31, 2025. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.6 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would have increased or decreased our reported interest cost for the year ended March 31, 2025 by approximately $9.7 million. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

Item 8. Financial Statements and Supplementary Data

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended March 31,
(in thousands, except per share data)	2025	2024	2023
Sales and other operating revenues	$2,481,260	$2,032,559	$1,914,881
Cost of goods and services sold	2,138,276	1,720,224	1,653,864
Gross profit	342,984	312,335	261,017
Selling, general, and administrative expenses	170,998	160,910	151,531
Other expense, net	16,410	9,439	11,023
Restructuring and asset impairment charges	2,259	4,799	4,685
Operating income	153,317	137,187	93,778
Gain on debt retirement	8,178	15,914	—
Loss on deconsolidation/disposition of subsidiaries	—	—	648
Loss on pension settlement	—	12,008	2,588
Interest expense, net	128,041	125,620	113,164
Income (loss) before income taxes and other items	33,454	15,473	(22,622)
Income tax expense	25,053	27,281	34,127
Income from unconsolidated affiliates, net	8,132	14,992	18,512
Net income (loss)	16,533	3,184	(38,237)
Net income attributable to noncontrolling interests	1,367	521	904
Net income (loss) attributable to Pyxus International, Inc.	$15,166	$2,663	$(39,141)

Earnings (loss) per share:
Basic	$0.59	$0.11	$(1.57)
Diluted	$0.59	$0.11	$(1.57)

Weighted average number of shares outstanding:
Basic	25,643	25,000	25,000
Diluted	25,667	25,000	25,000

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended March 31,
(in thousands)	2025	2024	2023
Net income (loss)	$16,533	$3,184	$(38,237)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(353)	700	2,481
Pension and other postretirement benefit plans	(250)	4,419	2,044
Cash flow hedges	132	(2,860)	(2,777)
Total other comprehensive (loss) income, net of tax	(471)	2,259	1,748
Total comprehensive income (loss)	16,062	5,443	(36,489)
Comprehensive income attributable to noncontrolling interests	1,367	509	941
Comprehensive income (loss) attributable to Pyxus International, Inc.	$14,695	$4,934	$(37,430)

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents	$78,254	$92,569
Restricted cash	7,290	7,224
Trade receivables, net	189,239	168,764
Other receivables	15,040	18,704
Inventories, net	761,951	931,654
Advances to suppliers, net	30,745	20,397
Recoverable income taxes	6,616	4,455
Prepaid expenses	47,151	50,185
Other current assets	21,874	16,254
Total current assets	1,158,160	1,310,206
Investments in unconsolidated affiliates	96,928	101,255
Intangible assets, net	28,507	33,879
Deferred income taxes, net	13,567	7,196
Long-term recoverable income taxes	5,669	2,963
Other noncurrent assets	33,094	32,617
Right-of-use assets	29,742	35,639
Property, plant, and equipment, net	138,176	134,158
Total assets	$1,503,843	$1,657,913

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$395,030	$499,312
Accounts payable	132,871	181,247
Advances from customers	135,607	90,719
Accrued expenses and other current liabilities	90,912	96,954
Income taxes payable	11,001	8,539
Operating leases payable	8,514	8,100
Current portion of long-term debt	12	20,294
Total current liabilities	773,947	905,165
Long-term taxes payable	5,187	2,678
Long-term debt	454,850	497,734
Deferred income taxes	8,818	7,934
Liability for unrecognized tax benefits	18,635	17,742
Long-term leases	19,584	26,136
Pension, postretirement, and other long-term liabilities	57,052	53,701
Total liabilities	$1,338,073	$1,511,090
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608 and 25,000 as of March 31, 2025 and 2024, respectively)	$392,899	$389,789
Retained deficit	(240,125)	(255,291)
Accumulated other comprehensive income	7,315	7,786
Total stockholders’ equity of Pyxus International, Inc.	160,089	142,284
Noncontrolling interests	5,681	4,539
Total stockholders' equity	165,770	146,823
Total liabilities and stockholders' equity	$1,503,843	$1,657,913

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive income (loss), net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112
Net loss	—	(3,227)	—	—	—	(46)	(3,273)
Dividends	—	—	—	—	—	(225)	(225)
Equity-based compensation	601	—	—	—	—	—	601
Share repurchases	(1,000)	—	—	—	—	—	(1,000)
Other comprehensive income, net of tax	—	—	278	—	1,266	—	1,544
Balance, September 30, 2024	$392,421	$(253,876)	$(4,871)	$12,766	$(259)	$4,578	$150,759
Net income	—	18,898	—	—	—	512	19,410
Equity-based compensation	267	—	—	—	—	—	267
Other comprehensive loss, net of tax	—	—	(976)	—	(2,453)	—	(3,429)
Balance, December 31, 2024	$392,688	$(234,978)	$(5,847)	$12,766	$(2,712)	$5,090	$167,007
Net (loss) income	—	(5,147)	—	—	—	591	(4,556)
Equity-based compensation	211	—	—	—	—	—	211
Other comprehensive (loss) income, net of tax	—	—	(198)	(250)	3,556	—	3,108
Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770

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

See "Notes to Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended March 31,
(in thousands)	2025	2024	2023
Operating activities:
Net income (loss)	$16,533	$3,184	$(38,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,334	19,250	19,137
Debt amortization/interest	11,235	8,559	18,466
Gain on debt retirement	(8,178)	(15,914)	—
Loss on foreign currency transactions	4,922	4,009	6,028
Loss on pension settlement	—	12,008	2,588
Equity-based compensation	4,110	—	—
Income from unconsolidated affiliates, net of dividends	4,317	(506)	(5,835)
Changes in operating assets and liabilities, net:
Trade and other receivables	(208,374)	(167,600)	(111,932)
Inventories and advances to suppliers	156,309	(136,010)	(21,110)
Deferred items	1,052	3,240	(14,758)
Payables and accrued expenses	(49,190)	17,531	5,147
Advances from customers	45,937	55,302	(10,693)
Prepaid expenses	8,943	(4,506)	4,761
Income taxes payable	2,719	(8,207)	13,116
Other operating assets and liabilities	(13,140)	1,425	8,477
Other, net	(10,915)	(6,735)	(12,977)
Net cash used in operating activities	$(13,386)	$(214,970)	$(137,822)

Investing activities:
Purchases of property, plant, and equipment	$(23,028)	$(21,043)	$(16,307)
Proceeds from sale of property, plant, and equipment	3,770	4,312	3,060
Collections from beneficial interests in securitized trade receivables	188,312	175,911	165,262
Other, net	1,584	269	2,930
Net cash provided by investing activities	$170,638	$159,449	$154,945

Financing activities:
Net (repayments) proceeds from short-term borrowings	$(102,550)	$122,483	$5,234
Repayment of DDTL facility	—	—	(110,250)
Proceeds from term loan facility	—	—	100,000
Proceeds from revolving loan facilities	363,000	331,000	170,000
Repayment of revolving loan facilities	(363,000)	(356,000)	(235,000)
Proceeds from long-term borrowings	—	—	578,439
Repayment of long-term borrowings	(55,822)	(60,342)	(578,162)
Debt issuance costs	(9,106)	(11,751)	(7,686)
Other, net	217	171	(5,575)
Net cash (used in) provided by financing activities	$(167,261)	$25,561	$(83,000)

Effect of exchange rate changes on cash	(4,240)	(9,156)	3,472

Decrease in cash, cash equivalents, and restricted cash	(14,249)	(39,116)	(62,405)
Cash and cash equivalents at beginning of period	92,569	136,733	198,777
Restricted cash at beginning of period	7,224	2,176	2,537
Cash, cash equivalents, and restricted cash at end of period	$85,544	$99,793	$138,909

Other information:
Cash paid for income taxes, net	$31,101	$22,501	$18,696
Cash paid for income taxes related to debt exchange	—	12,543	—
Cash paid for interest, net	115,009	109,518	93,425

Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	241,069	160,041	164,404

See "Notes to Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

Pyxus International, Inc. (the "Company" or "Pyxus") is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. As the context requires, the "Company" and "Pyxus" also includes the consolidated subsidiaries of Pyxus International, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to annual reporting on Form 10-K.

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

Variable Interest Entities
The Company holds variable interests in multiple variable interest entities, which primarily procure or process inventory on behalf of the Company or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The Company is not the primary beneficiary of most of these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities, due to these entities’ management and board of directors’ structure. As a result, most of these variable interest entities are not consolidated. Creditors of the Company’s variable interest entities do not have recourse against the general credit of the Company.

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

Reclassifications
Certain prior-period amounts were reclassified to conform to the current-year presentation in the consolidated statements of cash flows, and in the income taxes footnote disclosure related to unrecognized tax benefits and related interest and penalties.

Segment Information
The Company reviewed its operations in Africa, Asia, Europe, North America, and South America and concluded the economic characteristics of these five Leaf regional operations were similar. Each geographic region derives its revenues mainly from shipping processed tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The one Leaf reportable segment is consistent with information used by the chief operating decision maker ("CODM") to assess performance, make operating decisions, and allocate resources. The Company's CODM, comprised of both the chief executive officer and the chief financial officer, regularly evaluates performance using operating income as the measure of segment profitability. This measure is utilized during the budgeting and forecasting process to determine future operating plans and enable strategic decision making for the allocation of capital. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses. The Company has seven operating segments organized by geographic area and product category that are aggregated into one reportable segment for financial reporting purposes: Leaf. The All Other category does not meet the quantitative and qualitative thresholds to be reportable and are included for purposes of reconciliation of respective balances for the Leaf segment to the consolidated financial statements.

Revenue Recognition
The Company's revenue consists primarily of the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service to the customer occurs. For products, control is transferred, and revenue is recognized, at a point in time, in accordance with the shipping terms of the contract. For processing and related services, control is transferred, and revenue is recognized, over time using the input method based on a kilogram of packed tobacco. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the only material and distinct performance obligation for the Company’s tobacco revenue streams. Consideration is attributed to the performance of this obligation. The Company does not disclose information related to its unsatisfied performance obligations with an expected original duration of one year or less. Revenue is measured as the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services. Contract costs primarily include labor, material, shipping and handling, and overhead expenses.

Significant Judgments
The Company identified two main forms of variable consideration in its contracts with customers: warehousing fees for storing customer-controlled tobacco until the customer requests shipment and claims resulting from tobacco that does not meet customer specifications. Warehousing fees are either included in the price of tobacco based on the customers' best estimate of the date they will request shipment or separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive. Price adjustments for tobacco not meeting customer specifications for shrinkage, improper blend, or chemical makeup, etc. are handled through a claims allowance that is assessed quarterly. The Company estimates expected claims using the expected value method due to the large number of contracts with similar characteristics that we enter into with customers, the high volumes of tobacco we sell each year, and our actual history of past claims.

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

Advances From Customers
On occasion, the Company receives advances and deposits from customers for future promises to deliver goods or services. These cash advance payments are refundable to the customer without penalty. The balance in advances from customers is reduced as the Company satisfies performance obligations under the contract with the customer and the criteria for revenue recognition is met.

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

Earnings (Loss) Per Share
The calculations of basic and diluted earnings per share are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. Under the treasury stock method, restricted stock units will have a dilutive effect when the respective period's average market price of the Company's common stock exceeds the assumed exercise proceeds, and the average amount of cost not yet recognized. Performance based stock units are included in diluted earnings per share if the performance targets have been met at the end of the reporting period. Share-based payment awards that provide contingently issuable shares upon a performance or market condition are included in basic and diluted earnings per share only if the condition is met as of the end of the reporting period.

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value.

Inventories, Net
Costs in inventory include processed tobacco inventory, unprocessed tobacco inventory, and other inventory. Costs of unprocessed tobacco inventories are determined by the average cost method, which include the cost of green tobacco. Costs of processed tobacco inventories are determined by the average cost method, which include both the cost of unprocessed tobacco, as well as direct and indirect costs related to processing the product. Costs of other inventory are determined by the first-in, first-out method, which include costs of packing materials, agricultural supplies such as seed, fertilizer, herbicides, and pesticides, and non-tobacco agricultural products.

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

The Company also has noncurrent advances, which generally represent the cost of advances to tobacco suppliers for infrastructure, such as curing barns, recovered through the delivery of tobacco to the Company by the tobacco suppliers. Tobacco suppliers may not be able to settle the entirety of advances due each year. In these situations, the Company may allow the farmers to deliver tobacco over future crop years to recover its advances. Noncurrent advances to tobacco suppliers are recorded in other noncurrent assets in the consolidated balance sheets.

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

Intangible Assets, Net
The Company has intangible assets with definite useful lives. These intangible assets are assessed annually and tested for impairment whenever factors indicate the carrying amount may not be recoverable. The trade name, customer relationship, and technology intangibles are amortized on a straight-line basis over fourteen, nine to twelve years, and eight years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on experience. Technology includes internally developed software that is amortized on a straight-line basis over three to five years. Amortization commences once substantial testing activities are completed, and the software is ready for its intended use. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible. Amortization expense associated with finite-lived intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

Leases
The Company has operating leases for land, buildings, automobiles, and other equipment that expire at various dates through fiscal year 2040. The Company does not have material finance leases. Leases for real estate generally have initial terms ranging from two to fifteen years, excluding renewal options. Leases for equipment generally have initial terms ranging from two to five years excluding renewal options. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes. These lease terms may include optional renewals, terminations, or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

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

Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a range of nine to forty years. Machinery and equipment are depreciated over a range of two to nineteen years. Repairs and maintenance costs are expensed as incurred. The cost of major improvements is capitalized. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the balance sheet accounts and the resulting gain or loss is included in other expense, net in the consolidated statements of operations.

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using several techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

Guarantees
The Company's guarantees are primarily related to bank loans to suppliers for crop production financing. The Company guarantees bank loans of certain unconsolidated subsidiaries in Asia and South America. Under longer-term arrangements, the Company may guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The fair value of the Company's guarantees is recorded in accrued expenses and other current liabilities in the consolidated balance sheets and included in crop costs, except for the joint venture in Brazil, which are included in other receivables.

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

Pension and Other Postretirement Benefits

Retirement Benefits
The Company maintains various excess benefit and supplemental plans that provide additional benefits to certain individuals in key positions and individuals whose compensation and the resulting benefits that would have been paid are limited by regulations imposed by the Internal Revenue Code. In addition, a Supplemental Retirement Account Plan defined contribution plan is maintained. Additional non-U.S. plans sponsored by certain subsidiaries cover certain current and former employees.

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

Plan Assets
The Company's policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations. The Company's investment objectives for plan assets are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs and portfolio volatility. The financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Portfolio performance is measured against investment objectives and objective benchmarks. The portfolio objective is to exceed the actuarial return on assets assumption. The Company is exploring partial risk transfers and/or full plan terminations and is implementing a Liability Driven Investment ("LDI") strategy to maintain the high funded status and immunize the portfolio from excessive market volatility. Management and the plan's consultant regularly review portfolio allocations and periodically rebalance the portfolio to the targeted allocations according to the guidelines set forth in the Company's investment policy. Equity securities do not include the Company's common stock. The Company's diversification and risk control processes serve to minimize the concentration and experience of risk. There are no significant concentrations of risk, in terms of sector, industry, geography, or individual company or companies.

The Company’s plan assets primarily consist of cash and cash equivalents and real estate investments. The Plan is transitioning to a LDI strategy, which will consist of high-quality sovereign and corporate bonds whose interest rate sensitivity matches that of the plans' liabilities. Plan assets are measured at fair value annually on March 31, the measurement date. The following are descriptions, valuation methodologies, and inputs used to determine the fair value of each major category of plan assets:

•Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments that are valued using quoted market prices or other valuation methods and classified as Level 1 or Level 2 in the fair value hierarchy.

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

The financial statements of foreign subsidiaries, for which the USD is the functional currency, and which have certain transactions denominated in a local currency, are remeasured into USD. The remeasurement of local currencies into USD results in remeasurement adjustments that are included in net income. Exchange gains (losses) from remeasurement are recorded in cost of goods and services sold and other expense, net within the consolidated statements of operations.

Securitized Receivables
The Company sells trade receivables to unaffiliated financial institutions under multiple accounts receivable securitization facilities. Under these facilities, receivables sold for cash are removed from the consolidated balance sheets. Under some of the facilities, a portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors.

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

Government Assistance
The Company and its subsidiaries periodically receive grants and other assistance (collectively "assistance") from governments and intergovernmental agencies to support operations and capital projects in various jurisdictions. The Company accounts for government assistance by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, which follows a grant accounting model. Under this accounting framework, government assistance is recognized when it is probable the Company will receive assistance and comply with the conditions attached to the assistance. Operational related assistance is recorded on a systematic basis over the periods in which the related cost or expenditures for which it is intended to compensate have occurred and is presented as a reduction in the related expense for which it is intended to defray. Capital related assistance is recorded as long-term deferred revenue, included within pension, postretirement, and other long-term liabilities in the consolidated balance sheets, and is recognized in other income over the asset's useful life as an offset against depreciation expense.

Equity-Based Compensation
The Company’s Board of Directors adopted the 2020 Incentive Plan on November 18, 2020 (the "Incentive Plan"), and on March 21, 2024 and March 19, 2025, the Board of Directors amended and restated the Company's Incentive Plan to increase the number of shares of the Company's common stock authorized to be issued thereunder. The Incentive Plan provides the Company the flexibility to grant a variety of equity-based awards including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, and incentive awards to its officers, directors, and employees. For equity-based awards without performance conditions, the Company recognizes equity-based compensation cost on a straight-line basis over the vesting period of the award. For equity-based awards with performance conditions, the Company recognizes equity-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company recognizes forfeitures of equity-based awards as they occur. Equity-based compensation expense is included in selling, general, and administrative expenses in the consolidated statements of operations.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU amends FASB Topic 280 to permit the disclosure of multiple measures of a segment's profit or loss and requires an entity with a single reportable segment to apply FASB Topic 280 in its entirety. In addition, this ASU requires the following new segment disclosures:

•Significant segment expenses by reportable segment if regularly provided to the CODM and included within the reported measure of segment profit or loss,
•Other segment items, which represents the difference between reported segment revenues less the significant segment expenses less reported segment profit or loss, and
•Title and position of the CODM.

Disclosures required under this new ASU and the existing segment profit or loss, and assets disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The Company adopted the annual period disclosure requirements for its fiscal year ended March 31, 2025, which are included in "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 26. Segment Information". The interim period disclosure requirements are effective beginning April 1, 2025. The adoption of this new accounting standard resulted in additional disclosures for segment reporting, and did not have an impact on the Company's financial condition, results of operations, or cash flows.

Accounting Pronouncements Not Yet Adopted
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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of relevant expense captions into prescribed natural expense categories. The annual disclosure requirements are effective for the Company’s fiscal year ending March 31, 2028, and the interim period disclosure requirements are effective beginning April 1, 2028. Early adoption is permitted. This new standard will result in additional disclosures within the footnotes to the financial statements and is not expected to have an impact on the Company’s financial condition, results of operations, or cash flows.

3. Revenue Recognition

Product revenue is primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During such processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of non-tobacco agriculture products. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the consolidated financial statements:

	Years Ended March 31,
	2025	2024	2023
Leaf:
Product revenue	$2,335,107	$1,912,438	$1,812,170
Processing and other revenues	135,877	117,177	88,388
Leaf sales and other operating revenues	2,470,984	2,029,615	1,900,558
All Other:
All Other sales and other operating revenues	10,276	2,944	14,323
Total sales and other operating revenues	$2,481,260	$2,032,559	$1,914,881

Significant Judgments
The following summarizes activity in the claims allowance:

	Years Ended March 31,
	2025	2024	2023
Balance, beginning of period	$3,313	$2,350	$1,130
Additions	2,010	6,191	4,680
Payments and other adjustments	(2,887)	(5,228)	(3,460)
Balance, end of period	$2,436	$3,313	$2,350

The following summarizes activity in the allowance for expected credit losses:

	Years Ended March 31,
	2025	2024	2023
Balance, beginning of period	$(23,940)	$(24,730)	$(24,541)
Additions	(1,299)	(1,535)	(2,316)
Write-offs and other adjustments	1,204	2,325	2,127
Balance, end of period	(24,035)	(23,940)	(24,730)
Trade receivables	213,274	192,704	210,081
Trade receivables, net	$189,239	$168,764	$185,351

Taxes Collected from Customers
Value-added taxes were $43,298, $34,905, and $28,302 for the years ended March 31, 2025, 2024, and 2023, respectively.

4. Other Expense, Net

The following summarizes the components of other expense, net:

	Years Ended March 31,
	2025	2024	2023
Losses on sale of receivables(1)	$19,565	$13,121	$10,434
Foreign currency (gains) losses	(2,121)	251	(1,057)
Note receivable write-off	—	—	2,050
Gain on sale of fixed assets	(2,423)	(2,300)	(1,389)
Miscellaneous expense (income), net	1,389	(1,633)	985
Total	$16,410	$9,439	$11,023
(1) See "Note 16. Securitized Receivables" for additional information.

5. Income Taxes

Income Tax Provision
The components of income (loss) before income taxes and other items consisted of the following:

	Years Ended March 31,
	2025	2024	2023
U.S.	$(4,579)	$(17,697)	$(43,874)
Non-U.S.	38,033	33,170	21,252
Total	$33,454	$15,473	$(22,622)

The details of the amount shown for income taxes in the consolidated statements of operations are as follows:

	Years Ended March 31,
	2025	2024	2023
Current:
Federal(1)	$6,837	$5,319	$16,353
State	261	(59)	337
Non-U.S.	23,611	24,385	17,593
Total Current	30,709	29,645	34,283

Deferred:
Federal(2)	(10,307)	968	(592)
State	(155)	(9)	2
Non-U.S.	4,806	(3,323)	434
Total Deferred	(5,656)	(2,364)	(156)
Income tax expense	$25,053	$27,281	$34,127

(1) Current federal expense for fiscal year 2023 was primarily due to the Debt Exchange Transactions. Refer to "Note 15. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

(2) Deferred federal expense for fiscal year 2025 was primarily due to release of a valuation allowance in the U.S. from improved profitability.

The difference between income tax expense based on income (loss) before income taxes and other items and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Years Ended March 31,
	2025	2024	2023
Tax benefit at U.S. statutory rate	$7,025	$3,249	$(4,750)
Effect of non-U.S. income taxes	(2,602)	23	(3,418)
U.S. taxes on non-U.S. earnings	7,759	9,264	6,389
Tax on unremitted foreign earnings	(2,066)	1,291	1,777
Increase in reserves for uncertain tax positions	8,789	8,120	2,397
Withholding tax expense	2,526	544	3,058
Tax credits	(6,482)	(5,270)	(3,853)
Tax incentives	—	—	(2,280)
Nondeductible interest	2,969	1,340	2,559
Exchange effects and currency translation	9,367	(5,110)	3,101
Change in valuation allowance(1)	(9,456)	15,340	30,412
Other, net	7,224	(1,510)	(1,265)
Income tax expense	$25,053	$27,281	$34,127

(1) The change in valuation allowance, is presented without exchange effects and currency translation, for the years ended March 31, 2025, 2024, and 2023. For the year ended March 31, 2023, the change in valuation allowance was primarily driven by $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 15. Debt Arrangements" for further details regarding the Debt Exchange Transactions. For the year ended March 31, 2025, the improvement in the valuation allowance expense relates primarily to reductions in certain U.S. and African valuation allowances due to improved profitability.

The following summarizes deferred tax assets (liabilities):

	March 31,
	2025	2024
Deferred tax assets:
Non-deductible interest carryforward	$34,940	$30,858
Original issue discount	10,439	14,714
Reserves and accruals	22,691	21,662
Tax loss carryforwards	16,653	16,329
Unrealized exchange losses	1,448	5,961
Lease obligations	6,511	7,344
Other	9,971	10,290
Gross deferred tax assets	102,653	107,158
Valuation allowance	(60,302)	(70,391)
Total deferred tax assets	$42,351	$36,767

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(27,560)	$(29,523)
Right of use asset	(7,050)	(7,956)
Other	(2,989)	(25)
Total deferred tax liabilities	$(37,599)	$(37,504)
Net deferred tax assets (liabilities)	$4,752	$(737)

The following summarizes the change in the valuation allowance for deferred tax assets:

Balance at March 31, 2022	$32,641
Changes to expenses (1)	27,598
Changes to other comprehensive income	(733)
Balance at March 31, 2023	59,506
Changes to expenses	10,727
Changes to other comprehensive income	158
Balance at March 31, 2024	70,391
Changes to expenses	(10,081)
Changes to other comprehensive income	(8)
Balance at March 31, 2025	$60,302

(1) The change in valuation allowance, is presented without exchange effects and currency translation, for the years ended March 31, 2025, 2024, and 2023. For the years ended March 31, 2025, 2024, and 2023 respectively, the change was primarily driven by a reduction in the valuation allowance in the U.S., an increase in the valuation allowances across various African jurisdictions, and an increase in the valuation allowance related to $20,823 of deferred tax assets generated by the Debt Exchange Transactions for which the Company is not likely to realize a future benefit. Refer to "Note 15. Debt Arrangements" for further details regarding the Debt Exchange Transactions.

As of March 31, 2025, the Company had foreign net operating loss carryforwards of $54,846, of which $26,930 relates to jurisdictions with definite lived carryforward periods and $27,916 relates to jurisdictions with indefinite lived carryforward periods.

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

Accounting for Uncertainty in Income Taxes
The following summarizes the changes to unrecognized tax benefits and related interest and penalties:

	Years Ended March 31,
	2025	2024
Balance at April 1	$16,892	$16,085
Increase (decrease) for prior year tax positions	2,989	7,100
Increase for current year tax positions	4,854	1,630
Reduction for settlements	(8,020)	(4,662)
Impact of changes in exchange rates	(210)	(2,553)
Reduction of statute of limitation expirations	(3,699)	(708)
Balance at March 31(1)	$12,806	$16,892
Accrued interest	1,929	2,065
Accrued penalties	3,900	2,372
Balance at March 31(1)	$18,635	$21,329

(1) As of March 31, 2025, $18,635 would impact the Company's effective tax rate, if recognized.

Due to the Company’s global operations, numerous tax audits may be ongoing throughout the world at any point in time. The Company's income tax liabilities are based on estimates of potential income taxes due upon the conclusion of such audits and are updated to reflect changes in facts and circumstances, as they become known. Due to the uncertain and complex application of tax regulations, it is possible that the resolution of audits may result in liabilities which could be materially different from these estimates. The Company will record additional income tax expense or benefit in the period in which such resolution occurs or if estimates or judgments change. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $2,919 within the next twelve months from lapses in statutes of limitations.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2025, the Company’s earliest open tax year for U.S. federal income tax purposes relate to tax periods ending in 2021. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment.

6. Earnings (Loss) Per Share

The following summarizes the computation of earnings (loss) per share:

	Years Ended March 31,
	2025	2024	2023
Net income (loss) attributable to Pyxus International, Inc.	$15,166	$2,663	$(39,141)

Basic weighted average shares outstanding	$25,643	25,000	25,000
Plus: Dilutive equity awards	24	—	—
Diluted weighted average shares outstanding	25,667	25,000	25,000

Earnings (loss) per share:
Basic	$0.59	$0.11	$(1.57)
Diluted	$0.59	$0.11	$(1.57)

7. Restricted Cash

The following summarizes the composition of restricted cash:

	March 31,
	2025	2024
Compensating balance for short-term borrowings	$542	$516
Escrow	3,534	2,647
Grants(1)	3,116	1,375
Other	98	2,686
Total	$7,290	$7,224
(1) Includes grants from a government entity. See "Note 23. Government Assistance" for additional information.

8. Inventories, Net

The following summarizes the composition of inventories, net:

	March 31,
	2025	2024
Processed tobacco	$490,410	$585,280
Unprocessed tobacco	241,832	305,928
Other tobacco related	25,643	31,213
All Other	4,066	9,233
Total	$761,951	$931,654

9. Advances to Suppliers, Net

The following summarizes the composition of advances to suppliers, net:

	March 31,
	2025	2024
Advances to tobacco suppliers, net	$29,144	$17,068
Advances to non-tobacco suppliers	1,601	3,329
Total in current assets	30,745	20,397
Long-term advances to tobacco suppliers, net	4,980	1,821
Total current and long-term	$35,725	$22,218

The mark-up and interest on advances to tobacco suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $17,066 and $16,905 for the year ended March 31, 2025 and 2024, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $11,833 and $7,975 as of March 31, 2025 and 2024, respectively.

10. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2025:

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

The following summarizes aggregate financial information for these equity method investments:

	Years Ended March 31,
	2025	2024	2023
Statement of Operations
Sales	$611,152	$505,262	$489,532
Gross profit	70,208	82,614	76,206
Net income	16,851	33,101	40,447

	March 31,
	2025	2024
Balance sheet:
Current assets	$419,192	$542,702
Property, plant, and equipment and other assets	49,243	50,925
Current liabilities	328,818	446,597
Long-term obligations and other liabilities	4,560	3,356

11. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	March 31,
	2025	2024
Investments in variable interest entities	$90,239	$94,609
Guaranteed amounts to variable interest entities (not to exceed)	15,995	11,113

12. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	March 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.4 years	$26,101	$(9,969)	$16,132
Technology	3.4 years	11,618	(6,844)	4,774
Trade names	9.4 years	11,300	(3,699)	7,601
Total		$49,019	$(20,512)	$28,507

	March 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.4 years	$26,101	$(7,794)	$18,307
Technology	4.4 years	12,948	(5,784)	7,164
Trade names	10.4 years	11,300	(2,892)	8,408
Total		$50,349	$(16,470)	$33,879

The following summarizes amortization expense for definite-lived intangible assets:

	Years Ended March 31,
	2025	2024	2023
Amortization expense	$4,532	$4,631	$6,489

The following summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationships	Technology(1)	Trade Names	Total
2026	$2,175	$1,448	$807	$4,430
2027	2,175	1,378	807	4,360
2028	2,175	1,375	807	4,357
2029	2,175	573	807	3,555
2030	2,175	—	807	2,982
Thereafter	5,257	—	3,566	8,823
Total	$16,132	$4,774	$7,601	$28,507

(1) Estimated amortization expense for technology is based on costs accumulated as of March 31, 2025. These estimates will change as new costs are incurred and until the software is placed into service.

13. Leases

The following summarizes lease costs for operating leases:

	Years Ended March 31,
	2025	2024	2023
Operating lease costs	$14,199	$16,028	$14,203
Variable and short-term lease costs	14,848	8,964	8,023
Total lease costs	$29,047	$24,992	$22,226

The following summarizes weighted average information associated with the measurement of remaining operating leases:

	March 31,
	2025	2024
Weighted average remaining lease term	4.8 years	5.4 years
Weighted average discount rate	15.4%	15.8%

The following summarizes supplemental cash flow information related to operating leases:

	Years Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows used by operating leases	$14,145	$15,764	$13,607
Right-of-use assets obtained in exchange for new operating leases - noncash	3,964	10,444	9,967

The following reconciles maturities of operating lease liabilities to the lease liabilities reflected in the consolidated balance sheets as of March 31, 2025:

2026	$12,099
2027	8,342
2028	5,487
2029	3,476
2030	2,957
Thereafter	6,880
Total future minimum lease payments	39,241
Less: amounts related to imputed interest	11,143
Present value of future minimum lease payments	28,098
Less: operating lease liabilities, current	8,514
Operating lease liabilities, non-current	$19,584

14. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	March 31,
	2025	2024
Land	$26,815	$29,144
Buildings	45,982	45,065
Machinery and equipment	109,247	97,423
Total	182,044	171,632
Less: accumulated depreciation (1)	(43,868)	(37,474)
Total property, plant, and equipment, net	$138,176	$134,158
(1) This balance was partially reduced by the disposition of certain fully depreciated assets during the year ended March 31, 2025.

The following summarizes depreciation expense recorded in cost of goods and services sold and selling, general, and administrative expenses:

	Years Ended March 31,
	2025	2024	2023
Depreciation expense recorded in cost of goods and services sold	$13,264	$11,806	$10,132
Depreciation expense recorded in selling, general, and administrative expenses	2,380	2,646	2,346
Total depreciation	$15,644	$14,452	$12,478

15. Debt Arrangements

The following table summarizes the Company’s debt financing as of the dates set forth below:

			Outstanding
	Interest		March 31,		Long Term Debt Repayment Schedule by Fiscal Year
	Rate		2025	2024	2026	2027	2028	2029	2030	Later
Senior secured credit facility:
ABL Credit Facility	8.1%	(1)	$—	$—	$—	$—	$—	$—	$—	$—

Senior secured notes:
10.0% Notes Due 2024	10.0%	(1)	—	20,247	—	—	—	—	—	—
8.5% Notes Due 2027 (2)	8.5%	(1)	145,820	178,146	—	—	145,820	—	—	—

Senior secured term loans:
Intabex Term Loans (3)	13.2%	(1)	187,144	186,659	—	—	187,144	—	—	—
Pyxus Term Loans (4)	13.2%	(1)	121,886	132,819	—	—	121,886	—	—	—

Other debt:
Other long-term debt	8.8%	(1)	12	157	12	—	—	—	—	—
Notes payable (5)	9.4%	(1)	395,030	499,312	395,030	—	—	—	—	—
Total debt			$849,892	$1,017,340	$395,042	$—	$454,850	$—	$—	$—

Short-term (5)			$395,030	$499,312
Long-term:
Current portion of long-term debt			$12	$20,294
Long-term debt			454,850	497,734
Total			$454,862	$518,028

Letters of credit			$7,790	$5,070

(1) Weighted average rate for the trailing twelve months ended March 31, 2025 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $145,820 is net of a debt discount of $2,519. Total repayment at maturity is $148,339.
(3) Balance of $187,144 is net of a debt discount of $1,889. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,886 is net of a debt premium of $1,681. Total repayment at maturity is $120,205.
(5) Primarily seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
Our wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, which was subsequently amended on May 23, 2023 and October 24, 2023. Refer to "Note 27. Subsequent Events" for additional information regarding the Fourth Amendment to the ABL Credit Facility.

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

At March 31, 2025, no borrowings under the ABL Credit Facility were outstanding and $120,000 was available for borrowing under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2025 were $56,332.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Secured Overnight Financing Rate ("SOFR"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted SOFR Rate plus 300 basis points or 200 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 25.0 basis points if the outstanding borrowings equal or exceed $60,000 and 37.5 basis points if the outstanding borrowings are less than $60,000.

As of March 31, 2025, there are no amounts outstanding under the ABL Credit Facility.

The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of commitments under the ABL Credit Facility of 300 basis points for terminations in the first year after entry into the ABL Credit Agreement, 200 basis points for terminations in the second year and 100 basis points for termination in the third year. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to SOFR loans, accrued interest is payable monthly and on the last day of any applicable interest period.

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

The ABL Credit Agreement governing the ABL Credit Facility contains customary representations and warranties, affirmative and negative covenants (subject, in each case, to exceptions and qualifications) and events of defaults, including covenants that limit the Company’s ability to, among other things:

•incur additional indebtedness or issue disqualified stock or preferred stock,
•make investments,
•pay dividends and make other restricted payments,
•sell certain assets,
•create liens,
•enter into sale and leaseback transactions,
•consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets,
•enter into transactions with affiliates, and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

On March 31, 2025, the Borrowers were in compliance with the covenants under the ABL Credit Agreement.

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

On March 31, 2025, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with the covenants under the Intabex Term Loan Credit Agreement.

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

On March 31, 2025, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with the covenants under the Pyxus Term Loan Credit Agreement.

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

The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed based on a 360-day year comprised of twelve 30-day months. Interest accrues on the 2027 Notes from the date of issuance and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023. The 2027 Notes are stated to mature on December 31, 2027.

At any time, Pyxus Holdings may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

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

On March 31, 2025, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with the covenants under the 2027 Notes Indenture.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the New Secured Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors

(which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans, or obligations under the ABL Credit Agreement. On March 27, 2024, Alliance One International Tabak B.V. was merged with and into Intabex.

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

ABL/New Secured Debt Intercreditor Agreement. On February 6, 2023, Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee entered into an Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023 (the "ABL/New Secured Debt Intercreditor Agreement") to provide for the intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, the holders of obligations under the New Secured Debt, the guarantees thereof and certain related obligations. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first-priority senior liens on the ABL Priority Collateral, which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing, with the obligations under the New Secured Debt having junior-priority liens on the ABL Priority Collateral. Pursuant to the ABL/New Secured Debt Intercreditor Agreement, Pyxus Holdings’ collective obligations under the New Secured Debt, the guarantees thereof and certain related obligations have first-priority senior liens on the collateral that is not ABL Priority Collateral, including owned material real property in the U.S., capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor (other than the Intabex Collateral), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior-priority liens on such collateral, other than real property. The ABL Credit Facility is not secured by real property.

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

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the New Term Loans (including, in any event, each holder holding at least 20.0% of the New Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the New Term Loans as of the date of determination), second, after repayment in full of the New Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the New Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection, and credit bidding.

Related Party Transactions
The Company, Pyxus Parent and Pyxus Holdings (collectively, the "Holding Companies") entered into a Support and Exchange Agreement, effective as of December 27, 2022 (as amended, including by joinders thereto, the "Support Agreement"), with a group of creditors, including Glendon Capital Management LP, Monarch Alternative Capital LP, Nut Tree Capital Management, L.P., Intermarket Corporation and Owl Creek Asset Management, L.P. on behalf of certain funds managed by them and/or certain of their advisory clients, as applicable (collectively, the "Supporting Holders"), holding in aggregate:

•approximately 99.7% of the DDTL Term Loans outstanding under the DDTL Credit Agreement,
•approximately 68.1% of the Exit Term Loans outstanding under the Exit Term Loan Credit Agreement, and
•approximately 64.1% of the 2024 Notes outstanding under the 2024 Notes Indenture.

Pursuant to the Support Agreement, the Supporting Holders agreed to participate in the DDTL Facility Exchange, the Exit Facility Exchange, and the Notes Exchange, which were completed on February 6, 2023. Based on a Schedule 13D/A filed with the SEC on January 4, 2023 by Glendon Capital Management, L.P. (the "Glendon Investor"), Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., Glendon Capital Management, L.P. reported beneficial ownership of 7,939 shares of the Company’s common stock, representing approximately 31.8% of the outstanding shares of the Company’s common stock. Based on a Schedule 13D/A filed with the SEC on January 23, 2023, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, Monarch Alternative Capital LP reported beneficial ownership of 6,140 shares of the Company’s common stock, representing approximately 24.6% of the outstanding shares of the Company’s common stock. Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 2,405 shares of the Company’s common stock on December 31, 2021, representing approximately 9.6% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor and a representative of the Monarch Investor served as directors of Pyxus at the time the Company and its applicable subsidiaries entered into the Initial DDTL Credit Facility Agreement, the amendments thereto (including the DDTL Credit Agreement) and the Support Agreement, effected borrowings under the Initial DDTL Credit Facility Agreement and the DDTL Credit Agreement and commenced the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange.

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

The Debt Repurchase Agreement also included the right of Pyxus Holdings, at its option, to purchase from such holders an additional $34,191 aggregate principal amount of the 2027 Notes for $26,327, a 23.0% discount to par value, plus accrued and unpaid interest, and $10,345 aggregate principal amount of the Pyxus Term Loans for $9,104, a 12.0% discount to par value, plus accrued and unpaid interest. On April 12, 2024, Pyxus Holdings exercised its right to complete these repurchases by September 30, 2024.

On May 31, 2024, Pyxus Holdings completed the purchase of $10,345 of aggregate principal amount of the Pyxus Term Loans for a total of $9,435 (including accrued and unpaid interest).

On August 2, 2024, Pyxus Holdings completed the purchase of $34,191 of aggregate principal amount of the 2027 Notes for a total of $26,707 (including accrued and unpaid interest).

The Debt Repurchase Agreement and the transactions contemplated thereunder were approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party by a majority of the disinterested members of the Board of Directors of Pyxus. Refer to "Note 25. Related Party Transactions" for additional information.

Other Outstanding Debt

2024 Notes
The 2024 Notes bore interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August

15 of each year. On August 26, 2024, upon maturity of the 2024 Notes, Pyxus Holdings paid $20,442, which included $51 for accrued and unpaid interest, to retire the 2024 Notes.

Seasonal Lines of Credit
Excluding its long-term credit agreements, the Company has typically financed its foreign operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2025, the total borrowing capacity under individual seasonal lines of credit range up to $170,000. At March 31, 2025 and 2024, the Company was permitted to borrow under seasonal lines of credit, including letters of credit, up to a total of $918,372 and $776,756, respectively, subject to limitations under the ABL Credit Agreement and the agreements governing the New Secured Debt. The weighted average variable interest rate for the years ended March 31, 2025 and 2024 was 9.4% and 9.8%, respectively. Certain of the seasonal lines of credit with aggregate outstanding borrowings at March 31, 2025 and 2024 of $93,243 and $119,964, respectively, are secured by trade receivables and inventories as collateral. At March 31, 2025 and 2024, respectively, $542 and $516 of cash was held on deposit as a compensating balance. At March 31, 2025, the Company and its subsidiaries were in compliance with the covenants associated with the short-term seasonal lines of credit.

16. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the statements of consolidated operations. As of March 31, 2025, the investment limit of this facility was $160,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2025, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2025 and 2024, trade receivables, net in the consolidated balance sheets has been reduced by $2,190 and $15,036 as a result of the net settlement, respectively. As of March 31, 2025 and 2024, accrued expenses and other current liabilities in the consolidated balance sheets includes $0 and $10,279 of net payables for the Finacity Facility, respectively. Refer to "Note 19. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2025, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	March 31,
	2025	2024
Receivables outstanding in facility	$355,246	$170,267
Beneficial interest	29,354	15,036

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Years Ended March 31,
	2025	2024	2023
Cash proceeds:
Cash purchase price	$981,560	$649,680	$696,404
Deferred purchase price	188,312	175,911	165,262

17. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	March 31,
	2025	2024
Amounts guaranteed (not to exceed)	$110,660	$97,411
Amounts outstanding under guarantee(1)	80,045	71,427
Fair value of guarantees	6,459	5,097
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	13,787	34,571

(1) Most of the guarantees outstanding at March 31, 2025 expire within one year.

18. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net (loss) gain of $(2,411), $6,356, and $6,764 from its derivative financial instruments in cost of goods and services sold for the years ended March 31, 2025, 2024, and 2023, respectively.

As of March 31, 2025 and 2024, accumulated other comprehensive income includes $132 and $(2,860), respectively, net of $(92) and $1,021 of tax, respectively, for net unrealized gains and (losses) related to designated cash flow hedges. As of March 31, 2025, the Company recorded current derivative assets of $982, included within other current assets, and current derivative liabilities of $57, included within accrued expenses and other current liabilities. There were no derivative assets or liabilities outstanding as of March 31, 2024. Refer to "Note 19. Fair Value Measurements" for additional information.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	March 31,
	2025	2024
U.S. Dollar notional outstanding	$49,500	$—

19. Fair Value Measurements

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
•Level 3 inputs - Unobservable inputs for the assets or liabilities.

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	March 31,
	2025			2024
	Level 2	Level 3	Total Assets / Liabilities at Fair Value	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Derivative financial instruments	$982	$—	$982	$—	$—	$—
Securitized beneficial interests	—	29,354	29,354	—	15,036	15,036
Total assets	$982	$29,354	$30,336	$—	$15,036	$15,036
Financial liabilities:
Derivative financial instruments	$57	$—	$57	$—	$—	$—
Long-term debt(1)	433,885	12	433,897	462,987	160	463,147
Guarantees	—	6,459	6,459	—	5,097	5,097
Total liabilities	$433,942	$6,471	$440,413	$462,987	$5,257	$468,244
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
•Derivatives: The fair value of derivatives is based on the discounted cash flow analysis of the expected future cash flows. The primary inputs to the valuation include forward yield curves, implied volatilities, interest rates, and credit valuation adjustments.

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

Reconciliation of Change in Recurring Level 3 Balances
The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Beginning balance at March 31, 2023	$19,522	$514	$5,262
Sales of receivables/issuance of guarantees	162,229	—	7,184
Settlements	(154,659)	(354)	(4,801)
Losses recognized in earnings	(12,056)	—	(2,548)
Ending balance at March 31, 2024	$15,036	$160	$5,097
Sales of receivables/issuance of guarantees	244,886	—	7,639
Settlements	(212,964)	(148)	(2,421)
Losses recognized in earnings	(17,604)	—	(3,856)
Ending balance at March 31, 2025	$29,354	$12	$6,459

Total losses included in earnings for the years ended March 31, 2025, 2024 and 2023 were $1,633, $1,027, and $659 on securitized beneficial interests and were attributable to changes in unrealized losses relating to assets held at the respective dates. Gains and losses included in earnings are reported in other expense, net.

Information about Fair Value Measurements Using Significant Unobservable Inputs
The following summarizes significant unobservable inputs and the valuation techniques utilized:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	Discounted Cash Flow	Discount Rate	3.0% to 6.9%
		Payment Speed	64 days to 91 days
Guarantees	Historical Loss	Historical Loss	0.7% to 37.3%

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	Discounted Cash Flow	Discount Rate	5.6% to 7.9%
		Payment Speed	58 days to 83 days
Guarantees	Historical Loss	Historical Loss	0.7% to 37.3%

20. Pension and Other Postretirement Benefits

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

The Company terminated one of its defined benefit pension plans in the U.S. ("U.S. Pension Plan") during the year ended March 31, 2023. The Company settled benefits with vested participants that elected a lump sum payout and made a cash contribution of $5,300 to fully fund the U.S. Pension Plan liabilities that was used to purchase a group annuity contract to administer payments to the remaining U.S. Pension Plan participants. The Company recorded a noncash pension settlement charge of $2,588 for the year ended March 31, 2023, which included the recognition of unrecognized net pension gains within accumulated other comprehensive income into the Company's consolidated statements of operations.

The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2025
Benefit obligation, beginning	$33,694	$21,266	$54,960
Service cost	—	235	235
Interest cost	1,679	1,038	2,717
Actuarial losses (gains)	838	(1,132)	(294)
Plan settlements	—	(224)	(224)
Effects of currency translation	—	(51)	(51)
Benefits paid	(3,334)	(1,561)	(4,895)
Benefit obligation, ending	$32,877	$19,571	$52,448

Fair value of plan assets, beginning	$—	$22,380	$22,380
Actual return on plan assets	—	1,011	1,011
Employer contributions	3,334	815	4,149
Plan settlements	—	(224)	(224)
Benefits paid	(3,334)	(1,561)	(4,895)
Fair value of plan assets, ending	$—	$22,421	$22,421
Funded status of the plan	$(32,877)	$2,850	$(30,027)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2024
Benefit obligation, beginning	$35,710	$44,671	$80,381
Service cost	—	181	181
Interest cost	1,705	1,780	3,485
Actuarial (gains) losses	(538)	7,743	7,205
Plan settlements	—	(29,957)	(29,957)
Effects of currency translation	—	(17)	(17)
Benefits paid	(3,183)	(3,135)	(6,318)
Benefit obligation, ending	$33,694	$21,266	$54,960

Fair value of plan assets, beginning	$—	$52,027	$52,027
Actual return on plan assets	—	3,171	3,171
Employer contributions	3,183	896	4,079
Plan settlements	—	(31,064)	(31,064)
Effects of currency translation	—	485	485
Benefits paid	(3,183)	(3,135)	(6,318)
Fair value of plan assets, ending	$—	$22,380	$22,380
Funded status of the plan	$(33,694)	$1,114	$(32,580)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2025	2024	2025	2024
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$8,752	$7,562
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,313)	(3,341)	(729)	(1,065)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(29,564)	(30,353)	(5,173)	(5,383)
Funded status of the plan	$(32,877)	$(33,694)	$2,850	$1,114

The following summarizes pension obligations for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans (1)
	March 31,		March 31,
	2025	2024	2025	2024
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$32,877	$33,694	$5,902	$6,448
Accumulated benefit obligation	32,877	33,694	5,448	5,816
(1) Certain of the Company's non-U.S. defined benefit pension plans in Europe were over-funded as of March 31, 2025 and 2024.

The following summarizes activity in accumulated other comprehensive income for the defined benefit plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service cost	$(82)	$—	$(82)
Net actuarial gains	5,883	1,992	7,875
Deferred taxes	831	(289)	542
Balance at March 31, 2023	$6,632	$1,703	$8,335

Prior service cost	$50	$—	$50
Net actuarial gains	5,855	(783)	5,072
Deferred taxes	(940)	249	(691)
Total change for 2024	$4,965	$(534)	$4,431

Prior service cost	$(32)	$—	$(32)
Net actuarial gains	11,738	1,209	12,947
Deferred taxes	(109)	(40)	(149)
Balance at March 31, 2024	$11,597	$1,169	$12,766

Prior service cost	$13	$—	$13
Net actuarial gains	(100)	28	(72)
Deferred taxes	(118)	(73)	(191)
Total change for 2025	$(205)	$(45)	$(250)

Prior service cost	$(19)	$—	$(19)
Net actuarial gains	11,638	1,237	12,875
Deferred taxes	(227)	(113)	(340)
Balance at March 31, 2025	$11,392	$1,124	$12,516

The following assumptions were used to determine the expense for the pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.33%	5.08%	3.75%	5.37%	4.94%	2.98%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	10.42%	5.72%	7.31%
Expected long-term rate of return on plan assets	Not applicable	Not applicable	Not applicable	4.35%	4.20%	2.16%
Interest crediting rate	Not applicable	Not applicable	4.28%	Not applicable	Not applicable	Not applicable

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.37%	5.33%	5.08%	5.75%	5.37%	4.94%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	7.52%	10.42%	5.72%

Plan Assets
The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	Non-U.S. Plans
	March 31,
	2025	2024
Asset category:
Cash and cash equivalents	96.1%	1.6%
Equity securities	—%	57.7%
Debt securities	—%	36.0%
Real estate and other investments	3.9%	4.7%
Total	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

Non-U.S. Pension Plans	March 31, 2025		March 31, 2024
	Total	Level 1	Total	Level 1
Cash and cash equivalents	$21,538	$21,538	$374	$374
U.S. equities / equity funds	—	—	8,616	8,616
International equities / equity funds	—	—	4,290	4,290
U.S. fixed income funds	—	—	5,578	5,578
International fixed income funds	—	—	2,477	2,477
Real estate and other (1)	883	—	1,045	1,045
Total	$22,421	$21,538	$22,380	$22,380
(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

Postretirement Health and Life Insurance Benefits
The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2025
Benefit obligation, beginning	$3,525	$1,580	$5,105
Service cost	2	—	2
Interest cost	177	129	306
Effect of currency translation	—	(199)	(199)
Actuarial (gains) losses	(177)	19	(158)
Benefits paid	(156)	(143)	(299)
Benefit obligation, ending	3,371	1,386	4,757
Funded status of the plan	$(3,371)	$(1,386)	$(4,757)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2025
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(334)	$(133)	$(467)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,037)	(1,253)	(4,290)
Funded status of the plan	$(3,371)	$(1,386)	$(4,757)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2024
Benefit obligation, beginning	$3,369	$1,115	$4,484
Service cost	4	—	4
Interest cost	161	117	278
Effect of currency translation	—	10	10
Actuarial losses	160	472	632
Benefits paid	(169)	(134)	(303)
Benefit obligation, ending	3,525	1,580	5,105
Funded status of the plan	$(3,525)	$(1,580)	$(5,105)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2024
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(337)	$(130)	$(467)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,188)	(1,450)	(4,638)
Funded status of the plan	$(3,525)	$(1,580)	$(5,105)

The following assumptions were used to determine postretirement benefit obligations:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.45%	5.35%	5.09%	11.67%	9.72%	10.58%
Health care cost trend rate assumed for next year	6.47%	6.58%	5.49%	8.94%	8.75%	9.40%

Cash Flows
The Company expects to contribute the following to its benefit plans:

	Pension Benefits		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
Fiscal Year 2026	$3,313	$729	$334	$133	$4,509

The Company's contributions to the defined contribution plans are as follows:

	Years Ended March 31,
	2025	2024	2023
Contributions	$4,459	$4,395	$5,478

The following summarizes the expected benefit payments to be paid in future fiscal years, as of March 31, 2025:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
2026	$3,313	$1,729	$334	$133	$5,509
2027	3,246	1,627	323	136	5,332
2028	3,172	1,550	313	140	5,175
2029	3,091	1,586	302	143	5,122
2030	3,002	1,764	292	146	5,204
Thereafter	13,424	10,552	1,293	787	26,056
Total	$29,248	$18,808	$2,857	$1,485	$52,398

21. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007, with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2025, the assessment for intrastate trade tax credits taken is $2,299 and the total assessment including penalties and interest is $9,774. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the consolidated financial statements of the Company.

Other Matters
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

22. Other Comprehensive Income (Loss)

The following summarizes changes in each component of accumulated other comprehensive income, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Income
Balances at March 31, 2022	$(8,873)	$6,328	$6,349	$3,804
Other comprehensive income (loss) before reclassifications	2,481	1,873	1,750	6,104
Amounts reclassified to net loss, net of tax	—	134	(4,527)	(4,393)
Other comprehensive income (loss), net of tax	2,481	2,007	(2,777)	1,711
Balances at March 31, 2023	$(6,392)	$8,335	$3,572	$5,515
Other comprehensive income (loss) before reclassifications	700	(4,436)	1,698	(2,038)
Amounts reclassified to net income, net of tax	—	8,867	(4,558)	4,309
Other comprehensive income (loss), net of tax	700	4,431	(2,860)	2,271
Balances at March 31, 2024	$(5,692)	$12,766	$712	$7,786
Other comprehensive (loss) income before reclassifications	(353)	62	(2,226)	(2,517)
Amounts reclassified to net income, net of tax	—	(312)	2,358	2,046
Other comprehensive (loss) income, net of tax	(353)	(250)	132	(471)
Balances at March 31, 2025	$(6,045)	$12,516	$844	$7,315

The following summarizes amounts by component, reclassified from accumulated other comprehensive income to net income (loss):

	Years Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2025	2024
Pension and postretirement plans(1):
Settlement loss	$—	$4,681	Loss on pension settlement
Actuarial (gain) loss	(581)	6,780	Interest expense
Amortization of prior service cost	3	4	Interest expense
Amounts reclassified from equity to the income statement, gross	(578)	11,465
Tax effects of amounts reclassified from accumulated other comprehensive income to net income	266	(2,598)
Amounts reclassified from equity to the income statement, net	$(312)	$8,867
(1) Amounts are included in net periodic benefit costs for pension and postretirement plans.

	Years Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2025	2024	2023
Derivatives:
Loss (gain) on forward foreign exchange contracts designated as cash flow hedges	$3,185	$(6,356)	$(6,764)	Cost of goods and services sold; selling, general, and administrative expenses(1)
Amounts reclassified from equity to the income statement, gross	3,185	(6,356)	(6,764)
Tax effects of amounts reclassified from accumulated other comprehensive income to net income (loss)	(827)	1,798	2,237
Amounts reclassified from equity to the income statement, net	$2,358	$(4,558)	$(4,527)
(1) For the year ended March 31, 2025, $2,411 was included in cost of goods and services sold and $774 was included in selling, general, and administrative expenses. For the years ended March 31, 2024 and 2023, the gains were included in cost of goods and services sold.

23. Government Assistance

In fiscal year 2024, the Company partnered with the U.S. Agency for International Development ("USAID") to support programs that promote sustainable agriculture developments in certain markets. In conjunction with this partnership, USAID awarded a total of $16,600 in grants to be received over a five-year period based on the achievement of certain agreed-upon milestones. The grants awarded are governed by a fixed-amount cooperative agreement that outlines how the funds should be used, which includes providing crop financing to farmers, acquiring capital assets, and funding certain operating expenses to achieve desired outcomes.

Following the U.S. Executive Order titled "Reevaluating and Realigning U.S. Foreign Aid" of January 20, 2025, the grant award was terminated effective February 25, 2025 and the Company is in the process of utilizing the remaining funds from USAID. The termination of the cooperative agreement did not have a material impact on the Company's consolidated financial condition, results of operations, or cash flows. During the years ended March 31, 2025 and 2024, the Company received $3,840 and $4,900, respectively, in cash grants from USAID.

24. Equity-Based Compensation

On March 21, 2024 and March 19, 2025, the Board of Directors amended and restated the Incentive Plan to increase the number of shares of the Company's common stock authorized to be issued thereunder to 3,220 shares and to 3,612 shares (which amounts are presented in thousands), respectively. Pursuant to the Incentive Plan, prior to May 10, 2024, the Company granted time-vesting restricted stock units, with the vesting of these restricted stock units being subject to continued employment or service through specified dates and the condition that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by March 31, 2028 (the "Listing Condition").

On May 10, 2024 (the "Modification Date"), the restricted stock units granted under the Incentive Plan that were outstanding immediately prior to that date were amended to extend the period by which the Listing Condition must be satisfied for the vesting of such restricted stock units from March 31, 2028 to March 31, 2031 and to provide that the Listing Condition shall be deemed to be satisfied on March 31, 2031, regardless of whether the Company’s common stock has been listed by that date on a national securities exchange or foreign securities exchange and would vest earlier upon the occurrence of a "Change in Control" (as defined in the Incentive Plan) as a result of a merger, consolidation, share exchange or sale of all or substantially all of the assets of the Company (a "change-in-control event"). On the Modification Date, the amended Listing Condition was rendered nonsubstantive, and recipients of the outstanding restricted stock units had satisfied the continued service requirement, meaning the then-outstanding restricted stock units were fully earned for vesting.

Performance-based stock units awarded under the Incentive Plan prior to the fiscal year ended March 31, 2025 provided for the issuance of shares based on satisfaction of performance criteria over a three-year measurement period ended March 31, 2024, subject to continued employment, with payouts at 50% of the target level upon satisfaction of threshold performance levels, 100% of the target level upon satisfaction of target performance levels and 150% of the target level upon performance equaling or exceeding the maximum performance levels, with payouts interpolated for performance between these levels. Such performance-based restricted stock units were subject to an additional condition to vesting that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by a specified date. The performance criteria for these performance-based stock units were not satisfied at the threshold level for the three-year measurement period ended March 31, 2024 and all such performance-based stock units were forfeited.

During the year ended March 31, 2025, the Company recognized total equity-based compensation expense of $4,110, which is recorded in selling, general, and administrative expenses within the consolidated statements of operations. The modified time-vesting restricted stock units accounted for $3,263 of the total equity-based compensation recognized year-to-date to reflect the cumulative catch-up required on the Modification Date. No equity-based compensation expense was recognized in the years ended March 31, 2024 and 2023.

Restricted Stock Units
Restricted stock units granted under the Incentive Plan in the fiscal year ended March 31, 2025 are earned ratably, subject to continued employment, from the date of the award to March 31, 2027 for awards to employees and are earned, subject to continued service, from the date of the award to the earlier of August 15, 2025 or the Company's next annual shareholders meeting for awards to certain members of the Board of Directors of Pyxus. Restricted stock units vest upon the earlier of March 31, 2031 or upon the occurrence of a change-in-control event or the listing of Pyxus' common stock in certain stock exchanges (a "liquidity event"). The following summarizes activity for restricted stock units:

(in thousands except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2024(1)	956	$3.50
Granted	862	3.41
Canceled or forfeited	(94)	3.50
Nonvested, March 31, 2025	1,724	$3.46
(1) The weighted average grant date fair value per share is as of the Modification Date, the date at which these outstanding units were fully earned for vesting.

Unrecognized compensation costs for restricted stock units were $1,851 as of March 31, 2025, and are expected to be recognized over a weighted average period of 1.96 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Performance-Based Stock Units
Performance-based stock units granted under the Incentive Plan in the fiscal year ended March 31, 2025 will vest if the per share price achieved in a liquidity event equals or exceeds the specified target level. The amount of common stock shares to be issued after a liquidity event will range from 0% to 200% of the number of performance-based stock units granted, contingent upon the per share price achieved in the liquidity event and subject to continued employment through the date of the liquidity event. A liquidity event was not probable as of March 31, 2025. As a result, no equity-based compensation expense was recognized for the performance-based stock units in the year ended March 31, 2025. The following summarizes activity for performance-based stock units (at the target performance level):

(in thousands except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2024	589	$—
Granted	605	4.36
Canceled or forfeited(1)	(642)	4.36
Nonvested, March 31, 2025*	553	$4.36
*Amounts may not equal totals due to rounding.
(1) On the Modification Date, the performance-based restricted stock units granted under the Incentive Plan that were outstanding at March 31, 2024 were canceled as the vesting requirements were not met.

25. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Years Ended March 31,
	2025	2024	2023
Sales	$16,512	$25,059	$22,695
Purchases	214,341	204,193	158,140
Dividends received	12,449	14,486	12,677

The Company included the following related party balances in its consolidated balances sheets:

	March 31,
	2025	2024	Location in Consolidated Balance Sheet
Accounts receivable, related parties	$50	$50	Other receivables
Accounts payable, related parties	19,731	35,396	Accounts payable
Advances from related parties	—	12,533	Advances from customers

Transactions with Significant Shareholders
As described in "Note 15. Debt Arrangements," funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") entered into the Support Agreement, and received the New Secured Debt pursuant to the Debt Exchange Transactions. The Company paid a total of $1,575 in transaction costs incurred by the parties receiving the New Secured Debt in the Debt Exchange Transactions, of which an aggregate $910 related to costs paid on behalf of the Investor-Affiliated Funds.

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

On August 21, 2024, the Company entered into a privately negotiated transaction with CI Investments, Inc. ("CI Investments"), which at that time was a beneficial owner of greater than five percent of the Company's common stock outstanding, to repurchase 392 (which amount is presented in thousands) shares of its common stock for approximately $1,000, inclusive of broker commission fees, which transaction was completed on August 22, 2024. This transaction was approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus. Following the completion of this transaction and other contemporaneous dispositions of the Company’s common stock by CI Investments, CI Investments ceased to be a beneficial owner of more than five percent of the Company's common stock outstanding.

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of March 31, 2025 included $1,600 of interest payable to Investor-Affiliated Funds and $4,239 of interest payable to Investor-Affiliated Funds and CI Investments as of March 31, 2024. Interest expense as presented in the consolidated statements of operations included $24,416, $40,909 and $35,649 for the years ended March 31, 2025, 2024, and 2023, respectively, that related to the Investor-Affiliated Funds and CI Investments for the period during which such persons' beneficial ownership of the Company's common stock was five percent or more of the Company's common stock outstanding.

The holders of senior debt that are parties to the Debt Repurchase Agreement entered into on March 21, 2024, are funds affiliated with the Monarch Investor and of which the Monarch Investor is the investment advisor. The Debt Repurchase Agreement and the transactions contemplated thereby, including the exercise by Pyxus Holdings of its right to purchase the Pyxus Term Loans and additional 2027 Notes thereunder, were approved, and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus. Under the terms of the Debt Repurchase Agreement, the Company has paid the following amounts to funds affiliated with the Monarch Investor:

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

26. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company's sole reportable segment) to the consolidated financial statements:

	Years Ended March 31,
	2025	2024	2023
Sales and other operating revenues:
Leaf	$2,470,984	$2,029,615	$1,900,558
All Other	10,276	2,944	14,323
Consolidated sales and other operating revenues	2,481,260	2,032,559	1,914,881

Cost of goods and services sold:
Leaf	2,125,756	1,714,053	1,636,378
All Other	12,520	6,171	17,486
Consolidated cost of goods and services sold	2,138,276	1,720,224	1,653,864

Selling, general, and administrative expenses:
Leaf	164,228	154,074	139,160
All Other	6,770	6,836	12,371
Consolidated selling, general, and administrative expenses	170,998	160,910	151,531

Other segment items:(1)
Leaf	16,714	8,281	7,964
All Other	(304)	1,158	3,059
Consolidated other segment items	16,410	9,439	11,023

Leaf segment operating income	164,286	153,207	117,056
All Other operating loss	(8,710)	(11,221)	(18,593)
Restructuring and asset impairment charges	2,259	4,799	4,685
Consolidated operating income	153,317	137,187	93,778
Gain on debt retirement	8,178	15,914	—
Loss on deconsolidation/disposition of subsidiaries	—	—	648
Loss on pension settlement	—	12,008	2,588
Interest expense, net	128,041	125,620	113,164
Income (loss) before income taxes and other items	$33,454	$15,473	$(22,622)
(1) Represents the other expense, net caption within the consolidated statements of operations. See "Note 4. Other Expense, Net" for additional information.

	March 31, 2025
	Leaf	All Other	Total
Segment assets	$1,466,400	$37,443	$1,503,843
Trade and other receivables, net	204,054	175	204,229
Equity in net assets of investee companies	90,238	6,690	96,928
Depreciation and amortization	18,772	1,562	20,334
Capital expenditures	21,137	2,977	24,114

	March 31, 2024
	Leaf	All Other	Total
Segment assets	$1,616,486	$41,427	$1,657,913
Trade and other receivables, net	187,083	336	187,419
Equity in net assets of investee companies	94,609	6,636	101,245
Depreciation and amortization	17,767	1,483	19,250
Capital expenditures	18,062	2,973	21,035

The following summarizes geographic information for sales and other operating revenues by destination of the product shipped:

	Years Ended March 31,
	2025	2024	2023
Sales and Other Operating Revenues:
China	$497,437	$362,778	$338,174
U.S.	244,556	192,745	220,266
Indonesia	227,369	215,491	170,492
United Arab Emirates	213,321	182,687	182,306
Belgium (1)	160,337	156,085	132,456
Egypt	133,023	43,495	52,428
Turkey	84,957	62,089	50,559
Other	920,260	817,189	768,200
Total	$2,481,260	$2,032,559	$1,914,881
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

The following summarizes the customers, including their respective affiliates, that account for 10% or more of total sales and other operating revenues for the respective periods, as indicated by an "x":

Years Ended March 31,
	2025	2024	2023
British American Tobacco			x
China National Tobacco Corporation	x	x	x
Japan Tobacco International	x	x
Philip Morris International Inc.	x	x	x

The following summarizes geographic information for property, plant, and equipment by location:

	March 31,
	2025	2024
Property, Plant, and Equipment, Net:
Brazil	$33,720	$31,455
Malawi	26,091	28,400
Zimbabwe	24,049	22,861
U.S.	22,293	21,429
Other	11,304	11,565
Jordan	9,588	10,664
Tanzania	11,131	7,784
Total	$138,176	$134,158

27. Subsequent Events

Securitized Receivables
On May 1, 2025, the investment limit of the Finacity Facility was decreased from $160,000 to $120,000 of trade receivables. On May 30, 2025, the existing facility arrangement was extended to May 31, 2026, and, during specified periods, allows the Company to request a temporary increase with a 30-day notice.

Fourth Amendment to the ABL Credit Facility
On May 12, 2025, Pyxus Holdings, certain subsidiaries of Pyxus Holdings, and the Company and its wholly owned subsidiary, Pyxus Parent, entered into a Fourth Amendment to the ABL Credit Agreement (the "ABL Amendment"), with the lenders party thereto and PNC Bank, National Association, as Administrative Agent and Collateral Agent. The ABL Amendment amends the ABL Credit Agreement to, among other things:

•increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility by $30,000 from $120,000 to $150,000,
•reduce the margin for the interest rate by 0.25% per annum from 3.00% to 2.75% and eliminate the SOFR adjustment charge,
•reduce the commitment fee for the unused amounts of the ABL Credit Facility to 0.25%, and
•extend the maturity to May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of (i) the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027) or (ii) any indebtedness that refinances any of the foregoing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pyxus International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes — Accounting for Uncertainty in Income Taxes — Refer to Note 1 and Note 5 to the financial statements

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

We identified certain uncertain tax positions as a critical accounting matter because of the significant estimates and assumptions involved in recording uncertain tax positions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions utilized in the Company’s determination of these uncertain tax positions included the following, among others:

•With the assistance of our income tax specialists, we read and evaluated management’s documentation, including relevant accounting policies, relevant authoritative tax literature, and information obtained by management from outside tax specialists and attorneys, that detailed the basis of these uncertain tax positions.
•With the assistance of our income tax specialists, we evaluated management’s judgment of the appropriate unit of account for unrecognized tax benefits and audited the measurement calculations, as applicable.
•We challenged the reasonableness of management’s judgments regarding the future resolution of these uncertain tax positions, through evaluating the technical merits of uncertain tax positions by considering how tax law, including statutes, regulations, and case law, impacted management’s judgments and through consideration of the Company’s history of settlements.
•For these uncertain tax positions that had not been settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition or measurement of uncertain tax positions through evaluation of correspondence with taxing authorities and evaluation of changes to issued guidance.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 10, 2025

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2025.

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

i.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company's status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Executive Officers of Pyxus International, Inc.
The following information is furnished with respect to the Company's executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	61	President and Chief Executive Officer
Dustin L. Styons	43	Interim Chief Financial Officer and Executive Vice President - Business Strategy & Sales
Scott A. Burmeister	48	Executive Vice President - Chief Operating Officer
Tracy G. Purvis	63	Executive Vice President - Global Business & Information Services
Fernanda Goncalves	46	Senior Vice President - Chief Human Resources Officer
T. David Singer	45	Senior Vice President - Chief Legal Officer and Secretary

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

Dustin L. Styons has had a multifaceted career with the Company and its predecessors. In September 2023, he was appointed as Executive Vice President - Business Strategy & Sales and, in February 2025, he was appointed to the additional role of Interim Chief Financial Officer. Prior to his appointment as Executive Vice President - Business Strategy & Sales, he served as Vice President, Corporate Finance and Business Development of the Company since May 2021 and as Senior Vice President and Chief Financial Officer of AOI since September 2020, after having served as Regional Financial Director, North & Central America of the Company’s predecessor since February 2017. Before that, Mr. Styons served in positions of increasing responsibility in finance with the Company’s predecessor, including FP&A, Risk Management, Treasury and Corporate Audit.

Scott A. Burmeister has served as Executive Vice President - Chief Operating Officer since September 2023, with over 28 years of prior multinational management and operating experience with the Company’s leaf tobacco subsidiary, Alliance One International, LLC ("AOI"), and its subsidiaries and predecessors. He has served as Regional Director, Europe, Middle East & Africa from September 2020 to September 2023 and before that served as Managing Director, Turkey and Regional Director, Europe from October 2015. He served as Managing Director of AOI’s Bulgarian subsidiary from January 2010, having previously served as that subsidiary’s Sales Director from 2008. Before that, Mr. Burmeister served in positions of increasing responsibility with subsidiaries of AOI’s predecessor in Zimbabwe and Kyrgyzstan, beginning his career in 1996 with a subsidiary in Zimbabwe as a leaf buyer.

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

T. David Singer rejoined the Company in August 2024 and has served as Senior Vice President - Chief Legal Officer and Secretary since then. Prior to rejoining Pyxus, Mr. Singer served as Chief Administrative Officer and General Counsel for Kymera International, a global specialty materials company. Prior to this role, Mr. Singer served on the Company's legal team from August 2018 to May 2022, and before that, served in various legal capacities during his career, including holding senior in-house counsel positions and in private practice as a litigation, corporate and regulatory attorney.

On June 15, 2020, Old Holdco, Inc. (then named Pyxus International, Inc.) ("Old Pyxus") and its then subsidiaries Alliance One International, LLC, Alliance One North America, LLC, Alliance One Specialty Products, LLC and GSP Properties, LLC (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to implement a prepackaged Chapter 11 plan of reorganization to effectuate a financial restructuring of Old Pyxus’ secured debt. On August 21, 2020, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the "Plan") filed by the Debtors in the Chapter 11 Cases. On August 24, 2020, the Plan became effective in accordance with its terms, and the Debtors emerged from the Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and the Plan, Old Pyxus completed a series of transactions pursuant to which the business assets and operations of Old Pyxus were vested in Pyxus Holdings, Inc., which is an indirect subsidiary of the Company. Pursuant to the Confirmation Order and the Plan, at the effectiveness of the Plan, all outstanding shares of common stock, and rights to acquire the common stock, of Old Pyxus were cancelled and the shares of common stock of the Company were delivered to certain creditors of Old Pyxus. Each of Mr. Sikkel and Ms. Purvis served as executive officers of Old Pyxus, in the capacities described above, at the commencement of the Chapter 11 Cases.

Audit Committee
The information included in the Proxy Statement under the headings "Board of Directors - Board Committees and Membership" and "Audit Matters" is incorporated herein by reference.

Section 16(a) Compliance
The information included in the Proxy Statement under the heading "Ownership of Equity Securities - Section 16(a) Reports" is incorporated herein by reference.

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

Insider Trading Policy
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors - Compensation of Directors" and "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2025
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders (1)	2,829,590	—	782,566
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total (2)	2,829,590	—	782,566

(1) The awards outstanding on March 31, 2025 under the Incentive Plan are restricted stock units and performance-based restricted stock units awarded to employees and stock units awarded to non-employee directors. The amounts presented in the table assume the number of shares to be issued upon vesting of the performance-based restricted stock units is based on the maximum level of performance.

(2) On November 18, 2020, the Board of Directors of the Company adopted the Pyxus International, Inc. 2020 Incentive Plan (as amended, the "Incentive Plan") which initially authorized the issuance of 2,200,000 shares of the Company's common stock pursuant to awards thereunder and which was approved at the 2021 annual meeting of shareholders on August 19, 2021. On March 21, 2024, the Board of Directors amended and restated the Incentive Plan to increase the number of shares of the Company's common stock that may be issued thereunder to 3,220,000, which was approved at the 2024 annual meeting of shareholders on August 15, 2024. On March 19, 2025, the Board of Directors further amended and restated the Incentive Plan to increase the number of shares of the Company's common stock that may be issued thereunder to 3,612,156. The Incentive Plan permits the grant of options, stock appreciation rights (or SARs), stock awards, stock unit awards, performance share awards, and incentive awards.

(3) The awards outstanding as of March 31, 2025 under the Incentive Plan do not have an exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Pyxus International, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Operations - Years ended March 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income (Loss) - Years ended March 31, 2025, 2024, and 2023
•Consolidated Balance Sheets - March 31, 2025 and 2024
•Consolidated Statements of Stockholders' Equity - Years ended March 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows - Years ended March 31, 2025, 2024, and 2023

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

10.12	Pyxus International, Inc. Amended and Restated 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2025 (File No. 000-25734). †

10.13	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.09 to the registrant's Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.14	Form of Restricted Stock Unit Award Agreement (2024), incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 14, 2024 (File No. 000-25734). †

10.15	Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.10 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.16	Form of Performance-based Stock Unit Award Agreement (2024), incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 14, 2024 (File No. 000-25734). †

10.17	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly report on Form 10-Q for the period ended December 31, 2024 (File No. 000-25734). †

10.18	Pyxus International, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 14, 2024 (File No. 000-25734). †

10.19	Fourth Amendment to ABL Credit Agreement dated as of May 12, 2025 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2025 (File No. 000-25734).

10.20	Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Old Holdco, Inc. for the period ended December 31, 2008, filed on February 17, 2009 (File No. 001-13684). †

10.21	Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Old Holdco, Inc. filed on February 7, 2013 (File No. 001-13684). †

10.22	Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Patrick Fallon, Holly Kim, and Jamie Ashton, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734). †

10.23	Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Robert George, Cynthia Moehring, J. Pieter Sikkel, Richard Topping, John Alphin, and Patrick Bartels, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 000-25734). †

10.24	Employment Contract dated as of December 30, 2019 between Alliance One International Services Limited and Scott Anthony Burmeister, with modifications dated as of August 31, 2020 and September 12, 2023, incorporated by reference to Exhibit 10.20 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2024 filed on June 6, 2024 (File No. 000-25734). †

19	Insider Trading Policy (filed herewith).

21	List of subsidiaries (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). ††

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*).

† Indicates management compensatory plan, contract, or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 2025.

PYXUS INTERNATIONAL, INC.

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 10, 2025.

/s/ J. Pieter Sikkel		/s/ Patrick J. Bartels, Jr.
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Patrick J. Bartels, Jr. Director

/s/ Dustin L. Styons		/s/ Robert D. George
Dustin L. Styons Interim Chief Financial Officer and Executive Vice President - Business Strategy & Sales (Principal Financial Officer)		Robert D. George Director

/s/ Philip C. Garofolo		/s/ Cynthia P. Moehring
Philip C. Garofolo Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)		Cynthia P. Moehring Director

/s/ John S. Alphin		/s/ Richard J.C. Topping
John S. Alphin Director		Richard J.C. Topping Director

/s/ Jamie J. Ashton
Jamie J. Ashton Director