Form 10-Q
period 2025-06-30
PYXUS INTERNATIONAL, INC.
filed 2025-08-06
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of July 31, 2025, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share data)	2025	2024
Sales and other operating revenues	$508,815	$634,855
Cost of goods and services sold	443,189	551,003
Gross profit	65,626	83,852
Selling, general, and administrative expenses	40,369	40,662
Other expense, net	4,176	2,630
Restructuring and asset impairment charges	81	103
Operating income	21,000	40,457
Gain on debt retirement	—	1,323
Interest expense, net	29,767	33,272
(Loss) income before income taxes and other items	(8,767)	8,508
Income tax expense	5,227	6,119
(Loss) income from unconsolidated affiliates, net	(1,269)	2,563
Net (loss) income	(15,263)	4,952
Net income attributable to noncontrolling interests	562	310
Net (loss) income attributable to Pyxus International, Inc.	$(15,825)	$4,642

(Loss) earnings per share:
Basic	$(0.62)	$0.18
Diluted	$(0.62)	$0.18

Weighted average number of shares outstanding:
Basic	25,670	25,461
Diluted	25,670	25,461

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2025	2024
Net (loss) income	$(15,263)	$4,952

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,039	543
Cash flow hedges	1,457	(2,237)
Total other comprehensive income (loss), net of tax	3,496	(1,694)
Total comprehensive (loss) income	(11,767)	3,258
Comprehensive income attributable to noncontrolling interests	562	310
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(12,329)	$2,948

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2025	June 30, 2024	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$96,437	$82,042	$78,254
Restricted cash	4,945	7,061	7,290
Trade receivables, net	206,607	209,053	189,239
Other receivables	16,683	17,042	15,040
Inventories, net	1,121,788	1,014,527	761,951
Advances to tobacco suppliers, net	61,737	43,863	30,745
Recoverable income taxes	11,670	4,070	6,616
Prepaid expenses	50,011	47,270	47,151
Other current assets	21,123	17,219	21,874
Total current assets	1,591,001	1,442,147	1,158,160
Investments in unconsolidated affiliates	95,659	103,818	96,928
Intangible assets, net	27,387	32,728	28,507
Deferred income taxes, net	13,181	8,947	13,567
Long-term recoverable income taxes	4,956	3,985	5,669
Other noncurrent assets	39,315	33,097	33,094
Right-of-use assets	32,033	33,521	29,742
Property, plant, and equipment, net	136,993	134,468	138,176
Total assets	$1,940,525	$1,792,711	$1,503,843

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$880,925	$679,399	$395,030
Accounts payable	124,341	115,312	132,871
Advances from customers	87,374	70,985	135,607
Accrued expenses and other current liabilities	104,162	99,052	90,912
Income taxes payable	10,449	8,706	11,001
Operating leases payable	9,565	7,822	8,514
Current portion of long-term debt	—	20,445	12
Total current liabilities	1,216,816	1,001,721	773,947
Long-term taxes payable	6,195	5,373	5,187
Long-term debt	455,091	531,461	454,850
Deferred income taxes	8,902	6,571	8,818
Liability for unrecognized tax benefits	21,935	19,257	18,635
Long-term leases	19,541	22,456	19,584
Pension, postretirement, and other long-term liabilities	57,805	52,760	57,052
Total liabilities	$1,786,285	$1,639,599	$1,338,073
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608, 25,000 and 24,608)	$393,136	$392,820	$392,899
Retained deficit	(255,950)	(250,649)	(240,125)
Accumulated other comprehensive income	10,811	6,092	7,315
Total stockholders’ equity of Pyxus International, Inc.	147,997	148,263	160,089
Noncontrolling interests	6,243	4,849	5,681
Total stockholders’ equity	154,240	153,112	165,770
Total liabilities and stockholders’ equity	$1,940,525	$1,792,711	$1,503,843

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770
Net (loss) income	—	(15,825)	—	—	—	562	(15,263)
Equity-based compensation	237	—	—	—	—	—	237
Other comprehensive income, net of tax	—	—	2,039	—	1,457	—	3,496
Balance, June 30, 2025	$393,136	$(255,950)	$(4,006)	$12,516	$2,301	$6,243	$154,240

Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive income (loss), net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2025	2024
Operating Activities:
Net (loss) income	$(15,263)	$4,952
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,169	5,127
Debt amortization/interest	2,592	2,828
Gain on debt retirement	—	(1,323)
Loss on foreign currency transactions	7,725	978
Equity-based compensation	237	3,031
(Loss) income from unconsolidated affiliates, net of dividends	1,269	(2,563)
Changes in operating assets and liabilities, net
Trade and other receivables	(52,367)	(72,392)
Inventories and advances to tobacco suppliers	(388,020)	(108,015)
Deferred items	4,529	(899)
Recoverable income taxes	(4,477)	(622)
Payables and accrued expenses	393	(64,786)
Advances from customers	(49,806)	(18,550)
Prepaid expenses	(2,660)	3,883
Income taxes	(838)	326
Other operating assets and liabilities	2,000	(175)
Other, net	(5,770)	(3,976)
Net cash used in operating activities	$(495,287)	$(252,176)

Investing Activities:
Purchases of property, plant, and equipment	$(4,279)	$(5,097)
Collections from beneficial interests in securitized trade receivables	41,007	31,741
Other, net	913	1,304
Net cash provided by investing activities	$37,641	$27,948

Financing Activities:
Net proceeds from short-term borrowings	$476,945	$182,001
Proceeds from revolving loan facilities	81,000	130,000
Repayment of revolving loan facilities	(81,000)	(86,000)
Debt issuance costs	(2,825)	(2,662)
Repayment of long-term borrowings	—	(9,104)
Other, net	361	64
Net cash provided by financing activities	$474,481	$214,299

Effect of exchange rate changes on cash	(997)	(761)

Increase (decrease) in cash, cash equivalents, and restricted cash	15,838	(10,690)
Cash and cash equivalents at beginning of period	78,254	92,569
Restricted cash at beginning of period	7,290	7,224
Cash, cash equivalents, and restricted cash at end of period	$101,382	$89,103
Other information:
Cash paid for income taxes, net	$2,609	$2,679
Cash paid for interest, net	25,988	30,833
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	30,017	60,491

See "Notes to Condensed Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements represent the consolidation of Pyxus International, Inc. (the "Company", "Pyxus", "we", or "us") and all companies that Pyxus directly or indirectly controls, either through majority ownership or otherwise. These condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows have been included.

These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed on June 10, 2025. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

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

Disclosures required under this new ASU and the existing segment profit or loss and assets disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The Company adopted the annual period disclosure requirements for its fiscal year ended March 31, 2025. The interim period disclosure requirements were adopted on April 1, 2025, and are included in "Note 19. Segment Information". The adoption of this new accounting standard resulted in additional disclosures for segment reporting, and did not have an impact on the Company's financial condition, results of operations, or cash flows.

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

	Three Months Ended
	June 30,
	2025	2024
Leaf:
Product revenue	$458,238	$589,217
Processing and other revenues	50,177	41,746
Leaf sales and other operating revenues	508,415	630,963
All Other:
All Other sales and other operating revenues	400	3,892
Total sales and other operating revenues	$508,815	$634,855

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended
	June 30,
	2025	2024
Balance, beginning of period	$(24,035)	$(23,940)
Additions	—	(401)
Write-offs and other adjustments	(264)	306
Balance, end of period	(24,299)	(24,035)
Trade receivables	230,906	233,088
Trade receivables, net	$206,607	$209,053

4. Income Taxes

The Company’s quarterly provision for income taxes for the three months ended June 30, 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusting for discrete items that occurred during the period. The Company’s quarterly provision for income taxes for the three months ended June 30, 2024 was calculated using the discrete method, as allowed under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting. The discrete method used in the prior year calculates income tax expense as if the three-month interim period was an annual period.

The effective tax rate for the three months ended June 30, 2025 and 2024 was (59.6)% and 71.9%, respectively. For the three months ended June 30, 2025, the difference between the Company’s effective rate and the U.S. statutory rate of 21.0% is primarily due to tax expense related to foreign currency gains, liabilities for unrecognized tax benefits, and nondeductible interest expense.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 ("OBBBA"). This legislation includes several changes to U.S. federal income tax law, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and changes to the international tax framework. Certain provisions of the OBBBA are effective for the Company's fiscal year ending March 31, 2026, and the Company is currently evaluating the impact it will have on our condensed consolidated financial statements.

5. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Three Months Ended
	June 30,
	2025	2024
Net (loss) income attributable to Pyxus International, Inc.	$(15,825)	$4,642

Basic weighted average shares outstanding	25,670	25,461
Plus: Dilutive equity awards(1)	—	—
Diluted weighted average shares outstanding	25,670	25,461

(Loss) earnings per share:
Basic	$(0.62)	$0.18
Diluted	$(0.62)	$0.18

(1) For the three months ended June 30, 2025 and 2024, 264 shares and 17 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6. Restricted Cash

The following summarizes the composition of restricted cash:

	June 30, 2025	June 30, 2024	March 31, 2025
Compensating balance for short-term borrowings	$542	$542	$542
Escrow	3,588	3,209	3,534
Grants	357	1,158	3,116
Other	458	2,152	98
Total	$4,945	$7,061	$7,290

7. Inventories, Net

The following summarizes the composition of inventories, net:

	June 30, 2025	June 30, 2024	March 31, 2025
Processed tobacco	$575,922	$605,535	$490,410
Unprocessed tobacco	513,882	375,102	241,832
Other tobacco related	26,089	28,083	25,643
All Other	5,895	5,807	4,066
Total	$1,121,788	$1,014,527	$761,951

8. Equity Method Investments

The following summarizes the Company's equity method investments as of June 30, 2025:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments are due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended
	June 30,
	2025	2024
Statement of operations:
Sales	$46,504	$56,771
Gross profit	7,052	7,187
Net (loss) income	(2,666)	5,239

	June 30, 2025	June 30, 2024	March 31, 2025
Balance sheet:
Current assets	$510,324	$533,214	$419,192
Property, plant, and equipment and other assets	51,932	57,453	49,243
Current liabilities	425,697	438,293	328,818
Long-term obligations and other liabilities	4,150	3,468	4,560

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	June 30, 2025	June 30, 2024	March 31, 2025
Investments in variable interest entities	$89,200	$96,903	$90,239
Receivables with variable interest entities	1,469	3,980	—
Guaranteed amounts to variable interest entities (not to exceed)	15,968	16,392	15,995

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	June 30, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.2 years	$26,101	$(10,513)	$15,588
Technology	3.1 years	11,618	(7,218)	4,400
Trade names	9.2 years	11,300	(3,901)	7,399
Total		$49,019	$(21,632)	$27,387

	June 30, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	8.2 years	$26,101	$(8,338)	$17,763
Technology	4.2 years	12,948	(6,189)	6,759
Trade names	10.2 years	11,300	(3,094)	8,206
Total		$50,349	$(17,621)	$32,728

	March 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.4 years	$26,101	$(9,969)	$16,132
Technology	3.4 years	11,618	(6,844)	4,774
Trade names	9.4 years	11,300	(3,699)	7,601
Total		$49,019	$(20,512)	$28,507

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended
	June 30,
	2025	2024
Amortization expense	$1,120	$1,151

11. Debt Arrangements

The following summarizes debt and notes payable:

(in thousands)	Interest Rate		June 30, 2025	June 30, 2024	March 31, 2025
Senior secured credit facilities:
ABL Credit Facility	7.8%	(1)	$—	$44,000	$—

Senior secured notes:
10.0% Notes Due 2024	10.0%	(1)	—	20,328	—
8.5% Notes Due 2027(2)	8.5%	(1)	146,046	178,423	145,820

Senior secured term loans:
Intabex Term Loans(3)	13.0%	(1)	187,288	186,770	187,144
Pyxus Term Loans(4)	13.0%	(1)	121,757	122,268	121,886

Other Debt:
Other long-term debt	8.8%	(1)	—	117	12
Notes payable(5)	9.0%	(1)	880,925	679,399	395,030
Total debt			$1,336,016	$1,231,305	$849,892

Short-term(5)			$880,925	$679,399	$395,030
Long-term:
Current portion of long-term debt			$—	$20,445	$12
Long-term debt			455,091	531,461	454,850
Total			$455,091	$551,906	$454,862

Letters of credit			$8,939	$7,669	$7,790

(1) Weighted average stated rate for the trailing twelve months ended June 30, 2025 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $146,046 is net of a debt discount of $2,293. Total repayment at maturity is $148,339.
(3) Balance of $187,288 is net of a debt discount of $1,745. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,757 is net of a debt premium of $1,552. Total repayment at maturity is $120,205.
(5) Primarily foreign seasonal lines of credit.
Outstanding Senior Secured Debt

ABL Credit Facility
On February 8, 2022, the Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Agreement was amended on May 12, 2025 to, among other things increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility to $150,000, and to extend the maturity to May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027). A detailed description of the ABL Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

At June 30, 2025, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
On February 6, 2023, Pyxus Holdings entered into the Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. A detailed description of the Intabex Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025. At June 30, 2025, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
On February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. A detailed description of the Pyxus Term Loan Credit Agreement is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025. At June 30, 2025, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 2027 Notes are stated to mature on December 31, 2027. A detailed description of the 2027 Notes and the 2027 Notes Indenture is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025. At June 30, 2025, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

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

The Debt Repurchase Agreement and the transactions contemplated thereunder were approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party by a majority of the disinterested members of the Board of Directors of Pyxus. Refer to "Note 18. Related Party Transactions" for additional information.

Other Outstanding Debt

2024 Notes
The 2024 Notes bore interest at a rate of 10.0% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. On August 26, 2024, upon maturity of the 2024 Notes, Pyxus Holdings paid $20,442, which included $51 for accrued and unpaid interest, to retire the 2024 Notes.

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its non-U.S. operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. As of June 30, 2025, the total borrowing capacity under individual foreign seasonal lines of credit range up to $144,010. As of June 30, 2025, the aggregate amount available for borrowing under the seasonal lines of credit was $171,220. At June 30, 2025, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $1,025,240, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans, and the 2027 Notes. At June 30, 2025, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the expected fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. As of June 30, 2025, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of June 30, 2025, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of June 30, 2025 and 2024, and March 31, 2025, trade receivables, net in the condensed consolidated balance sheets has been reduced by $1,056, $8,219, and $2,190 as a result of the net settlement, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of June 30, 2025, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	June 30, 2025	June 30, 2024	March 31, 2025
Receivables outstanding in facility	$167,433	$260,973	$355,246
Beneficial interests	16,103	25,640	29,354

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Three Months Ended
	June 30,
	2025	2024
Cash proceeds:
Cash purchase price	$115,034	$243,109
Deferred purchase price	41,007	31,741

13. Guarantees

In certain markets, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated subsidiaries. The following summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2025	June 30, 2024	March 31, 2025
Amounts guaranteed (not to exceed)	$83,519	$79,192	$110,660
Amounts outstanding under guarantee(1)	47,948	41,581	80,045
Fair value of guarantees	3,287	2,611	6,459
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	7,478	526	13,787
(1) Most of the guarantees outstanding at June 30, 2025 expire within one year.

14. Derivative Financial Instruments

The Company uses forward or option currency contracts to manage risks associated with foreign currency exchange rates on foreign operations. These contracts are for green tobacco purchases, processing costs, and selling, general, and administrative expenses. The Company recorded a net gain of $1,868 and $851 from its derivative financial instruments in cost of goods and services sold for the three months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and 2024, and March 31, 2025, the Company recorded current derivative assets of $1,322, $0, and $982 included within other current assets, and current derivative liabilities of $0, $1,834, and $57, included within accrued expenses and other current liabilities, respectively. Refer to "Note 15. Fair Value Measurements" for additional information.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	June 30, 2025	June 30, 2024	March 31, 2025
U.S. Dollar notional outstanding	$14,250	$23,300	$49,500

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025			June 30, 2024			March 31, 2025
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$1,322	$—	$1,322	$—	$—	$—	$982	$—	$982
Securitized beneficial interests	—	16,103	16,103	—	25,640	25,640	—	29,354	29,354
Total assets	$1,322	$16,103	$17,425	$—	$25,640	$25,640	$982	$29,354	$30,336
Financial Liabilities:
Derivative financial instruments	$—	$—	$—	$1,834	$—	$1,834	$57	$—	$57
Long-term debt(1)	439,316	—	439,316	455,789	160	455,949	433,885	12	433,897
Guarantees	—	3,287	3,287	—	2,611	2,611	—	6,459	6,459
Total liabilities	$439,316	$3,287	$442,603	$457,623	$2,771	$460,394	$433,942	$6,471	$440,413
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$29,354	$12	$6,459	$15,036	$160	$5,097
Issuances	30,431	—	300	61,029	—	938
Settlements	(42,023)	(12)	(1,242)	(45,233)	—	(715)
Losses recognized in earnings	(1,659)	—	(2,230)	(5,192)	—	(2,709)
Balance, end of period	$16,103	$—	$3,287	$25,640	$160	$2,611

For the three months ended June 30, 2025 and 2024, the impact to earnings attributable to the change in unrealized losses on securitized beneficial interests was $633 and $1,250, respectively. Gains and losses included in earnings are reported in other expense, net.

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2025, the assessment for intrastate trade tax credits taken is $2,419 and the total assessment including penalties and interest is $10,408. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

17. Equity-Based Compensation

Pursuant to the Pyxus International, Inc. Amended and Restated 2020 Incentive Plan (the "Incentive Plan"), a total of 3,612 shares (which amounts are presented in thousands) have been authorized for grants of equity-based awards to certain employees and non-employee directors. During the three months ended June 30, 2025 and 2024, the Company recognized total equity-based compensation expense of $237 and $3,031, respectively, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations. The amount recorded during the three months ended June 30, 2024 included the impact of a cumulative catch-up adjustment due to the modification on May 10, 2024 of awards then outstanding under the Incentive Plan.

Restricted Stock Units
Restricted stock units granted under the Incentive Plan are earned ratably for certain employees, subject to their continued employment, from the date of the award to March 31, 2027, and for certain non-employee directors, subject to continued board service, from the date of the award to August 14, 2025. Restricted stock units vest upon the earlier of March 31, 2031 or the occurrence of a change-in-control event or a liquidity event as such terms are defined under the restricted stock unit award agreement. The following summarizes activity for restricted stock units:

(in thousands except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	1,724	$3.46
Canceled or forfeited	(23)	3.50
Nonvested, June 30, 2025	1,701	$3.46

Unrecognized compensation cost for restricted stock units is $1,532 as of June 30, 2025, and is expected to be recognized over a weighted average period of 1.75 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Performance-Based Stock Units
Under the terms of the performance-based stock units, the amount of shares to be issued to certain employees (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of June 30, 2025, and accordingly, no equity-based compensation expense has been recognized for performance-based stock units. The following summarizes activity for performance-based stock units (at the target performance level):

(in thousands except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	553	$4.36
Canceled or forfeited	(26)	4.36
Nonvested, June 30, 2025	527	$4.36

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended
	June 30,
	2025	2024
Sales	$9,055	$10,575
Purchases	27,309	34,886

The Company included the following related party balances in its condensed consolidated balance sheets:

	June 30, 2025	June 30, 2024	March 31, 2025	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$1,519	$4,080	$50	Other receivables
Accounts payable, related parties	18,286	12,041	19,731	Accounts payable
Advances from related parties	5,909	1,247	—	Advances from customers

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 11. Debt Arrangements," during the three months ended June 30, 2025.

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

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of June 30, 2025 and 2024, and March 31, 2025, includes $1,499, $1,894, and $1,600, respectively, of interest payable to Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding). Interest expense as presented in the condensed consolidated statements of operations includes $5,466 and $7,261 for the three months ended June 30, 2025 and 2024, respectively, that relates to the Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding).

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

19. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended
	June 30,
	2025	2024
Sales and other operating revenues:
Leaf	$508,415	$630,963
All Other	400	3,892
Consolidated sales and other operating revenues	$508,815	$634,855

Cost of goods and services sold:
Leaf	$443,386	$546,188
All Other	(197)	4,815
Consolidated cost of goods and services sold	$443,189	$551,003

Selling, general, and administrative expenses:
Leaf	$38,735	$38,792
All Other	1,634	1,870
Consolidated selling, general, and administrative expenses	$40,369	$40,662

Other segment items:(1)
Leaf	$4,205	$3,502
All Other	(29)	(872)
Consolidated other segment items	$4,176	$2,630

Leaf segment operating income	$22,089	$42,482
All Other operating loss	(1,008)	(1,922)
Restructuring and asset impairment charges	81	103
Consolidated operating income	$21,000	$40,457
Gain on debt retirement	—	1,323
Interest expense, net	29,767	33,272
(Loss) income before income taxes and other items	$(8,767)	$8,508
(1) Represents the other expense, net caption within the condensed consolidated statements of operations.

	Three months ended
	June 30,
	2025			2024
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$4,800	$369	$5,169	$4,723	$404	$5,127
Capital expenditures	2,008	656	2,664	4,093	255	4,348

	June 30, 2025			June 30, 2024			March 31, 2025
	Leaf	All Other	Total	Leaf	All Other	Total	Leaf	All Other	Total
Assets	$1,904,739	$35,786	$1,940,525	$1,752,886	$39,825	$1,792,711	$1,466,400	$37,443	$1,503,843
Trade and other receivables, net	222,909	381	223,290	225,532	563	226,095	204,054	175	204,229
Equity in net assets of investee companies	89,198	6,461	95,659	96,912	6,906	103,818	90,238	6,690	96,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "guidance", "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2025 and in our other filings with the Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements, the imposition of tariffs and other changes in international trade policies; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the quantity and marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including the conflicts in the Middle East and disruptions affecting shipping in that area; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar or reduced interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation facing our e-liquids business if its products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into the Company's business activities, including but not limited to, leaf tobacco industry buying and other payment practices; and impact of proposed regulations to prohibit the sale of cigarettes and certain other tobacco products in the United States other than low-nicotine versions of those products.

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

Executive Summary
The start to fiscal year 2026 delivered a larger tobacco crop than we experienced in the prior year, and we are pleased with our ability to capture larger quantities of leaf in key markets. As anticipated, first quarter results were below the same period of the prior year as a result of the acceleration of certain customer shipments into the fourth quarter of fiscal year 2025. Despite a 19.9% reduction in sales and other operating revenues to $508.8 million during the three months ended June 30, 2025 from $634.9 million during the three months ended June 30, 2024, the Company's gross margin as a percent of sales remained relatively stable over the same period due mainly to product mix.

Crop purchases in the Southern hemisphere are near completion and have been strong to date as favorable weather conditions have produced larger volumes of better quality leaf when compared to the prior year, which is evident in both Africa and South America, where unfavorable weather conditions dampened the prior-year crop. Our strengthened credit profile enabled us to secure the necessary funds to purchase these larger volumes of green tobacco to satisfy demand from our customers. Our total tobacco inventory balance, comprised of both processed and unprocessed tobacco, of $1,089.8 million at June 30, 2025, puts us in the position to meet the needs of our customers.

Results of Operations

Three Months Ended June 30, 2025 and 2024
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2025	2024	$	%
Consolidated:
Sales and other operating revenues	$508.8	$634.9	(126.1)	(19.9)
Cost of goods and services sold	443.2	551.0	(107.8)	(19.6)
Gross profit	65.6	83.9	(18.3)	(21.8)
Gross profit as a percent of sales	12.9%	13.2%
Selling, general, and administrative expenses	$40.4	$40.7	(0.3)	(0.7)
Other expense, net	4.2	2.6	1.6	61.5
Restructuring and asset impairment charges	0.1	0.1	—	—
Operating income*	21.0	40.5	(19.5)	(48.1)
Gain on debt retirement	—	1.3	(1.3)	(100.0)
Interest expense, net	29.8	33.3	(3.5)	(10.5)
(Loss) income before income taxes and other items	(8.8)	8.5	(17.3)	(203.5)
Income tax expense	5.2	6.1	(0.9)	(14.8)
(Loss) income from unconsolidated affiliates, net	(1.3)	2.6	(3.9)	(150.0)
Net income attributable to noncontrolling interests	0.6	0.3	0.3	100.0
Net (loss) income attributable to Pyxus International, Inc.*	$(15.8)	$4.6	(20.4)	(443.5)

Leaf:
Product revenues	$458.2	$589.2	(131.0)	(22.2)
Tobacco costs	375.7	484.0	(108.3)	(22.4)
Transportation, storage, and other period costs	25.1	24.8	0.3	1.2
Total product cost of goods sold	400.8	508.8	(108.0)	(21.2)
Product gross profit	57.4	80.4	(23.0)	(28.6)
Product gross profit as a percent of sales	12.5%	13.6%

Kilos sold	66.9	95.7	(28.8)	(30.1)
Average price per kilo	$6.85	$6.16	0.69	11.2
Average cost per kilo	5.99	5.32	0.67	12.6
Average gross profit per kilo	0.86	0.84	0.02	2.4

Processing and other revenues	$50.2	$41.8	8.4	20.1
Processing and other costs of services sold	42.6	37.4	5.2	13.9
Processing and other gross profit	7.6	4.4	3.2	72.7
Processing and other gross profit as a percent of sales	15.1%	10.5%

All Other:
Sales and other operating revenues	$0.4	$3.9	(3.5)	(89.7)
Cost of goods and services sold	(0.2)	4.8	(5.0)	(104.2)
Gross profit (loss)	0.6	(0.9)	1.5	166.7
Gross profit (loss) as a percent of sales	150.0%	(23.1)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $126.1 million, or 19.9%, to $508.8 million for the three months ended June 30, 2025 from $634.9 million for the three months ended June 30, 2024. This decline was a result of a 30.1% decrease in kilo volumes sold primarily from Africa and North America due to the timing of certain customer shipments. In the fourth quarter of fiscal year 2025, certain customer orders were accelerated from Africa and North America, which resulted in the year-over-year sales decline that was partially offset by higher average sales prices.

Cost of goods and services sold decreased $107.8 million, or 19.6%, to $443.2 million for the three months ended June 30, 2025 from $551.0 million for the three months ended June 30, 2024. This decrease was mainly due to the reduction in sales and other operating revenues.

Gross profit as a percent of sales decreased to 12.9% for the three months ended June 30, 2025 from 13.2% for the three months ended June 30, 2024. The slight decline was driven by regional and customer sales mix within leaf, partially offset by an increase in processing and other gross profit.

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

The following summarizes our total borrowing capacity at June 30, 2025 and 2024 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	June 30, 2025		June 30, 2024
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$150.0	$150.0	$120.0	$76.0
Foreign seasonal lines of credit	1,025.2	171.2	815.6	169.7
Other long-term debt	—	—	0.4	0.3
Letters of credit	12.3	3.4	10.6	2.9
Total	$1,187.5	$324.6	$946.6	$248.9

The total borrowing capacity under the ABL Credit Facility increased $30.0 million when compared to the prior period as a result of the Fourth Amendment to the ABL Credit Agreement entered into on May 12, 2025, which among other things, increased the aggregate amount of revolving loan commitments from $120.0 million to $150.0 million. The amounts presented as available under the ABL Credit Facility are subject to further limitations from the borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves.

The total borrowing capacity of our foreign seasonal lines of credit increased $209.6 million when compared to the prior year and were primarily utilized to purchase larger volumes of green tobacco. The amounts presented as the remaining amount available for borrowing under the foreign seasonal lines of credit are subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants.

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

(in millions)	June 30, 2025	June 30, 2024	March 31, 2025
Notes payable	$880.9	$679.4	$395.0
Current portion of long-term debt	—	20.4	—
Long-term debt(1)	455.1	531.5	454.9
Total debt liabilities	$1,336.0	$1,231.3	$849.9
Less: Cash and cash equivalents	96.4	82.0	78.3
Net debt	$1,239.6	$1,149.3	$771.6

(1) Fluctuations in long-term debt include borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility, along with repurchases of certain long-term debt. Weighted average borrowings outstanding under the ABL Credit Facility were $57.6 million for the three months ended June 30, 2025.

Net debt increased as of June 30, 2025 when compared to June 30, 2024 due to higher borrowings on our foreign seasonal lines of credit, partially offset by lower borrowings on the ABL Credit Facility and the repurchase of certain long-term debt in August 2024.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	June 30, 2025	June 30, 2024	March 31, 2025
Cash, cash equivalents, and restricted cash	$101.4	$89.1	$85.5
Trade and other receivables, net	223.3	226..1	204.3
Inventories and advances to tobacco suppliers, net	1,183.5	1,058.4	792.7
Recoverable income taxes	11.7	4.1	6.6
Prepaid expenses and other current assets	71.1	64.5	69.0
Total current assets*	$1,591.0	$1,442.1	$1,158.2

Notes payable	$880.9	$679.4	$395.0
Accounts payable	124.3	115.3	132.9
Advances from customers	87.4	71.0	135.6
Accrued expenses and other current liabilities	104.2	99.1	90.9
Income taxes payable	10.4	8.7	11.0
Operating leases payable	9.6	7.8	8.5
Current portion of long-term debt	—	20.4	—
Total current liabilities	$1,216.8	$1,001.7	$773.9

Current ratio	1.3 to 1	1.4 to 1	1.5 to 1
Working capital	$374.2	$440.4	$384.3
* Amounts may not equal column totals due to rounding

Working capital declined from June 30, 2024 to June 30, 2025 by $66.2 million, or 15.0%, driven by higher borrowings on our foreign seasonal lines of credit to fund the purchases of larger volumes of green tobacco, particularly in Africa and South America.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	June 30, 2025	June 30, 2024	March 31, 2025
Committed	$562.3	$590.8	$482.8
Uncommitted	13.6	14.7	7.6
Total processed tobacco	$575.9	$605.5	$490.4

Total processed tobacco decreased from June 30, 2024 to June 30, 2025 by $29.6 million, or 4.9%, primarily from lower inventory costs of the current crop that has been processed in South America. Uncommitted levels of processed tobacco remain low due to strong demand from our customers. While undersupply conditions have persisted in the global tobacco market in recent periods, the larger crops experienced in Africa and South America are anticipated to provide a more balanced position. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Sources and Uses of Cash
We typically finance our non-U.S. tobacco operations with committed and uncommitted short-term foreign seasonal lines of credit, normally extending for a term of 180 to 365 days, corresponding to the tobacco crop cycle in that market. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans. These short-term seasonal lines of credit are generally renewed at the outset of each tobacco season. We maintain various other financing arrangements to meet the cash requirements of our businesses. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign credit lines.

As of June 30, 2025, our cash, cash equivalents, and restricted cash was $101.4 million, of which approximately $79.1 million was held in non-U.S. jurisdictions for non-U.S. working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Three Months Ended
	June 30,
(in millions)	2025	2024
Net (loss) income	$(15.3)	$5.0
Inventories and advances to tobacco suppliers	(388.0)	(108.0)
Payables and accrued expenses	0.4	(64.8)
Advances from customers	(49.8)	(18.6)
Other	(42.6)	(65.8)
Net cash used in operating activities	$(495.3)	$(252.2)
Collections from beneficial interests in securitized trade receivables	41.0	31.7
Other	(3.4)	(3.8)
Net cash provided by investing activities	$37.6	$27.9
Net proceeds from short-term borrowings	476.9	182.0
Net proceeds from revolving loan facilities	—	44.0
Repayment of long-term borrowings	—	(9.1)
Other	(2.4)	(2.6)
Net cash provided by financing activities	$474.5	$214.3
Effect of exchange rate changes on cash	(1.0)	(0.8)
Increase (decrease) in cash, cash equivalents, and restricted cash*	$15.8	$(10.7)

* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by $26.5 million. This increase was driven by higher net proceeds received from foreign seasonal lines of credit, partially offset by an increase in cash used in operations to fund purchases of larger crops.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets to enhance our sustainability efforts or increase efficiencies, which we believe will add value to our customers. We incurred approximately $4.3 million in capital expenditures for the three months ended June 30, 2025, and are expecting to incur an additional $21.8 million for the remainder of the fiscal year ending March 31, 2026.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Three Months Ended
(in millions)	June 30, 2025
Contributions made during the period	$1.1
Contributions expected for the remainder of the fiscal year	3.4
Total	$4.5

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since March 31, 2025. For information regarding our critical accounting estimates, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures since March 31, 2025. For a discussion of our exposure to market risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2025.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 16. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended June 30, 2025.

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

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the three months ended June 30, 2025. As of June 30, 2025, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1	Fourth Amendment to ABL Credit Agreement dated as of May 12, 2025 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2025 (File No. 000-25734).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: August 6, 2025	/s/ Christopher G. Meredith
Christopher G. Meredith
Corporate Controller
(Principal Accounting Officer)