Form 10-Q
period 2025-09-30
PYXUS INTERNATIONAL, INC.
filed 2025-11-12
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of October 31, 2025, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Sales and other operating revenues	$570,210	$566,383	$1,079,025	$1,201,238
Cost of goods and services sold	482,421	490,914	925,610	1,041,917
Gross profit	87,789	75,469	153,415	159,321
Selling, general, and administrative expenses	40,142	38,875	80,511	79,537
Other expense, net	879	3,292	5,055	5,922
Restructuring and asset impairment charges	40	224	121	327
Operating income	46,728	33,078	67,728	73,535
Gain on debt retirement	—	6,855	—	8,178
Interest expense, net	37,922	35,750	67,689	69,022
Income before income taxes and other items	8,806	4,183	39	12,691
Income tax expense	10,305	8,041	15,532	14,160
Income (loss) from unconsolidated affiliates, net	597	585	(672)	3,148
Net (loss) income	(902)	(3,273)	(16,165)	1,679
Net (loss) income attributable to noncontrolling interests	(23)	(46)	539	264
Net (loss) income attributable to Pyxus International, Inc.	$(879)	$(3,227)	$(16,704)	$1,415

(Loss) earnings per share:
Basic	$(0.03)	$(0.12)	$(0.65)	$0.06
Diluted	$(0.03)	$(0.12)	$(0.65)	$0.06

Weighted average number of shares outstanding:
Basic	25,806	25,825	25,739	25,683
Diluted	25,806	25,825	25,739	25,683

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(902)	$(3,273)	$(16,165)	$1,679

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(477)	278	1,562	821
Cash flow hedges	(1,016)	1,266	441	(971)
Total other comprehensive (loss) income, net of tax	$(1,493)	$1,544	$2,003	$(150)
Total comprehensive (loss) income	(2,395)	(1,729)	(14,162)	1,529
Comprehensive (loss) income attributable to noncontrolling interests	(23)	(46)	539	264
Comprehensive (loss) income attributable to Pyxus International, Inc.	$(2,372)	$(1,683)	$(14,701)	$1,265

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2025	September 30, 2024	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$99,237	$123,486	$78,254
Restricted cash	7,211	7,446	7,290
Trade receivables, net	195,364	226,376	189,239
Other receivables	18,878	11,125	15,040
Inventories, net	1,135,183	974,570	761,951
Advances to tobacco suppliers, net	86,559	77,999	30,745
Recoverable income taxes	13,058	2,988	6,616
Prepaid expenses	51,577	43,095	47,151
Other current assets	19,788	18,988	21,874
Total current assets	1,626,855	1,486,073	1,158,160
Investments in unconsolidated affiliates	96,256	104,403	96,928
Intangible assets, net	26,274	31,587	28,507
Deferred income taxes, net	12,341	7,121	13,567
Long-term recoverable income taxes	5,118	4,008	5,669
Other noncurrent assets	41,552	34,916	33,094
Right-of-use assets	29,573	32,420	29,742
Property, plant, and equipment, net	139,015	136,146	138,176
Total assets	$1,976,984	$1,836,674	$1,503,843

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$908,037	$744,779	$395,030
Accounts payable	134,157	152,594	132,871
Advances from customers	82,346	75,796	135,607
Accrued expenses and other current liabilities	109,242	103,393	90,912
Income taxes payable	12,425	13,589	11,001
Operating leases payable	9,136	8,279	8,514
Current portion of long-term debt	—	89	12
Total current liabilities	1,255,343	1,098,519	773,947
Long-term taxes payable	5,823	2,573	5,187
Long-term debt	455,311	489,470	454,850
Deferred income taxes	8,128	6,303	8,818
Liability for unrecognized tax benefits	24,546	12,510	18,635
Long-term leases	18,302	21,617	19,584
Pension, postretirement, and other long-term liabilities	57,565	54,923	57,052
Total liabilities	$1,825,018	$1,685,915	$1,338,073
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608 for all periods)	$393,392	$392,421	$392,899
Retained deficit	(256,829)	(253,876)	(240,125)
Accumulated other comprehensive income	9,318	7,636	7,315
Total stockholders’ equity of Pyxus International, Inc.	145,881	146,181	160,089
Noncontrolling interests	6,085	4,578	5,681
Total stockholders’ equity	151,966	150,759	165,770
Total liabilities and stockholders’ equity	$1,976,984	$1,836,674	$1,503,843

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770
Net (loss) income	—	(15,825)	—	—	—	562	(15,263)
Equity-based compensation	237	—	—	—	—	—	237
Other comprehensive income, net of tax	—	—	2,039	—	1,457	—	3,496
Balance, June 30, 2025	$393,136	$(255,950)	$(4,006)	$12,516	$2,301	$6,243	$154,240
Net loss	—	(879)	—	—	—	(23)	(902)
Dividends	—	—	—	—	—	(135)	(135)
Equity-based compensation	256	—	—	—	—	—	256
Other comprehensive loss, net of tax	—	—	(477)	—	(1,016)	—	(1,493)
Balance, September 30, 2025	$393,392	$(256,829)	$(4,483)	$12,516	$1,285	$6,085	$151,966

Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive income (loss), net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112
Net loss	—	(3,227)	—	—	—	(46)	(3,273)
Dividends	—	—	—	—	—	(225)	(225)
Equity-based compensation	601	—	—	—	—	—	601
Share repurchases	(1,000)	—	—	—	—	—	(1,000)
Other comprehensive income, net of tax	—	—	278	—	1,266	—	1,544
Balance, September 30, 2024	$392,421	$(253,876)	$(4,871)	$12,766	$(259)	$4,578	$150,759

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	September 30,
(in thousands)	2025	2024
Operating Activities:
Net (loss) income	$(16,165)	$1,679
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,367	10,192
Debt amortization/interest	5,440	5,755
Gain on debt retirement	—	(8,178)
Loss on foreign currency transactions	7,428	2,514
Equity-based compensation	493	3,632
Loss (income) from unconsolidated affiliates, net of dividends	672	(3,148)
Changes in operating assets and liabilities, net
Trade and other receivables	(111,137)	(150,636)
Inventories and advances to tobacco suppliers	(428,049)	(100,688)
Deferred items	6,738	(7,287)
Recoverable income taxes	(5,769)	448
Payables and accrued expenses	15,190	(20,317)
Advances from customers	(54,276)	(14,072)
Prepaid expenses	(5,151)	9,246
Income taxes	931	5,111
Other operating assets and liabilities	1,115	(6,764)
Other, net	(8,755)	(7,756)
Net cash used in operating activities	$(580,928)	$(280,269)

Investing Activities:
Purchases of property, plant, and equipment	$(9,730)	$(9,784)
Collections from beneficial interests in securitized trade receivables	108,811	101,597
Other, net	2,726	1,703
Net cash provided by investing activities	$101,807	$93,516

Financing Activities:
Net proceeds from short-term borrowings	$505,965	$244,223
Proceeds from revolving loan facilities	141,000	165,000
Repayment of revolving loan facilities	(141,000)	(130,000)
Debt issuance costs	(3,808)	(2,808)
Repayment of long-term borrowings	—	(55,822)
Other, net	298	(563)
Net cash provided by financing activities	$502,455	$220,030

Effect of exchange rate changes on cash	(2,430)	(2,138)

Increase in cash, cash equivalents, and restricted cash	20,904	31,139
Cash and cash equivalents at beginning of period	78,254	92,569
Restricted cash at beginning of period	7,290	7,224
Cash, cash equivalents, and restricted cash at end of period	$106,448	$130,932
Other information:
Cash paid for income taxes, net	$9,664	$14,236
Cash paid for interest, net	47,256	51,966
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	79,009	116,911

See "Notes to Condensed Consolidated Financial Statements"

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements represent the consolidation of Pyxus International, Inc. (the "Company," "Pyxus," "we," "us," or "our") and all companies that Pyxus directly or indirectly controls, either through majority ownership or otherwise. These condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows have been included.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, to include a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. This new practical expedient allows an entity to assume current economic conditions as of the balance sheet date will not change for the life of the asset, thereby eliminating the need for an entity to develop and consider reasonable and supportable forecasts of future economic conditions. This amendment is effective for the Company's fiscal year beginning April 1, 2026, including interim periods within that fiscal year. Early adoption is permitted. This amendment is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, changing the existing model used to determine when cost capitalization is to occur based on various project stages of software development with a more modern approach that introduces a probable-to-complete recognition threshold. The scope of this new guidance also includes the costs an entity incurs to implement a cloud computing arrangement as a customer. This amendment is effective for the Company's annual and interim periods beginning April 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact this new accounting standard will have on its financial condition, results of operations, and cash flows.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Leaf:
Product revenue	$511,197	$515,813	$969,435	$1,105,030
Processing and other revenues	55,454	48,358	105,631	90,104
Leaf sales and other operating revenues	566,651	564,171	1,075,066	1,195,134
All Other:
All Other sales and other operating revenues	3,559	2,212	3,959	6,104
Total sales and other operating revenues	$570,210	$566,383	$1,079,025	$1,201,238

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$(24,299)	$(24,035)	$(24,035)	$(23,940)
Additions	(83)	(227)	(83)	(628)
Write-offs and other adjustments	617	12	353	318
Balance, end of period	(23,765)	(24,250)	(23,765)	(24,250)
Trade receivables	219,129	250,626	219,129	250,626
Trade receivables, net	$195,364	$226,376	$195,364	$226,376

4. Income Taxes

The Company’s provision for income taxes for the three and six months ended September 30, 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusting for discrete items that occurred during the period. The Company’s provision for income taxes for the three and six months ended September 30, 2024 was calculated using the discrete method, as allowed under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting. The discrete method used in the prior year calculates income tax expense as if the six-month interim period was an annual period.

The effective tax rate for the three months ended September 30, 2025 and 2024 was 117.0% and 192.2%, respectively. For the three months ended September 30, 2025, the difference between the Company's effective tax rate and the U.S. statutory rate of 21.0% is primarily due to tax expense related to foreign currency gains, the liability for unrecognized tax benefits, and non-deductible interest expense.

The effective tax rate for the six months ended September 30, 2025 was not meaningful due to near break-even income before income taxes for the period. The effective tax rate for the six months ended September 30, 2024 was 111.6%. For the six months ended September 30, 2025, tax expense is impacted by foreign currency gains, the liability for unrecognized tax benefits, and non-deductible interest expense.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 ("OBBBA"). This legislation includes several changes to U.S. federal income tax law, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and changes to the international tax framework. The Company has included the effects of the OBBBA in its current-period provision for income taxes and determined it did not have a material impact on our estimated annual effective tax rate for the fiscal year ending March 31, 2026.

5. (Loss) Earnings Per Share

The following summarizes the computation of (loss) earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income attributable to Pyxus International, Inc.	$(879)	$(3,227)	$(16,704)	$1,415

Basic weighted average shares outstanding	25,806	25,825	25,739	25,683
Plus: Dilutive equity awards(1)	—	—	—	—
Diluted weighted average shares outstanding	25,806	25,825	25,739	25,683

(Loss) earnings per share:
Basic	$(0.03)	$(0.12)	$(0.65)	$0.06
Diluted	$(0.03)	$(0.12)	$(0.65)	$0.06

(1) For the three and six months ended September 30, 2025, 186 shares and 225 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive. For the three and six months ended September 30, 2024, 96 shares and 82 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6. Restricted Cash

The following summarizes the composition of restricted cash:

	September 30, 2025	September 30, 2024	March 31, 2025
Compensating balance for short-term borrowings	$542	$542	$542
Escrow	2,752	2,955	3,534
Grants	325	1,857	3,116
Other	3,592	2,092	98
Total	$7,211	$7,446	$7,290

7. Inventories, Net

The following summarizes the composition of inventories, net:

	September 30, 2025	September 30, 2024	March 31, 2025
Processed tobacco	$710,984	$750,552	$490,410
Unprocessed tobacco	391,799	192,758	241,832
Other tobacco related	26,428	24,725	25,643
All Other	5,972	6,535	4,066
Total	$1,135,183	$974,570	$761,951

8. Equity Method Investments

The following summarizes the Company's equity method investments as of September 30, 2025:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable e-liquids	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments are due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Statement of operations:
Sales	$89,365	$86,525	$135,869	$143,296
Gross profit	12,724	12,528	19,776	19,715
Net income (loss)	1,715	1,182	(951)	6,421

	September 30, 2025	September 30, 2024	March 31, 2025
Balance sheet:
Current assets	$515,027	$545,582	$419,192
Property, plant, and equipment and other assets	58,600	49,755	49,243
Current liabilities	432,573	441,205	328,818
Long-term obligations and other liabilities	6,662	4,038	4,560

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	September 30, 2025	September 30, 2024	March 31, 2025
Investments in variable interest entities	$89,753	$97,673	$90,239
Receivables with variable interest entities	4,964	—	—
Guaranteed amounts to variable interest entities (not to exceed)	16,282	16,323	15,995

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	September 30, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.9 years	$26,101	$(11,057)	$15,044
Technology	2.9 years	11,618	(7,585)	4,033
Trade names	8.9 years	11,300	(4,103)	7,197
Total		$49,019	$(22,745)	$26,274

	September 30, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.9 years	$26,101	$(8,882)	$17,219
Technology	4.0 years	12,458	(6,094)	6,364
Trade names	9.9 years	11,300	(3,296)	8,004
Total		$49,859	$(18,272)	$31,587

	March 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.4 years	$26,101	$(9,969)	$16,132
Technology	3.4 years	11,618	(6,844)	4,774
Trade names	9.4 years	11,300	(3,699)	7,601
Total		$49,019	$(20,512)	$28,507

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization expense	$1,113	$1,140	$2,233	$2,292

11. Debt Arrangements

The following summarizes debt and notes payable:

	Interest Rate		September 30, 2025	September 30, 2024	March 31, 2025
Senior secured credit facilities:
ABL Credit Facility	7.6%	(1)	$—	$35,000	$—

Senior secured notes:
8.5% Notes Due 2027(2)	8.5%	(1)	146,250	145,445	145,820

Senior secured term loans:
Intabex Term Loans(3)	12.7%	(1)	187,439	186,886	187,144
Pyxus Term Loans(4)	12.7%	(1)	121,622	122,139	121,886

Other Debt:
Other long-term debt	9.0%	(1)	—	89	12
Notes payable(5)	8.9%	(1)	908,037	744,779	395,030
Total debt			$1,363,348	$1,234,338	$849,892

Short-term(5)			$908,037	$744,779	$395,030
Long-term:
Current portion of long-term debt			$—	$89	$12
Long-term debt			455,311	489,470	454,850
Total			$455,311	$489,559	$454,862

Letters of credit			$9,034	$7,785	$7,790

(1) Weighted average stated rate for the trailing twelve months ended September 30, 2025 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $146,250 is net of a debt discount of $2,089. Total repayment at maturity is $148,339.
(3) Balance of $187,439 is net of a debt discount of $1,594. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,622 is net of a debt premium of $1,417. Total repayment at maturity is $120,205.
(5) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
The Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Agreement was amended on May 12, 2025 to, among other things increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility to $150,000, and to extend the maturity to May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027). At September 30, 2025, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
The Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. At September 30, 2025, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
The Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent. It established a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. At September 30, 2025, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. At September 30, 2025, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Detailed descriptions of the instruments governing the Company's outstanding senior secured debt are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

The Debt Repurchase Agreement and the transactions contemplated thereunder were approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm's-length transaction with an unaffiliated party by a majority of the disinterested members of the Board of Directors of Pyxus. See "Note 18. Related Party Transactions" for additional information.

Other Outstanding Debt

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its non-U.S. operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. At September 30, 2025, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $1,067,446, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans, and the 2027 Notes. As of September 30, 2025, the total borrowing capacity under individual foreign seasonal lines of credit range up to $170,000. As of September 30, 2025, the aggregate amount available for borrowing under the seasonal lines of credit was $162,812. At September 30, 2025, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. The Company estimates the expected fee it receives in return for its obligation to service these receivables reflects fair value, and accordingly, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. As of September 30, 2025, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of September 30, 2025, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of September 30, 2025 and 2024, and March 31, 2025, trade receivables, net in the condensed consolidated balance sheets has been reduced by $4,742, $11,093, and $2,190 as a result of the net settlement, respectively. As of September 30, 2025 and 2024, accrued expenses and other current liabilities in the condensed consolidated balance sheets includes $5,463 and $1,735 of net payables for the Finacity Facility. See "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of September 30, 2025, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	September 30, 2025	September 30, 2024	March 31, 2025
Receivables outstanding in facility	$118,241	$126,298	$355,246
Beneficial interests	4,742	11,093	29,354

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Six Months Ended
	September 30,
	2025	2024
Cash proceeds:
Cash purchase price	$264,049	$390,348
Deferred purchase price	108,811	101,597

13. Guarantees

In certain sourcing regions, the Company guarantees bank loans for tobacco suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated affiliates. The fair value of the Company's guarantees is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. See "Note 15. Fair Value Measurements" for the fair value of the Company's guarantee liability and corresponding fair value classification. The following summarizes amounts guaranteed:

	September 30, 2025	September 30, 2024	March 31, 2025
Amounts guaranteed (not to exceed)	$86,958	$47,461	$110,660
Amounts outstanding under guarantee(1)	25,617	22,700	80,045
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	140	101	13,787
(1) Most of the guarantees outstanding at September 30, 2025 expire within one year.

14. Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate risk related to our international operations. Principal currencies hedged include the Brazilian real and the Malawian kwacha. The Company uses forward or option currency contracts to manage risks associated with changes in foreign currency exchange rates. These derivative contracts are either designated as cash flow hedges of forecasted transactions for the purchase of green tobacco, other processing-related costs, and selling, general, and administrative expenses, or are not designated as hedging instruments because they are used to partially offset the immediate earnings impact of exchange rate risk on certain foreign currency denominated transactions.

As of September 30, 2025, there were no outstanding derivative financial instruments. As of September 30, 2024 and March 31, 2025, the Company's derivative financial instruments outstanding were designated as cash flow hedges. Derivative assets and liabilities are recorded in other current assets and accrued expenses and other current liabilities, respectively, within our condensed consolidated balance sheets. See "Note 15. Fair Value Measurements" for the fair values of the Company's outstanding derivative assets and liabilities and corresponding fair value classifications.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	September 30, 2025	September 30, 2024	March 31, 2025
Foreign currency exchange contracts	$—	$39,600	$49,500

The following summarizes the pre-tax effects of derivative financial instruments in the condensed consolidated statements of comprehensive (loss) income and the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Foreign currency exchange contracts designated as cash flow hedges:
Gain (loss) recognized in accumulated other comprehensive income(1)	$(148)	$1,139	$3,206	$(997)
Gain (loss) reclassified from accumulated other comprehensive income to earnings(2)	1,392	(412)	2,539	439
Foreign currency exchange contracts not designated as hedging instruments:(3)
Gain recognized in earnings(2)	$1,966	$—	$2,687	$—

(1) Amount represents the change in fair value of derivative financial instruments.
(2) These gains (losses) are recognized in cost of goods and services sold within the condensed consolidated statements of operations.
(3) There were foreign currency exchange contracts not designated as hedging instruments outstanding during the three and six months ended September 30, 2025, but all had expired or settled by period end.

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025			September 30, 2024			March 31, 2025
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$—	$—	$—	$685	$—	$685	$982	$—	$982
Securitized beneficial interests	—	4,742	4,742	—	11,093	11,093	—	29,354	29,354
Total assets	$—	$4,742	$4,742	$685	$11,093	$11,778	$982	$29,354	$30,336
Financial Liabilities:
Derivative financial instruments	$—	$—	$—	$490	$—	$490	$57	$—	$57
Long-term debt(1)	438,107	—	438,107	418,849	91	418,940	433,885	12	433,897
Guarantees	—	843	843	—	284	284	—	6,459	6,459
Total liabilities	$438,107	$843	$438,950	$419,339	$375	$419,714	$433,942	$6,471	$440,413
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$16,103	$—	$3,287	$25,640	$160	$2,611
Issuances	48,993	—	517	57,410	—	392
Settlements	(59,165)	—	(2,516)	(69,296)	(69)	(1,680)
Losses recognized in earnings	(1,189)	—	(445)	(2,661)	—	(1,039)
Balance, end of period	$4,742	$—	$843	$11,093	$91	$284

	Six Months Ended
	September 30, 2025			September 30, 2024
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$29,354	$12	$6,459	$15,036	$160	$5,097
Issuances	79,009	—	817	118,439	—	1,330
Settlements	(101,188)	(12)	(3,758)	(114,529)	(69)	(2,395)
Losses recognized in earnings	(2,433)	—	(2,675)	(7,853)	—	(3,748)
Balance, end of period	$4,742	$—	$843	$11,093	$91	$284

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2025, the assessment for intrastate trade tax credits taken is $2,482 and the total assessment including penalties and interest is $10,820. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

Restricted Stock Units
Restricted stock units granted under the Incentive Plan are earned ratably for certain employees, subject to their continued employment, from the date of the award to March 31, 2027, and for certain non-employee directors, subject to continued board service, from the date of the award to the Company's next annual meeting of shareholders. Restricted stock units vest upon the earlier of March 31, 2031 or the occurrence of a change-in-control event or a liquidity event as such terms are defined under the restricted stock unit award agreement. The following summarizes activity for restricted stock units:

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	1,724	$3.46
Granted	30	5.10
Canceled or forfeited	(23)	3.50
Nonvested, September 30, 2025	1,731	$3.49

The following summarizes equity-based compensation expense for restricted stock units, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Equity-based compensation expense	$256	$601	$493	$3,632

The amount recorded during the six months ended September 30, 2024 included the impact of a cumulative catch-up adjustment due to the modification on May 10, 2024 of awards then outstanding under the Incentive Plan.

Unrecognized compensation cost for restricted stock units is $1,430 as of September 30, 2025, and is expected to be recognized over a weighted average period of 1.52 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

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

(in thousands, except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	553	$4.36
Granted	23	6.79
Canceled or forfeited	(26)	4.36
Nonvested, September 30, 2025	549	$4.46

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales	$10,930	$3,966	$19,985	$14,541
Purchases	49,693	63,408	77,002	98,294

The Company included the following related party balances in its condensed consolidated balance sheets:

	September 30, 2025	September 30, 2024	March 31, 2025	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$5,014	$50	$50	Other receivables
Accounts payable, related parties	33,672	44,878	19,731	Accounts payable
Advances from related parties	—	42	—	Advances from customers

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 11. Debt Arrangements," during the six months ended September 30, 2025.

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

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of September 30, 2025 and 2024, and March 31, 2025, includes $1,403, $1,624, and $1,600, respectively, of interest payable to Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding). Interest expense as presented in the condensed consolidated statements of operations includes $5,510 and $10,976 for the three and six months ended September 30, 2025, respectively, and $5,945 and $13,206 for the three and six months ended September 30, 2024, respectively, that relates to the Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding).

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

Upon completion of the transactions under the Debt Repurchase Agreement, the Monarch Investor is no longer a holder of the 2027 Notes and the Pyxus Term Loans. The Monarch Investor remains a related party as a holder of a portion of the Intabex Term Loans and a beneficial owner of more than five percent of the Company's common stock outstanding.

19. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales and other operating revenues:
Leaf	$566,651	$564,171	$1,075,066	$1,195,134
All Other	3,559	2,212	3,959	6,104
Consolidated sales and other operating revenues	$570,210	$566,383	$1,079,025	$1,201,238

Cost of goods and services sold:
Leaf	$478,553	$486,962	$921,939	$1,033,150
All Other	3,868	3,952	3,671	8,767
Consolidated cost of goods and services sold	$482,421	$490,914	$925,610	$1,041,917

Selling, general, and administrative expenses:
Leaf	$38,787	$37,630	$77,522	$76,422
All Other	1,355	1,245	2,989	3,115
Consolidated selling, general, and administrative expenses	$40,142	$38,875	$80,511	$79,537

Other segment items:(1)
Leaf	$1,159	$3,295	$5,364	$6,797
All Other	(280)	(3)	(309)	(875)
Consolidated other segment items	$879	$3,292	$5,055	$5,922

Leaf segment operating income	$48,152	$36,283	$70,241	$78,765
All Other operating loss	(1,384)	(2,981)	(2,392)	(4,903)
Restructuring and asset impairment charges	40	224	121	327
Consolidated operating income	$46,728	$33,078	$67,728	$73,535
Gain on debt retirement	—	6,855	—	8,178
Interest expense, net	37,922	35,750	67,689	69,022
Income before income taxes and other items	$8,806	$4,183	$39	$12,691
(1) Represents the other expense, net caption within the condensed consolidated statements of operations.

	Three Months Ended
	September 30,
	2025			2024
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$4,813	$385	$5,198	$4,683	$382	$5,065
Capital expenditures	5,867	348	6,215	4,177	768	4,945

	Six Months Ended
	September 30,
	2025			2024
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$9,613	$754	$10,367	$9,407	$785	$10,192
Capital expenditures	7,875	1,004	8,879	8,270	1,023	9,293

	September 30, 2025			September 30, 2024			March 31, 2025
	Leaf	All Other	Total	Leaf	All Other	Total	Leaf	All Other	Total
Assets	$1,939,514	$37,470	$1,976,984	$1,798,849	$37,825	$1,836,674	$1,466,400	$37,443	$1,503,843
Trade and other receivables, net	213,751	491	214,242	236,995	506	237,501	204,054	175	204,229
Investments in unconsolidated affiliates	89,752	6,504	96,256	97,683	6,720	104,403	90,238	6,690	96,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "guidance", "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2025, and in our other filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements, the imposition of tariffs and other changes in international trade policies; shifts in the global supply and demand position for tobacco products; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the quantity and marketability of our inventory; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries; many of our operations are located in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; risks and uncertainties related to geopolitical conflicts, including the conflicts in the Middle East and disruptions affecting shipping in that area; impacts of international sanctions on our ability to sell or source tobacco in certain regions; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; competition with the other primary global independent leaf tobacco merchant and independent leaf merchants; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; continued high inflation; regulations regarding environmental matters; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level; our ability to continue to access capital markets to obtain long-term and short-term financing; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar or reduced interest rates; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; the volatility and disruption of global credit markets; failure by counterparties to derivative transactions to perform their obligations; increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our environmental, social and governance policies, including sustainability policies; inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss, injury, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for consumer tobacco products; risks and uncertainties related to pandemics or other widespread health crises and any related shipping constraints, labor shortages and supply-chain impacts; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; governmental investigations into the Company's business activities, including but not limited to, leaf tobacco industry buying and other payment practices; and impact of proposed regulations to prohibit the sale of cigarettes and certain other tobacco products in the United States other than low-nicotine versions of those products.

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

Executive Summary
The Company's second quarter results and financial condition reflect the impact of larger crops from our origins in the Southern hemisphere. Sales and other operating revenues of $570.2 million for the three months ended September 30, 2025 were slightly higher by 0.7%, or $3.9 million, when compared to $566.3 million for the same period last year. This slight increase was a result of higher volumes, bolstered by processing and other revenues, and partially offset by lower average sales prices corresponding with lower costs incurred to purchase current crops. The Company's gross margin as a percent of sales increased by 2.1% in the current quarter, mainly due to regional mix.

The Company's year-to-date results include acceleration of shipments related to the larger current crop that have yet to offset the continued impact of lower carry-over sales from the prior fiscal year, which contributed to the 10.2%, or $122.2 million, decline in sales to $1,079.0 million for the six months ended September 30, 2025 from $1,201.2 million for the six months ended September 30, 2024. Despite this reduction in sales and other operating revenues, the Company's year-to-date gross margin as a percent of sales of 14.2% remained relatively stable versus the comparable prior-year period mainly due to product mix.

During the first half of each fiscal year, our working capital requirements typically reach peak levels, coinciding with the buying season in each of our key sourcing regions. First half fiscal year 2026 procurement volumes in Africa and South America exceeded those of the comparable prior-year period, with purchases substantially completed early in the second quarter. Purchasing in the Northern hemisphere commenced during the second quarter, with volumes in North America and Europe comparable to or slightly below prior-year levels. Our total tobacco inventory balance, comprised of both processed and unprocessed tobacco, stands at $1,102.8 million as of September 30, 2025, which will enable us to meet our customers' requirements for leaf that we have sourced from our wide network of growers across the globe.

Results of Operations

Three Months Ended September 30, 2025 and 2024
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2025	2024	$	%
Consolidated:
Sales and other operating revenues	$570.2	$566.3	3.9	0.7
Cost of goods and services sold	482.4	490.9	(8.5)	(1.7)
Gross profit	87.8	75.4	12.4	16.4
Gross profit as a percent of sales	15.4%	13.3%
Selling, general, and administrative expenses	$40.1	$38.8	1.3	3.4
Other expense, net	0.9	3.3	(2.4)	(72.7)
Restructuring and asset impairment charges	—	0.2	(0.2)	(100.0)
Operating income*	46.7	33.0	13.7	41.5
Gain on debt retirement	—	6.9	(6.9)	(100.0)
Interest expense, net	37.9	35.7	2.2	6.2
Income before income taxes and other items	8.8	4.2	4.6	109.5
Income tax expense	10.3	8.1	2.2	27.2
Income from unconsolidated affiliates, net	0.6	0.5	0.1	20.0
Net loss attributable to Pyxus International, Inc.	$(0.9)	$(3.2)	(2.3)	(71.9)

Leaf:
Product revenues	$511.2	$515.8	(4.6)	(0.9)
Tobacco costs	418.3	428.9	(10.6)	(2.5)
Transportation, storage, and other period costs	19.1	18.0	1.1	6.1
Total product cost of goods sold	437.4	446.9	(9.5)	(2.1)
Product gross profit	73.8	68.9	4.9	7.1
Product gross profit as a percent of sales	14.4%	13.4%

Kilos sold	91.4	86.0	5.4	6.3
Average price per kilo	$5.59	$6.00	(0.41)	(6.8)
Average cost per kilo	4.79	5.20	(0.41)	(7.9)
Average gross profit per kilo	0.80	0.80	—	—

Processing and other revenues	$55.5	$48.3	7.2	14.9
Processing and other costs of services sold	41.2	40.1	1.1	2.7
Processing and other gross profit	14.3	8.2	6.1	74.4
Processing and other gross profit as a percent of sales	25.8%	17.0%

All Other:
Sales and other operating revenues	$3.6	$2.2	1.4	63.6
Cost of goods and services sold	3.9	3.9	—	—
Gross loss	(0.3)	(1.7)	(1.4)	(82.4)
Gross loss as a percent of sales	(8.3)%	(77.3)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues increased $3.9 million, or 0.7%, to $570.2 million for the three months ended September 30, 2025 from $566.3 million for the three months ended September 30, 2024. This slight increase was a result of an increase in processing and other revenues emanating from the larger volumes in Africa and South America, partially offset by a decrease in leaf product revenues as a result of higher volumes sold at a lower average price per kilo.

Cost of goods and services sold decreased $8.5 million, or 1.7%, to $482.4 million for the three months ended September 30, 2025 from $490.9 million for the three months ended September 30, 2024 driven by a 7.9% reduction in average cost per kilo due to the impact of lower inventory costs of the current crop in Africa and South America that has been processed and sold.

Gross profit increased $12.4 million, or 16.4%, to $87.8 million for the three months ended September 30, 2025 from $75.4 million for the three months ended September 30, 2024. This increase was due to larger volumes for processing and other revenues in Africa providing more margin favorability, and increased margins from certain leaf product sales in Africa and Europe.

The gain on debt retirement of $6.9 million for the three months ended September 30, 2024 was due to the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. There were no repurchases of senior secured notes or term loans during the three months ended September 30, 2025. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income tax expense increased $2.2 million, or 27.2%, to $10.3 million for the three months ended September 30, 2025 from $8.1 million for the three months ended September 30, 2024. This increase was primarily due to tax expense related to foreign currency gains in Africa recognized in the current period and the jurisdictional mix of earnings. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Six Months Ended September 30, 2025 and 2024
	Six Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2025	2024	$	%
Consolidated:
Sales and other operating revenues	$1,079.0	$1,201.2	(122.2)	(10.2)
Cost of goods and services sold	925.6	1,041.9	(116.3)	(11.2)
Gross profit	153.4	159.3	(5.9)	(3.7)
Gross profit as a percent of sales	14.2%	13.3%
Selling, general, and administrative expenses	80.5	79.5	1.0	1.3
Other expense, net	5.1	5.9	(0.8)	(13.6)
Restructuring and asset impairment charges	0.1	0.3	(0.2)	(66.7)
Operating income*	67.7	73.5	(5.8)	(7.9)
Gain on debt retirement	—	8.2	(8.2)	(100.0)
Interest expense, net	67.7	69.0	(1.3)	(1.9)
Income before income taxes and other items	—	12.7	(12.7)	(100.0)
Income tax expense	15.5	14.2	1.3	9.2
(Loss) income from unconsolidated affiliates, net	(0.7)	3.1	(3.8)	**
Net income attributable to noncontrolling interests	0.5	0.3	0.2	66.7
Net (loss) income attributable to Pyxus International, Inc.	$(16.7)	$1.4	(18.1)	**

Leaf:
Product revenue	$969.4	$1,105.0	(135.6)	(12.3)
Tobacco costs	794.0	912.9	(118.9)	(13.0)
Transportation, storage, and other period costs	44.2	42.8	1.4	3.3
Total cost of goods sold	838.2	955.7	(117.5)	(12.3)
Product revenue gross profit	131.2	149.3	(18.1)	(12.1)
Product revenue gross profit as a percent of sales	13.5%	13.5%

Kilos sold	158.3	181.7	(23.4)	(12.9)
Average price per kilo	$6.12	$6.08	0.04	0.7
Average cost per kilo	5.30	5.26	0.04	0.8
Average gross profit per kilo	0.82	0.82	—	—

Processing and other revenues	$105.6	$90.1	15.5	17.2
Processing and other revenues costs of services sold	83.8	77.5	6.3	8.1
Processing and other gross profit	21.8	12.6	9.2	73.0
Processing and other gross profit as a percent of sales	20.6%	14.0%

All Other:
Sales and other operating revenues	$4.0	$6.1	(2.1)	(34.4)
Cost of goods and services sold	3.7	8.7	(5.0)	(57.5)
Gross profit (loss)	0.3	(2.6)	2.9	**
Gross profit (loss) as a percent of sales	7.5%	(42.6)%

* Amounts may not equal column totals due to rounding.
** Not meaningful for comparison purposes.

Sales and other operating revenues decreased $122.2 million, or 10.2%, to $1,079.0 million for the six months ended September 30, 2025 from $1,201.2 million for the six months ended September 30, 2024, due largely to the 12.9% decline in kilo volumes sold as a result of the timing of certain customer shipments. In the fourth quarter of fiscal year 2025, certain customer orders were accelerated from Africa and North America, which contributed to the decline in sales and other operating revenues for the current year-to-date period.

Cost of goods and services sold decreased $116.3 million, or 11.2%, to $925.6 million for the six months ended September 30, 2025 from $1,041.9 million for the six months ended September 30, 2024. This decrease was mainly due to the reduction in sales and other operating revenues.

Gross profit decreased $5.9 million, or 3.7%, to $153.4 million for the six months ended September 30, 2025 from $159.3 million for the six months ended September 30, 2024, due to the timing of certain sales, but slightly improved as a percent of sales mainly due to product mix.

The gain on debt retirement of $8.2 million for the six months ended September 30, 2024 was due to the repurchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.4 million, a 12.0% discount to par, and the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. There were no repurchases of senior secured notes or term loans during the six months ended September 30, 2025. See "Note 11. Debt Arrangements" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income tax expense increased $1.3 million, or 9.2%, to $15.5 million for the six months ended September 30, 2025 from $14.2 million for the six months ended September 30, 2024. This increase was due to tax expense related to foreign currency gains recognized in the current period and an increase in the liability for unrecognized tax benefits. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, short-term borrowings under our foreign seasonal lines of credit, availability under our ABL Credit Facility, and cash collections from our securitized receivables. Our liquidity requirements are affected by various factors from our tobacco leaf business, including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size, and quality. Our leaf tobacco business is seasonal, and purchasing, processing, and selling activities have several associated peaks where cash on-hand and outstanding indebtedness may vary significantly compared to year end. The first two quarters of our fiscal year generally represent the peak of our working capital requirements.

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

The following summarizes our total borrowing capacity at September 30, 2025 and 2024 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	September 30, 2025		September 30, 2024
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$150.0	$150.0	$120.0	$85.0
Foreign seasonal lines of credit	1,067.4	162.8	885.2	175.4
Other long-term debt	—	—	0.4	0.3
Letters of credit	12.3	3.3	10.8	3.0
Total	$1,229.7	$316.1	$1,016.4	$263.7

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

The total borrowing capacity of our foreign seasonal lines of credit increased $182.2 million when compared to the prior year and were primarily utilized to purchase larger volumes of green tobacco. The amounts presented as the remaining amount available for borrowing under the foreign seasonal lines of credit are subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants.

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

(in millions)	September 30, 2025	September 30, 2024	March 31, 2025
Notes payable	$908.0	$744.8	$395.0
Current portion of long-term debt	—	0.1	—
Long-term debt(1)	455.3	489.5	454.9
Total debt liabilities*	$1,363.3	$1,234.3	$849.9
Less: Cash and cash equivalents	99.2	123.5	78.3
Net debt*	$1,264.1	$1,110.9	$771.6
* Amounts may not equal column totals due to rounding
(1) Fluctuations in long-term debt include borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility were $35.1 million and $46.3 million for the three and six months ended September 30, 2025, respectively.

Net debt increased as of September 30, 2025 when compared to September 30, 2024 due to higher borrowings on our foreign seasonal lines of credit, partially offset by lower borrowings on the ABL Credit Facility.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	September 30, 2025	September 30, 2024	March 31, 2025
Cash, cash equivalents, and restricted cash	$106.4	$130.9	$85.5
Trade and other receivables, net	214.2	237.5	204.3
Inventories and advances to tobacco suppliers, net	1,221.7	1,052.6	792.7
Recoverable income taxes	13.1	3.0	6.6
Prepaid expenses and other current assets	71.4	62.1	69.0
Total current assets*	$1,626.9	$1,486.1	$1,158.2

Notes payable	$908.0	$744.8	$395.0
Accounts payable	134.2	152.6	132.9
Advances from customers	82.3	75.8	135.6
Accrued expenses and other current liabilities	109.2	103.4	90.9
Income taxes payable	12.4	13.6	11.0
Operating leases payable	9.1	8.3	8.5
Current portion of long-term debt	—	0.1	—
Total current liabilities*	$1,255.3	$1,098.5	$773.9

Current ratio	1.3 to 1	1.4 to 1	1.5 to 1
Working capital	$371.6	$387.6	$384.3
* Amounts may not equal column totals due to rounding

Working capital declined from September 30, 2024 to September 30, 2025 by $16.0 million, or 4.1%. Lower working capital was a result of the increase in borrowings on our foreign seasonal lines of credit used to fund the purchases of larger volumes of green tobacco, particularly in Africa and South America, partially offset by decreases in cash and receivables as a result of timing that softened the impact of the growth in inventory.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	September 30, 2025	September 30, 2024	March 31, 2025
Committed	$691.5	$733.9	$482.8
Uncommitted	19.5	16.7	7.6
Total processed tobacco	$711.0	$750.6	$490.4

Total processed tobacco decreased from September 30, 2024 to September 30, 2025 by $39.6 million, or 5.3%. This decrease is primarily driven by timing of shipments made in the current quarter from certain African origins. Uncommitted levels of processed tobacco remain low due to steady demand from our customers. While undersupply conditions have persisted in the global tobacco market in recent periods, more favorable weather conditions have resulted in larger crops harvested, particularly in Africa and South America, which is anticipated to provide a more balanced position through the remainder of the fiscal year. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of September 30, 2025, our cash, cash equivalents, and restricted cash was $106.4 million, of which approximately $80.5 million was held in non-U.S. jurisdictions for non-U.S. working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Six Months Ended
	September 30,
(in millions)	2025	2024
Net (loss) income	$(16.2)	$1.7
Trade and other receivables	(111.1)	(150.6)
Inventories and advances to tobacco suppliers	(428.0)	(100.7)
Payables and accrued expenses	15.2	(20.3)
Advances from customers	(54.3)	(14.1)
Other	13.5	3.7
Net cash used in operating activities	$(580.9)	$(280.3)
Collections from beneficial interests in securitized trade receivables	108.8	101.6
Other	(7.0)	(8.1)
Net cash provided by investing activities	$101.8	$93.5
Net proceeds from short-term borrowings	506.0	244.2
Net proceeds from revolving loan facilities	—	35.0
Repayment of long-term borrowings	—	(55.8)
Other	(3.5)	(3.4)
Net cash provided by financing activities	$502.5	$220.0
Effect of exchange rate changes on cash	(2.4)	(2.1)
Increase in cash, cash equivalents, and restricted cash*	$20.9	$31.1

* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash for the six months ended September 30, 2025 compared to the six months ended September 30, 2024 decreased by $10.2 million. This decrease was driven by the cash used in operations to fund purchases of larger crops, partially offset by higher net proceeds received from foreign seasonal lines of credit and the non-recurrence of partial repayments made on long-term debt in the prior-year period.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets to enhance our sustainability efforts or increase efficiencies, which we believe will add value to our customers. We incurred approximately $9.7 million in capital expenditures for the six months ended September 30, 2025, and are expecting to incur an additional $16.4 million for the remainder of the fiscal year ending March 31, 2026.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Six Months Ended
(in millions)	September 30, 2025
Contributions made during the period	$2.1
Contributions expected for the remainder of the fiscal year	2.4
Total	$4.5

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2025.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our joint ventures manufacture and supply e-liquid and consumable nicotine-related products, which inherently carry the risk of exposure to product liability claims, regulatory action, and litigation in the event such products are alleged to have caused injury, harm, or death, and the Company and our related joint ventures could be affected by such actions through reputational impact or claims alleging that our supplied materials contributed to the alleged harm.

As a contract manufacturer of, and supplier of inputs for, products that are ingested or otherwise consumed by humans, our joint ventures business faces the risk of exposure to product liability claims, regulatory action, and other litigation (including class proceedings and individual proceedings) if such products are alleged to have caused loss, injury, or death. E-liquids and other consumable nicotine product manufacturers and their suppliers may be subject to these types of claims, including that: (i) the products caused or contributed to injury, illness, or death; (ii) the manufacturer or supplier made false, misleading or impermissible statements regarding the products; (iii) the products lacked adequate labeling and instructions for use; and/or (iv) the products failed to include sufficient warnings concerning potential side effects or interactions with other substances.

Previously unknown adverse reactions resulting from human consumption of these e-liquids and other consumable nicotine products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination, and our joint ventures engaged in e-liquids and other consumable nicotine business may in the future have to recall certain of its manufactured products due to potential quality assurance concerns. Product liability claims or regulatory actions involving e-liquids and other consumable nicotine could increase costs and adversely affect our reputation and relationships with our customers and their consumers. We cannot assure you that product liability insurance held by the Company or our joint ventures can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company or our joint ventures becoming subject to significant liabilities that are uninsured.

The risk of class-based litigation (and individual litigation) for manufacturers and distributors of e-liquids and other consumable nicotine products, and others involved in the consumable nicotine industry, is significant, particularly in the face of increasing health and marketing concerns, the potential for product recalls, or other product-related issues. The U.S. has a highly active plaintiffs’ bar. Recent years have seen several purported class action lawsuits in the U.S. against manufacturers, distributors and suppliers of e-liquid and other consumable nicotine-related products. These circumstances create enhanced risk and exposure for the Company given the nature of its operations, the products it manufactures, distributes, and sells, and its business environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended September 30, 2025.

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

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the six months ended September 30, 2025. As of September 30, 2025, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Pyxus International, Inc.

Date: November 11, 2025	/s/ Christopher G. Meredith
Christopher G. Meredith
Corporate Controller
(Principal Accounting Officer)