Form 10-Q
period 2025-12-31
PYXUS INTERNATIONAL, INC.
filed 2026-02-11
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2025.

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

Indicate by check mark if the registrant has filed all documents and reports required to be filed under Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of January 31, 2026, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2025	2024	2025	2024
Sales and other operating revenues	$655,798	$778,307	$1,734,823	$1,979,545
Cost of goods and services sold	555,906	661,860	1,481,516	1,703,777
Gross profit	99,892	116,447	253,307	275,768
Selling, general, and administrative expenses	38,284	46,513	118,795	126,050
Other expense, net	8,818	3,764	13,873	9,686
Restructuring and asset impairment charges	1,504	89	1,625	416
Operating income	51,286	66,081	119,014	139,616
Gain on debt retirement	—	—	—	8,178
Gain on pension settlement	373	—	373	—
Interest expense, net	36,566	32,913	104,255	101,935
Income before income taxes and other items	15,093	33,168	15,132	45,859
Income tax expense	10,297	18,088	25,829	32,248
Income from unconsolidated affiliates, net	12,366	4,330	11,694	7,478
Net income	17,162	19,410	997	21,089
Net income attributable to noncontrolling interests	259	512	798	776
Net income attributable to Pyxus International, Inc.	$16,903	$18,898	$199	$20,313

Earnings per share:
Basic	$0.65	$0.74	$0.01	$0.79
Diluted	$0.65	$0.74	$0.01	$0.79

Weighted average number of shares outstanding:
Basic	25,841	25,540	25,773	25,643
Diluted	25,917	25,540	25,956	25,643

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Net income	$17,162	$19,410	$997	$21,089

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	154	(976)	1,716	(155)
Pension and other postretirement benefit plans	(1,521)	—	(1,521)	—
Cash flow hedges	(444)	(2,453)	(3)	(3,424)
Total other comprehensive (loss) income, net of tax	$(1,811)	$(3,429)	$192	$(3,579)
Total comprehensive income	15,351	15,981	1,189	17,510
Comprehensive income attributable to noncontrolling interests	259	512	798	776
Comprehensive income attributable to Pyxus International, Inc.	$15,092	$15,469	$391	$16,734

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	December 31, 2025	December 31, 2024	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$129,840	$103,342	$78,254
Restricted cash	4,703	6,363	7,290
Trade receivables, net	246,812	326,641	189,239
Other receivables	21,700	17,518	15,040
Inventories, net	989,141	782,480	761,951
Advances to tobacco suppliers, net	102,136	91,838	30,745
Recoverable income taxes	12,970	2,659	6,616
Prepaid expenses	38,400	34,549	47,151
Other current assets	22,112	19,841	21,874
Total current assets	1,567,814	1,385,231	1,158,160
Investments in unconsolidated affiliates	101,600	97,258	96,928
Intangible assets, net	25,175	29,627	28,507
Deferred income taxes, net	12,771	7,056	13,567
Long-term recoverable income taxes	6,555	3,534	5,669
Other noncurrent assets	35,054	31,065	33,094
Right-of-use assets	29,230	30,069	29,742
Property, plant, and equipment, net	140,892	136,344	138,176
Total assets	$1,919,091	$1,720,184	$1,503,843

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$833,733	$608,648	$395,030
Accounts payable	136,686	169,807	132,871
Advances from customers	63,916	88,444	135,607
Accrued expenses and other current liabilities	125,791	104,179	90,912
Income taxes payable	15,626	20,525	11,001
Operating leases payable	9,154	8,179	8,514
Current portion of long-term debt	—	49	12
Total current liabilities	1,184,906	999,831	773,947
Long-term taxes payable	3,263	3,735	5,187
Long-term debt	455,529	454,643	454,850
Deferred income taxes	10,831	8,265	8,818
Liability for unrecognized tax benefits	21,070	12,996	18,635
Long-term leases	18,610	19,399	19,584
Pension, postretirement, and other long-term liabilities	57,293	54,308	57,052
Total liabilities	$1,751,502	$1,553,177	$1,338,073
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608 for all periods)	$393,664	$392,688	$392,899
Retained deficit	(239,926)	(234,978)	(240,125)
Accumulated other comprehensive income	7,507	4,207	7,315
Total stockholders’ equity of Pyxus International, Inc.	161,245	161,917	160,089
Noncontrolling interests	6,344	5,090	5,681
Total stockholders’ equity	167,589	167,007	165,770
Total liabilities and stockholders’ equity	$1,919,091	$1,720,184	$1,503,843

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770
Net (loss) income	—	(15,825)	—	—	—	562	(15,263)
Equity-based compensation	237	—	—	—	—	—	237
Other comprehensive income, net of tax	—	—	2,039	—	1,457	—	3,496
Balance, June 30, 2025	$393,136	$(255,950)	$(4,006)	$12,516	$2,301	$6,243	$154,240
Net loss	—	(879)	—	—	—	(23)	(902)
Dividends	—	—	—	—	—	(135)	(135)
Equity-based compensation	256	—	—	—	—	—	256
Other comprehensive loss, net of tax	—	—	(477)	—	(1,016)	—	(1,493)
Balance, September 30, 2025	$393,392	$(256,829)	$(4,483)	$12,516	$1,285	$6,085	$151,966
Net income	—	16,903	—	—	—	259	17,162
Equity-based compensation	272	—	—	—	—	—	272
Other comprehensive income (loss), net of tax	—	—	154	(1,521)	(444)	—	(1,811)
Balance, December 31, 2025	$393,664	$(239,926)	$(4,329)	$10,995	$841	$6,344	$167,589

Balance, March 31, 2024	$389,789	$(255,291)	$(5,692)	$12,766	$712	$4,539	$146,823
Net income	—	4,642	—	—	—	310	4,952
Equity-based compensation	3,031	—	—	—	—	—	3,031
Other comprehensive income (loss), net of tax	—	—	543	—	(2,237)	—	(1,694)
Balance, June 30, 2024	$392,820	$(250,649)	$(5,149)	$12,766	$(1,525)	$4,849	$153,112
Net loss	—	(3,227)	—	—	—	(46)	(3,273)
Dividends	—	—	—	—	—	(225)	(225)
Equity-based compensation	601	—	—	—	—	—	601
Share repurchases	(1,000)	—	—	—	—	—	(1,000)
Other comprehensive income, net of tax	—	—	278	—	1,266	—	1,544
Balance, September 30, 2024	$392,421	$(253,876)	$(4,871)	$12,766	$(259)	$4,578	$150,759
Net income	—	18,898	—	—	—	512	19,410
Equity-based compensation	267	—	—	—	—	—	267
Other comprehensive loss, net of tax	—	—	(976)	—	(2,453)	—	(3,429)
Balance, December 31, 2024	$392,688	$(234,978)	$(5,847)	$12,766	$(2,712)	$5,090	$167,007

See "Notes to Condensed Consolidated Financial Statements"

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	December 31,
(in thousands)	2025	2024
Operating Activities:
Net income	$997	$21,089
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,647	15,038
Debt amortization/interest	8,010	8,506
Gain on debt retirement	—	(8,178)
Loss on foreign currency transactions	7,233	1,604
Gain on pension settlement	(373)	—
Equity-based compensation	765	3,899
Income from unconsolidated affiliates, net of dividends	(4,672)	3,997
Changes in operating assets and liabilities, net
Trade and other receivables	(209,205)	(305,072)
Inventories and advances to tobacco suppliers	(295,477)	73,430
Deferred items	6,712	(4,047)
Recoverable income taxes	(7,302)	1,112
Payables and accrued expenses	31,808	2,144
Advances from customers	(73,223)	(418)
Prepaid expenses	8,314	16,045
Income taxes	4,157	11,458
Other operating assets and liabilities	(1,912)	(7,712)
Other, net	(10,051)	(4,583)
Net cash used in operating activities	$(518,572)	$(171,688)

Investing Activities:
Purchases of property, plant, and equipment	$(15,780)	$(15,119)
Collections from beneficial interests in securitized trade receivables	152,484	142,824
Other, net	5,508	3,226
Net cash provided by investing activities	$142,212	$130,931

Financing Activities:
Net proceeds from short-term borrowings	$431,385	$114,868
Proceeds from revolving loan facilities	221,000	238,000
Repayment of revolving loan facilities	(221,000)	(238,000)
Repayment of long-term borrowings	—	(55,822)
Debt issuance costs	(4,188)	(3,147)
Other, net	299	(275)
Net cash provided by financing activities	$427,496	$55,624

Effect of exchange rate changes on cash	(2,137)	(4,955)

Increase in cash, cash equivalents, and restricted cash	48,999	9,912
Cash and cash equivalents at beginning of period	78,254	92,569
Restricted cash at beginning of period	7,290	7,224
Cash, cash equivalents, and restricted cash at end of period	$134,543	$109,705
Other information:
Cash paid for income taxes, net	$17,470	$21,555
Cash paid for interest, net	76,750	81,465
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	139,452	172,103

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

In November 2025, the FASB issued ASU No. 2025-09, Hedge Accounting Improvements, to clarify certain aspects of existing hedge accounting guidance, and to more closely align hedge accounting with the economics of an entity's risk management activities. This amendment is effective for the Company’s annual and interim periods beginning April 1, 2027 and requires adoption on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact this new accounting standard will have on its financial condition, results of operations, and cash flows.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. This new guidance is effective for the Company’s fiscal year beginning April 1, 2029, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact this new accounting standard will have on its financial condition, results of operations, and cash flows.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Leaf:
Product revenue	$614,666	$742,919	$1,584,101	$1,847,949
Processing and other revenues	37,782	32,416	143,413	122,520
Leaf sales and other operating revenues	652,448	775,335	1,727,514	1,970,469
All Other:
All Other sales and other operating revenues	3,350	2,972	7,309	9,076
Total sales and other operating revenues	$655,798	$778,307	$1,734,823	$1,979,545

The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Balance, beginning of period	$(23,765)	$(24,250)	$(24,035)	$(23,940)
Additions	(60)	(671)	(143)	(1,299)
Write-offs and other adjustments	6,524	525	6,877	843
Balance, end of period	(17,301)	(24,396)	(17,301)	(24,396)
Trade receivables	264,113	351,037	264,113	351,037
Trade receivables, net	$246,812	$326,641	$246,812	$326,641

4. Income Taxes

The Company’s provision for income taxes for the three and nine months ended December 31, 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusting for discrete items that occurred during the period. The Company’s provision for income taxes for the three and nine months ended December 31, 2024 was calculated using the discrete method, as allowed under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting. The discrete method used in the prior year calculates income tax expense as if the nine-month interim period was an annual period.

The effective tax rate for the three months ended December 31, 2025 and 2024 was 68.2% and 54.5%, respectively. For the three months ended December 31, 2025, the difference between the Company's effective tax rate and the U.S. statutory rate of 21.0% is primarily due to tax expense related to the effect of non-U.S. income taxes, non-deductible interest expense, and unremitted foreign earnings.

The effective tax rate for the nine months ended December 31, 2025 and 2024 was 170.7% and 70.3%, respectively. For the nine months ended December 31, 2025, the difference between the Company's effective tax rate and the U.S. statutory rate of 21.0% is primarily due to tax expense related to foreign currency gains, additional reserves for unrecognized tax benefits, and non-deductible interest expense.

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

5. Earnings Per Share

The following summarizes the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income attributable to Pyxus International, Inc.	$16,903	$18,898	$199	$20,313

Basic weighted average shares outstanding	25,841	25,540	25,773	25,643
Plus: Dilutive equity awards(1)	76	—	183	—
Diluted weighted average shares outstanding	25,917	25,540	25,956	25,643

Earnings per share:
Basic	$0.65	$0.74	$0.01	$0.79
Diluted	$0.65	$0.74	$0.01	$0.79

(1) For the three and nine months ended December 31, 2024, 63 shares and 6 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6. Restricted Cash

The following summarizes the composition of restricted cash:

	December 31, 2025	December 31, 2024	March 31, 2025
Compensating balance for short-term borrowings	$542	$542	$542
Escrow	2,057	3,416	3,534
Grants	449	2,305	3,116
Other	1,655	100	98
Total	$4,703	$6,363	$7,290

7. Inventories, Net

The following summarizes the composition of inventories, net:

	December 31, 2025	December 31, 2024	March 31, 2025
Processed tobacco	$768,608	$603,283	$490,410
Unprocessed tobacco	191,146	151,890	241,832
Other tobacco related	26,048	23,770	25,643
All Other	3,339	3,537	4,066
Total	$989,141	$782,480	$761,951

8. Equity Method Investments

The following summarizes the Company's equity method investments as of December 31, 2025:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable nicotine products	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments are due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Statement of operations:
Sales	$263,952	$278,031	$399,821	$421,327
Gross profit	37,326	25,977	57,102	45,692
Net income	25,109	8,933	24,158	15,354

	December 31, 2025	December 31, 2024	March 31, 2025
Balance sheet:
Current assets	$513,603	$525,087	$419,192
Property, plant, and equipment and other assets	62,556	48,206	49,243
Current liabilities	424,846	433,870	328,818
Long-term obligations and other liabilities	6,212	3,827	4,560

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	December 31, 2025	December 31, 2024	March 31, 2025
Investments in variable interest entities	$95,098	$90,685	$90,239
Receivables with variable interest entities	4,621	4	—
Guaranteed amounts to variable interest entities (not to exceed)	19,363	15,968	15,995

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	December 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.7 years	$26,101	$(11,601)	$14,500
Technology	2.7 years	11,618	(7,938)	3,680
Trade names	8.7 years	11,300	(4,305)	6,995
Total		$49,019	$(23,844)	$25,175

	December 31, 2024
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.7 years	$26,101	$(9,425)	$16,676
Technology	3.6 years	11,618	(6,469)	5,149
Trade names	9.7 years	11,300	(3,498)	7,802
Total		$49,019	$(19,392)	$29,627

	March 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.4 years	$26,101	$(9,969)	$16,132
Technology	3.4 years	11,618	(6,844)	4,774
Trade names	9.4 years	11,300	(3,699)	7,601
Total		$49,019	$(20,512)	$28,507

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Amortization expense	$1,099	$1,120	$3,332	$3,412

11. Debt Arrangements

The following summarizes debt and notes payable:

	Interest Rate		December 31, 2025	December 31, 2024	March 31, 2025
Senior secured credit facilities:
ABL Credit Facility	7.2%	(1)	$—	$—	$—

Senior secured notes:
8.5% Notes Due 2027(2)	8.5%	(1)	146,451	145,628	145,820

Senior secured term loans:
Intabex Term Loans(3)	12.5%	(1)	187,595	187,006	187,144
Pyxus Term Loans(4)	12.5%	(1)	121,483	122,009	121,886

Other Debt:
Other long-term debt	8.8%	(1)	—	49	12
Notes payable(5)	8.9%	(1)	833,733	608,648	395,030
Total debt			$1,289,262	$1,063,340	$849,892

Short-term(5)			$833,733	$608,648	$395,030
Long-term:
Current portion of long-term debt			$—	$49	$12
Long-term debt			455,529	454,643	454,850
Total			$455,529	$454,692	$454,862

Letters of credit			$8,460	$8,095	$7,790

(1) Weighted average stated rate for the trailing twelve months ended December 31, 2025 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $146,451 is net of a debt discount of $1,888. Total repayment at maturity is $148,339.
(3) Balance of $187,595 is net of a debt discount of $1,438. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,483 is net of a debt premium of $1,278. Total repayment at maturity is $120,205.
(5) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
The Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"), the proceeds of which may be used to refinance existing senior bank debt, pay fees and expenses related to the ABL Credit Facility, partially fund capital expenditures, and provide for the ongoing working capital needs of the Borrowers. The ABL Credit Agreement was amended on May 12, 2025 to, among other things increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility to $150,000, and to extend the maturity to May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027). At December 31, 2025, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
The Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. At December 31, 2025, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
The Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent. It established a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. At December 31, 2025, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. At December 31, 2025, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Detailed descriptions of the instruments governing the Company's outstanding senior secured debt are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Other Outstanding Debt

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its non-U.S. operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. At December 31, 2025, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $1,055,311, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans, and the 2027 Notes. As of December 31, 2025, the total borrowing capacity under individual foreign seasonal lines of credit range up to $170,000. As of December 31, 2025, the aggregate amount available for borrowing under the seasonal lines of credit was $229,205. At December 31, 2025, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. The Company estimates the expected fee it receives in return for its obligation to service these receivables reflects fair value, and accordingly, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. As of December 31, 2025, the investment limit of this facility was $120,000 of trade receivables. Under this facility, the Company may request a temporary increase in the investment limit up to an additional $40,000, applicable only for the period from January 1, 2026 through May 31, 2026.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of December 31, 2025, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of December 31, 2025 and 2024, and March 31, 2025, trade receivables, net in the condensed consolidated balance sheets have been reduced by $9,977, $8,927, and $2,190 as a result of the net settlement, respectively. See "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of December 31, 2025, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company's accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, which represents the Company's residual interest in receivables sold that have not been collected from the customer:

	December 31, 2025	December 31, 2024	March 31, 2025
Receivables outstanding in facility	$247,185	$230,845	$355,246
Beneficial interests	14,326	17,671	29,354

Cash proceeds from the sale of trade receivables is comprised of a combination of cash and a deferred purchase price receivable. Deferred purchase price receivable is realized after the collection of the underlying trade receivables sold by the purchasers. The following summarizes the Company's cash purchase price and deferred purchase price:

	Nine Months Ended
	December 31,
	2025	2024
Cash proceeds:
Cash purchase price	$534,496	$646,916
Deferred purchase price	152,484	142,824

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

	December 31, 2025	December 31, 2024	March 31, 2025
Amounts guaranteed (not to exceed)	$80,942	$75,397	$110,660
Amounts outstanding under guarantee(1)	56,549	43,700	80,045
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	23	44	13,787
(1) Most of the guarantees outstanding at December 31, 2025 expire within one year.

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

As of December 31, 2025 and 2024, and March 31, 2025, the Company's derivative financial instruments outstanding were designated as cash flow hedges. Derivative assets and liabilities are recorded in other current assets and accrued expenses and other current liabilities, respectively, within our condensed consolidated balance sheets. See "Note 15. Fair Value Measurements" for the fair values of the Company's outstanding derivative assets and liabilities and corresponding fair value classifications.

The following summarizes the U.S. Dollar notional amount of derivative contracts outstanding:

	December 31, 2025	December 31, 2024	March 31, 2025
Foreign currency exchange contracts	$4,550	$55,000	$49,500

The following summarizes the pre-tax effects of derivative financial instruments in the condensed consolidated statements of comprehensive income and the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Foreign currency exchange contracts designated as cash flow hedges:
Gain (loss) recognized in accumulated other comprehensive income(1)	$81	$(4,702)	$3,287	$(5,699)
Gain (loss) reclassified from accumulated other comprehensive income to earnings(2)	761	(537)	3,300	(98)
Foreign currency exchange contracts not designated as hedging instruments:(3)
Gain recognized in earnings(2)	$693	$—	$3,380	$—

(1) Amount represents the change in fair value of derivative financial instruments.
(2) These gains (losses) are recognized in cost of goods and services sold within the condensed consolidated statements of operations.
(3) There were foreign currency exchange contracts not designated as hedging instruments outstanding during the three and nine months ended December 31, 2025, but all had expired or settled by period end.

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025			December 31, 2024			March 31, 2025
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$81	$—	$81	$—	$—	$—	$982	$—	$982
Securitized beneficial interests	—	14,326	14,326	—	17,671	17,671	—	29,354	29,354
Total assets	$81	$14,326	$14,407	$—	$17,671	$17,671	$982	$29,354	$30,336
Financial Liabilities:
Derivative financial instruments	$—	$—	$—	$3,987	$—	$3,987	$57	$—	$57
Long-term debt(1)	436,221	—	436,221	421,091	49	421,140	433,885	12	433,897
Guarantees	—	3,338	3,338	—	2,666	2,666	—	6,459	6,459
Total liabilities	$436,221	$3,338	$439,559	$425,078	$2,715	$427,793	$433,942	$6,471	$440,413
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the reconciliation of changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	December 31, 2025			December 31, 2024
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$4,742	$—	$843	$11,093	$91	$284
Issuances	60,443	—	2,970	56,192	—	2,408
Settlements	(48,213)	—	—	(45,409)	(42)	(26)
Losses recognized in earnings	(2,646)	—	(475)	(4,205)	—	—
Balance, end of period	$14,326	$—	$3,338	$17,671	$49	$2,666

	Nine Months Ended
	December 31, 2025			December 31, 2024
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$29,354	$12	$6,459	$15,036	$160	$5,097
Issuances	139,452	—	3,787	174,631	—	3,738
Settlements	(149,401)	(12)	(3,758)	(159,938)	(111)	(2,421)
Losses recognized in earnings	(5,079)	—	(3,150)	(12,058)	—	(3,748)
Balance, end of period	$14,326	$—	$3,338	$17,671	$49	$2,666

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At December 31, 2025, the assessment for intrastate trade tax credits taken is $2,399 and the total assessment including penalties and interest is $10,595. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	1,724	$3.46
Granted	85	4.23
Canceled or forfeited	(23)	3.50
Nonvested, December 31, 2025	1,786	$3.49

The following summarizes equity-based compensation expense for restricted stock units, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Equity-based compensation expense	$272	$267	$765	$3,899

The amount recorded during the nine months ended December 31, 2024 included the impact of a cumulative catch-up adjustment due to the modification on May 10, 2024 of awards then outstanding under the Incentive Plan.

Unrecognized compensation cost for restricted stock units is $1,364 as of December 31, 2025, and is expected to be recognized over a weighted average period of 1.18 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Performance-Based Stock Units
Under the terms of the performance-based stock units, the amount of shares to be issued to certain employees (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of December 31, 2025, and accordingly, no equity-based compensation expense has been recognized for performance-based stock units. The following summarizes activity for performance-based stock units (at the target performance level):

(in thousands, except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2025	553	$4.36
Granted	23	6.79
Canceled or forfeited	(26)	4.36
Nonvested, December 31, 2025	549	$4.46

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Sales	$579	$474	$20,564	$15,015
Purchases	73,752	88,908	150,754	187,202
Dividends received	7,022	11,475	7,022	11,475

The Company included the following related party balances in its condensed consolidated balance sheets:

	December 31, 2025	December 31, 2024	March 31, 2025	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$4,671	$54	$50	Other receivables
Accounts payable, related parties	45,354	72,182	19,731	Accounts payable

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,125 shares of the Company’s common stock, representing approximately 24.9% of the outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 11. Debt Arrangements," during the nine months ended December 31, 2025.

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

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of December 31, 2025 and 2024, and March 31, 2025, includes $1,373, $3,362, and $1,600, respectively, of interest payable to Investor-Affiliated Funds. Interest expense as presented in the condensed consolidated statements of operations includes $5,404 and $16,380 for the three and nine months ended December 31, 2025, respectively, and $5,762 and $18,968 for the three and nine months ended December 31, 2024, respectively, that relates to the Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company's common stock outstanding).

19. Segment Information

The following summarizes segment information, with the All Other category being included for purposes of reconciliation of the respective balances of the Leaf segment (the Company's sole reportable segment) to the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Sales and other operating revenues:
Leaf	$652,448	$775,335	$1,727,514	$1,970,469
All Other	3,350	2,972	7,309	9,076
Consolidated sales and other operating revenues	$655,798	$778,307	$1,734,823	$1,979,545

Cost of goods and services sold:
Leaf	$553,138	$659,367	$1,475,077	$1,692,517
All Other	2,768	2,493	6,439	11,260
Consolidated cost of goods and services sold	$555,906	$661,860	$1,481,516	$1,703,777

Selling, general, and administrative expenses:
Leaf	$37,007	$44,719	$114,529	$121,141
All Other	1,277	1,794	4,266	4,909
Consolidated selling, general, and administrative expenses	$38,284	$46,513	$118,795	$126,050

Other segment items:(1)
Leaf	$8,677	$3,821	$14,041	$10,618
All Other	141	(57)	(168)	(932)
Consolidated other segment items	$8,818	$3,764	$13,873	$9,686

Leaf segment operating income	$53,626	$67,428	$123,867	$146,193
All Other operating loss	(836)	(1,258)	(3,228)	(6,161)
Restructuring and asset impairment charges	1,504	89	1,625	416
Consolidated operating income	$51,286	$66,081	$119,014	$139,616
Gain on debt retirement	—	—	—	8,178
Gain on pension settlement	373	—	373	—
Interest expense, net	36,566	32,913	104,255	101,935
Income before income taxes and other items	$15,093	$33,168	$15,132	$45,859
(1) Represents the other expense, net caption within the condensed consolidated statements of operations.

	Three Months Ended
	December 31,
	2025			2024
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$4,899	$381	$5,280	$4,457	$389	$4,846
Capital expenditures	4,592	719	5,311	4,761	560	5,321

	Nine Months Ended
	December 31,
	2025			2024
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$14,512	$1,135	$15,647	$13,864	$1,174	$15,038
Capital expenditures	12,467	1,723	14,190	13,031	1,583	14,614

	December 31, 2025			December 31, 2024			March 31, 2025
	Leaf	All Other	Total	Leaf	All Other	Total	Leaf	All Other	Total
Assets	$1,884,453	$34,638	$1,919,091	$1,683,709	$36,475	$1,720,184	$1,466,400	$37,443	$1,503,843
Trade and other receivables, net	268,149	363	268,512	343,706	453	344,159	204,054	175	204,229
Investments in unconsolidated affiliates	95,097	6,503	101,600	90,695	6,563	97,258	90,238	6,690	96,928

20. Subsequent Events

Effective January 1, 2026, the investment limit of the Finacity Facility described in "Note 12. Securitized Receivables" was temporarily increased from $120,000 to $160,000 of trade receivables through May 31, 2026.

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

Executive Summary
The Company's third quarter results and working capital continue to reflect the impact of larger crops, a trend that has persisted throughout fiscal year 2026. Operational and financial performance remains aligned with expectations, and after our successful buying season, the Company continues to support customers by ensuring their leaf requirements are met. The larger crop environment across many of our operating origins, together with various timing-related accelerations and deferrals of shipments, resulted in lower leaf product sales volumes. This decline was partially offset by strong volume growth in processing and other revenues, which favorably impacted gross margin as a percent of sales. Larger crops led to improved performance in the Company's equity method investments, particularly in South America and Asia, resulting in higher income from unconsolidated affiliates in both the quarterly and year-to-date periods.

Quarterly results were affected by lower average selling prices in leaf product revenues, along with volume-related declines due to shifts in shipment timing. Sales and other operating revenues were $655.8 million for the three months ended December 31, 2025, compared to $778.3 million for the three months ended December 31, 2024, representing a decrease of 15.7%, or $122.5 million. Despite the decrease in sales and other operating revenues, gross margin as a percent of sales for the quarterly period increased slightly from 15.0% for the prior-year period to 15.2%, due to favorable product mix.

Year-to-date sales and other operating revenues reflect the timing of shipments, including the continued impact of lower carry-over sales from the prior fiscal year. These factors affected leaf product revenues and contributed to a 12.4%, or $244.7 million, decrease in sales to $1,734.8 million for the nine months ended December 31, 2025 from $1,979.5 million for the nine months ended December 31, 2024. Larger crop volumes for processing and other revenues partially mitigated the decline in leaf product revenues and contributed to an improvement in gross margin as a percent of sales to 14.6%, compared to 13.9% in the prior year.

Current crop tobacco purchases were principally completed by the end of the third quarter. During the second half of the fiscal year, the Company's operations are primarily focused on processing remaining current crop volumes and fulfilling customer shipments of processed tobacco. Consistent with trends from the first and second quarters of fiscal year 2026, our total tobacco inventory at the end of the third quarter remained elevated, representative of the larger crop volumes from Africa and South America. As of December 31, 2025, total processed and unprocessed tobacco inventories were $959.8 million. This higher inventory position will support ongoing customer demand and is anticipated to contribute to seasonally higher shipment activity in the remainder of the fiscal year.

Results of Operations

Three Months Ended December 31, 2025 and 2024
	Three Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2025	2024	$	%
Consolidated:
Sales and other operating revenues	$655.8	$778.3	(122.5)	(15.7)
Cost of goods and services sold	555.9	661.9	(106.0)	(16.0)
Gross profit*	99.9	116.5	(16.6)	(14.2)
Gross profit as a percent of sales	15.2%	15.0%
Selling, general, and administrative expenses	$38.3	$46.5	(8.2)	(17.6)
Other expense, net	8.8	3.8	5.0	131.6
Restructuring and asset impairment charges	1.5	0.1	1.4	1,400.0
Operating income	51.3	66.1	(14.8)	(22.4)
Gain on pension settlement	0.4	—	0.4	100.0
Interest expense, net	36.6	32.9	3.7	11.2
Income before income taxes and other items	15.1	33.2	(18.1)	(54.5)
Income tax expense	10.3	18.1	(7.8)	(43.1)
Income from unconsolidated affiliates, net	12.4	4.3	8.1	188.4
Net income attributable to noncontrolling interests	0.3	0.5	(0.2)	(40.0)
Net income attributable to Pyxus International, Inc.	$16.9	$18.9	(2.0)	(10.6)

Leaf:
Product revenues	$614.7	$742.9	(128.2)	(17.3)
Tobacco costs	493.4	603.1	(109.7)	(18.2)
Transportation, storage, and other period costs	28.9	27.7	1.2	4.3
Total product cost of goods sold	522.3	630.8	(108.5)	(17.2)
Product gross profit	92.4	112.1	(19.7)	(17.6)
Product gross profit as a percent of sales	15.0%	15.1%

Kilos sold	115.1	123.5	(8.4)	(6.8)
Average price per kilo	$5.34	$6.02	(0.68)	(11.3)
Average cost per kilo	4.54	5.11	(0.57)	(11.2)
Average gross profit per kilo	0.80	0.91	(0.11)	(12.1)

Processing and other revenues	$37.8	$32.4	5.4	16.7
Processing and other costs of services sold	30.8	28.5	2.3	8.1
Processing and other gross profit	7.0	3.9	3.1	79.5
Processing and other gross profit as a percent of sales	18.5%	12.0%

All Other:
Sales and other operating revenues	$3.3	$3.0	0.3	10.0
Cost of goods and services sold	2.7	2.5	0.2	8.0
Gross profit	0.6	0.5	0.1	20.0
Gross profit as a percent of sales	18.2%	16.7%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $122.5 million, or 15.7%, to $655.8 million for the three months ended December 31, 2025 from $778.3 million for the three months ended December 31, 2024. This decrease was a result of lower leaf product revenues due to the timing of customer shipments in Africa and Europe, as well as a lower average price per kilo primarily in South America, with pricing reflective of the lower costs to purchase the current crop.

Cost of goods and services sold decreased $106.0 million, or 16.0%, to $555.9 million for the three months ended December 31, 2025 from $661.9 million for the three months ended December 31, 2024, corresponding to the reduction in sales and other operating revenues, as well as the lower costs incurred to purchase the current crop.

Gross profit decreased $16.6 million, or 14.2%, to $99.9 million for the three months ended December 31, 2025 from $116.5 million for the three months ended December 31, 2024. This decrease was due to the timing of certain leaf product revenues and the decline in average gross profit per kilo. Average gross profit per kilo was lower by $0.11, or 12.1%, to $0.80 for the three months ended December 31, 2025 from $0.91 for the three months ended December 31, 2024, which was impacted unfavorably by lower average sales prices due to product mix and customer mix.

Selling, general, and administrative expenses decreased $8.2 million, or 17.6%, to $38.3 million for the three months ended December 31, 2025 from $46.5 million for the three months ended December 31, 2024. This decrease was primarily due to a lower accrual for variable incentive compensation.

Other expense, net increased $5.0 million, or 131.6%, to $8.8 million for the three months ended December 31, 2025 from $3.8 million for the three months ended December 31, 2024. This increase was primarily due to the resolution of a discrete customs dispute in the current-year period.

Income tax expense decreased $7.8 million, or 43.1%, to $10.3 million for the three months ended December 31, 2025 from $18.1 million for the three months ended December 31, 2024. This decrease was primarily attributable to reduced unfavorable foreign currency impacts recognized in income tax expense during the current-year period. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income from unconsolidated affiliates, net increased $8.1 million, or 188.4%, to $12.4 million for the three months ended December 31, 2025 from $4.3 million for the three months ended December 31, 2024. This increase was mainly due to higher profitability in South America as a result of lower purchasing costs for the current crop that was sold during the period.

Nine Months Ended December 31, 2025 and 2024
	Nine Months Ended December 31,
			Change
(in millions, except per kilo amounts)	2025	2024	$	%
Consolidated:
Sales and other operating revenues	$1,734.8	$1,979.5	(244.7)	(12.4)
Cost of goods and services sold	1,481.5	1,703.8	(222.3)	(13.0)
Gross profit*	253.3	275.8	(22.5)	(8.2)
Gross profit as a percent of sales	14.6%	13.9%
Selling, general, and administrative expenses	118.8	126.0	(7.2)	(5.7)
Other expense, net	13.9	9.7	4.2	43.3
Restructuring and asset impairment charges	1.6	0.4	1.2	300.0
Operating income*	119.0	139.6	(20.6)	(14.8)
Gain on debt retirement	—	8.2	(8.2)	(100.0)
Gain on pension settlement	0.4	—	0.4	100.0
Interest expense, net	104.3	101.9	2.4	2.4
Income before income taxes and other items	15.1	45.9	(30.8)	(67.1)
Income tax expense	25.8	32.3	(6.5)	(20.1)
Income from unconsolidated affiliates, net	11.7	7.4	4.3	58.1
Net income attributable to noncontrolling interests	0.8	0.8	—	—
Net income attributable to Pyxus International, Inc.*	$0.2	$20.3	(20.1)	(99.0)

Leaf:
Product revenue	$1,584.1	$1,847.9	(263.8)	(14.3)
Tobacco costs	1,287.4	1,516.0	(228.6)	(15.1)
Transportation, storage, and other period costs	73.1	70.5	2.6	3.7
Total cost of goods sold	1,360.5	1,586.5	(226.0)	(14.2)
Product revenue gross profit	223.6	261.4	(37.8)	(14.5)
Product revenue gross profit as a percent of sales	14.1%	14.1%

Kilos sold	273.4	305.2	(31.8)	(10.4)
Average price per kilo	$5.79	$6.05	(0.26)	(4.3)
Average cost per kilo	4.98	5.20	(0.22)	(4.2)
Average gross profit per kilo	0.81	0.85	(0.04)	(4.7)

Processing and other revenues	$143.4	$122.5	20.9	17.1
Processing and other revenues costs of services sold	114.6	106.0	8.6	8.1
Processing and other gross profit	28.8	16.5	12.3	74.5
Processing and other gross profit as a percent of sales	20.1%	13.5%

All Other:
Sales and other operating revenues	$7.3	$9.1	(1.8)	(19.8)
Cost of goods and services sold	6.4	11.2	(4.8)	(42.9)
Gross profit (loss)	0.9	(2.1)	3.0	142.9
Gross profit (loss) as a percent of sales	12.3%	(23.1)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $244.7 million, or 12.4%, to $1,734.8 million for the nine months ended December 31, 2025 from $1,979.5 million for the nine months ended December 31, 2024, largely due to the 10.4% decline in kilo volumes sold as a result of the timing of certain leaf product customer shipments, including the continued impact of lower carry-over sales from accelerated shipments in Africa and North America during the fourth quarter of fiscal year 2025.

Cost of goods and services sold decreased $222.3 million, or 13.0%, to $1,481.5 million for the nine months ended December 31, 2025 from $1,703.8 million for the nine months ended December 31, 2024. This decrease is mainly due to the reduction in sales and other operating revenues.

Gross profit decreased $22.5 million, or 8.2%, to $253.3 million for the nine months ended December 31, 2025 from $275.8 million for the nine months ended December 31, 2024, due to the decline in leaf product revenues, partially offset by increased gross profit in processing and other revenues primarily from larger crops in Africa. Average gross profit per kilo was lower by $0.04, or 4.7%, to $0.81 for the nine months ended December 31, 2025 from $0.85 for the nine months ended December 31, 2024, mainly due to product mix. Despite these declines, the larger crop sales for processing and other revenues contributed to an improvement in gross profit as a percent of sales to 14.6%, compared to 13.9% in the prior year.

Selling, general, and administrative expenses decreased $7.2 million, or 5.7%, to $118.8 million for the nine months ended December 31, 2025 from $126.0 million for the nine months ended December 31, 2024. The decrease was driven by a lower accrual for variable incentive compensation and less equity-based compensation expense due to the non-recurrence of modified restricted stock awards, partially offset by increased personnel costs.

Other expense, net increased $4.2 million, or 43.3%, to $13.9 million for the nine months ended December 31, 2025 from $9.7 million for the nine months ended December 31, 2024. This increase was due to the resolution of a discrete customs dispute in the current period, along with an unfavorable impact from foreign currency fluctuations. These higher expenses were partially offset by lower utilization of the Company's securitization facilities.

The gain on debt retirement of $8.2 million for the nine months ended December 31, 2024 was due to the repurchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.4 million, a 12.0% discount to par, and the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. There were no repurchases of senior secured notes or term loans during the nine months ended December 31, 2025. See "Note 18. Related Party Transactions" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income tax expense decreased $6.5 million, or 20.1%, to $25.8 million for the nine months ended December 31, 2025 from $32.3 million for the nine months ended December 31, 2024. This decrease was due to lower income before income taxes and other items and from a reduction in unfavorable foreign currency impacts recognized in income tax expense during the current year-to-date period, partially offset by an increase in the reserves for unrecognized tax benefits. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Income from unconsolidated affiliates, net increased $4.3 million, or 58.1%, to $11.7 million for the nine months ended December 31, 2025 from $7.4 million for the nine months ended December 31, 2024. This increase was due to higher profitability generated from larger crop volumes sold in South America and Asia, along with additional income from Asia due to a gain on the sale of certain fixed assets and from the receipt of insurance recoveries following severe flooding that impacted operations in the prior year.

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

The following summarizes our total borrowing capacity at December 31, 2025 and 2024 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	December 31, 2025		December 31, 2024
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$150.0	$150.0	$120.0	$120.0
Foreign seasonal lines of credit	1,055.3	229.2	871.5	285.1
Other long-term debt	—	—	0.4	0.3
Letters of credit	11.9	3.5	11.5	3.4
Total	$1,217.2	$382.7	$1,003.4	$408.8

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

The total borrowing capacity of our foreign seasonal lines of credit increased $183.8 million when compared to the prior year and were primarily utilized to purchase larger volumes of green tobacco. The amounts presented as the remaining amount available for borrowing under the foreign seasonal lines of credit are subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants.

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

(in millions)	December 31, 2025	December 31, 2024	March 31, 2025
Notes payable	$833.7	$608.6	$395.0
Current portion of long-term debt	—	0.1	—
Long-term debt(1)	455.5	454.6	454.9
Total debt liabilities	$1,289.2	$1,063.3	$849.9
Less: Cash and cash equivalents	129.8	103.3	78.3
Net debt	$1,159.4	$960.0	$771.6
(1) Fluctuations in long-term debt include borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility were $52.0 million and $48.2 million for the three and nine months ended December 31, 2025, respectively.

Net debt increased as of December 31, 2025 when compared to December 31, 2024 due to higher borrowings on our foreign seasonal lines of credit.

Working Capital

The following summarizes our working capital:

(in millions except for current ratio)	December 31, 2025	December 31, 2024	March 31, 2025
Cash, cash equivalents, and restricted cash	$134.5	$109.7	$85.5
Trade and other receivables, net	268.5	344.2	204.3
Inventories and advances to tobacco suppliers, net	1,091.3	874.3	792.7
Recoverable income taxes	13.0	2.7	6.6
Prepaid expenses and other current assets	60.5	54.4	69.0
Total current assets*	$1,567.8	$1,385.2	$1,158.2

Notes payable	$833.7	$608.6	$395.0
Accounts payable	136.7	169.8	132.9
Advances from customers	63.9	88.4	135.6
Accrued expenses and other current liabilities	125.8	104.2	90.9
Income taxes payable	15.6	20.5	11.0
Operating leases payable	9.2	8.2	8.5
Current portion of long-term debt	—	0.1	—
Total current liabilities	$1,184.9	$999.8	$773.9

Current ratio	1.3 to 1	1.4 to 1	1.5 to 1
Working capital	$382.9	$385.4	$384.3
* Amounts may not equal column totals due to rounding

The change in working capital from December 31, 2024 to December 31, 2025 represents a modest decline of $2.5 million, or 0.6%, and reflects increased borrowings under foreign seasonal lines of credit to support purchases of higher volumes of green tobacco, particularly in Africa and South America, mostly offset by the increase in inventories and advances to tobacco suppliers, net funded by such borrowings.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	December 31, 2025	December 31, 2024	March 31, 2025
Committed	$740.6	$581.4	$482.8
Uncommitted	28.0	21.9	7.6
Total processed tobacco	$768.6	$603.3	$490.4

Total processed tobacco increased by $165.3 million, or 27.4%, from December 31, 2024 to December 31, 2025. The increase primarily reflects larger crop volumes purchased and processed in Africa, including volumes affected by shipment delays from certain African origins during the period. While uncommitted levels of processed tobacco remained low as of December 31, 2025, larger current season crop volumes, particularly from Africa and South America, led to a shift in the global tobacco market toward a more balanced supply environment during the current fiscal year, compared to undersupply conditions in prior years. Early indications from the upcoming crop season suggest continued strong production, which is expected to result in oversupply levels at the beginning of fiscal 2027. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of December 31, 2025, our cash, cash equivalents, and restricted cash was $134.5 million, of which approximately $75.2 million was held in non-U.S. jurisdictions for non-U.S. working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Nine Months Ended
	December 31,
(in millions)	2025	2024
Net income	$1.0	$21.1
Trade and other receivables	(209.2)	(305.1)
Inventories and advances to tobacco suppliers	(295.5)	73.4
Payables and accrued expenses	31.8	2.1
Advances from customers	(73.2)	(0.4)
Other	26.5	37.2
Net cash used in operating activities	$(518.6)	$(171.7)
Collections from beneficial interests in securitized trade receivables	152.5	142.8
Other	(10.3)	(11.9)
Net cash provided by investing activities	$142.2	$130.9
Net proceeds from short-term borrowings	431.4	114.9
Repayment of long-term borrowings	—	(55.8)
Other	(3.9)	(3.5)
Net cash provided by financing activities	$427.5	$55.6
Effect of exchange rate changes on cash	(2.1)	(5.0)
Increase in cash, cash equivalents, and restricted cash*	$49.0	$9.9

* Amounts may not equal column totals due to rounding

The change in cash, cash equivalents, and restricted cash for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 increased by $39.1 million. This increase was due to higher net proceeds received from foreign seasonal lines of credit and the non-recurrence of partial repayments made on long-term debt in the prior-year period, partially offset by an increase in cash used to purchase larger crop volumes.

Planned Capital Expenditures
Capital investments in our leaf operations were primarily for routine replacement of machinery and equipment, as well as investments in assets to enhance our sustainability efforts or increase efficiencies, which we believe will add value to our customers. We incurred approximately $15.8 million in capital expenditures for the nine months ended December 31, 2025, and are expecting to incur an additional $10.3 million for the remainder of the fiscal year ending March 31, 2026.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Nine Months Ended
(in millions)	December 31, 2025
Contributions made during the period	$3.2
Contributions expected for the remainder of the fiscal year	1.3
Total	$4.5

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2025.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended December 31, 2025.

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

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the nine months ended December 31, 2025. As of December 31, 2025, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Pyxus International, Inc.

Date: February 11, 2026	/s/ Christopher G. Meredith
Christopher G. Meredith
Corporate Controller
(Principal Accounting Officer)