Form 10-K
period 2026-03-31
PYXUS INTERNATIONAL, INC.
filed 2026-06-04
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34.6 million based on the closing price of the common stock as reported on the OTCID Basic Market.

As of May 31, 2026, there were 24,607,791 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the 2026 Annual Meeting of Shareholders (to be held August 13, 2026) of the registrant is incorporated by reference into Part III hereof.

PART I

Item 1. Business

Company Overview
This Annual Report on Form 10-K (this "Annual Report") is filed by Pyxus International, Inc. (the "Company," "Pyxus," "we," "us," or "our"). Pyxus is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients, principally leaf tobacco. The Company has one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the respective balances of the Leaf segment to the consolidated financial statements. All Other revenue is primarily composed of revenue from the sale of non-tobacco agricultural products. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" to the "Notes to the Consolidated Financial Statements" for additional information.

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

Our arrangements with suppliers vary depending on our predictions of future supply and demand, local historical practice, and availability of capital. In some locales, we purchase crop inputs, such as seeds, fertilizer, pesticides, and other products related to tobacco crop production, and issue them to suppliers with whom we have purchase contracts. The suppliers, who generally operate small farms, then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if the supplier meets our specifications. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We account for our advances to suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

Our agronomy team maintains frequent contact with suppliers prior to and throughout the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. As a result of various factors, including weather, not all suppliers are able to fully settle advances through delivery of tobacco in a given crop year. Throughout the crop cycle, we monitor events that may impact the suppliers’ ability to deliver tobacco. If we determine we will not be able to recover the original cost of the advances with deliveries of the current crop or future crop deliveries, the unit cost of tobacco received is increased when unrecoverable costs are within a normal range or expensed immediately when they are above a normal range. The normal range is based on our historical results.

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content, and other characteristics. Unprocessed tobacco is a semi-perishable commodity. The processing of leaf tobacco facilitates shipping by preventing spoilage and is an essential service to our customers as the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s products. Accordingly, our production facilities are in proximity to our principal tobacco sourcing locations. We process tobacco in Company-owned and third-party facilities around the world, including in Argentina, Brazil, China, India, Indonesia, Jordan, North Macedonia, Malawi, Tanzania, Thailand, Turkey, United States, and Zimbabwe. After processing, whole leaves, bundles, strips or stems, and scrap, where applicable, are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

Our production processes and capabilities are optimized to extract maximum utility from the tobacco leaf, which in turn creates additional products to serve the needs of our customers. These products, referred to as Value-Added Tobacco Products ("VATP"), are derived from the tobacco we process in our facilities. A large portion of the VATP business is comprised of our cut rag tobacco operations where processed tobacco strips are blended and flavored to create a cut filler for use by manufacturers of nicotine products. A smaller portion of the VATP business leverages other byproducts from our tobacco processing operations, such as stems, small lamina, and scrap that would otherwise be discarded, and are used to create cut rolled expanded stems, rolled stems, and reconstituted tobacco products, which are used as inputs for various nicotine products.

We utilize contracts, joint ventures, and other arrangements for the purchase of tobacco grown in other countries that produce export-quality flue-cured and burley tobacco. Much of the tobacco we purchase is sourced from the African, Asian, and South American regions in which we operate. The approximate percentage of tobacco purchases from these regions were as follows:

	Years Ended March 31,
	2026	2025	2024
Africa	33.1%	34.4%	32.7%
Asia	21.6%	19.6%	18.7%
South America	22.7%	23.7%	28.1%

Seasonality
The purchasing and processing activities of our leaf tobacco business are seasonal and vary by market and tobacco variety. Tobacco grown in North America is purchased, processed, and marketed generally during a five-month period beginning in August and ending in December. Tobacco grown in South America is usually purchased, processed, and marketed from January through July and, for tobacco grown in Africa, from March through September. Other tobacco markets around the world have similar purchasing and processing activities, although these activities occur at various times of the year.

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

Track and Trace Technology
In connection with our leaf tobacco operations, the Company leverages its proprietary "track-and-trace" platform, branded as SENTRI®, to provide transparency into the lifecycle of agricultural products. SENTRI® houses our farm monitoring information and supports our analysis of data related to the production, harvest, processing, formulation, testing, and release of individual batches of products. By tracking data on products at each stage of our supply chain, SENTRI® permits proactive decision making for both the Company and our leaf tobacco customers. The key features of SENTRI® include:

•Product Tracking: Data collection and tracking at various stages in the product lifecycle can provide customers with visibility into where products originate, how they were produced, and the product testing completed along the product journey.
•Control and Visibility: With access to increased supply chain data, we can monitor quality control at various points in the product route to market.
•Sustainability Commitments: SENTRI® incorporates visibility into the crop production practices and procedures, helping promote compliance with applicable regulations throughout a product's supply chain journey.
•Lot Number Tracking: We can track specific products through the manufacturing process by lot number with full visibility to our customers. This provides more information about the product, its origin, and other information relevant to quality control and product transparency.
•Agronomic Services: SENTRI® utilizes an experienced team to track and analyze data and insights regarding growing practices.

Key Customers
In our leaf tobacco business, our primary customers are major consumer tobacco product manufacturers. See "Note 26. Segment Information" to the "Notes to Consolidated Financial Statements" for additional information regarding customers, and their respective affiliates, that account for more than 10% of our annual revenues. Our sales to customers were delivered to the following geographic regions:

	Year Ended March 31,
	2026
(dollars in millions)	$	%
Africa	410.8	17.0
Asia	755.3	31.3
Europe	884.6	36.7
Other	362.3	15.0
Total	2,413.0	100.0

Competition
Leaf tobacco industry competition is based on the Company's ability to meet individual customer specifications, including, but not limited to, crop production and curing, sustainable best practices, buying, processing, residue compliance and crop financing, as well as the price charged for products and services. Pyxus is one of only two global, publicly held leaf tobacco merchants. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley, and oriental tobacco. In addition to the primary global independent leaf tobacco merchants, there are other global, regional, or national competitors. These include local independent leaf merchants that have low fixed costs and overhead and some of our customers that have vertically integrated operations in certain markets.

We have long-standing relationships with growers across the globe with whom we contract directly to procure tobacco, and our grower base is critical to our ability to provide sustainable, compliant crops that meet the specific requirements of our customers. We strive to maintain strong, productive relationships with our growers by providing them with agronomic expertise, which includes training on good agricultural practices to support quality and high-yielding crops, and training on our agricultural labor practices that set human rights standards by which they are expected to comply. We remain committed to conducting our global business in an ethical and responsible manner, in accordance with international standards and practices relating to human rights and the environment, to give our customers confidence that we can satisfy their demand requirements through a sustainable and compliant value chain.

Regulation
See "Item 1A. Risk Factors" for a discussion of applicable government regulation of leaf tobacco.

All Other
We are also engaged in the sale of non-tobacco agricultural products, which represented less than 1% of our consolidated revenues for each of the fiscal years ended March 31, 2026, 2025, and 2024. These operations have been combined and reported in an "All Other" category included for purposes of reconciliation of the respective balances of the Leaf segment to the consolidated financial statements. See "Note 26. Segment Information" for additional information.

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

As of March 31, 2026, we employed approximately 3,300 people, excluding seasonal employees, in our worldwide operations, of which approximately 83.3% were employed outside of the United States. We maintain positive relationships with the Company’s employees and their respective organizations. We have collective bargaining agreements in place in many of the countries in which we operate, and we have long-term agreements in-place in certain jurisdictions to resolve disputes through binding arbitration.

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

Supply Chain Human Rights Matters
We support efforts to address human rights concerns throughout the tobacco supply chain. For example, in our tobacco supply chain, we use on-farm good agricultural practices assessments to assess suppliers' compliance with labor practices. Our subsidiaries establish contract terms and conditions with suppliers related to forced and child labor and other agricultural labor practices, and they conduct due diligence throughout our tobacco growing regions to monitor compliance.

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

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risks Related to Our Indebtedness

We may not be able to refinance or renew our indebtedness or be able to borrow under our ABL credit facility or other future credit facilities, which may have a material adverse effect on our financial condition.
We may not be able to renew or refinance our senior secured indebtedness, including our ABL credit facility, or other indebtedness on substantially similar terms, or at all, whether due to volatility and disruption of global credit markets or otherwise. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our ABL credit facility and other senior secured indebtedness on terms that are substantially similar to the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to repay the ABL credit facility, our senior secured indebtedness, or certain of our other indebtedness, which may result in a default.

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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2026, we had approximately $932.9 million in aggregate principal amount of indebtedness. Our substantial debt could have important consequences, including:

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

Despite current indebtedness levels, we may incur additional debt, which could increase the risks associated with our significant leverage.
We may incur substantial additional indebtedness in the future to the extent permitted under our existing credit arrangements. As of March 31, 2026, $747.3 million was available for borrowing under our short and long-term credit facilities, including letters of credit. If new debt is added to our current debt levels, the risks discussed above could intensify.

Risks Related to Our Leaf Tobacco Operations

Our reliance on a small number of significant customers may adversely affect our financial results.
The customers of our leaf tobacco business are manufacturers of cigarette and other tobacco products. Several of these customers individually may account for a significant portion of our sales in a normal year. For the year ended March 31, 2026, Philip Morris International Inc., China National Tobacco Corporation, and Japan Tobacco International each accounted for 10% or more of our total sales and other operating revenues. In addition, tobacco product manufacturers have experienced consolidation, and further consolidation among our customers could decrease customer demand for our leaf tobacco or processing services. The loss of one or more of our significant customers could have a material adverse effect on our financial results.

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

Shifts in customer requirements for sourcing tobacco could negatively affect our organizational structure, asset base, and results of operations, including shifts resulting from the imposition of tariffs.
We procure and process leaf tobacco across multiple countries and regions, and customer procurement strategies and decisions may be influenced by prevailing macroeconomic conditions, including currency fluctuations, such as changes in currency exchange rates relative to the United States Dollar (“USD”), the imposition of tariffs and other changes in international trade policies.

For example, tariffs announced by the U.S. government have resulted in the imposition of retaliatory tariffs by impacted governments, and recent tariff actions, and future tariff actions, by the U.S. government may result in additional tariffs being imposed. As a result, we have experienced, and continue to experience, shifts in customer purchasing behavior in affected jurisdictions. In addition to risks that we may not be able to fully supply customer needs from unaffected regions in response to such shifts in purchasing behavior, such shifts have required, and may continue to require, the Company to evaluate and adjust how we conduct our business and operations in affected regions. While we continue to monitor trade developments that could impact our customers and our business, our sales opportunities may be adversely affected by such shifts in customer purchasing behavior and we may not be able to adjust our operations in a timely or efficient manner, which could adversely affect our results of operations.

We have incurred, and may continue to incur, costs as we continue to adjust to shifts in sourcing, including in response to tariff actions. If our customers significantly alter their requirements for tobacco volumes from certain regions, we may have to change our production facilities and alter our fixed asset base in certain origins. Adjusting our capacity and adjusting to shifts in sourcing may have an adverse impact on our ability to manage our costs and could have an adverse effect on our financial performance.

In addition, certain of our most significant customers, including Philip Morris International Inc. and British American Tobacco, have publicly announced intentions to move toward smoke-free, alternative tobacco and nicotine products replacing traditional cigarettes. Generally, these alternative tobacco and nicotine products require less, and in some cases no, tobacco in production as compared to traditional cigarettes and other combustible tobacco products. An increasing shift toward alternative tobacco and nicotine products, whether driven by our customers or by consumer preferences, could materially adversely affect our results of operations.

Our financial results will vary according to growing season conditions, customer indications, and other factors, which significantly impacts our ability to forecast our quarterly and annual financial performance.
Our financial results may be significantly affected by fluctuations in tobacco growing season conditions and crop sizes, which affect the supply of tobacco to our customers. Crop sizes may be affected by, among other things, precipitation levels, crop infestation and disease, the volume of annual tobacco plantings and yields realized by suppliers, the availability of crop inputs, and suppliers' elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes, floods, and tornadoes, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors. The unpredictability may be exacerbated by the effects of climate change, which could increase the likelihood or severity of disruptive weather events.

The cost of acquiring tobacco can fluctuate greatly due to crop sizes and increased competition in certain markets where we purchase tobacco. For example, short crops in periods of high demand translate into higher average green tobacco prices, higher throughput costs, and less volume to sell. Conversely, large crops translate into lower average green tobacco prices, lower throughput costs, and excess volume to sell.

From time to time in the ordinary course of business, we may hold significant quantities of processed tobacco in inventory due to the timing and unpredictability of customer indications, orders, and shipments, which increases our balance sheet risk and may contribute to variability in financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping, increased spot-prices for shipping prompting vessel operators to reduce cargo allocations of our customers' containers covered by lower-priced, long-term shipping arrangements, and infrastructure and accessibility issues in the ports we use for shipment.

Control of processed tobacco is transferred and revenue is recognized for the sale of inventory at a point in time, in accordance with the shipping terms of the contract. As individual shipments may represent significant amounts of revenue, our financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which may limit your ability to compare our financial results in different periods or in the same periods in different years.

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
Our arrangements with suppliers vary depending on our predictions of future supply and demand dynamics, local historical practice, and availability of capital. In some locales, we purchase seeds, fertilizer, pesticides, and other products related to growing tobacco, which represent prepaid inventory, and issue them to suppliers with whom we have purchase contracts. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase if it meets our specifications. These advances to tobacco suppliers are settled as part of the consideration paid upon the suppliers delivering us unprocessed tobacco at market prices. The quantity and quality of tobacco delivered, both of which are outside of our control at the time we make advances to suppliers, ultimately determine the market value of the tobacco sourced. Unsatisfactory quantities or quality of the tobacco delivered could result in losses with respect to the advances made to these suppliers or the deferral of those advances.

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

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing, and financing of tobacco. The loss or substantial reduction of one or more of our significant customers could reduce our earnings. Although Pyxus is one of only two primary global independent publicly held leaf tobacco merchants, cigarette manufacturers also buy tobacco directly from local and regional suppliers. We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good local customer connections, where the new entrants have been able to capitalize in the global transition to those markets. Due to their lower cost structures, these merchants may offer prices on products and services that are lower than our prices. Additionally, some of our customers may also directly source leaf tobacco from farmers to meet some of their raw material needs. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

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

Risks Related to Our Financial Condition and Capital Structure

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

Failure of foreign banks in which our subsidiaries deposit funds or the failure of those foreign banks to transfer funds or honor withdrawals, may affect our results of operations.
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

We face risks related to global conflicts, which could significantly disrupt our operations and access to capital.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in the Middle East, including conflicts involving Iran and Israel. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or any other geopolitical tensions. U.S. and global markets have experienced and will likely continue to experience volatility and disruption following the escalation of geopolitical tensions and the start of the conflicts in the Middle East. Although the length and impact of the ongoing military conflict is highly unpredictable, the impact of these military conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Disruption of global financial markets and a recession or market correction, including the significant tariffs imposed by the United States on imports from other countries and other global macroeconomic factors such as inflation and rising interest rates, could reduce our ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business.

In addition, we maintain a number of operations in the Middle East, including a processing facility in Jordan, and supply a number of customers in that region. The scope of the ongoing military conflicts in the Middle East is highly unpredictable, and nations in the Middle East not directly involved in the conflict have been targeted for attacks. Accordingly, such hostilities may directly impact our operations and customers in that region, which could have a material adverse effect on our business and results of operations. Further, such armed conflicts have adversely affected shipping in that region. The timing of shipments of our tobacco can be materially impacted by shortages of containers and vessels for shipping, increased spot-prices for shipping prompting vessel operators to reduce cargo allocations of our customers' containers covered by lower-priced, long-term shipping arrangements, and infrastructure and accessibility issues in the ports we use for shipment. Our results of operations may be materially adversely affected if such conflicts continue to disrupt shipping to the extent that our shipments cannot be made as anticipated or at all.

We are subject to the Foreign Corrupt Practices Act (the "FCPA"), and we operate in jurisdictions that pose a high risk of potential FCPA violations.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business and/or other benefits. Certain of our customers, including China National Tobacco Corporation, are state-owned, and their officers and employees may qualify as foreign officials under the FCPA. In addition, we operate in certain jurisdictions that pose a high risk of potential FCPA violations. Although our corporate policy prohibits foreign bribery and we have adopted procedures to promote compliance, we cannot assure you that our policy, procedures, and controls will operate effectively at all times to protect us against liability under the FCPA for actions taken by our agents, employees, and intermediaries with respect to our business or any businesses that we may acquire. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our policies, procedures, and controls, the imposition of a compliance monitor at our expense, potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations, and liquidity. Investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition, and results of operations.

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
Though we conduct business in many countries around the world, our sales of tobacco, consistent with the business of the leaf tobacco industry, are generally conducted in USD. Generally, we are required to purchase tobacco in foreign countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. When the USD weakens against foreign currencies, our costs for purchasing and processing tobacco in such currencies increases. Although we operate in many foreign countries and are exposed to fluctuations in the currencies of numerous foreign countries, exchange fluctuation in the Brazilian Real against the USD has the greatest potential for impact on our financial results. We attempt to reduce such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

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
We rely on information technology systems, including systems hosted by third-party service providers. For example, our enterprise resource planning system and our domestic employee payroll system are hosted by external service providers. Although we have disaster recovery plans and intrusion preventive mitigating tools and services, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system, or network failures, computer viruses or other malicious software programs, and cyber-attacks, including system hacking and other cyber-security breaches. We may face more sophisticated cyber-security attacks as a result of the proliferation of generative artificial intelligence providing bad actors with advanced cyber-attack tools. The failure or disruption of our IT systems to perform as anticipated could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance, and financial condition.

We cannot assure you that material weaknesses in our internal control over financial reporting ("ICFR") will not be identified in the future.
Although we monitor our ICFR, and improve them as needed, we cannot assure you that material weaknesses will not occur in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Ineffective ICFR could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and/or publicly traded debt and could also require additional restatements of our prior reported financial information. In addition, because we are not an "accelerated filer" under applicable SEC regulations, we are not required to obtain and present a report of our independent accounting firm with respect to the effectiveness of our ICFR and we have not obtained such a report with respect to an evaluation of our internal controls as of March 31, 2026. Accordingly, no such report is included in this Form 10-K.

Regulations regarding environmental matters may substantially increase our costs and expose us to potential liability.
We are subject to environmental, health, and safety laws and regulations in the jurisdictions where we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials used in their production processes are subject to numerous environmental laws and regulations. We may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. From time to time, we may not be in full compliance with such laws, regulations, and permits. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators.

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

In addition, several governments have implemented or are considering implementing due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. For example, the European Union enacted broad due diligence reporting requirements applicable to all industries operating within its Member States. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.

Our joint venture manufactures and supplies e-liquid and consumable nicotine-related products, which inherently carry the risk of exposure to product liability claims, regulatory action, and litigation in the event such products are alleged to have caused injury, harm, or death, and the Company and our related joint venture could be affected by such actions through reputational impact or claims alleging that our supplied materials contributed to the alleged harm.
As a contract manufacturer of, and supplier of inputs for, products that are ingested or otherwise consumed by humans, our joint venture business faces the risk of exposure to product liability claims, regulatory action, and other litigation (including class proceedings and individual proceedings) if such products are alleged to have caused loss, injury, or death. E-liquids and other consumable nicotine product manufacturers and their suppliers may be subject to these types of claims, including that: (i) the products caused or contributed to injury, illness, or death; (ii) the manufacturer or supplier made false, misleading or impermissible statements regarding the products; (iii) the products lacked adequate labeling and instructions for use; and/or (iv) the products failed to include sufficient warnings concerning potential side effects or interactions with other substances.

Previously unknown adverse reactions resulting from human consumption of these e-liquids and other consumable nicotine products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any ingested or consumable product involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination, and our joint venture engaged in e-liquids and other consumable nicotine business may in the future have to recall certain of its manufactured products due to potential quality assurance concerns. Product liability claims or regulatory actions involving e-liquids and other consumable nicotine could increase costs and adversely affect our reputation and relationships with our customers and their consumers. We cannot assure you that product liability insurance held by the Company or our joint venture can be maintained on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in the Company or our joint venture becoming subject to significant liabilities that are uninsured.

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

In addition, our joint venture’s customers operate in a highly regulated industry. Changes in federal, state, and local regulations applicable to e-liquids and other consumable nicotine products (e.g., nicotine content limits, prohibitions on sales of flavored products, imposition of or increases in the rates of excise taxes) could inhibit these customers’ ability to market products in certain jurisdictions or generally. Further, even under existing laws, these customers may not obtain required regulatory authorizations for some or all products manufactured by, or containing inputs supplied by, our joint venture. Should changes in regulations or regulatory actions inhibit our joint venture’s customers’ ability to market such products, the Company’s business, financial condition, and results of operations could in turn be adversely affected.

Risks Related to the Ownership of Our Common Stock

Certain shareholders have the ability to exercise controlling influence on various corporate matters.
Two shareholders and their respective affiliates, Glendon Capital Management LP (together with its affiliates, the "Glendon Investor") and Monarch Alternative Capital LP (together with its affiliates, the "Monarch Investor;" the Glendon Investor and the Monarch Investor are together referred to as the "Significant Shareholders") beneficially own in the aggregate approximately 59% of our issued and outstanding common stock and, therefore, have significant control on the outcome of matters submitted to a vote of shareholders, including, but not limited to, electing directors and approving corporate transactions. Pursuant to the terms of a Shareholders Agreement dated as of August 24, 2020, as amended, among the Company and certain shareholders, including the Significant Shareholders, each of the Glendon Investor and the Monarch Investor has the right (depending on its continued ownership of a specified percentage of the outstanding shares of our common stock) to nominate up to two individuals for election as directors, and each of them and the other shareholders that are parties to the Shareholders Agreement have agreed to take the necessary action to elect such nominees as directors. Under our articles of incorporation, the affirmative vote of each of the Glendon Investor and the Monarch Investor, so long as it continues to maintain an Investor Percentage Interest (as defined in the Shareholders Agreement) of at least five percent, is required for the approval of any amendment to the articles of incorporation. It is our understanding that the Glendon Investor holds a significant amount of our senior secured indebtedness. Circumstances may occur where the interests of the Significant Shareholders could conflict with the interests of other shareholders, and the Significant Shareholders could have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that the Significant Shareholders would act in the best interests of other shareholders or that any conflicts of interest would be resolved in a manner favorable to our other shareholders.

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

Risks Related to the Tobacco Industry

Reductions in demand for cigarettes and other consumer tobacco products could adversely affect our results of operations.
The tobacco industry continues to face several issues that may reduce the consumption of cigarettes and other consumer tobacco products, which could adversely affect our business, sales volume, results of operations, cash flows, and financial condition.

These issues, some of which are more fully discussed below, include:

•governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke,
•smoking and health litigation against tobacco product manufacturers,
•increased consumer acceptance of alternative tobacco and nicotine products, including tobacco-free nicotine products,
•tax increases on consumer tobacco products,
•current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement between state governments in the U.S. and tobacco product manufacturers,
•the proliferation of investment policies and practices that restrict investments in tobacco-related companies,
•actual and proposed price controls and restrictions on imports in certain jurisdictions outside the U.S.,
•restrictions on tobacco product manufacturing, marketing, advertising, and sales,
•the diminishing social acceptance of smoking,
•tariffs and other trade restrictions on agricultural products, including tobacco,
•potential prohibition on the sale of menthol cigarettes and other tobacco products,
•increased pressure from anti-smoking groups,
•other tobacco product legislation that may be considered by the U.S. Congress, states, municipalities, and other countries, and
•the impact of consolidation among multinational cigarette manufacturers.

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

Several countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes to discourage cigarette smoking and to ban flavored tobacco products. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted in Australia, Canada, Finland, France, Italy, Singapore and other countries and menthol and other flavored cigarettes are banned in the European Union and the United Kingdom. Further, in February 2005, the World Health Organization ("WHO") treaty, the Framework Convention for Tobacco Control ("FCTC"), entered into force. This treaty, which the WHO reported was signed or otherwise ratified by 183 nations, requires party nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

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

The proposal is subject to public comment prior to being adopted by the FDA, which closed on September 15, 2025. Accordingly, the terms of any such final rule and potential date of their effectiveness are uncertain. While the FDA announced that reducing the nicotine levels of cigarettes would reduce consumption of cigarettes by future generations and facilitate current smokers to stop consuming cigarettes, it is uncertain whether their proposal, if it is adopted and becomes effective, will have such effect. While the impact of the FDA's proposal on the Company is also uncertain, regulations consistent with those set forth in the proposed rule, if they are adopted and become effective, could materially adversely affect our business, volume, results of operations, cash flows, and financial condition.

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

The WHO, through the FCTC, has specifically issued policy options and recommendations to promote crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. If certain countries were to follow these policy recommendations and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco from these regions to fulfill customer requirements, which could have an adverse effect on our results of operations.

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
•disaster recovery protocols.

The Company educates its workforce as part of our security awareness program to understand the risks and potential impacts of cybersecurity threats on our business, and ways employees can remain vigilant to prevent cybersecurity incidents from occurring. The program includes annual employee acknowledgement of security related policies, ongoing communication about prevalent vulnerabilities, security awareness training, and simulated phishing campaigns.

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

The Company’s EVP – Global Business & Information Services reports to the Chief Executive Officer and has 37 years of experience leading information technology functions, which includes information security and incident management prevention and response. Under the direction of the EVP – Global Business & Information Services and the Chief Executive Officer, an internal team within the Company's Information Services department analyzes cybersecurity risks, considers industry trends, and implements controls, as appropriate, to mitigate these risks.

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

Item 2. Properties

Our corporate headquarters are leased and located in Morrisville, North Carolina. We operate our leaf tobacco processing facilities for seven to nine months per year corresponding with the applicable harvesting seasons. We continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand. The following is a listing of the principal physical properties owned or leased that are material to our leaf tobacco operations as of March 31, 2026:

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pyxus’ common stock is traded on the OTCID Basic Market maintained by the OTC Markets Group, Inc., under the symbol "PYYX." Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. As of March 31, 2026, the outstanding shares of our common stock were held by one shareholder of record and there were approximately 600 beneficial holders of our common stock.

Issuer Purchase of Equity Securities
The Company did not repurchase any of its equity securities during the three months ended March 31, 2026.

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

No cash dividends on shares of common stock of Pyxus were paid to shareholders during the fiscal year ended March 31, 2026. The declaration and payment of such dividends is at the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors, as well as restrictions under applicable law, and our debt agreements.

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

Executive Summary
Fiscal 2026 results were influenced by larger crops in several of our key operating origins, notably those in Africa and South America, a consistent factor throughout the fiscal year. Larger crops generally reduce the per-unit cost of procuring green tobacco and provide us with opportunities to source higher volumes from our global supplier base. Lower purchasing costs, together with increased processing volumes, contributed to current year cost efficiencies, including the dilution of conversion costs on a per-kilo basis.

During fiscal 2026, the global tobacco market transitioned from an undersupply position at the beginning of the fiscal year to an oversupply by its conclusion on March 31, 2026. Against this evolving market backdrop, which also included the introduction of new tariff regulations and the continuation of geopolitical conflicts, our consolidated results continued to include gross profit expansion and increased operating income when compared to the prior year. Our financial performance demonstrates our team's ability to adapt to changing, and sometimes challenging, market conditions, by leveraging our globally diversified footprint, supporting our suppliers, and working with our customers to ensure their requirements are met.

The Company enters fiscal year 2027 with a total of $786.7 million of tobacco inventories on hand, higher than the $732.2 million at the same time a year ago. The higher tobacco inventories are expected to result in more carry-over sales versus fiscal 2026. Crop purchases have commenced in our key sourcing origins within the Southern Hemisphere, and for the second consecutive year we are observing the production of large crops across most of these origins. We are taking a measured approach in our buying strategy to ensure we are procuring the volumes necessary to meet our customers' needs.

Overview
Pyxus is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to businesses and customers. The Company is a trusted provider of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. The Company has one reportable segment for financial reporting purposes: Leaf. An All Other category is included for purposes of reconciliation of the results of the Leaf reportable segment to the consolidated results. See "Note 26. Segment Information" to the "Notes to the Consolidated Financial Statements" for additional information.

Results of Operations

Years Ended March 31, 2026 and 2025

	Years Ended March 31,
Consolidated			Change
(in millions, except per kilo amounts)	2026	2025	$	%
Sales and other operating revenues	$2,413.0	$2,481.3	(68.3)	(2.8)
Cost of goods and services sold	2,065.3	2,138.3	(73.0)	(3.4)
Gross profit	347.7	343.0	4.7	1.4
Gross profit as a percent of sales	14.4%	13.8%
Selling, general, and administrative expenses	$162.9	$171.0	(8.1)	(4.7)
Other expense, net	19.2	16.4	2.8	17.1
Restructuring and asset impairment charges	2.9	2.3	0.6	26.1
Operating income	162.7	153.3	9.4	6.1
Gain on debt retirement	—	8.2	(8.2)	(100.0)
Gain on pension settlement	0.3	—	0.3	100.0
Interest expense, net	134.4	128.0	6.4	5.0
Income before income taxes and other items	28.6	33.5	(4.9)	(14.6)
Income tax expense	30.3	25.1	5.2	20.7
Income from unconsolidated affiliates, net	17.4	8.1	9.3	114.8
Net income attributable to noncontrolling interests	1.1	1.4	(0.3)	(21.4)
Net income attributable to Pyxus International, Inc.*	$14.6	$15.2	(0.6)	(3.9)

Leaf:
Product revenues	$2,235.8	$2,335.1	(99.3)	(4.3)
Tobacco costs	1,808.0	1,905.5	(97.5)	(5.1)
Transportation, storage, and other period costs	115.8	108.5	7.3	6.7
Total product cost of goods sold	1,923.8	2,014.0	(90.2)	(4.5)
Product gross profit	312.0	321.1	(9.1)	(2.8)
Product gross profit as a percent of sales	14.0%	13.8%

Kilos sold	381.7	383.4	(1.7)	(0.4)
Average price per kilo	$5.86	$6.09	(0.23)	(3.8)
Average cost per kilo	5.04	5.25	(0.21)	(4.0)
Average gross profit per kilo	0.82	0.84	(0.02)	(2.4)

Processing and other revenues	$169.3	$135.9	33.4	24.6
Processing and other costs of services sold	135.3	111.8	23.5	21.0
Processing and other gross profit	34.0	24.1	9.9	41.1
Processing and other gross profit as a percent of sales	20.1%	17.7%

All Other:
Sales and other operating revenues	$7.9	$10.3	(2.4)	(23.3)
Cost of goods and services sold	6.2	12.5	(6.3)	(50.4)
Gross profit (loss)	1.7	(2.2)	3.9	177.3
Gross profit (loss) as a percent of sales	21.5%	(21.4)%

*Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $68.3 million, or 2.8%, to $2,413.0 million for the year ended March 31, 2026 from $2,481.3 million for the year ended March 31, 2025. This decrease was a result of a 3.8% decrease in average price per kilo, primarily in Africa, with pricing reflective of the lower costs to purchase the crop in the current fiscal year, and lower leaf product revenues driven by a decline in value-added tobacco products sales volumes. The decrease in leaf product revenues was partially offset by volume growth in processing and other revenues mainly from Africa and North America.

Cost of goods and services sold decreased $73.0 million, or 3.4%, to $2,065.3 million for the year ended March 31, 2026 from $2,138.3 million for the year ended March 31, 2025, corresponding to the reduction in sales and other operating revenues, principally driven by lower costs incurred to purchase and process the current crop.

Gross profit increased $4.7 million, or 1.4%, to $347.7 million for the year ended March 31, 2026 from $343.0 million for the year ended March 31, 2025, mainly attributable to increased leaf product sales volumes in South America and higher volumes from processing and other revenues in Africa and North America. The larger processing and other revenues contributed to the improvement in gross profit as a percent of sales to 14.4%, compared to 13.8% in the prior fiscal year.

Selling, general, and administrative expenses decreased $8.1 million, or 4.7%, to $162.9 million for the year ended March 31, 2026 from $171.0 million for the year ended March 31, 2025, primarily driven by a lower accrual for variable incentive compensation and less equity-based compensation expense due to the non-recurrence of modifications to restricted stock awards effected in the prior fiscal year, partially offset by increased personnel costs.

Gain on debt retirement of $8.2 million for the year ended March 31, 2025 was due to the repurchase of $10.3 million of aggregate principal amount of the Pyxus Term Loans for $9.1 million, a 12.0% discount to par, and the repurchase of $34.2 million aggregate principal amount of the 2027 Notes for $26.3 million, a 23.0% discount to par. There were no repurchases of senior secured notes or term loans during the year ended March 31, 2026. See "Note 25. Related Party Transactions" to the "Notes to Consolidated Financial Statements" for additional information.

Interest expense, net increased $6.4 million, or 5.0%, to $134.4 million for the year ended March 31, 2026 from $128.0 million for the year ended March 31, 2025 due to higher average balances outstanding on our foreign seasonal lines of credit primarily in Africa and South America, partially offset by a decrease in weighted average interest rates on our foreign seasonal lines of credit and senior secured term loans.

Income tax expense increased $5.2 million, or 20.7%, to $30.3 million for the year ended March 31, 2026 from $25.1 million for the year ended March 31, 2025 mainly due to the partial release of the valuation allowance applied against certain U.S. deferred tax assets in the prior fiscal year.

Income from unconsolidated affiliates, net increased $9.3 million, or 114.8%, to $17.4 million for the year ended March 31, 2026 from $8.1 million for the year ended March 31, 2025. This increase was primarily due to higher profitability generated at our equity method investment in South America as a result of lower purchasing costs for the current crop that was sold during the current fiscal year. Also contributing to the increase was higher net income from one of our Asian equity method investments due to larger crop volumes sold, as well as a gain on the sale of certain fixed assets and from the receipt of insurance recoveries following severe flooding that impacted operations in the prior year.

Comparison of the Fiscal Year Ended March 31, 2025 to the Fiscal Year Ended March 31, 2024

For a comparison of our results of operations for the years ended March 31, 2025 to March 31, 2024, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 10, 2025.

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

Senior Secured Debt
ABL Credit Facility
The Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent (the "ABL Agent"), which was subsequently amended on January 5, 2023, May 23, 2023, October 24, 2023, and May 12, 2025.

The ABL Credit Agreement establishes the ABL Credit Facility, an asset-based revolving credit facility the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries, and for other permitted purposes described in the ABL Credit Agreement. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $150.0 million, subject to the borrowing base limitations described below in this paragraph. The ABL Credit Facility includes a $20.0 million uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $170.0 million. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and the value of inventory, as reduced by specified reserves, as follows:

•85% of the book value of eligible accounts receivable, plus
•the lesser of (i) 85% of the book value of Eligible Extended Terms Receivables (as defined in the ABL Credit Agreement) and (ii) $5.0 million plus
•90% of eligible credit insured accounts receivable (to the extent the ABL Agent is named as a beneficiary or loss payee with respect to the applicable policy), plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus

•the least of (i) 70% of the eligible foreign in-transit inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible foreign in-transit inventory, and (iii) $10.0 million, minus
•applicable reserves established by the ABL Agent from time to time.

At March 31, 2026, no borrowings under the ABL Credit Facility were outstanding and $150.0 million was available for borrowing under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2026 were $47.4 million.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Secured Overnight Financing Rate ("SOFR"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted SOFR Rate plus 275 basis points or 175 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 25.0 basis points.

The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of some or all of the commitments under the ABL Credit Facility in the amount of (i) 2% of the amount of commitments permanently reduced on or prior to May 12, 2026 and (ii) 1% of the amount of commitments permanently reduced on or prior to May 12, 2027 but after May 12, 2026. No such termination fee is payable for reductions after May 12, 2027. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to SOFR loans, accrued interest is payable monthly and on the last day of any applicable interest period.

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

Cash Dominion. Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below the greater of $12.5 million and 10% of the lesser of total revolving loan commitments under the ABL Credit Facility at such time and the borrowing base at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than the greater of $25.0 million and 20% of the lesser of total revolving loan commitments under the ABL Credit Facility at such time and the borrowing base at such time, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, no event of default is continuing and, for a period of 30 consecutive days, Excess Availability is equal to or greater than the greater of $12.5 million and 10% of the lesser of total revolving loan commitments under the ABL Credit Facility and the borrowing base, or (iii) if arising as a result of Domestic Availability being less than the threshold, no event of default is continuing and, for a period of 30 consecutive days, Domestic Availability is greater than $25.0 million and 20% of the lesser of total revolving loan commitments under the ABL Credit Facility and the borrowing base.

Covenants. The ABL Credit Agreement governing the ABL Credit Facility contains a covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period.

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

•enter into transactions with affiliates,
•engage directly or indirectly in any business other than the businesses engaged in by the Company,
•directly or indirectly open, maintain or otherwise have accounts other than permitted accounts under the ABL Credit Agreement, and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

Maturity. The ABL Credit Facility matures on May 12, 2030 or, if earlier, 90 days prior to the earliest maturity date of (i) the Company's existing senior secured notes and the senior secured term loans (each scheduled to mature on December 31, 2027) in the event any such notes or loans remain outstanding or (ii) any indebtedness that refinances any of the foregoing.

On March 31, 2026, the Borrowers were in compliance with the covenants under the ABL Credit Agreement. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

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

On March 31, 2026, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with the covenants under the Intabex Term Loan Credit Agreement. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130.6 million (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "Senior Secured Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon).

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

On March 31, 2026, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with the covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260.5 million in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the Senior Secured Term Loans, the "Senior Secured Term Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent.

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

On March 31, 2026, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with the covenants under the 2027 Notes Indenture.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the Senior Secured Term Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex

Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans, or obligations under the ABL Credit Agreement. On March 27, 2024, Alliance One International Tabak B.V. was merged with and into Intabex.

The Senior Secured Debt Obligors’ obligations under the ABL Credit Agreement are secured by (i) a first-priority senior lien the ABL Priority Collateral (as defined in the ABL/Senior Secured Term Debt Intercreditor Agreement (as defined below)), which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets and proceeds of the foregoing of the Senior Secured Debt Obligors, and (ii) a junior-priority lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral. The Senior Secured Term Debt is secured by (i) a first-priority senior lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral and (ii) a junior-priority lien on the ABL Priority Collateral. The Intabex Term Loans are further secured by a first-priority lien on the Intabex Collateral.

The obligations under the Senior Secured Term Debt share a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (as defined below) subject to the payment waterfall pursuant to the intercreditor arrangements described below. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Intercreditor Agreements
The priority of the obligations under the ABL Credit Agreement and the Senior Secured Term Debt are set forth in the two intercreditor agreements entered into in connection with consummation of the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange.

ABL/Senior Secured Term Debt Intercreditor Agreement. On February 6, 2023, Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee entered into an Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023 (the "ABL/Senior Secured Term Debt Intercreditor Agreement") to provide for the intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, the holders of obligations under the Senior Secured Term Debt, the guarantees thereof and certain related obligations. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first-priority senior liens on the ABL Priority Collateral, which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing, with the obligations under the Senior Secured Term Debt having junior-priority liens on the ABL Priority Collateral. Pursuant to the ABL/Senior Secured Term Debt Intercreditor Agreement, Pyxus Holdings’ collective obligations under the Senior Secured Term Debt, the guarantees thereof and certain related obligations have first-priority senior liens on the collateral that is not ABL Priority Collateral, including owned material real property in the U.S., capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor (other than the Intabex Collateral), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior-priority liens on such collateral, other than real property. The ABL Credit Facility is not secured by real property.

Secured Debt Intercreditor Agreement. On February 6, 2023, the Senior Secured Debt Obligors, together with the representative for the holders of the Senior Secured Term Debt and the Senior Collateral Agent, entered into the Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023 (the "Senior Secured Term Debt Intercreditor Agreement"), pursuant to which the Senior Collateral Agent, serves as joint collateral agent for the benefit of the holders of the 2027 Notes, the Pyxus Term Loans and the Intabex Term Loans with respect to all common collateral securing such indebtedness (the "Collateral," which excludes Intabex Collateral). The Senior Secured Term Debt Intercreditor Agreement provides that Collateral or proceeds thereof received in connection with or upon the exercise of secured creditor remedies will be distributed (subject to the provisions described in the next paragraph) first to holders of the Senior Secured Term Debt on a pro rata basis based on the aggregate principal amount of each class of Senior Secured Term Debt, and then to holders of future junior debt secured by such Collateral on a pro rata basis based on the aggregate principal amount of each class of future junior debt (and in each case permitted refinancing indebtedness thereof).

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the Senior Secured Term Loans (including, in any event, each holder holding at least 20.0% of the Senior Secured Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the Senior Secured Term Loans as of the date of determination), second, after repayment in full of the Senior Secured Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the Senior Secured Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection, and credit bidding. See "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

Foreign Seasonal Lines of Credit
Excluding long-term credit arrangements, the Company typically finances its foreign operations with committed and uncommitted short-term foreign seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the foreign seasonal lines of credit are guaranteed by the Company and certain of its subsidiaries. At March 31, 2026, the total borrowing capacity under individual foreign seasonal lines of credit range up to $170.0 million. Certain of the foreign seasonal lines of credit, with aggregate outstanding borrowings at March 31, 2026 of approximately $106.9 million, are secured by trade receivables and inventories as collateral. At March 31, 2026, the Company and its subsidiaries were in compliance with the covenants associated with its short-term foreign seasonal lines of credit.

Seasonal liquidity beyond cash flow from operations is provided by our foreign seasonal lines of credit, advances from customers, and sales of accounts receivable. Our average short-term borrowings, peak quarter-end short-term borrowings outstanding, and weighted-average interest rate on short-term borrowings were as follows:

	Years Ended March 31,
(in millions)	2026	2025
Average short-term borrowings	$807.1	$624.7
Peak quarter-end short-term borrowings outstanding	$908.0	$744.8
Weighted-average interest rate on short-term borrowings	8.8%	9.4%

Peak quarter-end borrowings for the year ended March 31, 2026 were at the end of the second quarter, which was driven by outstanding borrowings in Africa and South America. The increase in average and peak quarter-end borrowings when compared to the prior year is due to the larger crops the Company procured from our origins within those same regions. Borrowings during the prior year and in the current year were repaid with cash provided by operating activities. For further information on our debt financing as of March 31, 2026, see "Note 16. Debt Arrangements" to the "Notes to Consolidated Financial Statements" for additional information.

The following summarizes our total borrowing capacity under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	March 31, 2026		March 31, 2025
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior Secured Credit Facilities:
ABL Credit Facility	$150.0	$150.0	$120.0	$120.0
Foreign seasonal lines of credit	1,053.4	594.3	906.2	525.4
Other long-term debt	—	—	0.4	0.4
Letters of credit	11.0	3.0	12.2	4.4
Total	$1,214.4	$747.3	$1,038.8	$650.2

The total borrowing capacity under the ABL Credit Facility increased $30.0 million when compared to the prior year as a result of the Fourth Amendment to the ABL Credit Agreement entered into on May 12, 2025, which among other things, increased the aggregate amount of revolving loan commitments from $120.0 million to $150.0 million. The amounts presented as available under the ABL Credit Facility are subject to further limitations from the borrowing base consisting of certain eligible accounts receivable and inventory, reduced by specified reserves.

The total borrowing capacity of our foreign seasonal lines of credit increased $147.2 million when compared to the prior year and were primarily utilized to purchase larger volumes of green tobacco. The amounts presented as the total borrowing capacity and the remaining amount available for borrowing under the foreign seasonal lines of credit are subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants, including covenants under the ABL Credit Agreement and the agreements governing the Senior Secured Term Debt.

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

	March 31,
(in millions)	2026	2025
Notes payable	$477.1	$395.0
Long-term debt(1)	455.8	454.9
Total debt liabilities	$932.9	$849.9
Less: Cash and cash equivalents	134.3	78.3
Net debt	$798.6	$771.6
(1) Fluctuations in long-term debt include borrowings and repayments on the outstanding indebtedness under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility were $47.4 million for the fiscal year ended March 31, 2026.

Working Capital
The following summarizes our working capital:

	March 31,		Change
(in millions except for current ratio)	2026	2025	$	%
Cash, cash equivalents, and restricted cash	$137.7	$85.5	52.2	61.1
Trade and other receivables, net	264.9	204.3	60.6	29.7
Inventories and advances to tobacco suppliers, net	854.3	792.7	61.6	7.8
Recoverable income taxes	2.9	6.6	(3.7)	(56.1)
Prepaid expenses and other current assets	70.8	69.0	1.8	2.6
Total current assets*	$1,330.5	$1,158.2	172.3	14.9

Notes payable	$477.1	$395.0	82.1	20.8
Accounts payable	146.8	132.9	13.9	10.5
Advances from customers	175.0	135.6	39.4	29.1
Accrued expenses and other current liabilities	114.8	90.9	23.9	26.3
Income taxes payable	9.1	11.0	(1.9)	(17.3)
Operating leases payable	9.9	8.5	1.4	16.5
Total current liabilities*	$932.8	$773.9	158.9	20.5

Current ratio	1.4 to 1	1.5 to 1
Working capital	$397.7	$384.3	13.4	3.5
*Amounts may not equal column totals due to rounding.

Working capital increased $13.4 million, or 3.5%, to $397.7 million as of March 31, 2026 from $384.3 million as of March 31, 2025. The improvement in working capital reflects increased inventories and advances to tobacco suppliers, net from larger crops in Africa and South America, the timing and related impact of higher sales during the three months ended March 31, 2026 versus the same period a year ago, and an increase in cash and cash equivalents primarily from financing activities. The increase in these current asset balances were partially offset by increased borrowings under foreign seasonal lines of credit to capture the higher crop volumes primarily in our Southern Hemisphere origins, an increase in advances from customers for future shipments of tobacco, and higher accrued expenses due to the timing of certain accruals, including an increase for accrued freight costs.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

	March 31,
(in millions)	2026	2025
Committed	$462.2	$482.8
Uncommitted	45.2	7.6
Total processed tobacco	$507.4	$490.4

Total processed tobacco increased $17.0 million, or 3.5%, to $507.4 million as of March 31, 2026 from $490.4 million as of March 31, 2025. The increase primarily reflects larger crop volumes purchased and processed in Africa. We expected an increase in our uncommitted inventories when compared to the prior fiscal year, a consistent trend since the second quarter of fiscal year 2026, and the increase at March 31, 2026 is indicative of the shift to an oversupply position in the global tobacco market as we enter fiscal 2027. See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" and "Note 9. Inventories, Net" to the "Notes to Consolidated Financial Statements" for additional information.

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

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory, and advances to tobacco suppliers in foreign countries. In addition, we may periodically elect to purchase, redeem, repay, retire, or cancel indebtedness prior to stated maturity under our various foreign seasonal credit lines.

As of March 31, 2026, our cash, cash equivalents, and restricted cash was $137.7 million, of which $99.4 million was held in foreign jurisdictions for working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we incur costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Years Ended March 31,
(in millions)	2026	2025	2024
Net income	$15.7	$16.5	$3.2
Trade and other receivables	(254.9)	(208.4)	(167.6)
Inventories and advances to suppliers	(60.4)	156.3	(136.0)
Payables and accrued expenses	31.5	(49.2)	17.5
Advances from customers	34.8	45.9	55.3
Other	24.8	25.5	12.6
Net cash used in operating activities	$(208.5)	$(13.4)	$(215.0)
Collections from beneficial interests in securitized trade receivables	200.7	188.3	175.9
Other	(9.3)	(17.7)	(16.5)
Net cash provided by investing activities	$191.4	$170.6	$159.4
Net proceeds (repayments) from short-term borrowings	77.3	(102.6)	122.5
Repayments of long-term borrowings	—	(55.8)	(60.3)
Net repayments of revolving loan facilities	—	—	(25.0)
Other	(4.8)	(8.9)	(11.6)
Net cash provided by (used in) financing activities	$72.5	$(167.3)	$25.6
Effect of exchange rate changes on cash	(3.4)	(4.2)	(9.2)
Increase (decrease) in cash, cash equivalents, and restricted cash*	$52.1	$(14.2)	$(39.1)
*Amounts may not equal totals due to rounding.

The change in cash, cash equivalents, and restricted cash for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025 increased by $66.3 million. The increase was due to higher net proceeds received from foreign seasonal lines of credit and the non-recurrence of partial repayments made on long-term debt in the prior-year period, partially offset by an increase in cash used to purchase larger crop volumes.

Planned Capital Expenditures
We are anticipating $38.4 million in capital investments for fiscal 2027, which includes the new construction of a warehouse in South America and significant refurbishments to an existing warehouse in Africa. Both of these projects are aligned with advancing the Company's strategic initiatives to drive long-term efficiencies and cost optimization. The remainder of our expected capital spend is for the routine replacement of machinery and equipment, and investments in other such assets to enhance our operational effectiveness and to support our ongoing sustainability efforts.

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

Future Contractual Obligations and Commitments
The following summarizes our material contractual obligations and commercial commitments as of March 31, 2026:

		Payments / Expirations by Fiscal Year
(in millions)	Total	2027	Years 2028-2029	Years 2030-2031	After 2031
Long-Term Debt Obligations	$455.8	$—	$455.8	$—	$—
Short-Term Debt Obligations(1)	477.1	477.1	—	—	—
Interest on Debt Obligations(2)	89.1	50.4	38.3	0.4	—
Pension and Postretirement Obligations	51.0	5.4	10.4	9.9	25.3
Operating Lease Obligations	42.2	14.0	15.5	7.4	5.3
Tobacco and Other Purchase Obligations	806.1	806.1	—	—	—
Amounts Guaranteed for Tobacco Suppliers	119.7	119.7	—	—	—
Total	$2,041.0	$1,472.7	$520.0	$17.7	$30.6

(1) Short-term debt obligations consist of our foreign seasonal credit lines.
(2) Interest obligations include interest for long-term debt, including indebtedness under the ABL Credit Facility. The projected interest includes both fixed and variable rate debt. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2026.

Tobacco and Other Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. Other purchase obligations consist primarily of purchase commitments of agricultural material. Tobacco and other purchase obligations increased $35.4 million, or 4.6%, from $770.7 million to $806.1 million primarily due to higher estimated volumes expected to be sourced from our key origins in South America and Asia, and higher estimated volumes with increased pricing due to inflationary pressures in Europe.

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

Tax and Repatriation Matters
We are subject to income tax laws in the countries in which we do business through wholly owned subsidiaries and through affiliates. We regularly evaluate the status of the accumulated unremitted earnings of each of our foreign subsidiaries. Our ability to repatriate unremitted non-U.S earnings may be limited by local legal restrictions and exchange controls in certain jurisdictions in which we operate. If the undistributed earnings are needed in the U.S., we may be required to pay state income and/or non-U.S local withholding taxes upon repatriation. We provide deferred income taxes, net of creditable foreign taxes, if applicable, on earnings that are not indefinitely invested. See "Note 5. Income Taxes" to the "Notes to Consolidated Financial Statements" for additional information.

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

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense for the year ending March 31, 2027 is expected to be consistent with the year ended March 31, 2026. The contribution to our employee benefit plans during the year ended March 31, 2026 was $4.3 million and is expected to be $4.5 million in fiscal 2027.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. The effect of a change in certain assumptions is shown below:

(in thousands)	Estimated Change in Projected Benefit Obligation Increase (Decrease)	Estimated Change in Annual Expense Increase (Decrease)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(4,015)	$2
1% decrease in discount rate	$4,529	$224

1% increase in salary rate	$172	$52
1% decrease in salary rate	$(161)	$(46)

1% increase in rate of return on assets	Not applicable	$(194)
1% decrease in rate of return on assets	Not applicable	$194

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

Foreign exchange rates
Our sales transactions are generally conducted in USD, as is the business of the global tobacco industry. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the USD. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange losses of $4.6 million, $6.0 million, and $3.7 million for the years ended March 31, 2026, 2025, and 2024, respectively. We recognized exchange losses of $0.2 million, $1.1 million, and $0.1 million related to income tax balances within income tax expense for the years ended March 31, 2026, 2025, and 2024, respectively. In addition, foreign currency fluctuations in the Euro, Macedonian Denar, and Pound Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $0.9 million, $(0.4) million, and $0.7 million for the years ended March 31, 2026, 2025, and 2024, respectively, as a result of fluctuations in these currencies.

Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately $57.8 million, or 35.5%, of our total SG&A expenses for the year ended March 31, 2026. A 10% change in the value of the USD relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $5.8 million.

Interest rates
We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would have increased or decreased our reported interest cost for the year ended March 31, 2026 by approximately $11.3 million. A substantial portion of our borrowings are denominated in USD and bear interest at commonly quoted rates.

Item 8. Financial Statements and Supplementary Data

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended March 31,
(in thousands, except per share data)	2026	2025	2024
Sales and other operating revenues	$2,413,000	$2,481,260	$2,032,559
Cost of goods and services sold	2,065,321	2,138,276	1,720,224
Gross profit	347,679	342,984	312,335
Selling, general, and administrative expenses	162,934	170,998	160,910
Other expense, net	19,193	16,410	9,439
Restructuring and asset impairment charges	2,852	2,259	4,799
Operating income	162,700	153,317	137,187
Gain on debt retirement	—	8,178	15,914
Gain (loss) on pension settlement	283	—	(12,008)
Interest expense, net	134,353	128,041	125,620
Income before income taxes and other items	28,630	33,454	15,473
Income tax expense	30,344	25,053	27,281
Income from unconsolidated affiliates, net	17,371	8,132	14,992
Net income	15,657	16,533	3,184
Net income attributable to noncontrolling interests	1,088	1,367	521
Net income attributable to Pyxus International, Inc.	$14,569	$15,166	$2,663

Earnings per share:
Basic	$0.56	$0.59	$0.11
Diluted	$0.56	$0.59	$0.11

Weighted average number of shares outstanding:
Basic	25,790	25,643	25,000
Diluted	25,957	25,667	25,000

See accompanying notes to consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended March 31,
(in thousands)	2026	2025	2024
Net income	$15,657	$16,533	$3,184

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	936	(353)	700
Pension and other postretirement benefit plans	(2,307)	(250)	4,419
Cash flow hedges	164	132	(2,860)
Total other comprehensive (loss) income, net of tax	$(1,207)	$(471)	$2,259
Total comprehensive income	14,450	16,062	5,443
Comprehensive income attributable to noncontrolling interests	1,088	1,367	509
Comprehensive income attributable to Pyxus International, Inc.	$13,362	$14,695	$4,934

See accompanying notes to consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
(in thousands)	2026	2025
Assets
Current assets
Cash and cash equivalents	$134,337	$78,254
Restricted cash	3,316	7,290
Trade receivables, net	239,456	189,239
Other receivables	25,451	15,040
Inventories, net	817,950	761,951
Advances to suppliers, net	36,337	30,745
Recoverable income taxes	2,886	6,616
Prepaid expenses	49,000	47,151
Other current assets	21,751	21,874
Total current assets	1,330,484	1,158,160
Investments in unconsolidated affiliates	105,863	96,928
Intangible assets, net	24,076	28,507
Deferred income taxes, net	14,507	13,567
Long-term recoverable income taxes	9,467	5,669
Other noncurrent assets	35,424	33,094
Right-of-use assets	31,717	29,742
Property, plant, and equipment, net	143,154	138,176
Total assets	$1,694,692	$1,503,843

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$477,132	$395,030
Accounts payable	146,828	132,871
Advances from customers	174,995	135,607
Accrued expenses and other current liabilities	114,760	90,912
Income taxes payable	9,145	11,001
Operating leases payable	9,915	8,514
Current portion of long-term debt	—	12
Total current liabilities	932,775	773,947
Long-term taxes payable	4,112	5,187
Long-term debt	455,757	454,850
Deferred income taxes	11,961	8,818
Liability for unrecognized tax benefits	28,074	18,635
Long-term leases	21,020	19,584
Pension, postretirement, and other long-term liabilities	59,886	57,052
Total liabilities	$1,513,585	$1,338,073
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608 for all periods)	$393,921	$392,899
Retained deficit	(225,556)	(240,125)
Accumulated other comprehensive income	6,123	7,315
Total stockholders’ equity of Pyxus International, Inc.	174,488	160,089
Noncontrolling interests	6,619	5,681
Total stockholders’ equity	181,107	165,770
Total liabilities and stockholders’ equity	$1,694,692	$1,503,843

See accompanying notes to consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity
Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770
Net (loss) income	—	(15,825)	—	—	—	562	(15,263)
Equity-based compensation	237	—	—	—	—	—	237
Other comprehensive income, net of tax	—	—	2,039	—	1,457	—	3,496
Balance, June 30, 2025	$393,136	$(255,950)	$(4,006)	$12,516	$2,301	$6,243	$154,240
Net loss	—	(879)	—	—	—	(23)	(902)
Dividends	—	—	—	—	—	(135)	(135)
Equity-based compensation	256	—	—	—	—	—	256
Other comprehensive loss, net of tax	—	—	(477)	—	(1,016)	—	(1,493)
Balance, September 30, 2025	$393,392	$(256,829)	$(4,483)	$12,516	$1,285	$6,085	$151,966
Net income	—	16,903	—	—	—	259	17,162
Equity-based compensation	272	—	—	—	—	—	272
Other comprehensive income (loss), net of tax	—	—	154	(1,521)	(444)	—	(1,811)
Balance, December 31, 2025	$393,664	$(239,926)	$(4,329)	$10,995	$841	$6,344	$167,589
Net income	—	14,370	—	—	—	290	14,660
Equity-based compensation	257	—	—	—	—	—	257
Other comprehensive (loss) income, net of tax	—	—	(780)	(771)	167	(15)	(1,399)
Balance, March 31, 2026	$393,921	$(225,556)	$(5,109)	$10,224	$1,008	$6,619	$181,107

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended March 31,
(in thousands)	2026	2025	2024
Operating activities:
Net income	$15,657	$16,533	$3,184
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,893	20,334	19,250
Debt amortization/interest	10,567	11,235	8,559
Gain on debt retirement	—	(8,178)	(15,914)
Loss on foreign currency transactions	6,554	4,922	4,009
(Gain) loss on pension settlement	(283)	—	12,008
Equity-based compensation	1,022	4,110	—
Income from unconsolidated affiliates, net of dividends	(8,935)	4,317	(506)
Changes in operating assets and liabilities, net:
Trade and other receivables	(254,881)	(208,374)	(167,600)
Inventories and advances to suppliers	(60,350)	156,309	(136,010)
Deferred items	11,539	1,052	3,240
Recoverable income taxes	(1,486)	(4,721)	(2,689)
Payables and accrued expenses	31,512	(49,190)	17,531
Advances from customers	34,798	45,937	55,302
Prepaid expenses	(1,642)	8,943	(4,506)
Income taxes	(2,182)	2,719	(8,207)
Other operating assets and liabilities	(1,221)	(8,419)	4,114
Other, net	(10,013)	(10,915)	(6,735)
Net cash used in operating activities	$(208,451)	$(13,386)	$(214,970)

Investing activities:
Purchases of property, plant, and equipment	$(22,051)	$(23,028)	$(21,043)
Proceeds from sale of property, plant, and equipment	5,215	3,770	4,312
Collections from beneficial interests in securitized trade receivables	200,684	188,312	175,911
Other, net	7,575	1,584	269
Net cash provided by investing activities	$191,423	$170,638	$159,449

Financing activities:
Net proceeds (repayments) from short-term borrowings	$77,293	$(102,550)	$122,483
Proceeds from revolving loan facilities	281,000	363,000	331,000
Repayment of revolving loan facilities	(281,000)	(363,000)	(356,000)
Repayment of long-term borrowings	—	(55,822)	(60,342)
Debt issuance costs	(5,350)	(9,106)	(11,751)
Other, net	580	217	171
Net cash provided by (used in) financing activities	$72,523	$(167,261)	$25,561

Effect of exchange rate changes on cash	(3,386)	(4,240)	(9,156)

Increase (decrease) in cash, cash equivalents, and restricted cash	52,109	(14,249)	(39,116)
Cash and cash equivalents at beginning of period	78,254	92,569	136,733
Restricted cash at beginning of period	7,290	7,224	2,176
Cash, cash equivalents, and restricted cash at end of period	$137,653	$85,544	$99,793

Other information:
Cash paid for income taxes, net	$20,440	$31,101	$22,501
Cash paid for income taxes related to debt exchange	—	—	12,543
Cash paid for interest, net	119,470	115,009	109,518

Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	198,567	241,069	160,041

See accompanying notes to consolidated financial statements.

1. Basis of Presentation and Summary of Significant Accounting Policies

Pyxus International, Inc. (the "Company," "Pyxus," "we," "us," or "our") is a global agricultural company with businesses having more than 150 years of experience delivering value-added products and services to businesses and customers. Pyxus and its subsidiaries are trusted providers of responsibly sourced, independently verified, sustainable, and traceable products and ingredients. The Company has a diversified geographic footprint with operations in Africa, Asia, Europe, North America, and South America.

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

Equity Method Investments
The Company’s equity method investments and its cost method investments are non-marketable securities. When not required to consolidate its investment in another entity, the Company uses the equity method if it (i) can exercise significant influence over the other entity, and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases or decreases of the investee’s net assets after the date of acquisition. The Company continually monitors its equity method investments for factors indicating other-than-temporary impairment. The Company’s proportionate share of the net income or loss of these entities is included in income from unconsolidated affiliates, net within the consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Distributions from equity method investees are accounted for based on the cumulative earnings approach to determine whether they represent a return of investment or a return on investment.

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

The Company’s investments in unconsolidated variable interest entities are classified as investments in unconsolidated affiliates in the consolidated balance sheets. The Company’s assets and liabilities with variable interest entities are classified as related party balances. The Company’s maximum exposure to loss in these variable interest entities is represented by the investments, receivables, guarantees, and the deferred purchase price on the sale of securitized receivables.

Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the Company’s estimates and assumptions. Estimates are used in accounting for, among other things, revenue recognition, pension and postretirement health care benefits, inventory reserves, credit loss reserves, bank loan guarantees to suppliers and unconsolidated subsidiaries, reserves for advances to suppliers, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits, incremental borrowing rates for the present value of lease payments, fair value determinations of financial assets and liabilities, including derivatives, securitized beneficial interests, and counterparty risk.

Reclassifications
Certain prior-period amounts were reclassified to conform to the current-year presentation in the consolidated statements of cash flows and the segment information footnote disclosure.

Revenue Recognition
The Company’s revenue consists primarily of the sale of processed tobacco and fees charged for processing and related services to the manufacturers of tobacco products. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations are satisfied when the transfer of control of the distinct product or service to the customer occurs. For products, control is transferred, and revenue is recognized, at a point in time, in accordance with the shipping terms of the contract. For processing and related services, control is transferred, and revenue is recognized, over time using the input method based on a kilogram of packed tobacco. A kilogram of processed tobacco (or tobacco processing services resulting in a kilogram of processed tobacco) is the only material and distinct performance obligation for the Company’s tobacco revenue streams. The Company does not disclose information related to its unsatisfied performance obligations with an expected original duration of one year or less. Contract costs primarily include labor, material, shipping and handling, and overhead expenses.

The transaction price is the amount of consideration to which the Company expects to be entitled to receive in exchange for transferring goods or providing services under the contract. The transaction price consists of fixed cash consideration, which is the invoiced amount, and an estimate for variable consideration. The Company's variable consideration includes price adjustments for claims resulting from tobacco that does not meet customer specifications due to various reasons such as shrinkage, improper blend, or chemical makeup, etc. The Company's process to handle customer claims includes a claims allowance that is assessed quarterly and recorded within accrued expenses and other current liabilities in the consolidated balance sheets and as contra-revenue within sales and other operating revenues. The Company estimates expected claims using the expected value method due to the large number of contracts with similar characteristics that we enter into with customers, the high volumes of tobacco we sell each year, and our actual history of past claims.

Warehousing fees for storing customer-controlled tobacco until the customer requests shipment represents another form of variable consideration present in certain contracts with our customers. Warehousing fees are either included in the transaction price for tobacco based on the customers’ best estimate of the date they will request shipment, or is separately charged using a per-day storage rate. When the Company enters into a contract with a customer, the price communicated is the amount of consideration the Company expects to receive.

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

Earnings Per Share
The calculations of basic and diluted earnings per share are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. Under the treasury stock method, restricted stock units will have a dilutive effect when the respective period’s average market price of the Company’s common stock exceeds the assumed exercise proceeds, and the average amount of cost not yet recognized. Performance based stock units are included in diluted earnings per share if the performance targets have been met at the end of the reporting period. Share-based payment awards that provide contingently issuable shares upon a performance or market condition are included in basic and diluted earnings per share only if the condition is met as of the end of the reporting period.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. Cash that is subject to legal restrictions for withdrawal or use in our operations is classified as restricted cash, and primarily relates to amounts held in escrow for customs or performance bonds.

Trade Receivables, Net
Trade receivables are recorded at the invoiced amount less an estimated allowance for expected credit losses. The Company's trade receivables do not bear interest. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the customer receivable. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

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

The net cash proceeds received by the Company at the time of sale are disclosed as an operating activity in the consolidated statements of cash flows. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in trade and other receivables, net in the consolidated balance sheets and are valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow. The net cash proceeds received by the Company as deferred purchase price are disclosed as an investing activity in the consolidated statements of cash flows. Additionally, beneficial interests received in exchange for transferring trade receivables in a securitization transaction are disclosed as a noncash investing activity in the consolidated statements of cash flows.

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

Inventories are carried at the lower of cost and net realizable value ("NRV"). NRV represents the estimated selling price in the ordinary course of business for similar grades of tobacco for uncommitted inventories, and the expected selling price to the customer for committed inventories, less reasonably predictable costs of completion, disposal, and transportation. If the NRV is estimated to be less than the cost, the Company writes down the carrying value of its inventories to NRV. When valuing its inventories, the Company also takes into consideration obsolescence based on the age and quality of the tobacco. Inventory write-downs resulting from NRV adjustments or due to obsolescence are recorded in cost of goods and services sold in the consolidated statements of operations.

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

Leases
The Company has operating leases for land, buildings, automobiles, and other equipment that expire at various dates through fiscal year 2040. The Company does not have material finance leases. Leases for real estate generally have initial terms ranging from two to thirteen years, excluding renewal options. Leases for equipment generally have initial terms ranging from two to five years excluding renewal options. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes. These lease terms may include optional renewals, terminations, or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. Lease contracts may include fixed payments for non-lease components, such as maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components. Certain of our leases contain variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset. Variable lease payments are not included in the consolidated balance sheets and are expensed as incurred. The Company does not recognize short-term leases, those lease contracts with durations of twelve months or less, in the consolidated balance sheets, and the related lease payments are expensed on a straight-line basis over the lease term.

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

Guarantees
The Company’s guarantees are primarily related to bank loans to suppliers for crop production financing. The Company also guarantees bank loans of certain unconsolidated subsidiaries primarily in Asia and South America. Under longer-term arrangements, the Company may guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay guaranteed loans should the supplier default. If default occurs, the Company has recourse against its various suppliers and their production assets. The fair value of the Company’s guarantees is recorded in accrued expenses and other current liabilities in the consolidated balance sheets and included in crop costs, except for the joint venture in Brazil, which are included in other receivables.

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

Derivative Financial Instruments
We are exposed to foreign currency exchange rate risk due to the scope of the Company's international operations. To manage fluctuations in foreign currency exchange rates, the Company may enter into forward or option currency contracts. These derivative financial instruments are either designated as cash flow hedges of forecasted transactions, including purchases of green tobacco, other processing-related costs, and selling, general, and administrative expenses, or are not designated as hedging instruments and are used to partially offset the immediate earnings impact of foreign currency exchange rate fluctuations on certain foreign currency denominated transactions, or monetary assets and liabilities. The Company does not enter into derivative instruments for speculative or trading purposes.

Derivative assets and liabilities are recorded in other current assets and accrued expenses and other current liabilities, respectively, within the consolidated balance sheets and are measured at fair value. Changes in fair value are recognized in earnings, unless the derivative is designated and qualifies to be in a hedge accounting relationship. For derivatives designated in a hedge accounting relationship, the Company evaluates hedge effectiveness at inception and on an ongoing basis. If a hedge relationship is no longer expected to be effective, the derivative in that relationship is de-designated and hedge accounting is discontinued.

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

Plan Assets
The Company’s policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations. The Company’s investment objectives for plan assets are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs and portfolio volatility. The financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring unfunded obligations do not grow to a level that would adversely affect the Company’s financial health. Portfolio performance is measured against investment objectives and objective benchmarks. The portfolio objective is to exceed the actuarial return on assets assumption. The Company is exploring partial risk transfers and/or full plan terminations and has implemented a Liability Driven Investment ("LDI") strategy to maintain the high funded status and immunize the portfolio from excessive market volatility. Management and the plan’s consultant regularly review portfolio allocations and periodically rebalance the portfolio to the targeted allocations according to the guidelines set forth in the Company’s investment policy. Equity securities do not include the Company’s common stock. The Company’s diversification and risk control processes serve to minimize the concentration and experience of risk. There are no significant concentrations of risk, in terms of sector, industry, geography, or individual company or companies.

The Company’s plan assets primarily consist of cash and cash equivalents, GBP Sterling denominated fixed income securities, and real estate investments. The Plan has transitioned to a LDI strategy, which consists of high-quality sovereign and corporate bonds whose interest rate sensitivity matches that of the plans’ liabilities. Plan assets are measured at fair value annually on March 31, the measurement date. The following are descriptions, valuation methodologies, and inputs used to determine the fair value of each major category of plan assets:

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
•Fixed income securities are diversified and publicly traded, and are valued using quoted market prices or other valuation methods classified as Level 1 or Level 2 in the fair value hierarchy.
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

Foreign Currency Translation and Remeasurement
The Company translates assets and liabilities of its foreign subsidiaries from their respective functional currencies to USD using exchange rates in effect at period end. The Company’s results of operations and its cash flows are translated using average exchange rates for each reporting period. Resulting currency translation adjustments are reflected as a separate component of accumulated other comprehensive income in the consolidated balance sheets.

The financial statements of foreign subsidiaries, for which the USD is the functional currency, and which have certain transactions denominated in a local currency, are remeasured into USD. The remeasurement of local currencies into USD results in remeasurement adjustments that are included in net income.

Realized and unrealized foreign currency exchange gains and losses resulting from remeasurement and settlement of foreign currency transactions denominated in a currency other than the functional currency of an entity are recorded in cost of goods and services sold and other expense, net within the consolidated statements of operations.

Equity-Based Compensation
The Company’s Board of Directors adopted the 2020 Incentive Plan on November 18, 2020 (the "Incentive Plan"), and on March 21, 2024 and March 19, 2025, the Board of Directors amended and restated the Company's Incentive Plan to increase the number of shares of the Company’s common stock authorized to be issued thereunder. The Incentive Plan provides the Company the flexibility to grant a variety of equity-based awards including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards, and incentive awards to its officers, directors, and employees. For equity-based awards without performance conditions, the Company recognizes equity-based compensation cost on a straight-line basis over the vesting period of the award. For equity-based awards with performance conditions, the Company recognizes equity-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company recognizes forfeitures of equity-based awards as they occur. Equity-based compensation expense is recorded in selling, general, and administrative expenses within the consolidated statements of operations.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to provide more disaggregation of income tax information mainly related to the effective tax rate reconciliation and the income taxes paid disclosure requirements. Under the new accounting rules, the tabular effective tax rate reconciliation must include specific categories with certain reconciling items based on the expected tax further disaggregated by nature and/or jurisdiction. Income taxes paid, net of refunds received, must be broken out by federal, state, and foreign taxes, and further disaggregated by individual jurisdictions based on total income taxes paid. The Company adopted these new and enhanced annual income tax disclosures on a retrospective basis beginning with the fiscal year ended March 31, 2026. Prior period disclosures have been recast to reflect the new disclosure requirements. The adoption of this new rule resulted in expanded income tax disclosures, which are included in "Note 5. Income Taxes," and did not have an impact on the Company's financial condition, results of operations, or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, to include a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. This new practical expedient allows an entity to assume current economic conditions as of the balance sheet date will not change for the life of the asset, thereby eliminating the need for an entity to develop and consider reasonable and supportable forecasts of future economic conditions. This amendment is effective for the Company’s fiscal year beginning April 1, 2026, with early adoption permitted. The Company early adopted this new ASU in the fourth quarter of fiscal year 2026 and elected to apply the practical expedient. The adoption of this practical expedient did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, changing the existing model used to determine when cost capitalization is to occur based on various project stages of software development with a more modern approach that introduces a probable-to-complete recognition threshold. The scope of this new guidance also includes the costs an entity incurs to implement a cloud computing arrangement as a customer. This amendment is effective for the Company’s annual and interim periods beginning April 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact this new accounting standard will have on its financial condition, results of operations, and cash flows.

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

3. Revenue Recognition

Product revenues are primarily processed tobacco sold to the customer. Processing and other revenues are mainly contracts to process customer-owned green tobacco. During such processing, ownership remains with the customers. All Other revenue is primarily composed of revenue from the sale of non-tobacco agricultural products. The following disaggregates sales and other operating revenues by major source, with the All Other category being included for purposes of reconciliation of the respective balances below of the Leaf segment (the Company’s sole reportable segment) to the consolidated financial statements:

	Years Ended March 31,
	2026	2025	2024
Leaf:
Product revenues	$2,235,763	$2,335,107	$1,912,438
Processing and other revenues	169,310	135,877	117,177
Leaf sales and other operating revenues	2,405,073	2,470,984	2,029,615
All Other:
All Other sales and other operating revenues	7,927	10,276	2,944
Total sales and other operating revenues	$2,413,000	$2,481,260	$2,032,559

The following summarizes activity in the claims allowance:

	Years Ended March 31,
	2026	2025	2024
Balance, beginning of period	$2,436	$3,313	$2,350
Additions	8,318	2,010	6,191
Payments and other adjustments	(4,846)	(2,887)	(5,228)
Balance, end of period	$5,908	$2,436	$3,313

Taxes Collected from Customers
Value-added taxes were $50,656, $43,298, and $34,905 for the years ended March 31, 2026, 2025, and 2024, respectively.

4. Other Expense, Net

The following summarizes the components of other expense, net:

	Years Ended March 31,
	2026	2025	2024
Losses on sale of receivables(1)	$14,101	$19,565	$13,121
Foreign currency losses (gains)	1,739	(2,121)	251
Loss on resolution of customs matter	6,440	—	—
Gain on sale of fixed assets	(3,114)	(2,423)	(2,300)
Miscellaneous expense (income), net	27	1,389	(1,633)
Total	$19,193	$16,410	$9,439
(1) See "Note 17. Securitized Receivables" for additional information.

5. Income Taxes

Income Tax Provision
The components of income before income taxes and other items consisted of the following:

	Years Ended March 31,
	2026	2025	2024
Domestic	$(20,603)	$(4,579)	$(17,697)
Foreign	49,233	38,033	33,170
Total	$28,630	$33,454	$15,473

The details of the amount shown for income taxes in the consolidated statements of operations are as follows:

	Years Ended March 31,
	2026	2025	2024
Current:
Federal	$1,323	$6,837	$5,319
State	(280)	261	(59)
Foreign	26,522	23,611	24,385
Total Current	27,565	30,709	29,645

Deferred:
Federal(1)	(151)	(10,307)	968
State	6	(155)	(9)
Foreign	2,924	4,806	(3,323)
Total Deferred	2,779	(5,656)	(2,364)
Income tax expense	$30,344	$25,053	$27,281

(1) Deferred federal expense for fiscal year 2025 was primarily due to release of a valuation allowance in the U.S. from improved profitability.

The difference between income tax expense based on income before income taxes and other items and the amount computed by applying the U.S. statutory federal income tax rate to income are as follows:

	Years Ended March 31,
	2026		2025		2024
	$	%	$	%	$	%
U.S. federal statutory tax rate	6,012	21.0	7,025	21.0	3,249	21.0
State and local income taxes, net of federal income tax effect(1)	(196)	(0.7)	51	0.2	(102)	(0.7)
Foreign tax effects
Argentina
Changes in valuation allowances	1,679	5.9	5,563	16.6	484	3.1
Exchange effects and currency translation	(396)	(1.4)	(2,580)	(7.7)	1,517	9.8
Other	(351)	(1.2)	(2,492)	(7.4)	(792)	(5.1)
Brazil
Exchange effects and currency translation	(1,357)	(4.7)	6,640	19.8	(2,307)	(14.9)
Hybrid dividends	(3,073)	(10.7)	(3,142)	(9.4)	—	—
Tax on unremitted foreign earnings	1,165	4.1	(2,264)	(6.8)	(426)	(2.8)
Other	2,538	8.9	3,036	9.1	2,508	16.2
Malawi
Changes in valuation allowances	36	0.1	(4,757)	(14.2)	7,638	49.4
Exchange effects and currency translation	704	2.5	5,729	17.1	(4,683)	(30.3)
Other	1,910	6.7	2,965	8.9	(404)	(2.6)
Tanzania
Nondeductible interest	3,646	12.7	1,346	4.0	673	4.3
Other	1,333	4.7	1,606	4.8	77	0.5
Zambia
Changes in valuation allowances	(2,878)	(10.1)	(2,433)	(7.3)	2,739	17.7
Exchange effects and currency translation	2,317	8.1	(361)	(1.1)	(810)	(5.2)
Other	2,355	8.2	1,200	3.6	—	—
Other foreign jurisdictions	3,179	11.1	2,844	8.5	(560)	(3.6)
Effect of cross-border tax laws
Global intangible low-taxed income	6,855	23.9	7,081	21.2	4,578	29.6
U.S. taxes on foreign earnings	2,467	8.6	509	1.5	4,240	27.4
Other	860	3.0	442	1.3	1,225	7.9
Tax credits
Foreign tax credits	(7,270)	(25.4)	(4,308)	(12.9)	(4,999)	(32.3)
Other	—	—	(42)	(0.1)	(39)	(0.3)
Changes in valuation allowances	524	1.8	(7,574)	(22.6)	4,105	26.5
Nontaxable or nondeductible items	1,494	5.2	(1,243)	(3.7)	(2,396)	(15.5)
Changes in unrecognized tax benefits	7,614	26.6	8,789	26.3	9,585	61.9
Other, net	(823)	(2.9)	1,423	4.3	2,181	14.1
Income tax expense	30,344	106.0	25,053	74.9	27,281	176.3
(1) The effects of individual state and local jurisdictions are immaterial.

The following summarizes the components of deferred tax assets (liabilities):

	March 31,
	2026	2025
Deferred tax assets:
Non-deductible interest carryforward	$37,406	$34,940
Original issue discount	7,165	10,439
Reserves and accruals	26,520	22,691
Tax loss carryforwards	17,393	16,653
Unrealized exchange losses	—	1,448
Lease obligations	7,333	6,511
Other	12,608	9,971
Gross deferred tax assets	108,425	102,653
Valuation allowance	(60,632)	(60,302)
Total deferred tax assets	$47,793	$42,351

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(31,607)	$(27,560)
Right of use asset	(7,567)	(7,050)
Unrealized exchange gains	(4,176)	—
Other	(1,894)	(2,989)
Total deferred tax liabilities	$(45,244)	$(37,599)

Net deferred tax assets	$2,549	$4,752

The following summarizes the change in the valuation allowance for deferred tax assets:

	Years Ended March 31,
	2026	2025	2024
Balance, beginning of period	$60,302	$70,391	$59,506
Changes to expenses(1)	632	(10,081)	10,727
Changes to other comprehensive income	(302)	(8)	158
Balance, end of period	$60,632	$60,302	$70,391
(1) For the years ended March 31, 2025 and 2024, respectively, the change was primarily driven by a reduction in the valuation allowance in the U.S. and an increase in the valuation allowances across various African jurisdictions.

As of March 31, 2026, the Company had foreign net operating loss carryforwards of $55,740, of which $34,096 relates to jurisdictions with definite lived carryforward periods and $21,644 relates to jurisdictions with indefinite lived carryforward periods.

Under current U.S. tax regulations, in general, repatriation of foreign earnings to the U.S. can be completed without incurring material incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to domestic, state, or foreign jurisdictional taxes (including withholding taxes) on distributions or sales of minority owned investments.

The Company has not recorded a deferred tax liability for U.S. federal, U.S. state, or foreign tax from foreign subsidiary unremitted earnings and profits where an indefinite reinvestment assertion was made on the basis that this group of foreign subsidiaries does not expect to have available excess cash and cash equivalents to remit in the foreseeable future or has specific needs for available excess cash. The unrecorded tax liability associated with indefinitely reinvested foreign subsidiary earnings is not practicable to estimate due to the inherent complexity of the Company’s global operations.

Accounting for Uncertainty in Income Taxes
The following summarizes the changes to unrecognized tax benefits and related interest and penalties:

	Years Ended March 31,
	2026	2025
Balance at April 1	$12,806	$16,892
Increase for prior year tax positions	5,208	2,989
Increase for current year tax positions	3,319	4,854
Reduction for settlements	(331)	(8,020)
Impact of changes in exchange rates	(123)	(210)
Reduction of statute of limitation expirations	(36)	(3,699)
Balance at March 31(1)	$20,843	$12,806
Accrued interest	3,253	1,929
Accrued penalties	5,277	3,900
Balance at March 31(1)	$29,373	$18,635
(1) As of March 31, 2026, $29,680 would impact the Company's effective tax rate, if recognized. This includes indirect effects such as related valuation allowance releases.

Due to the Company’s global operations, numerous tax audits may be ongoing throughout the world at any point in time. The Company’s income tax liabilities are based on estimates of potential income taxes due upon the conclusion of such audits and are updated to reflect changes in facts and circumstances, as they become known. Due to the uncertain and complex application of tax regulations, it is possible that the resolution of audits may result in liabilities which could be materially different from these estimates. The Company will record additional income tax expense or benefit in the period in which such resolution occurs or if estimates or judgments change.

The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2026, the Company’s earliest open tax year for U.S. federal income tax purposes relate to tax periods ending in 2022. Open tax years in state and foreign jurisdictions generally range from three to six years. In applicable jurisdictions, the Company’s tax attributes from prior periods remain subject to adjustment.

Cash Paid for Income Taxes, Net
The following summarizes cash paid for income taxes (net of refunds) by jurisdiction:

	Years Ended March 31,
	2026	2025	2024
U.S. federal	$1,621	$2,300	$6,438
Debt exchange	—	—	12,543
U.S. state and local	(42)	92	299
	1,579	2,392	19,280

Foreign
Brazil	$3,462	$3,895	$(1,359)
Indonesia	1,753	2,110	3,184
Malawi	3,027	1,402	542
Tanzania	973	5,389	1,235
Turkey	3,180	3,265	3,823
Other(1)	6,466	12,648	8,339
	$18,861	$28,709	$15,764

Total	$20,440	$31,101	$35,044
(1) Includes amounts paid to settle certain income tax matters that were subject to litigation in various jurisdictions.

6. Earnings Per Share

The following summarizes the computation of earnings per share:

	Years Ended March 31,
	2026	2025	2024
Net income attributable to Pyxus International, Inc.	$14,569	$15,166	$2,663

Basic weighted average shares outstanding	25,790	25,643	25,000
Plus: Dilutive equity awards	167	24	—
Diluted weighted average shares outstanding	25,957	25,667	25,000

Earnings per share:
Basic	$0.56	$0.59	$0.11
Diluted	$0.56	$0.59	$0.11

7. Restricted Cash

The following summarizes the composition of restricted cash:

	March 31,
	2026	2025
Compensating balance for short-term borrowings	$107	$542
Escrow	1,953	3,534
Grants	458	3,116
Other	798	98
Total	$3,316	$7,290

8. Trade Receivables, Net

Trade receivables are net of an allowance for expected credit losses. The following summarizes activity in the allowance for expected credit losses:

	Years Ended March 31,
	2026	2025	2024
Balance, beginning of period	$(24,035)	$(23,940)	$(24,730)
Additions	(160)	(1,299)	(1,535)
Write-offs and other adjustments	7,316	1,204	2,325
Balance, end of period	(16,879)	(24,035)	(23,940)
Trade receivables	256,335	213,274	192,704
Trade receivables, net	$239,456	$189,239	$168,764

9. Inventories, Net

The following summarizes the composition of inventories, net with the All Other category primarily composed of non-tobacco agricultural products:

	March 31,
	2026	2025
Processed tobacco	$507,380	$490,410
Unprocessed tobacco	279,348	241,832
Other tobacco related	26,883	25,643
All Other	4,339	4,066
Total	$817,950	$761,951

10. Advances to Suppliers, Net

The following summarizes the composition of advances to suppliers, net:

	March 31,
	2026	2025
Advances to tobacco suppliers, net	$33,257	$29,144
Advances to non-tobacco suppliers	3,080	1,601
Total in current assets	36,337	30,745
Long-term advances to tobacco suppliers, net	6,928	4,980
Total current and long-term	$43,265	$35,725

The mark-up and interest on advances to tobacco suppliers, net capitalized, or to be capitalized into inventory for the current crop, were $20,732 and $17,066 for the year ended March 31, 2026 and 2025, respectively. Unrecoverable advances and other costs capitalized, or to be capitalized into the current crop, were $10,911 and $11,833 as of March 31, 2026 and 2025, respectively.

11. Equity Method Investments

The following summarizes the Company's equity method investments as of March 31, 2026:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable nicotine products	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company’s equity method investments are due to fair value adjustments recorded during fiscal 2021.

The following summarizes aggregate financial information for these equity method investments:

	Years Ended March 31,
	2026	2025	2024
Statement of operations:
Sales	$581,169	$611,152	$505,262
Gross profit	80,965	70,208	82,614
Net income	35,780	16,851	33,101

	March 31,
	2026	2025
Balance sheet:
Current assets	$457,219	$419,192
Property, plant, and equipment and other assets	65,716	49,243
Current liabilities	362,790	328,818
Long-term obligations and other liabilities	6,333	4,560

12. Variable Interest Entities

The following summarizes the Company’s financial relationships with its unconsolidated variable interest entities:

	March 31,
	2026	2025
Investments in variable interest entities	$99,239	$90,239
Guaranteed amounts to variable interest entities (not to exceed)	18,483	15,995

See "Note 25. Related Party Transactions" for the asset and liability balances associated with our equity investments. See "Note 17. Securitized Receivables" for the beneficial interests with certain of our securitization facilities.

13. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	March 31, 2026
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.4 years	$26,101	$(12,144)	$13,957
Technology	2.4 years	11,618	(8,292)	3,326
Trade names	8.4 years	11,300	(4,507)	6,793
Total		$49,019	$(24,943)	$24,076

	March 31, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.4 years	$26,101	$(9,969)	$16,132
Technology	3.4 years	11,618	(6,844)	4,774
Trade names	9.4 years	11,300	(3,699)	7,601
Total		$49,019	$(20,512)	$28,507

The following summarizes amortization expense for definite-lived intangible assets:

	Years Ended March 31,
	2026	2025	2024
Amortization expense	$4,431	$4,532	$4,631

The following summarizes the estimated intangible asset amortization expense for the next five fiscal years and beyond:

	Customer Relationships	Technology(1)	Trade Names	Total
2027	$2,175	$1,378	$807	$4,360
2028	2,175	1,375	807	4,357
2029	2,175	573	807	3,555
2030	2,175	—	807	2,982
2031	2,175	—	807	2,982
Thereafter	3,082	—	2,758	5,840
Total	$13,957	$3,326	$6,793	$24,076

(1) Estimated amortization expense for technology is based on costs accumulated as of March 31, 2026. These estimates will change as new costs are incurred and until the software is placed into service.

14. Leases

The following summarizes lease costs:

	Years Ended March 31,
	2026	2025	2024
Operating lease costs	$14,998	$14,199	$16,028
Variable and short-term lease costs	19,640	14,848	8,964
Total lease costs	$34,638	$29,047	$24,992

The following summarizes the measurement of remaining operating lease terms and discount rates:

	March 31,
	2026	2025
Weighted average remaining lease term	4.3 years	4.8 years
Weighted average discount rate	16.1%	15.4%

The following summarizes supplemental cash flow information related to operating leases:

	Years Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,664	$14,145	$15,764
Noncash investing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	12,164	3,964	10,444

Future minimum lease payments required under operating lease agreements, including those with extended lease term options that are reasonably certain of being exercised, as of March 31, 2026 are summarized by fiscal year as follows:

Operating Leases
2027	$13,971
2028	9,798
2029	5,793
2030	4,409
2031	2,960
Thereafter	5,265
Total future minimum lease payments	42,196
Less: amounts related to imputed interest	11,261
Present value of lease liabilities(1)	$30,935

(1) This amount is comprised of $9,915 and $21,020 of current and noncurrent operating lease liabilities, respectively, included in the consolidated balance sheets.

15. Property, Plant, and Equipment, Net

The following summarizes property, plant, and equipment, net:

	March 31,
	2026	2025
Land	$27,434	$26,815
Buildings	47,512	45,982
Machinery and equipment	122,820	109,247
Total	197,766	182,044
Less: accumulated depreciation (1)	(54,612)	(43,868)
Total property, plant, and equipment, net	$143,154	$138,176
(1) This balance was partially reduced by the disposition of certain fully depreciated assets during the year ended March 31, 2026.

The following summarizes the classification of depreciation expense recorded in the consolidated statements of operations:

	Years Ended March 31,
	2026	2025	2024
Depreciation expense recorded in cost of goods and services sold	$14,220	$13,264	$11,806
Depreciation expense recorded in selling, general, and administrative expenses	2,036	2,380	2,646
Total depreciation expense	$16,256	$15,644	$14,452

16. Debt Arrangements

The following summarizes debt and notes payable:

		Outstanding
	Interest	March 31,		Long-Term Debt Repayment Schedule by Fiscal Year
	Rate(1)	2026	2025	2027	2028	2029	2030	2031	Later
Senior secured credit facility:
ABL Credit Facility	7.0%	$—	$—	$—	$—	$—	$—	$—	$—

Senior secured notes:
8.5% Notes Due 2027(2)	8.5%	146,662	145,820	—	146,662	—	—	—	—

Senior secured term loans:
Intabex Term Loans(3)	12.4%	187,752	187,144	—	187,752	—	—	—	—
Pyxus Term Loans(4)	12.4%	121,343	121,886	—	121,343	—	—	—	—

Other debt:
Other long-term debt	8.8%	—	12	—	—	—	—	—	—
Notes payable(5)	8.8%	477,132	395,030	477,132	—	—	—	—	—
Total debt		$932,889	$849,892	$477,132	$455,757	$—	$—	$—	$—

Short-term(5)		$477,132	$395,030
Long-term:
Current portion of long-term debt		$—	$12
Long-term debt		455,757	454,850
Total		$455,757	$454,862

Letters of credit		$8,024	$7,790

(1) Weighted average stated rate for the trailing twelve months ended March 31, 2026 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $146,662 is net of a debt discount of $1,677. Total repayment at maturity is $148,339.
(3) Balance of $187,752 is net of a debt discount of $1,281. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,343 is net of a debt premium of $1,138. Total repayment at maturity is $120,205.
(5) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
The Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent (the "ABL Agent"), which was subsequently amended on January 5, 2023, May 23, 2023, October 24, 2023, and May 12, 2025.

The ABL Credit Agreement establishes the ABL Credit Facility, an asset-based revolving credit facility the proceeds of which may be used to provide for the ongoing working capital and general corporate purposes of the Borrowers, the Company, Pyxus Parent, and their subsidiaries, and for other permitted purposes described in the ABL Credit Agreement. The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $150,000, subject to the borrowing base limitations described below in this paragraph. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $170,000. The amount available under the ABL Credit Facility is limited by a borrowing base consisting of certain eligible accounts receivable and the value of inventory, as reduced by specified reserves, as follows:

•85% of the book value of eligible accounts receivable, plus
•the lesser of (i) 85% of the book value of Eligible Extended Terms Receivables (as defined in the ABL Credit Agreement) and (ii) $5,000, plus
•90% of eligible credit insured accounts receivable (to the extent the ABL Agent is named as a beneficiary or loss payee with respect to the applicable policy), plus
•the lesser of (i) 70% of eligible inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits) or (ii) 85% of the net-orderly-liquidation value percentage of eligible inventory, plus
•the least of (i) 70% of the eligible foreign in-transit inventory valued at the lower of cost (based on a first-in first-out basis) and market value thereof (net of intercompany profits), (ii) 85% of the net-orderly-liquidation value percentage of eligible foreign in-transit inventory, and (iii) $10,000, minus
•applicable reserves established by the ABL Agent from time to time.

At March 31, 2026, no borrowings under the ABL Credit Facility were outstanding and $150,000 was available for borrowing under the ABL Credit Facility. Weighted average borrowings outstanding under the ABL Credit Facility during the fiscal year ended March 31, 2026 were $47,373.

The ABL Credit Facility permits both base rate borrowings and borrowings based upon the Secured Overnight Financing Rate ("SOFR"). Borrowings under the ABL Credit Facility bear interest at an annual rate equal to one, three, or six-month reserve-adjusted SOFR Rate plus 275 basis points or 175 basis points above base rate, as applicable, with a fee on unutilized commitments at an annual rate of 25.0 basis points.

The ABL Credit Facility may be prepaid from time to time, in whole or in part, without prepayment or premium, subject to a termination fee upon the permanent reduction of some or all of the commitments under the ABL Credit Facility in the amount of (i) 2% of the amount of commitments permanently reduced on or prior to May 12, 2026 and (ii) 1% of the amount of commitments permanently reduced on or prior to May 12, 2027 but after May 12, 2026. No such termination fee is payable for reductions after May 12, 2027. In addition, customary mandatory prepayments of the loans under the ABL Credit Facility are required upon the occurrence of certain events including, without limitation, outstanding borrowing exposures exceeding the borrowing base, certain dispositions of assets outside of the ordinary course of business in respect of certain collateral securing the ABL Credit Facility and certain casualty and condemnation events. With respect to base rate loans, accrued interest is payable monthly in arrears and, with respect to SOFR loans, accrued interest is payable monthly and on the last day of any applicable interest period.

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

Cash Dominion. Under the terms of the ABL Credit Facility, if (i) an event of default has occurred and is continuing, (ii) excess borrowing availability under the ABL Credit Facility (based on the lesser of the commitments thereunder and the borrowing base) (the "Excess Availability") falls below the greater of $12,500 and 10% of the lesser of total revolving loan commitments under the ABL Credit Facility at such time and the borrowing base at such time, or (iii) Domestic Availability (as defined in the ABL Credit Agreement) being less than the greater of $25,000 and 20% of the lesser of total revolving loan commitments under the ABL Credit Facility at such time and the borrowing base at such time, the ABL Loan Parties will become subject to cash dominion, which will require daily prepayment of loans under the ABL Credit Facility with the cash deposited in certain deposit accounts of the ABL Loan Parties, including concentration accounts, and will restrict the ABL Loan Parties’ ability to transfer cash from their concentration accounts to their disbursement accounts. Such cash dominion period (a "Dominion Period") shall end when (i) if arising as a result of a continuing event of default, such event of default ceases to exist, (ii) if arising as a result of non-compliance with the Excess Availability threshold, no event of default is continuing and, for a period of 30 consecutive days, Excess Availability is equal to or greater than the greater of $12,500 and 10% of the lesser of total revolving loan commitments under the ABL Credit Facility and the borrowing base, or (iii) if arising as a result of Domestic Availability being less than the threshold, no event of default is continuing and, for a period of 30 consecutive days, Domestic Availability is greater than the greater of $25,000 and 20% of the lesser of total revolving loan commitments under the ABL Credit Facility and the borrowing base.

Covenants. The ABL Credit Agreement governing the ABL Credit Facility contains a covenant requiring that the Company’s fixed charge coverage ratio be no less than 1.10 to 1.00 during any Dominion Period.

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
•create liens,
•enter into sale and leaseback transactions,
•consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets,
•enter into transactions with affiliates,
•engage directly or indirectly in any business other than the businesses engaged in by the Company,
•directly or indirectly open, maintain or otherwise have accounts other than permitted accounts under the ABL Credit Agreement, and
•designate subsidiaries as Unrestricted Subsidiaries (as defined in the ABL Credit Agreement).

Maturity. The ABL Credit Facility matures on May 12, 2030 or, if earlier, 90 days prior to the earliest maturity date of (i) the Company's existing senior secured notes and the senior secured term loans (each scheduled to mature on December 31, 2027) in the event any such notes or loans remain outstanding or (ii) any indebtedness that refinances any of the foregoing.

On March 31, 2026, the Borrowers were in compliance with the covenants under the ABL Credit Agreement.

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

On March 31, 2026, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with the covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
Pursuant to the Exit Facility Exchange, on February 6, 2023, Pyxus Holdings entered into the Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent, to establish a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans" and, together with the Intabex Term Loans, the "Senior Secured Term Loans") were deemed made in exchange for 60.0% of the outstanding principal amount of Exit Term Loans (including the applicable accrued and unpaid PIK interest thereon).

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

On March 31, 2026, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with the covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer (the "Notes Exchange" and, together with the DDTL Facility Exchange and the Exit Facility Exchange, the "Debt Exchange Transactions") made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes" and, together with the Senior Secured Term Loans, the "Senior Secured Term Debt") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent.

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

On March 31, 2026, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with the covenants under the 2027 Notes Indenture.

Guarantees and Collateral
The obligations of Pyxus Holdings under the ABL Credit Agreement and the Senior Secured Term Debt are fully and unconditionally guaranteed by the Company, Pyxus Parent and all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries, subject to certain limitations (the "Senior Secured Debt Obligors"). In addition, under the Intabex Term Loan Credit Facility, Intabex and Alliance One International Tabak B.V. (which were obligors under the DDTL Term Loans) also guarantee the Intabex Credit Facility (together, the "Specified Intabex Obligors") but do not guarantee the 2027 Notes, the Pyxus Term Loans or obligations under the ABL Credit Agreement. In addition, certain assets of the Specified Intabex Obligors (which were pledged as collateral for the DDTL Term Loans) are pledged as collateral to secure the Intabex Term Loans (the "Intabex Collateral") but do not secure the 2027 Notes, the Pyxus Term Loans, or obligations under the ABL Credit Agreement. On March 27, 2024, Alliance One International Tabak B.V. was merged with and into Intabex.

The Senior Secured Debt Obligors’ obligations under the ABL Credit Agreement are secured by (i) a first-priority senior lien the ABL Priority Collateral (as defined in the ABL/Senior Secured Term Debt Intercreditor Agreement (as defined below)), which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets and proceeds of the foregoing of the Senior Secured Debt Obligors, and (ii) a junior-priority lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral. The Senior Secured Term Debt is secured by (i) a first-priority senior lien on substantially all assets of the Senior Secured Debt Obligors other than certain exclusions and the ABL Priority Collateral and (ii) a junior-priority lien on the ABL Priority Collateral. The Intabex Term Loans are further secured by a first-priority lien on the Intabex Collateral.

The obligations under the Senior Secured Term Debt share a single lien, held by Alter Domus, as senior collateral agent (the "Senior Collateral Agent"), on the Collateral (as defined below) subject to the payment waterfall pursuant to the intercreditor arrangements described below.

Intercreditor Agreements
The priority of the obligations under the ABL Credit Agreement and the Senior Secured Term Debt are set forth in the two intercreditor agreements entered into in connection with consummation of the DDTL Facility Exchange, the Exit Facility Exchange and the Notes Exchange.

ABL/Senior Secured Term Debt Intercreditor Agreement. On February 6, 2023, Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee entered into an Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023 (the "ABL/Senior Secured Term Debt Intercreditor Agreement") to provide for the intercreditor relationship between, (i) on one hand, the holders of obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations and (ii) on the other hand, the holders of obligations under the Senior Secured Term Debt, the guarantees thereof and certain related obligations. Pursuant to the terms of the ABL/Term Loan/Notes Intercreditor Agreement, Pyxus Holdings’ obligations under the ABL Credit Facility, the guarantees thereof and certain related obligations have first-priority senior liens on the ABL Priority Collateral, which includes certain accounts receivable and inventory and certain related intercompany notes, cash, deposit accounts, related general intangibles and instruments, certain other related assets of the foregoing entities and proceeds of the foregoing, with the obligations under the Senior Secured Term Debt having junior-priority liens on the ABL Priority Collateral. Pursuant to the ABL/Senior Secured Term Debt Intercreditor Agreement, Pyxus Holdings’ collective obligations under the Senior Secured Term Debt, the guarantees thereof and certain related obligations have first-priority senior liens on the collateral that is not ABL Priority Collateral, including owned material real property in the U.S., capital stock of subsidiaries owned directly by Pyxus Holdings or a guarantor (other than the Intabex Collateral), existing and after acquired intellectual property rights, equipment, related general intangibles and instruments and certain other assets related to the foregoing and proceeds of the foregoing, with the obligations under the ABL Credit Facility having junior-priority liens on such collateral, other than real property. The ABL Credit Facility is not secured by real property.

Secured Debt Intercreditor Agreement. On February 6, 2023, the Senior Secured Debt Obligors, together with the representative for the holders of the Senior Secured Term Debt and the Senior Collateral Agent, entered into the Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023 (the "Senior Secured Term Debt Intercreditor Agreement"), pursuant to which the Senior Collateral Agent, serves as joint collateral agent for the benefit of the holders of the 2027 Notes, the Pyxus Term Loans and the Intabex Term Loans with respect to all common collateral securing such indebtedness (the "Collateral," which excludes Intabex Collateral). The Senior Secured Term Debt Intercreditor Agreement provides that Collateral or proceeds thereof received in connection with or upon the exercise of secured creditor remedies will be distributed (subject to the provisions described in the next paragraph) first to holders of the Senior Secured Term Debt on a pro rata basis based on the aggregate principal amount of each class of Senior Secured Term Debt, and then to holders of future junior debt secured by such Collateral on a pro rata basis based on the aggregate principal amount of each class of future junior debt (and in each case permitted refinancing indebtedness thereof).

Exercise of rights and remedies against the Collateral and certain rights in a bankruptcy or insolvency proceeding (including the right to object to debtor-in-possession financing or to credit bid) by the Senior Collateral Agent will be controlled first by the holders of a majority in principal amount of the Senior Secured Term Loans (including, in any event, each holder holding at least 20.0% of the Senior Secured Term Loans as of February 6, 2023, provided such holder holds at least 15.0% of the Senior Secured Term Loans as of the date of determination), second, after repayment in full of the Senior Secured Term Loans, by the holders of a majority in principal amount of the 2027 Notes and last, after repayment in full of the Senior Secured Term Loans and the 2027 Notes, by holders of a majority in principal amount of any future junior debt secured by the Collateral. Any such future junior debt will be subject to certain customary waivers of rights in a bankruptcy or insolvency proceeding in favor of the Senior Collateral Agent, including, but not limited to, with respect to debtor-in-possession financing, adequate protection, and credit bidding.

Other Outstanding Debt

Foreign Seasonal Lines of Credit
Excluding its long-term credit agreements, the Company has typically financed its foreign operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. At March 31, 2026, the total borrowing capacity under individual seasonal lines of credit range up to $170,000. At March 31, 2026 and 2025, the Company was permitted to borrow under foreign seasonal lines of credit, including letters of credit, up to a total of $1,064,468 and $918,372, respectively, subject to limitations under the ABL Credit Agreement and the agreements governing the Senior Secured Term Debt. The weighted average variable interest rate for the years ended March 31, 2026 and 2025 was 8.8% and 9.4%, respectively. Certain of the seasonal lines of credit with aggregate outstanding borrowings at March 31, 2026 and 2025 of $106,850 and $93,243, respectively, are secured by trade receivables and inventories as collateral. At March 31, 2026 and 2025, respectively, $107 and $542 of cash was held on deposit as a compensating balance. At March 31, 2026, the Company and its subsidiaries were in compliance with the covenants associated with the short-term foreign seasonal lines of credit.

17. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility, with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. The Company estimates the expected fee it receives in return for its obligation to service these receivables reflects fair value, and accordingly, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the consolidated statements of operations. Under this facility, the Company may request a temporary increase in the investment limit up to an additional $40,000, applicable only for the period from January 1, 2026 through May 31, 2026. As of March 31, 2026, the investment limit of this facility was $160,000 of trade receivables, inclusive of the temporary increase.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of March 31, 2026, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2026 and 2025, trade receivables, net in the consolidated balance sheets have been reduced by $13,610 and $2,190 as a result of the net settlement, respectively. See "Note 20. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of March 31, 2026, the investment limits under these other facilities were variable based on qualifying sales.

The following summarizes the Company’s accounts receivable outstanding in the securitization facilities, which represents trade receivables sold into the program that have not been collected from the customer, and related beneficial interests, applicable only to the first and second facilities, which represents the Company’s residual interest in receivables sold that have not been collected from the customer:

	March 31,
	2026	2025
Receivables outstanding in facility	$341,679	$355,246
Beneficial interest	29,034	29,354

Cash proceeds from the sale of trade receivables are comprised of an initial cash payment received at the time of transfer and a deferred purchase price receivable, applicable only to the first and second facilities, which represents the Company's right to receive the remaining consideration upon collection of the underlying trade receivables by the purchasers. The following summarizes the Company’s cash collections from both the initial cash proceeds and the deferred purchase price receivable:

	Years Ended March 31,
	2026	2025	2024
Cash collections from:
Initial proceeds	$842,093	$981,560	$649,680
Deferred purchase price receivable	200,684	188,312	175,911

18. Guarantees

In certain sourcing regions, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated affiliates. See "Note 20. Fair Value Measurements" for the fair value of the Company’s guarantee liability and corresponding fair value classification. The following summarizes amounts guaranteed:

	March 31,
	2026	2025
Amounts guaranteed (not to exceed)	$119,728	$110,660
Amounts outstanding under guarantee(1)	92,550	80,045
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	10,204	13,787

(1) Most of the guarantees outstanding at March 31, 2026 expire within one year.

19. Derivative Financial Instruments

As of March 31, 2026 and 2025, the Company’s derivative financial instruments outstanding were designated as cash flow hedges and were primarily used to hedge Brazilian real denominated purchases of green tobacco and the related processing costs. See "Note 23. Accumulated Other Comprehensive Income" for a summary of cash flow hedging activity within accumulated other comprehensive income. See "Note 20. Fair Value Measurements" for the fair values of the Company’s outstanding derivative assets and liabilities and corresponding fair value classifications.

The following summarizes the U.S. dollar notional amount of derivative contracts outstanding:

	March 31,
	2026	2025
Foreign currency exchange contracts	$54,100	$49,500

The following summarizes the impact of foreign currency exchange contracts designated as cash flow hedges ("hedged derivatives") and non-designated hedges ("non-hedged derivatives") within cost of goods and services sold in the consolidated statements of operations:

	Years Ended March 31,
	2026	2025	2024
Foreign currency exchange contracts gains (losses), net from:
Hedged derivatives	$4,022	$(2,411)	$6,356
Non-hedged derivatives(1)	4,887	—	—

(1) There were foreign currency exchange contracts not designated as hedging instruments (related to the Malawian kwacha) outstanding during the year ended March 31, 2026, but all had expired or settled by period end.

20. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The inputs used to measure fair value are prioritized based on a three-level valuation hierarchy, which is comprised of observable and non-observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These three levels of inputs create the following fair value hierarchy:

•Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs include data points that are observable such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other data points that are observable (other than quoted prices) or can be corroborated by observable market data.
•Level 3 inputs are unobservable data points that are supported by little or no market activity, which requires management of the Company to develop its own assumptions.

The following summarizes the fair value of the Company's financial assets and liabilities measured on a recurring basis, along with their corresponding level within the fair value hierarchy:

	March 31,
	2026			2025
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial assets:
Derivative financial instruments	$649	$—	$649	$982	$—	$982
Securitized beneficial interests	—	29,034	29,034	—	29,354	29,354
Total assets	$649	$29,034	$29,683	$982	$29,354	$30,336
Financial liabilities:
Derivative financial instruments	$—	$—	$—	$57	$—	$57
Long-term debt(1)	433,490	—	433,490	433,885	12	433,897
Guarantees	—	7,537	7,537	—	6,459	6,459
Total liabilities	$433,490	$7,537	$441,027	$433,942	$6,471	$440,413
(1) This fair value measurement disclosure does not affect the consolidated balance sheets.

Level 2 measurements
•Debt: The fair value of debt is based on the market price for similar financial instruments or model-derived valuations with observable inputs. The primary inputs to the valuation include market expectations, the Company’s credit risk, and the contractual terms of the debt instrument.
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

The following summarizes the changes in Level 3 instruments measured on a recurring basis.

	Years Ended March 31,
	2026			2025
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$29,354	$12	$6,459	$15,036	$160	$5,097
Issuances	198,567	—	8,026	244,886	—	7,639
Settlements	(189,786)	(12)	(3,798)	(212,964)	(148)	(2,421)
Losses recognized in earnings	(9,101)	—	(3,150)	(17,604)	—	(3,856)
Balance, end of period	$29,034	$—	$7,537	$29,354	$12	$6,459

The following summarizes significant unobservable inputs and the valuation techniques utilized:

Year Ended March 31, 2026
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	Discounted Cash Flow	Discount Rate	2.7% to 6.2%
		Payment Speed	59 days to 91 days
Guarantees	Historical Loss	Historical Loss	1.2% to 39.1%

Year Ended March 31, 2025
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	Discounted Cash Flow	Discount Rate	3.0% to 6.9%
		Payment Speed	64 days to 91 days
Guarantees	Historical Loss	Historical Loss	0.7% to 37.3%

21. Pension and Other Postretirement Benefits

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

The following summarizes benefit obligations, plan assets, and funded status for the defined benefit pension plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2026
Benefit obligation, beginning	$32,877	$19,571	$52,448
Service cost	—	211	211
Interest cost	1,559	1,003	2,562
Plan amendments	—	15	15
Actuarial losses (gains)	765	(666)	99
Plan settlements	—	(1,032)	(1,032)
Effects of currency translation	—	232	232
Benefits paid	(3,337)	(1,489)	(4,826)
Benefit obligation, ending	$31,864	$17,845	$49,709

Fair value of plan assets, beginning	$—	$22,421	$22,421
Actual return on plan assets	—	(670)	(670)
Employer contributions	3,337	605	3,942
Plan settlements	—	(1,032)	(1,032)
Benefits paid	(3,337)	(1,489)	(4,826)
Fair value of plan assets, ending	$—	$19,835	$19,835
Funded status of the plan	$(31,864)	$1,990	$(29,874)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2025
Benefit obligation, beginning	$33,694	$21,266	$54,960
Service cost	—	235	235
Interest cost	1,679	1,038	2,717
Actuarial losses (gains)	838	(1,132)	(294)
Plan settlements	—	(224)	(224)
Effects of currency translation	—	(51)	(51)
Benefits paid	(3,334)	(1,561)	(4,895)
Benefit obligation, ending	$32,877	$19,571	$52,448

Fair value of plan assets, beginning	$—	$22,380	$22,380
Actual return on plan assets	—	1,011	1,011
Employer contributions	3,334	815	4,149
Plan settlements	—	(224)	(224)
Benefits paid	(3,334)	(1,561)	(4,895)
Fair value of plan assets, ending	$—	$22,421	$22,421
Funded status of the plan	$(32,877)	$2,850	$(30,027)

The following summarizes amounts reported in the consolidated balance sheets for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2026	2025	2026	2025
Noncurrent benefit asset recorded in other noncurrent assets	$—	$—	$7,632	$8,752
Accrued current benefit liability recorded in accrued expenses and other current liabilities	(3,306)	(3,313)	(653)	(729)
Accrued noncurrent benefit liability recorded in pension, postretirement, and other long-term liabilities	(28,558)	(29,564)	(4,989)	(5,173)
Funded status of the plan	$(31,864)	$(32,877)	$1,990	$2,850

The following summarizes pension obligations for the defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans(1)
	March 31,		March 31,
	2026	2025	2026	2025
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$31,864	$32,877	$5,642	$5,902
Accumulated benefit obligation	31,864	32,877	4,747	5,448
(1) Certain of the Company's non-U.S. defined benefit pension plans in Europe were over-funded as of March 31, 2026 and 2025.

The following summarizes activity in accumulated other comprehensive income for the defined benefit plans:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service cost	$(32)	$—	$(32)
Net actuarial gain	11,738	1,209	12,947
Deferred taxes	(109)	(40)	(149)
Balance at March 31, 2024	$11,597	$1,169	$12,766

Prior service credit	$13	$—	$13
Net actuarial (loss) gain	(100)	28	(72)
Deferred taxes	(118)	(73)	(191)
Total change for 2025	$(205)	$(45)	$(250)

Prior service cost	$(19)	$—	$(19)
Net actuarial gain	11,638	1,237	12,875
Deferred taxes	(227)	(113)	(340)
Balance at March 31, 2025	$11,392	$1,124	$12,516

Prior service cost	$(10)	$—	$(10)
Net actuarial loss	(2,641)	(281)	(2,922)
Deferred taxes	518	122	640
Total change for 2026	$(2,133)	$(159)	$(2,292)

Prior service cost	$(29)	$—	$(29)
Net actuarial gain	8,997	956	9,953
Deferred taxes	291	9	300
Balance at March 31, 2026	$9,259	$965	$10,224

The following assumptions were used to determine the expense for the pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2026	2025	2024	2026	2025	2024
Discount rate	5.37%	5.33%	5.08%	5.75%	5.37%	4.94%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	7.52%	10.42%	5.72%
Expected long-term rate of return on plan assets	Not applicable	Not applicable	Not applicable	5.04%	4.35%	4.20%

The following weighted average assumptions were used to determine the benefit obligations for the pension plans:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2026	2025	2024	2026	2025	2024
Discount rate	5.44%	5.37%	5.33%	6.35%	5.75%	5.37%
Rate of increase in future compensation	Not applicable	Not applicable	Not applicable	9.07%	7.52%	10.42%

Plan Assets
The following summarizes asset allocations and the percentage of the fair value of plan assets by asset category:

	Non-U.S. Plans
	March 31,
	2026	2025
Asset category:
Cash and cash equivalents	42.3%	96.1%
Debt securities	53.2%	—%
Real estate and other investments	4.5%	3.9%
Total	100.0%	100.0%

The fair values for the pension plans by asset category are as follows:

Non-U.S. Pension Plans	March 31, 2026		March 31, 2025
	Total	Level 1	Total	Level 1
Cash and cash equivalents	$8,390	$8,390	$21,538	$21,538
U.S. equities / equity funds	—	—	—	—
International equities / equity funds	—	—	—	—
U.S. fixed income funds	—	—	—	—
International fixed income funds	10,544	10,544	—	—
Real estate and other(1)	901	—	883	—
Total	$19,835	$18,934	$22,421	$21,538
(1) Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

Postretirement Health and Life Insurance Benefits
The following summarizes benefit obligations, plan assets, and funded status for the postretirement health and life insurance benefits plans:

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2026
Benefit obligation, beginning	$3,371	$1,386	$4,757
Service cost	2	—	2
Interest cost	161	164	325
Effect of currency translation	—	145	145
Actuarial (gains) losses	(123)	318	195
Benefits paid	(179)	(145)	(324)
Benefit obligation, ending	3,232	1,868	5,100

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	179	145	324
Benefits paid	(179)	(145)	(324)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,232)	$(1,868)	$(5,100)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2026
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(332)	$(173)	$(505)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(2,900)	(1,695)	(4,595)
Funded status of the plan	$(3,232)	$(1,868)	$(5,100)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2025
Benefit obligation, beginning	$3,525	$1,580	$5,105
Service cost	2	—	2
Interest cost	177	129	306
Effect of currency translation	—	(199)	(199)
Actuarial (gains) losses	(177)	19	(158)
Benefits paid	(156)	(143)	(299)
Benefit obligation, ending	3,371	1,386	4,757

Fair value of plan assets, beginning	$—	$—	$—
Employer contributions	156	143	299
Benefits paid	(156)	(143)	(299)
Fair value of plan assets, ending	$—	$—	$—
Funded status of the plan	$(3,371)	$(1,386)	$(4,757)

	U.S. Plans	Non-U.S. Plans	Total
	March 31, 2025
Accrued current benefit liability recorded in accrued expenses and other current liabilities	$(334)	$(133)	$(467)
Accrued non-current benefit liability recorded in pension, postretirement, and other long-term liabilities	(3,037)	(1,253)	(4,290)
Funded status of the plan	$(3,371)	$(1,386)	$(4,757)

The following assumptions were used to determine postretirement benefit obligations:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2026	2025	2024	2026	2025	2024
Discount rate	5.55%	5.45%	5.35%	11.46%	11.67%	9.72%
Health care cost trend rate assumed for next year	7.01%	6.47%	6.58%	8.76%	8.94%	8.75%

Cash Flows
The Company expects to contribute the following to its benefit plans:

	Pension Benefits		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
Fiscal Year 2027	$3,306	$653	$332	$173	$4,464

The Company’s contributions to the defined contribution plans are as follows:

	Years Ended March 31,
	2026	2025	2024
Contributions	$4,856	$4,459	$4,395

The following summarizes the expected benefit payments to be paid in future fiscal years, as of March 31, 2026:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	Total
2027	$3,306	$1,597	$332	$173	$5,408
2028	3,231	1,568	321	178	5,298
2029	3,148	1,422	309	183	5,062
2030	3,058	1,568	298	189	5,113
2031	2,960	1,353	285	194	4,792
Thereafter	13,083	9,922	1,255	1,056	25,316
Total	$28,786	$17,430	$2,800	$1,973	$50,989

22. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007, with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At March 31, 2026, the assessment for intrastate trade tax credits taken is $2,529 and the total assessment including penalties and interest is $11,306. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the consolidated financial statements of the Company.

Other Matters
In addition to the above-mentioned matter, the Company or certain of its subsidiaries are involved in other litigation or legal matters incidental to their business activities, including tax matters. While the outcome of these matters cannot be predicted with certainty, they are being vigorously defended and the Company does not currently expect that any of them will have a material adverse effect on its business or financial position. However, should one or more of these matters be resolved in a manner adverse to its current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.

23. Accumulated Other Comprehensive Income

The following summarizes changes in each component of accumulated other comprehensive income, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Accumulated Other Comprehensive Income
Balances at March 31, 2023	$(6,392)	$8,335	$3,572	$5,515
Other comprehensive income (loss) before reclassifications	700	(4,436)	1,698	(2,038)
Amounts reclassified to net income, net of tax	—	8,867	(4,558)	4,309
Other comprehensive income (loss), net of tax	700	4,431	(2,860)	2,271
Balances at March 31, 2024	$(5,692)	$12,766	$712	$7,786
Other comprehensive (loss) income before reclassifications	(353)	62	(2,226)	(2,517)
Amounts reclassified to net income, net of tax	—	(312)	2,358	2,046
Other comprehensive (loss) income, net of tax	(353)	(250)	132	(471)
Balances at March 31, 2025	$(6,045)	$12,516	$844	$7,315
Other comprehensive income (loss) before reclassifications	1,366	(1,570)	2,819	2,615
Amounts reclassified to net income, net of tax	(430)	(722)	(2,655)	(3,807)
Other comprehensive income (loss), net of tax	936	(2,292)	164	(1,192)
Balances at March 31, 2026	$(5,109)	$10,224	$1,008	$6,123

The following summarizes amounts by component, reclassified from accumulated other comprehensive income to net income:

	Years Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2026	2025	2024
Pension and postretirement plans(1):
Settlement (gain) loss	$(283)	$—	$4,681	Gain (loss) on pension settlement
Actuarial (gain) loss	(583)	(581)	6,780	Interest expense, net
Amortization of prior service cost	2	3	4	Interest expense, net
Amounts reclassified from equity to the income statement, gross	(864)	(578)	11,465
Tax effects of amounts reclassified from accumulated other comprehensive income to net income	142	266	(2,598)
Amounts reclassified from equity to the income statement, net	$(722)	$(312)	$8,867
(1) Amounts are included in net periodic benefit costs for pension and postretirement plans.

	Years Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2026	2025	2024
Derivatives:
(Gain) loss on foreign exchange contracts designated as cash flow hedges	$(4,022)	$3,185	$(6,356)	Cost of goods and services sold; selling, general, and administrative expenses(1)
Amounts reclassified from equity to the income statement, gross	(4,022)	3,185	(6,356)
Tax effects of amounts reclassified from accumulated other comprehensive income to net income	1,367	(827)	1,798
Amounts reclassified from equity to the income statement, net	$(2,655)	$2,358	$(4,558)
(1) All amounts recorded in cost of goods and services sold, except during the year ended March 31, 2025, when $2,411 was recorded in cost of goods and services sold and $774 was recorded in selling, general, and administrative expenses.

24. Equity-Based Compensation

On March 21, 2024 and March 19, 2025, the Board of Directors amended and restated the Incentive Plan to increase the number of shares of the Company’s common stock authorized to be issued thereunder to 3,220 shares and to 3,612 shares (which amounts are presented in thousands), respectively. Pursuant to the Incentive Plan, prior to May 10, 2024, the Company granted time-vesting restricted stock units, with the vesting of these restricted stock units being subject to continued employment or service through specified dates and the condition that the Company’s common stock be listed for trading on a national securities exchange or an approved foreign securities exchange by March 31, 2028 (the "Listing Condition").

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

Restricted Stock Units
Restricted stock units granted under the Incentive Plan on or after the Modification Date are earned ratably for certain employees, subject to their continued employment, from the date of the award to March 31, 2027, and for certain non-employee directors, subject to continued board service, from the date of the award to the Company’s next annual meeting of shareholders. Restricted stock units vest upon the earlier of March 31, 2031 or the occurrence of certain corporate events as specified in the restricted stock unit award agreement. The following summarizes activity for restricted stock units:

(in thousands except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2024(1)	956	$3.50
Granted	862	3.41
Canceled or forfeited	(94)	3.50
Nonvested, March 31, 2025	1,724	$3.46
Granted	85	4.23
Canceled or forfeited	(60)	3.50
Nonvested, March 31, 2026	1,749	$3.49
(1) The weighted average grant date fair value per share is as of the Modification Date, the date at which these outstanding units were fully earned for vesting.

The following summarizes equity-based compensation expense for restricted stock units:

	Years Ended March 31,
	2026	2025(1)	2024
Equity-based compensation expense	$1,022	$4,110	$—
(1) The amount recorded during the year ended March 31, 2025 included the impact of a cumulative catch-up adjustment of $3,263 due to the modification on May 10, 2024 of awards then outstanding under the Incentive Plan.

Unrecognized compensation cost for restricted stock units is $979 as of March 31, 2026, and is expected to be recognized over a weighted average period of 0.93 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Performance-Based Stock Units
Performance-based stock units granted under the Incentive Plan on or after the Modification Date will vest if the per share price achieved in a liquidity event equals or exceeds the specified target level. The amount of common stock shares to be issued after a liquidity event will range from 0% to 200% of the number of performance-based stock units granted, contingent upon the per share price achieved in the liquidity event and subject to continued employment through the date of the liquidity event. The contingent liquidity event is not probable as of March 31, 2026, and accordingly, no equity-based compensation expense has been recognized for performance-based stock units. The following summarizes activity for performance-based stock units (at the target performance level):

(in thousands except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2024	589	$—
Granted	605	4.36
Canceled or forfeited(1)	(642)	4.36
Nonvested, March 31, 2025*	553	$4.36
Granted	23	6.79
Canceled or forfeited	(67)	4.36
Nonvested, March 31, 2026*	508	$4.47
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

25. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes sales and purchases transactions with related parties:

	Years Ended March 31,
	2026	2025	2024
Sales	$23,112	$16,512	$25,059
Purchases	193,856	214,341	204,193
Dividends received	8,436	12,449	14,486

The Company included the following related party balances in its consolidated balance sheets:

	March 31,
	2026	2025	Location in Consolidated Balance Sheet
Accounts receivable, related parties	$62	$50	Other receivables
Accounts payable, related parties	39,317	19,731	Accounts payable

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,125 shares of the Company’s common stock, representing approximately 24.9% of the outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. Funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans and the 2027 Notes, which are described in "Note 16. Debt Arrangements," during the fiscal year ended March 31, 2026.

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

Under the terms of the Debt Repurchase Agreement, the Company paid the following amounts to funds affiliated with the Monarch Investor:

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

On August 21, 2024, the Company entered into a privately negotiated transaction with CI Investments, Inc. ("CI Investments"), which at that time was a beneficial owner of greater than five percent of the Company’s common stock outstanding, to repurchase 392 (which amount is presented in thousands) shares of its common stock for approximately $1,000, inclusive of broker commission fees, which transaction was completed on August 22, 2024. This transaction was approved and determined to be on terms and conditions at least as favorable to the Company and its subsidiaries as could reasonably have been obtained in a comparable arm’s-length transaction with an unaffiliated party, by a majority of the disinterested members of the Board of Directors of Pyxus. Following the completion of this transaction and other contemporaneous dispositions of the Company’s common stock by CI Investments, CI Investments ceased to be a beneficial owner of more than five percent of the Company’s common stock outstanding.

Accrued expenses and other current liabilities as presented in the consolidated balance sheets as of March 31, 2026 and 2025 included $1,352 and $1,600, respectively, of interest payable to Investor-Affiliated Funds. Interest expense as presented in the consolidated statements of operations included $21,534, $24,416 and $40,909 for the years ended March 31, 2026, 2025, and 2024, respectively, that related to the Investor-Affiliated Funds and CI Investments (applicable only for the periods in which CI Investments was a beneficial owner of more than five percent of the Company’s common stock outstanding).

26. Segment Information

The Company is primarily engaged in the processing and sale of leaf tobacco to manufacturers of cigarettes and other consumer tobacco products around the world, with a smaller percentage of revenue in each region being derived from performing third-party tobacco processing services. The Company's leaf tobacco operations are organized by six operating segments, represented by five geographic regions and one product category. The geographic regions of Africa, Asia, Europe, North America, and South America, as well as Value-Added Tobacco Products ("VATP"), which is primarily comprised of the Company's cut rag tobacco operations, each have their own management teams responsible for the operating and financial results of their operating segment. Further, revenues for each geographic region and VATP are derived mainly from shipping processed tobacco. The Company evaluated its leaf tobacco operations and concluded they have similar economic characteristics and meet qualitative aggregation criteria to be combined into one reportable segment for financial reporting purposes: Leaf.

The one Leaf reportable segment is consistent with information used by the chief operating decision maker ("CODM") to assess performance, make operating decisions, and allocate resources. The Company’s CODM, comprised of both the chief executive officer and the chief financial officer, regularly evaluates performance using operating income as the measure of segment profitability. This measure is utilized during the budgeting and forecasting process to determine future operating plans and enable strategic decision making for the allocation of capital. Corporate general expenses are allocated to the segments based upon segment selling, general, and administrative expenses.

An All Other category exists to reflect business activities that are incidental to our core leaf tobacco operations, and primarily relate to the Company's non-tobacco agricultural products business. The All Other category does not meet the quantitative and qualitative thresholds to be reportable.

The following summarizes financial information relating to the Leaf segment (the Company’s sole reportable segment) with the All Other category included for purposes of reconciliation of the Leaf segment balances to the consolidated financial statements:

	Years Ended March 31,
	2026	2025	2024
Sales and other operating revenues:
Leaf	$2,405,073	$2,470,984	$2,029,615
All Other	7,927	10,276	2,944
Consolidated sales and other operating revenues	2,413,000	2,481,260	2,032,559

Cost of goods and services sold:
Leaf	2,059,050	2,125,756	1,714,053
All Other	6,271	12,520	6,171
Consolidated cost of goods and services sold	2,065,321	2,138,276	1,720,224

Selling, general, and administrative expenses:
Leaf	157,381	164,228	154,074
All Other	5,553	6,770	6,836
Consolidated selling, general, and administrative expenses	162,934	170,998	160,910

Other segment items:(1)
Leaf	19,489	16,714	8,281
All Other	(296)	(304)	1,158
Consolidated other segment items	19,193	16,410	9,439

Leaf segment operating income	169,153	164,286	153,207
All Other operating loss	(3,601)	(8,710)	(11,221)
Restructuring and asset impairment charges	2,852	2,259	4,799
Consolidated operating income	162,700	153,317	137,187
Gain on debt retirement	—	8,178	15,914
Gain (loss) on pension settlement	283	—	(12,008)
Interest expense, net	134,353	128,041	125,620
Income before income taxes and other items	$28,630	$33,454	$15,473
(1) Represents the other expense, net caption within the consolidated statements of operations. See "Note 4. Other Expense, Net" for additional information.

	Years Ended March 31,
	2026			2025			2024
	Leaf	All Other	Total	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$19,375	$1,518	$20,893	$18,772	$1,562	$20,334	$17,767	$1,483	$19,250
Capital expenditures	19,878	2,195	22,073	21,137	2,977	24,114	18,062	2,973	21,035

	March 31, 2026			March 31, 2025
	Leaf	All Other	Total	Leaf	All Other	Total
Assets	$1,660,016	$34,676	$1,694,692	$1,466,400	$37,443	$1,503,843
Trade and other receivables, net	264,410	497	264,907	204,054	175	204,229
Investments in unconsolidated affiliates	99,239	6,624	105,863	90,238	6,690	96,928

The following summarizes geographic information for sales and other operating revenues by destination of the product shipped:

	Years Ended March 31,
	2026	2025	2024
Sales and Other Operating Revenues:
China	$354,250	$497,437	$362,778
Indonesia	268,913	227,369	215,491
U.S.	267,567	244,556	192,745
Belgium(1)	205,644	160,337	156,085
United Arab Emirates	204,674	213,321	182,687
Turkey	116,376	84,957	62,089
Poland	100,497	79,390	63,826
Russia	75,496	53,564	70,794
Egypt	35,411	133,023	43,495
Other	784,172	787,306	682,569
Total	$2,413,000	$2,481,260	$2,032,559
(1) The Belgium destination represents a customer-owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

The following summarizes the customers, including their respective affiliates, that account for 10% or more of total sales and other operating revenues for the respective periods, as indicated by an "x":

Years Ended March 31,
	2026	2025	2024
China National Tobacco Corporation	x	x	x
Japan Tobacco International	x	x	x
Philip Morris International Inc.	x	x	x

The following summarizes geographic information for property, plant, and equipment by location:

	March 31,
	2026	2025
Property, Plant, and Equipment, Net:
Brazil	$37,648	$33,720
Malawi	25,856	26,091
Zimbabwe	23,565	24,049
U.S.	25,241	22,293
Tanzania	10,483	11,131
Jordan	8,626	9,588
Other	11,735	11,304
Total	$143,154	$138,176

27. Subsequent Events

Securitized Receivables
On May 29, 2026, the Finacity Facility arrangement was extended to May 31, 2027. Additionally, on June 1, 2026, the investment limit of the Finacity Facility was decreased from $160,000 to $120,000 of trade receivables.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pyxus International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pyxus International, Inc. and subsidiaries (the "Company") as of March 31, 2026 and March 31, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and March 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•We challenged the reasonableness of management’s judgments regarding the future resolution of these uncertain tax positions, through evaluating the technical merits of the uncertain tax positions by considering how tax law, including statutes, regulations, and case law, impacted management’s judgments and through consideration of the Company’s history of settlements.
•For these uncertain tax positions that had not been settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition or measurement of uncertain tax positions through evaluation of correspondence with taxing authorities and evaluation of changes to issued guidance.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
June 4, 2026

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting is effective as of March 31, 2026.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company’s filing status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Executive Officers of Pyxus International, Inc.
The following information is furnished with respect to the Company’s executive officers and the capacities in which they serve.

Name	Age	Title
J. Pieter Sikkel	62	President and Chief Executive Officer
Dustin L. Styons	44	Executive Vice President - Chief Financial Officer
Scott A. Burmeister	49	Executive Vice President - Chief Operating Officer
Tracy G. Purvis	63	Executive Vice President - Global Business & Information Services
T. David Singer	46	Senior Vice President - Chief Legal Officer and Secretary

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

Dustin L. Styons has served as Executive Vice President - Chief Financial Officer of Pyxus International, Inc. since July 2025, after serving as the interim Chief Financial Officer from February 2025, and Executive Vice President - Business Strategy & Sales from September 2023. Previously, Dustin served as Senior Vice President - Chief Financial Officer of Alliance One International ("AOI"), the Company's leaf tobacco subsidiary, and also served as Vice President of Corporate Finance and Business Development, after having served as Regional Financial Director for North and Central America of the Company's predecessor since February 2017.

Scott A. Burmeister has served as Executive Vice President - Chief Operating Officer since September 2023. He has previously served as Regional Director for Europe, Middle East & Africa from September 2020 to September 2023 and before that served as Managing Director for Turkey and Regional Director for Europe from October 2015.

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

T. David Singer rejoined the Company in August 2024 and has served as Senior Vice President - Chief Legal Officer and Secretary since then. Prior to rejoining Pyxus, Mr. Singer served as Chief Administrative Officer and General Counsel for Kymera International, a global specialty materials company. Prior to this role, Mr. Singer served on the Company’s legal team from August 2018 to May 2022, and before that, served in various legal capacities during his career, including holding senior in-house counsel positions and in private practice as a litigation, corporate and regulatory attorney.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
as of March 31, 2026
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders(1)	2,765,362	—	846,794
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total(2)	2,765,362	—	846,794

(1) The awards outstanding on March 31, 2026 under the Incentive Plan are restricted stock units and performance-based stock units awarded to employees and restricted stock units awarded to non-employee directors. The amounts presented in the table assume the number of shares to be issued upon vesting of the performance-based stock units is based on the maximum level of performance.

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

(3) The awards outstanding as of March 31, 2026 under the Incentive Plan do not have an exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.The following consolidated financial statements of Pyxus International, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Operations - Years ended March 31, 2026, 2025, and 2024
•Consolidated Statements of Comprehensive Income - Years ended March 31, 2026, 2025, and 2024
•Consolidated Balance Sheets - March 31, 2026 and 2025
•Consolidated Statements of Stockholders’ Equity - Years ended March 31, 2026, 2025, and 2024
•Consolidated Statements of Cash Flows - Years ended March 31, 2026, 2025, and 2024

•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2.All other financial statement schedules are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3. The following documents are filed as exhibits to this report pursuant to Item 601 of Regulation S-K:

2.01	Order dated August 24, 2020 issued by the United States Bankruptcy Court for the District of Delaware in the case captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (File No. 001-13684).

2.02	Amended Joint Prepackaged Chapter 11 Plan of Reorganization filed by the Debtors in the case before the United States Bankruptcy Court for the District of Delaware captioned In re Pyxus International, Inc., et al. (Case No. 20-11570 (LLS)), incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K of Old Holdco, Inc. filed on August 24, 2020 (File No. 001-13684).

3.01	Amended and Restated Articles of Incorporation of Pyxus International, Inc., incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734).

3.02	Amended and Restated Bylaws of Pyxus International, Inc., incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734).

4.01	Shareholders Agreement dated as of August 24, 2020 among Pyxus International, Inc. and the Investors (as defined therein), incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8‑K12G3 filed on August 24, 2020 (File No. 000-25734).

4.02	First Amendment to Shareholders Agreement dated as of September 14, 2020 among Pyxus International, Inc., Glendon Capital Management LP on behalf of its Affiliates that hold common shares of Pyxus International, Inc., and Monarch Alternative Capital LP, on behalf of its Affiliates that hold common shares of Pyxus International, Inc., incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 14, 2020 (File No. 000-25734).

4.03	Indenture, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, Wilmington Trust, National Association, as trustee, and Alter Domus (US) LLC, as collateral agent, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

4.04	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.04 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734).

10.01	ABL Credit Agreement, dated as of February 8, 2022, by and among Pyxus Holdings, Inc., as Borrower Agent, the Borrowers and Parent Guarantors Party thereto, the Lenders Party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2022 (File No. 000-25734).

10.02	Limited Consent and Amendment to ABL Credit Agreement, dated as of January 5, 2023, by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the several lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.03	Second Amendment to ABL Credit Agreement dated as of May 23, 2023 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 30, 2023 (File No. 000-25734).

10.04	Third Amendment to the ABL Credit Agreement dated as of October 24, 2023 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.01 to the registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2023 (File No. 000-25734).

10.05	Fourth Amendment to the ABL Credit Agreement dated as of May 12, 2025 by and among Pyxus Holdings, Inc., the other borrowers and guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 13, 2025 (File No. 000-25734).
10.06	Amended and Restated ABL Intercreditor Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, PNC Bank, National Association, as ABL Agent, Alter Domus (US) LLC, as Pyxus Term Loan Administrative Agent, Intabex Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.07	Pyxus Term Loan Credit Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, the several lenders party thereto and Alter Domus (US) LLC, as administrative agent and senior collateral agent, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.08	Intabex Term Loan Credit Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., Intabex Netherlands B.V., the other guarantors party thereto, the several lenders party thereto and Alter Domus (US) LLC, as administrative agent and senior collateral agent, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.09	Intercreditor and Collateral Agency Agreement, dated as of February 6, 2023, among Pyxus Holdings, Inc., the guarantors party thereto, Alter Domus (US) LLC, as New Intabex Term Loan Administrative Agent, New Pyxus Term Loan Administrative Agent and Senior Collateral Agent, and Wilmington Trust, National Association, as Senior Notes Trustee, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 10, 2023 (File No. 000-25734).

10.10
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

10.11	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Old Holdco, Inc. for the year ended March 31, 2012, filed on June 13, 2012 (File No. 001-13684).

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

10.13	Pyxus International, Inc. Amended and Restated 2020 Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2025 (File No. 000-25734). †

10.14	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.09 to the registrant's Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.15	Form of Restricted Stock Unit Award Agreement (2024), incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 14, 2024 (File No. 000-25734). †

10.16	Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.10 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 000-25734). †

10.17	Form of Performance-based Stock Unit Award Agreement (2024), incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 14, 2024 (File No. 000-25734). †

10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly report on Form 10-Q for the period ended December 31, 2024 (File No. 000-25734). †

10.19	Pyxus International, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 14, 2024 (File No. 000-25734). †

10.20	Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Old Holdco, Inc. for the period ended December 31, 2008, filed on February 17, 2009 (File No. 001-13684). †

10.21	Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Old Holdco, Inc. filed on February 7, 2013 (File No. 001-13684). †

10.22	Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Patrick Fallon, Holly Kim, and Jamie Ashton, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K12G3 filed on August 24, 2020 (File No. 000-25734). †

10.23	Form of Indemnification Agreement entered into by Pyxus International, Inc. with each of Robert George, Cynthia Moehring, J. Pieter Sikkel, Richard Topping, John Alphin, and Patrick Bartels, incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 9, 2021 (File No. 000-25734). †

10.24	Employment Contract dated as of December 30, 2019 between Alliance One International Services Limited and Scott Anthony Burmeister, with modifications dated as of August 31, 2020 and September 12, 2023, incorporated by reference to Exhibit 10.20 to the registrant’s Annual report on Form 10-K for the fiscal year ended March 31, 2024 filed on June 6, 2024 (File No. 000-25734). †

19	Insider Trading Policy incorporated by reference to Exhibit 19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (File No. 000-25734).

21	List of subsidiaries (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). ††

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 4, 2026.

PYXUS INTERNATIONAL, INC.

	By:	/s/ J. Pieter Sikkel
J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 4, 2026.

/s/ J. Pieter Sikkel		/s/ Patrick J. Bartels, Jr.
J. Pieter Sikkel President and Chief Executive Officer and Director (Principal Executive Officer)		Patrick J. Bartels, Jr. Director

/s/ Dustin L. Styons		/s/ Robert D. George
Dustin L. Styons Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Robert D. George Director

/s/ Christopher G. Meredith		/s/ Cynthia P. Moehring
Christopher G. Meredith Corporate Controller (Principal Accounting Officer)		Cynthia P. Moehring Director

/s/ John S. Alphin		/s/ Richard J.C. Topping
John S. Alphin Director		Richard J.C. Topping Director

/s/ Jamie J. Ashton
Jamie J. Ashton Director