Form 10-Q
period 2026-06-30
PYXUS INTERNATIONAL, INC.
filed 2026-08-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026.

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

As of July 31, 2026, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share data)	2026	2025
Sales and other operating revenues	$437,795	$508,815
Cost of goods and services sold	376,381	443,189
Gross profit	61,414	65,626
Selling, general, and administrative expenses	43,935	40,369
Other expense, net	1,257	4,176
Restructuring and asset impairment charges	557	81
Operating income	15,665	21,000
Interest expense, net	29,842	29,767
Loss before income taxes and other items	(14,177)	(8,767)
Income tax (benefit) expense	(5,716)	5,227
Income (loss) from unconsolidated affiliates, net	1,422	(1,269)
Net loss	(7,039)	(15,263)
Net income attributable to noncontrolling interests	241	562
Net loss attributable to Pyxus International, Inc.	$(7,280)	$(15,825)

Loss per share:
Basic	$(0.28)	$(0.62)
Diluted	$(0.28)	$(0.62)

Weighted average number of shares outstanding:
Basic	26,056	25,670
Diluted	26,056	25,670

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	June 30,
(in thousands)	2026	2025
Net loss	$(7,039)	$(15,263)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(114)	2,039
Cash flow hedges	589	1,457
Total other comprehensive income, net of tax	$475	$3,496
Total comprehensive loss	(6,564)	(11,767)
Comprehensive income attributable to noncontrolling interests	241	562
Comprehensive loss attributable to Pyxus International, Inc.	$(6,805)	$(12,329)

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2026	June 30, 2025	March 31, 2026
Assets
Current assets
Cash and cash equivalents	$175,907	$96,437	$134,337
Restricted cash	3,642	4,945	3,316
Trade receivables, net	175,667	206,607	239,456
Other receivables	10,897	16,683	25,451
Inventories, net	1,104,637	1,121,788	817,950
Advances to tobacco suppliers, net	88,132	61,737	36,337
Recoverable income taxes	14,366	11,670	2,886
Prepaid expenses	59,366	50,011	49,000
Other current assets	20,334	21,123	21,751
Total current assets	1,652,948	1,591,001	1,330,484
Investments in unconsolidated affiliates	96,174	95,659	105,863
Intangible assets, net	22,984	27,387	24,076
Deferred income taxes, net	14,620	13,181	14,507
Long-term recoverable income taxes	10,157	4,956	9,467
Other noncurrent assets	44,082	39,315	35,424
Right-of-use assets	34,858	32,033	31,717
Property, plant, and equipment, net	141,431	136,993	143,154
Total assets	$2,017,254	$1,940,525	$1,694,692

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$828,553	$880,925	$477,132
Accounts payable	114,644	124,341	146,828
Advances from customers	166,718	87,374	174,995
Accrued expenses and other current liabilities	131,506	104,162	114,760
Income taxes payable	10,838	10,449	9,145
Operating leases payable	10,064	9,565	9,915
Total current liabilities	1,262,323	1,216,816	932,775
Long-term taxes payable	4,807	6,195	4,112
Long-term debt	456,020	455,091	455,757
Deferred income taxes	8,128	8,902	11,961
Liability for unrecognized tax benefits	29,507	21,935	28,074
Long-term leases	22,044	19,541	21,020
Pension, postretirement, and other long-term liabilities	59,600	57,805	59,886
Total liabilities	$1,842,429	$1,786,285	$1,513,585
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608 for all periods)	$394,203	$393,136	$393,921
Retained deficit	(232,836)	(255,950)	(225,556)
Accumulated other comprehensive income	6,598	10,811	6,123
Total stockholders’ equity of Pyxus International, Inc.	167,965	147,997	174,488
Noncontrolling interests	6,860	6,243	6,619
Total stockholders’ equity	174,825	154,240	181,107
Total liabilities and stockholders’ equity	$2,017,254	$1,940,525	$1,694,692

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2026	$393,921	$(225,556)	$(5,109)	$10,224	$1,008	$6,619	$181,107
Net (loss) income	—	(7,280)	—	—	—	241	(7,039)
Equity-based compensation	282	—	—	—	—	—	282
Other comprehensive (loss) income, net of tax	—	—	(114)	—	589	—	475
Balance, June 30, 2026	$394,203	$(232,836)	$(5,223)	$10,224	$1,597	$6,860	$174,825

Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770
Net (loss) income	—	(15,825)	—	—	—	562	(15,263)
Equity-based compensation	237	—	—	—	—	—	237
Other comprehensive income, net of tax	—	—	2,039	—	1,457	—	3,496
Balance, June 30, 2025	$393,136	$(255,950)	$(4,006)	$12,516	$2,301	$6,243	$154,240

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2026	2025
Operating Activities:
Net loss	$(7,039)	$(15,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,628	5,169
Debt amortization/interest	2,079	2,592
Loss on foreign currency transactions	801	7,725
Equity-based compensation	282	237
Income (loss) from unconsolidated affiliates, net of dividends	9,689	1,269
Changes in operating assets and liabilities, net
Trade and other receivables	9,568	(52,367)
Inventories and advances to tobacco suppliers	(339,578)	(388,020)
Deferred items	(1,950)	4,529
Recoverable income taxes	(12,337)	(4,477)
Payables and accrued expenses	(13,776)	393
Advances from customers	(6,747)	(49,806)
Prepaid expenses	(7,628)	(2,660)
Income taxes	1,490	(838)
Other operating assets and liabilities	482	2,000
Other, net	(672)	(5,770)
Net cash used in operating activities	$(359,708)	$(495,287)

Investing Activities:
Purchases of property, plant, and equipment	$(4,186)	$(4,279)
Collections from beneficial interests in securitized trade receivables	58,540	41,007
Other, net	233	913
Net cash provided by investing activities	$54,587	$37,641

Financing Activities:
Net proceeds from short-term borrowings	$353,603	$476,945
Proceeds from revolving loan facilities	45,000	81,000
Repayment of revolving loan facilities	(45,000)	(81,000)
Debt issuance costs	(5,134)	(2,825)
Other, net	—	361
Net cash provided by financing activities	$348,469	$474,481

Effect of exchange rate changes on cash	(1,452)	(997)

Increase in cash, cash equivalents, and restricted cash	41,896	15,838
Cash and cash equivalents at beginning of period	134,337	78,254
Restricted cash at beginning of period	3,316	7,290
Cash, cash equivalents, and restricted cash at end of period	$179,549	$101,382
Other information:
Cash paid for income taxes, net	$3,886	$2,609
Cash paid for interest, net	27,108	25,988
Noncash investing activities:
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	28,595	30,017

See accompanying notes to condensed consolidated financial statements.

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

These condensed consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed on June 4, 2026. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Due to the seasonal nature of the Company’s business, the results of operations for a fiscal quarter are not necessarily indicative of the operating results that may be attained for other quarters or a full fiscal year.

2. New Accounting Standards

Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of relevant expense captions into prescribed natural expense categories. The annual disclosure requirements are effective for the Company’s fiscal year ending March 31, 2028, and the interim period disclosure requirements are effective beginning April 1, 2028. Early adoption is permitted. This new standard will result in additional disclosures within the footnotes to the financial statements, and is not expected to have an impact on the Company’s financial condition, results of operations, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which replaces the existing model used to determine when cost capitalization is to occur based on various project stages of software development with a more modern approach that introduces a probable-to-complete recognition threshold. The scope of this new guidance also includes the costs an entity incurs to implement a cloud computing arrangement as a customer. This amendment is effective for the Company's annual and interim periods beginning April 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact this new accounting standard will have on its financial condition, results of operations, and cash flows.

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

	Three Months Ended
	June 30,
	2026	2025
Leaf:
Product revenues	$392,976	$458,238
Processing and other revenues	42,836	50,177
Leaf sales and other operating revenues	435,812	508,415
All Other:
All Other sales and other operating revenues	1,983	400
Total sales and other operating revenues	$437,795	$508,815

4. Income Taxes

The Company’s (benefit from) provision for income taxes for the three months ended June 30, 2026 and 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax loss and adjusting for discrete items that occurred during the period.

The effective tax rate for the three months ended June 30, 2026 and 2025 was a benefit of 40.3% and an expense of 59.6%, respectively. For the three months ended June 30, 2026, the difference between the Company's effective tax rate and the U.S. statutory rate of 21.0% is primarily due to a tax benefit related to foreign currency losses and the jurisdictional mix of earnings, partially offset by an increase in the Company’s deferred tax valuation allowance.

5. Loss Per Share

The following summarizes the computation of loss per share:

	Three Months Ended
	June 30,
	2026	2025
Net loss attributable to Pyxus International, Inc.	$(7,280)	$(15,825)

Basic weighted average shares outstanding	26,056	25,670
Plus: Dilutive equity awards(1)	—	—
Diluted weighted average shares outstanding	26,056	25,670

Loss per share:
Basic	$(0.28)	$(0.62)
Diluted	$(0.28)	$(0.62)

(1) For the three months ended June 30, 2026 and 2025, 34 shares and 264 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6. Trade Receivables, Net

Trade receivables are net of an allowance for expected credit losses. The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended
	June 30,
	2026	2025
Balance, beginning of period	$(16,879)	$(24,035)
Write-offs and other adjustments	431	(264)
Balance, end of period	(16,448)	(24,299)
Trade receivables	192,115	230,906
Trade receivables, net	$175,667	$206,607

7. Inventories, Net

The following summarizes the composition of inventories, net, with the All Other category primarily composed of non-tobacco agricultural products:

	June 30, 2026	June 30, 2025	March 31, 2026
Processed tobacco	$671,617	$575,922	$507,380
Unprocessed tobacco	393,542	513,882	279,348
Other tobacco related	27,847	26,089	26,883
All Other	11,631	5,895	4,339
Total	$1,104,637	$1,121,788	$817,950

8. Equity Method Investments

The following summarizes the Company's equity method investments as of June 30, 2026:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable nicotine products	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments are due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended
	June 30,
	2026	2025
Statement of operations:
Sales	$52,156	$46,504
Gross profit	6,256	7,052
Net income (loss)	3,007	(2,666)

	June 30, 2026	June 30, 2025	March 31, 2026
Balance sheet:
Current assets	$455,993	$510,324	$457,219
Property, plant, and equipment and other assets	67,568	51,932	65,716
Current liabilities	383,467	425,697	362,790
Long-term obligations and other liabilities	5,886	4,150	6,333

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	June 30, 2026	June 30, 2025	March 31, 2026
Investments in variable interest entities	$89,676	$89,200	$99,239
Receivables with variable interest entities	1,913	1,469	—
Guaranteed amounts to variable interest entities (not to exceed)	18,449	15,968	18,483

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	June 30, 2026
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.2 years	$26,101	$(12,688)	$13,413
Technology	2.2 years	11,618	(8,639)	2,979
Trade names	8.2 years	11,300	(4,708)	6,592
Total		$49,019	$(26,035)	$22,984

	June 30, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	7.2 years	$26,101	$(10,513)	$15,588
Technology	3.1 years	11,618	(7,218)	4,400
Trade names	9.2 years	11,300	(3,901)	7,399
Total		$49,019	$(21,632)	$27,387

	March 31, 2026
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.4 years	$26,101	$(12,144)	$13,957
Technology	2.4 years	11,618	(8,292)	3,326
Trade names	8.4 years	11,300	(4,507)	6,793
Total		$49,019	$(24,943)	$24,076

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended
	June 30,
	2026	2025
Amortization expense	$1,092	$1,120

11. Debt Arrangements

The following summarizes debt and notes payable:

	Interest Rate(1)	June 30, 2026	June 30, 2025	March 31, 2026
Senior secured credit facility:
ABL Credit Facility	6.7%	$—	$—	$—

Senior secured notes:
8.5% Notes Due 2027(2)	8.5%	146,908	146,046	146,662

Senior secured term loans:
Intabex Term Loans(3)	12.2%	187,916	187,288	187,752
Pyxus Term Loans(4)	12.2%	121,196	121,757	121,343

Other debt:
Notes payable(5)	9.0%	828,553	880,925	477,132
Total debt		$1,284,573	$1,336,016	$932,889

Short-term(5)		$828,553	$880,925	$477,132
Long-term		456,020	455,091	455,757

Letters of credit		$8,273	$8,939	$8,024

(1) Weighted average stated rate for the trailing twelve months ended June 30, 2026 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $146,908 is net of a debt discount of $1,431. Total repayment at maturity is $148,339.
(3) Balance of $187,916 is net of a debt discount of $1,117. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,196 is net of a debt premium of $991. Total repayment at maturity is $120,205.
(5) Primarily foreign seasonal lines of credit.

Outstanding Senior Secured Debt

ABL Credit Facility
The Company’s wholly owned subsidiary, Pyxus Holdings, Inc. ("Pyxus Holdings"), certain subsidiaries of Pyxus Holdings (together with Pyxus Holdings, the "Borrowers"), and the Company and its wholly owned subsidiary, Pyxus Parent, Inc. ("Pyxus Parent"), as parent guarantors, entered into an ABL Credit Agreement (as amended, the "ABL Credit Agreement"), dated as of February 8, 2022, by and among Pyxus Holdings, as Borrower Agent, the Borrowers and parent guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent and Collateral Agent, to establish an asset-based revolving credit facility (the "ABL Credit Facility"). The ABL Credit Facility may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $150,000, subject to certain borrowing base limitations. The ABL Credit Facility includes a $20,000 uncommitted accordion feature that permits Pyxus Holdings, under certain conditions, to solicit the lenders under the ABL Credit Facility to provide additional revolving loan commitments to increase the aggregate amount of the revolving loan commitments under the ABL Credit Facility not to exceed a maximum principal amount of $170,000.

The ABL Credit Facility matures on May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027). At June 30, 2026, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
The Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. At June 30, 2026, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
The Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent. It established a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. At June 30, 2026, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.50% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. At June 30, 2026, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Detailed descriptions of the instruments governing the Company's outstanding senior secured debt are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Other Outstanding Debt

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its foreign operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. At June 30, 2026, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $1,170,392, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans, and the 2027 Notes. As of June 30, 2026, the total borrowing capacity under individual foreign seasonal lines of credit range up to $150,630. As of June 30, 2026, the aggregate amount available for borrowing under the seasonal lines of credit was $351,395. At June 30, 2026, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term foreign seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. The Company estimates the expected fee it receives in return for its obligation to service these receivables reflects fair value, and accordingly, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. Under this facility, the Company may request a temporary increase in the investment limit up to an additional $40,000, applicable only for the period from January 1, 2027 through May 31, 2027. As of June 30, 2026, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of June 30, 2026, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of June 30, 2026 and 2025, and March 31, 2026, trade receivables, net in the condensed consolidated balance sheets have been reduced by $10,817, $1,056, and $13,610 as a result of the net settlement, respectively. As of June 30, 2026 and 2025, and March 31, 2026, accrued expenses and other current liabilities in the condensed consolidated balance sheets include $15,681, $0, and $0 of net payables for the Finacity Facility. See "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of June 30, 2026, the investment limits under these other facilities were variable based on qualifying sales.

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

	June 30, 2026	June 30, 2025	March 31, 2026
Receivables outstanding in facility	$121,227	$167,433	$341,679
Beneficial interests	10,817	16,103	29,034

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

	Three Months Ended
	June 30,
	2026	2025
Cash collections from:
Initial proceeds	$91,144	$115,034
Deferred purchase price receivable	58,540	41,007

13. Guarantees

In certain sourcing regions, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated affiliates. See "Note 15. Fair Value Measurements" for the fair value of the Company's guarantee liability and corresponding fair value classification. The following summarizes amounts guaranteed:

	June 30, 2026	June 30, 2025	March 31, 2026
Amounts guaranteed (not to exceed)	$90,251	$83,519	$119,728
Amounts outstanding under guarantee(1)	56,974	47,948	92,550
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	7,691	7,478	10,204
(1) The majority of the guarantees outstanding at June 30, 2026 expire within one year.

14. Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate risk related to its international operations. Principal currencies hedged include the Brazilian real and the Malawian kwacha. The Company uses forward or option currency contracts to manage risks associated with changes in foreign currency exchange rates. These derivative contracts are either designated as cash flow hedges of forecasted transactions for the purchase of green tobacco, other processing-related costs, and selling, general, and administrative expenses, or are not designated as hedging instruments because they are used to partially offset the immediate earnings impact of exchange rate risk on certain foreign currency denominated transactions.

As of June 30, 2026 and 2025, and March 31, 2026, the Company's derivative financial instruments outstanding were designated as cash flow hedges. See "Note 15. Fair Value Measurements" for the fair values of the Company's outstanding derivative assets and liabilities and corresponding fair value classifications.

The following summarizes the U.S. dollar notional amount of derivative contracts outstanding:

	June 30, 2026	June 30, 2025	March 31, 2026
Foreign currency exchange contracts	$49,267	$14,250	$54,100

The following summarizes the pre-tax effects of derivative financial instruments in the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2026	2025
Foreign currency exchange contracts designated as cash flow hedges:
Gain recognized in accumulated other comprehensive income(1)	$1,298	$3,354
Gain reclassified from accumulated other comprehensive income to earnings(2)	406	1,147
Foreign currency exchange contracts not designated as hedging instruments:
Gain recognized in earnings(2)	$—	$721

(1) Amount represents the net change in fair value of derivative financial instruments.
(2) These net gains are recognized in cost of goods and services sold within the condensed consolidated statements of operations.

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis, along with their corresponding level within the fair value hierarchy:

	June 30, 2026			June 30, 2025			March 31, 2026
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$153	$—	$153	$1,322	$—	$1,322	$649	$—	$649
Securitized beneficial interests	—	10,817	10,817	—	16,103	16,103	—	29,034	29,034
Total assets	$153	$10,817	$10,970	$1,322	$16,103	$17,425	$649	$29,034	$29,683
Financial Liabilities:
Derivative financial instruments	$100	$—	$100	$—	$—	$—	$—	$—	$—
Long-term debt(1)	433,396	—	433,396	439,316	—	439,316	433,490	—	433,490
Guarantees	—	4,524	4,524	—	3,287	3,287	—	7,537	7,537
Total liabilities	$433,496	$4,524	$438,020	$439,316	$3,287	$442,603	$433,490	$7,537	$441,027
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Securitized Beneficial Interests	Long-Term Debt	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$29,034	$—	$7,537	$29,354	$12	$6,459
Issuances	28,595	—	1,695	30,431	—	300
Settlements	(46,093)	—	(705)	(42,023)	(12)	(1,242)
Losses recognized in earnings	(719)	—	(4,003)	(1,659)	—	(2,230)
Balance, end of period	$10,817	$—	$4,524	$16,103	$—	$3,287

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At June 30, 2026, the assessment for intrastate trade tax credits taken is $2,550 and the total assessment including penalties and interest is $11,538. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2026	1,749	$3.49
Canceled or forfeited	(8)	3.50
Nonvested, June 30, 2026	1,741	$3.49

The following summarizes equity-based compensation expense for restricted stock units, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2026	2025
Equity-based compensation expense	$282	$237

Unrecognized compensation cost for restricted stock units is $668 as of June 30, 2026, and is expected to be recognized over a weighted average period of 0.72 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Performance-Based Stock Units
Under the terms of the performance-based stock units, the amount of shares to be issued to certain employees (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of June 30, 2026, and accordingly, no equity-based compensation expense has been recognized for performance-based stock units. The following summarizes activity for performance-based stock units (at the target performance level):

(in thousands, except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2026	508	$4.47
Canceled or forfeited	(19)	4.36
Nonvested, June 30, 2026	489	$4.47

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended
	June 30,
	2026	2025
Sales	$7,791	$9,055
Purchases	20,385	27,309
Dividends	11,111	—

The Company included the following related party balances in its condensed consolidated balance sheets:

	June 30, 2026	June 30, 2025	March 31, 2026	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$1,963	$1,519	$62	Other receivables
Accounts payable, related parties	11,933	18,286	39,317	Accounts payable
Advances from related parties	—	5,909	—	Advances from customers

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,125 shares of the Company’s common stock, representing approximately 24.9% of the outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. During the three months ended June 30, 2026, funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans, and/or the 2027 Notes, which are described in "Note 11. Debt Arrangements."

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of June 30, 2026 and 2025, and March 31, 2026, include $1,246, $1,499, and $1,352, respectively, of interest payable to Investor-Affiliated Funds. Interest expense as presented in the condensed consolidated statements of operations includes $5,182 and $5,466 for the three months ended June 30, 2026 and 2025, respectively, that relates to the Investor-Affiliated Funds.

19. Segment Information

The following summarizes financial information relating to the Leaf segment (the Company's sole reportable segment), with the All Other category included for purposes of reconciliation of the Leaf segment balances to the condensed consolidated financial statements:

	Three Months Ended
	June 30,
	2026	2025
Sales and other operating revenues:
Leaf	$435,812	$508,415
All Other	1,983	400
Consolidated sales and other operating revenues	$437,795	$508,815

Cost of goods and services sold:
Leaf	$375,691	$443,386
All Other	690	(197)
Consolidated cost of goods and services sold	$376,381	$443,189

Selling, general, and administrative expenses:
Leaf	$42,631	$38,735
All Other	1,304	1,634
Consolidated selling, general, and administrative expenses	$43,935	$40,369

Other segment items:(1)
Leaf	$1,497	$4,205
All Other	(240)	(29)
Consolidated other segment items	$1,257	$4,176

Leaf segment operating income	$15,993	$22,089
All Other operating income (loss)	229	(1,008)
Restructuring and asset impairment charges	557	81
Consolidated operating income	$15,665	$21,000
Interest expense, net	29,842	29,767
Loss before income taxes and other items	$(14,177)	$(8,767)
(1) Represents the other expense, net caption within the condensed consolidated statements of operations.

	Three Months Ended
	June 30,
	2026			2025
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$5,237	$391	$5,628	$4,800	$369	$5,169
Capital expenditures	2,612	378	2,990	2,008	656	2,664

	June 30, 2026			June 30, 2025			March 31, 2026
	Leaf	All Other	Total	Leaf	All Other	Total	Leaf	All Other	Total
Assets	$1,975,994	$41,260	$2,017,254	$1,904,739	$35,786	$1,940,525	$1,660,016	$34,676	$1,694,692
Trade and other receivables, net	185,584	980	186,564	222,909	381	223,290	264,410	497	264,907
Investments in unconsolidated affiliates	89,676	6,498	96,174	89,198	6,461	95,659	99,239	6,624	105,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations, or financial condition are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by the use of words such as "guidance", "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate, or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated, or projected. These risks and uncertainties include those discussed in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended March 31, 2026, and in our other filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include: our reliance on a small number of significant customers; continued vertical integration by our customers; global shifts in sourcing customer requirements, including as a result of the imposition of, and changes to, tariffs and other changes in international trade policies; variation in our financial results due to growing conditions, customer indications and other factors; loss of confidence in us by our customers, farmers and other suppliers; migration of suppliers who have historically grown tobacco and from whom we have purchased tobacco toward growing other crops; risks related to our advancement of inputs to tobacco suppliers to be settled upon the suppliers delivering us unprocessed tobacco at the end of the growing season; risks that the tobacco we purchase directly from suppliers will not meet our customers’ quality and quantity requirements; weather and other environmental conditions that can affect the quantity and marketability of our inventory; the impact of increased competition on our earnings; continued high inflation that may adversely affect our profitability and the demand for our leaf tobacco products; risks related to our capital structure, including risks related to our significant debt and our ability to continue to finance our non-U.S. local operations with uncommitted short-term operating credit lines at the local level, our ability to continue to access capital markets to obtain long-term and short-term financing, and our substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness, and subjecting us to additional risks; potential failure of foreign banks in which our subsidiaries maintain deposits or the failure by such banks to transfer funds or honor withdrawals; the risk that, because our ability to generate cash depends on many factors beyond our control, we may be unable to generate the significant amount of cash required to service our indebtedness; our ability to refinance our current credit facilities at the same availability or at similar or reduced interest rates, including due to volatility and disruption of global credit markets; failure to achieve our stated goals, which may adversely affect our liquidity; developments with respect to our liquidity needs and sources of liquidity; failure by counterparties to derivative transactions to perform their obligations; international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, fraud risks, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks, risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries and impacts of international sanctions on our ability to sell or source tobacco in certain regions; risks and uncertainties related to geopolitical conflicts, including the armed conflicts in the Middle East and disruptions in shipping in that area; risks related to our operations in jurisdictions that pose a high risk of potential violations of the Foreign Corrupt Practices Act; exposure to foreign tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change; fluctuations in foreign currency exchange and interest rates; disruption, failure or security breaches of our information technology systems and other cybersecurity risks; regulations regarding environmental matters that may substantially increase our costs and expose us to potential liability; changing sustainability regulatory requirements and expectations; exposure to product liability claims, regulatory action, and litigation in the event such products are alleged to have caused injury, harm, or death; certain shareholders have the ability to exercise controlling influence on various corporate matters; reductions in demand for cigarettes and other consumer tobacco products; legislative and regulatory initiatives that may reduce consumption of consumer tobacco products and demand for our services and increase regulatory burdens on us or our customers; government actions that significantly affect the sourcing of tobacco, including governmental actions to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production; and governmental investigations into our business activities, including, but not limited to, leaf tobacco industry buying and other payment practices.

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

Executive Summary
The Company's first quarter 2027 financial results were consistent with expectations following a strong finish to the prior fiscal year. The current quarter was impacted by lower average costs and sales prices for leaf tobacco in South America and Africa, and slightly lower leaf volumes sold mainly due to the timing of North America shipments, resulting in reduced consolidated sales and other operating revenues by $71.0 million, or 14.0%, compared to the same period a year ago. Total gross profit was similarly impacted over this same period, declining $4.2 million, or 6.4%, but the regional mix of sales, primarily from Europe, resulted in gross profit as a percent of sales increasing to 14.0% during the three months ended June 30, 2026 from 12.9% during the three months ended June 30, 2025, and contributed to little change in leaf gross profit per kilo over the same period.

Tobacco crop production remains elevated again this season across the Southern Hemisphere origins in which we operate, resulting in lower leaf purchase prices in our key sourcing locations. Two consecutive seasons of large crops have allowed us to slow our green tobacco purchases and be more deliberate in our buying approach this season, ensuring that we source lower cost, quality tobacco that meets our customers' requirements. At June 30, 2026, total tobacco inventories, comprised of unprocessed and processed tobacco, decreased by $24.6 million, or 2.3%, when compared to June 30, 2025. Unprocessed tobacco decreased $120.3 million, or 23.4%, to $393.5 million as of June 30, 2026 from $513.9 million as of June 30, 2025, mainly due to lower purchase prices and the slower timing of our green tobacco purchases in Africa and South America. Processed tobacco increased $95.7 million, or 16.6%, to $671.6 million as of June 30, 2026 from $575.9 million as of June 30, 2025, primarily due to higher levels of carry-over inventory from the prior year crop.

Weather Patterns and Crop Conditions
As an agricultural company, our results are inherently subject to major weather patterns, including recurring El Niño and La Niña cycles, which can affect crop size, quality, and the timing of harvesting and purchasing activities in the origins in which we operate. The current El Niño cycle is forecasted to reach its peak effects between the Company's third and fourth quarters of fiscal year 2027 and has been characterized by certain meteorological sources as a "Super" El Niño, with an intensity expected to exceed that of a typical cycle. Historically, our origins in Africa and South America tend to be adversely affected by an El Niño cycle that typically occurs when crops are still in the fields growing, while the crop seasons in Asia, Europe, and North America have largely remained unaffected by past cycles. We are actively monitoring this recent weather development, and while the ultimate impact, if any, on growing conditions and crop volumes cannot be predicted with certainty, we maintain geographically diversified sourcing and continue to assess its potential effect on availability, quality, and cost of leaf tobacco.

Results of Operations

Three Months Ended June 30, 2026 and 2025
	Three Months Ended June 30,
			Change
(in millions, except per kilo amounts)	2026	2025	$	%
Consolidated:
Sales and other operating revenues	$437.8	$508.8	(71.0)	(14.0)
Cost of goods and services sold	376.4	443.2	(66.8)	(15.1)
Gross profit	61.4	65.6	(4.2)	(6.4)
Gross profit as a percent of sales	14.0%	12.9%
Selling, general, and administrative expenses	$43.9	$40.4	3.5	8.7
Other expense, net	1.3	4.2	(2.9)	(69.0)
Restructuring and asset impairment charges	0.6	0.1	0.5	500.0
Operating income*	15.7	21.0	(5.3)	(25.2)
Interest expense, net	29.8	29.8	—	—
Loss before income taxes and other items*	(14.2)	(8.8)	(5.4)	(61.4)
Income tax (benefit) expense	(5.7)	5.2	(10.9)	(209.6)
Income (loss) from unconsolidated affiliates, net	1.4	(1.3)	2.7	207.7
Net income attributable to noncontrolling interests	0.2	0.6	(0.4)	(66.7)
Net loss attributable to Pyxus International, Inc.*	$(7.3)	$(15.8)	8.5	53.8

Leaf:
Product revenues	$393.0	$458.2	(65.2)	(14.2)
Tobacco costs	316.9	375.7	(58.8)	(15.7)
Transportation, storage, and other period costs	22.6	25.1	(2.5)	(10.0)
Total product cost of goods sold	339.5	400.8	(61.3)	(15.3)
Product gross profit	53.5	57.4	(3.9)	(6.8)
Product gross profit as a percent of sales	13.6%	12.5%

Kilos sold	63.5	66.9	(3.4)	(5.1)
Average price per kilo	$6.19	$6.85	(0.66)	(9.6)
Average cost per kilo	5.35	5.99	(0.64)	(10.7)
Average gross profit per kilo	0.84	0.86	(0.02)	(2.3)

Processing and other revenues	$42.8	$50.2	(7.4)	(14.7)
Processing and other costs of services sold	36.2	42.6	(6.4)	(15.0)
Processing and other gross profit	6.6	7.6	(1.0)	(13.2)
Processing and other gross profit as a percent of sales	15.4%	15.1%

All Other:
Sales and other operating revenues	$2.0	$0.4	1.6	400.0
Cost of goods and services sold	0.7	(0.2)	0.9	450.0
Gross profit	1.3	0.6	0.7	116.7
Gross profit as a percent of sales	65.0%	150.0%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $71.0 million, or 14.0%, to $437.8 million for the three months ended June 30, 2026 from $508.8 million for the three months ended June 30, 2025. This decrease was due to the impact of lower average sales prices primarily for leaf products in South America and Africa, and a decline in volumes sold mainly driven by the timing of shipments in North America. The current crop in North America was substantially shipped in the fourth quarter of fiscal year 2026, whereas comparable crop shipments in the prior year occurred during the first quarter of fiscal year 2026.

Cost of goods and services sold decreased $66.8 million, or 15.1%, to $376.4 million for the three months ended June 30, 2026 from $443.2 million for the three months ended June 30, 2025, corresponding to the reduction in sales and other operating revenues, as well as lower purchasing costs for tobacco.

Gross profit decreased $4.2 million, or 6.4%, to $61.4 million for the three months ended June 30, 2026 from $65.6 million for the three months ended June 30, 2025. This decrease was mainly due to the timing of shipments in North America and customer mix in Africa, partially offset by improved pricing in Europe. These same factors led to a slight reduction in average leaf gross profit per kilo of $0.84 for the three months ended June 30, 2026 compared to average leaf gross profit per kilo of $0.86 for the three months ended June 30, 2025.

Income tax (benefit) expense decreased $10.9 million, or 209.6%, to a benefit of $5.7 million for the three months ended June 30, 2026 from an expense of $5.2 million for the three months ended June 30, 2025. This decrease was primarily attributable to favorable foreign currency impacts recognized during the current-year period, and a decrease in the expense associated with unrecognized tax benefits. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

The following summarizes our total borrowing capacity at June 30, 2026 and 2025 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	June 30, 2026		June 30, 2025
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior secured credit facility:
ABL Credit Facility	$150.0	$150.0	$150.0	$150.0
Foreign seasonal lines of credit	1,170.4	351.4	1,025.2	171.2
Letters of credit	10.9	2.6	12.3	3.4
Total	$1,331.3	$504.0	$1,187.5	$324.6

The total borrowing capacity of our foreign seasonal lines of credit increased $145.2 million and the remaining amount available also increased by $180.2 million when compared to the prior year. Our foreign seasonal lines of credit are utilized to purchase green tobacco in our sourcing origins and provide us with purchasing flexibility. Lower green tobacco prices and the slower pace of our purchasing in the current year have resulted in an increase in the remaining amount available for borrowing under our foreign seasonal lines of credit, which are subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants.

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

(in millions)	June 30, 2026	June 30, 2025	March 31, 2026
Notes payable	$828.6	$880.9	$477.1
Long-term debt(1)	456.0	455.1	455.8
Total debt liabilities	$1,284.6	$1,336.0	$932.9
Less: Cash and cash equivalents	175.9	96.4	134.3
Net debt	$1,108.7	$1,239.6	$798.6

(1) Long-term debt includes outstanding indebtedness under the ABL Credit Facility. There were no outstanding amounts under the ABL Credit Facility as of each period end shown. Weighted average borrowings outstanding under the ABL Credit Facility were $42.1 million and $57.6 million for the three months ended June 30, 2026 and 2025, respectively.

Net debt decreased as of June 30, 2026 when compared to June 30, 2025 primarily due to higher cash and cash equivalents from the collection of trade receivables, net, as well as reduced borrowings on our foreign seasonal lines of credit due to lower green tobacco prices and a slower pace of purchasing primarily at our sourcing locations in Africa and South America.

Working Capital
The following summarizes our working capital:

(in millions except for current ratio)	June 30, 2026	June 30, 2025	March 31, 2026
Cash, cash equivalents, and restricted cash	$179.5	$101.4	$137.7
Trade and other receivables, net	186.6	223.3	264.9
Inventories and advances to tobacco suppliers, net	1,192.8	1,183.5	854.3
Recoverable income taxes	14.4	11.7	2.9
Prepaid expenses and other current assets	79.7	71.1	70.8
Total current assets*	$1,652.9	$1,591.0	$1,330.5

Notes payable	$828.6	$880.9	$477.1
Accounts payable	114.6	124.3	146.8
Advances from customers	166.7	87.4	175.0
Accrued expenses and other current liabilities	131.5	104.2	114.8
Income taxes payable	10.8	10.4	9.1
Operating leases payable	10.1	9.6	9.9
Total current liabilities*	$1,262.3	$1,216.8	$932.8

Current ratio	1.3 to 1	1.3 to 1	1.4 to 1
Working capital	$390.6	$374.2	$397.7
* Amounts may not equal column totals due to rounding.

Working capital increased $16.4 million, or 4.4%, from June 30, 2025 to June 30, 2026. The improvement was driven by higher cash and cash equivalents resulting from the collection of trade and other receivables, net, and the receipt of cash advances from customers, together with lower outstanding borrowings on our foreign seasonal lines of credit. These improvements were partially offset by higher contract liabilities associated with our obligation to ship tobacco to certain customers at a future date.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	June 30, 2026	June 30, 2025	March 31, 2026
Committed	$611.3	$562.3	$462.2
Uncommitted	60.3	13.6	45.2
Total processed tobacco	$671.6	$575.9	$507.4

Total processed tobacco increased by $95.7 million, or 16.6%, from June 30, 2025 to June 30, 2026. This increase is primarily from larger carry-over crop volumes in Africa. The level of uncommitted processed tobacco at June 30, 2026 is higher than the prior-year period, reflecting the current oversupply market environment, compared with more balanced supply and demand conditions a year ago. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of June 30, 2026, our cash, cash equivalents, and restricted cash was $179.5 million, of which approximately $130.9 million was held in foreign jurisdictions for working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Three Months Ended
	June 30,
(in millions)	2026	2025
Net loss	$(7.0)	$(15.3)
Trade and other receivables	9.6	(52.4)
Inventories and advances to tobacco suppliers	(339.6)	(388.0)
Payables and accrued expenses	(13.8)	0.4
Advances from customers	(6.7)	(49.8)
Other	(2.2)	9.8
Net cash used in operating activities	$(359.7)	$(495.3)
Collections from beneficial interests in securitized trade receivables	58.5	41.0
Other	(3.9)	(3.4)
Net cash provided by investing activities	$54.6	$37.6
Net proceeds from short-term borrowings	353.6	476.9
Other	(5.1)	(2.4)
Net cash provided by financing activities	$348.5	$474.5
Effect of exchange rate changes on cash	(1.5)	(1.0)
Increase in cash, cash equivalents, and restricted cash	$41.9	$15.8

The change in cash, cash equivalents, and restricted cash for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 increased by $26.1 million. This increase was due to higher collections of cash from customers to satisfy outstanding trade receivables and advances from customers in exchange for our promise to deliver processed tobacco at a future date, partially offset by reduced proceeds from short-term borrowings due to lower green tobacco prices in Africa and South America.

Planned Capital Expenditures
Capital spend for fiscal year 2027 includes strategic projects to drive long-term efficiencies and cost optimization at our largest operations in Africa and South America. Capital expenditures are also planned for the routine replacement of machinery and equipment, and investments in other such assets to enhance our operational effectiveness and to support our ongoing sustainability efforts. For the three months ended June 30, 2026, we incurred approximately $4.2 million in capital expenditures, and are expecting to incur an additional $34.2 million for the remainder of the fiscal year ending March 31, 2027.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Three Months Ended
(in millions)	June 30, 2026
Contributions made during the period	$1.2
Contributions expected for the remainder of the fiscal year	3.3
Total	$4.5

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates since March 31, 2026. For information regarding our critical accounting estimates, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures since March 31, 2026. For a discussion of our exposure to market risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2026.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See "Note 16. Contingencies and Other Information" to the "Notes to Condensed Consolidated Financial Statements" for additional information with respect to legal proceedings, which are incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. As of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended June 30, 2026.

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

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the three months ended June 30, 2026. As of June 30, 2026, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

Pyxus International, Inc.

Date: August 5, 2026	/s/ Christopher G. Meredith
Christopher G. Meredith
Corporate Controller
(Principal Accounting Officer)