Form 10-Q
period 2026-09-30
PYXUS INTERNATIONAL, INC.
filed 2026-11-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026.

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

As of October 31, 2026, the registrant had 24,607,791 shares outstanding of Common Stock (no par value).

Part I. Financial Information

Item 1. Financial Statements

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Sales and other operating revenues	$534,420	$570,210	$972,215	$1,079,025
Cost of goods and services sold	455,511	482,421	831,892	925,610
Gross profit	78,909	87,789	140,323	153,415
Selling, general, and administrative expenses	43,001	40,142	86,936	80,511
Other income (expense), net	5,487	(879)	4,230	(5,055)
Restructuring and asset impairment charges	1,427	40	1,984	121
Operating income	39,968	46,728	55,633	67,728
Interest expense, net	34,802	37,922	64,644	67,689
Income (loss) before income taxes and other items	5,166	8,806	(9,011)	39
Income tax expense (benefit)	1,510	10,305	(4,206)	15,532
Income (loss) from unconsolidated affiliates, net	378	597	1,800	(672)
Net income (loss)	4,034	(902)	(3,005)	(16,165)
Net (loss) income attributable to noncontrolling interests	(112)	(23)	129	539
Net income (loss) attributable to Pyxus International, Inc.	$4,146	$(879)	$(3,134)	$(16,704)

Earnings (loss) per share:
Basic	$0.16	$(0.03)	$(0.12)	$(0.65)
Diluted	$0.16	$(0.03)	$(0.12)	$(0.65)

Weighted average number of shares outstanding:
Basic	26,094	25,806	26,075	25,739
Diluted	26,182	25,806	26,075	25,739

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$4,034	$(902)	$(3,005)	$(16,165)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(128)	(477)	(242)	1,562
Cash flow hedges	(141)	(1,016)	448	441
Total other comprehensive (loss) income, net of tax	$(269)	$(1,493)	$206	$2,003
Total other comprehensive income (loss)	3,765	(2,395)	(2,799)	(14,162)
Comprehensive (loss) income attributable to noncontrolling interests	(112)	(23)	129	539
Comprehensive income (loss) attributable to Pyxus International, Inc.	$3,877	$(2,372)	$(2,928)	$(14,701)

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2026	September 30, 2025	March 31, 2026
Assets
Current assets
Cash and cash equivalents	$96,572	$99,237	$134,337
Restricted cash	4,686	7,211	3,316
Trade receivables, net	276,669	195,364	239,456
Other receivables	17,016	18,878	25,451
Inventories, net	1,070,715	1,135,183	817,950
Advances to tobacco suppliers, net	108,968	86,559	36,337
Recoverable income taxes	23,042	13,058	2,886
Prepaid expenses	51,576	51,577	49,000
Other current assets	24,318	19,788	21,751
Total current assets	1,673,562	1,626,855	1,330,484
Investments in unconsolidated affiliates	96,552	96,256	105,863
Intangible assets, net	22,312	26,274	24,076
Deferred income taxes, net	21,518	12,341	14,507
Long-term recoverable income taxes	12,224	5,118	9,467
Other noncurrent assets	48,313	41,552	35,424
Right-of-use assets	33,756	29,573	31,717
Property, plant, and equipment, net	139,751	139,015	143,154
Total assets	$2,047,988	$1,976,984	$1,694,692

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$890,806	$908,037	$477,132
Accounts payable	127,766	134,157	146,828
Advances from customers	115,769	82,346	174,995
Accrued expenses and other current liabilities	121,031	109,242	114,760
Income taxes payable	22,322	12,425	9,145
Operating leases payable	10,192	9,136	9,915
Total current liabilities	1,287,886	1,255,343	932,775
Long-term taxes payable	4,115	5,823	4,112
Long-term debt	456,262	455,311	455,757
Deferred income taxes	10,881	8,128	11,961
Liability for unrecognized tax benefits	29,013	24,546	28,074
Long-term leases	21,477	18,302	21,020
Pension, postretirement, and other long-term liabilities	59,871	57,565	59,886
Total liabilities	$1,869,505	$1,825,018	$1,513,585
Commitments and contingencies
Stockholders’ equity
Common Stock—no par value:
Authorized shares (250,000 for all periods)
Issued and outstanding shares (24,608 for all periods)	$394,456	$393,392	$393,921
Retained deficit	(228,690)	(256,829)	(225,556)
Accumulated other comprehensive income	6,329	9,318	6,123
Total stockholders’ equity of Pyxus International, Inc.	172,095	145,881	174,488
Noncontrolling interests	6,388	6,085	6,619
Total stockholders’ equity	178,483	151,966	181,107
Total liabilities and stockholders’ equity	$2,047,988	$1,976,984	$1,694,692

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Attributable to Pyxus International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Derivatives, Net of Tax	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2026	$393,921	$(225,556)	$(5,109)	$10,224	$1,008	$6,619	$181,107
Net (loss) income	—	(7,280)	—	—	—	241	(7,039)
Equity-based compensation	282	—	—	—	—	—	282
Other comprehensive (loss) income, net of tax	—	—	(114)	—	589	—	475
Balance, June 30, 2026	$394,203	$(232,836)	$(5,223)	$10,224	$1,597	$6,860	$174,825
Net income (loss)	—	4,146	—	—	—	(112)	4,034
Dividends	—	—	—	—	—	(360)	(360)
Equity-based compensation	253	—	—	—	—	—	253
Other comprehensive loss, net of tax	—	—	(128)	—	(141)	—	(269)
Balance, September 30, 2026	$394,456	$(228,690)	$(5,351)	$10,224	$1,456	$6,388	$178,483

Balance, March 31, 2025	$392,899	$(240,125)	$(6,045)	$12,516	$844	$5,681	$165,770
Net (loss) income	—	(15,825)	—	—	—	562	(15,263)
Equity-based compensation	237	—	—	—	—	—	237
Other comprehensive income, net of tax	—	—	2,039	—	1,457	—	3,496
Balance, June 30, 2025	$393,136	$(255,950)	$(4,006)	$12,516	$2,301	$6,243	$154,240
Net loss	—	(879)	—	—	—	(23)	(902)
Dividends	—	—	—	—	—	(135)	(135)
Equity-based compensation	256	—	—	—	—	—	256
Other comprehensive loss, net of tax	—	—	(477)	—	(1,016)	—	(1,493)
Balance, September 30, 2025	$393,392	$(256,829)	$(4,483)	$12,516	$1,285	$6,085	$151,966

See accompanying notes to condensed consolidated financial statements.

Pyxus International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	September 30,
(in thousands)	2026	2025
Operating Activities:
Net loss	$(3,005)	$(16,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,192	10,367
Debt amortization/interest	4,570	5,440
(Gain) loss on foreign currency transactions	(1,781)	7,428
Gain on sale of property, plant, and equipment	(8,882)	(1,319)
Income (loss) from unconsolidated affiliates, net of dividends	9,311	672
Changes in operating assets and liabilities, net
Trade and other receivables	(100,749)	(111,137)
Inventories and advances to tobacco suppliers	(325,458)	(428,049)
Deferred items	(7,527)	6,738
Recoverable income taxes	(23,152)	(5,769)
Payables and accrued expenses	(11,604)	15,190
Advances from customers	(52,226)	(54,276)
Prepaid expenses	(1,364)	(5,151)
Income taxes	13,371	931
Other operating assets and liabilities	520	2,434
Other, net	(4,923)	(8,262)
Net cash used in operating activities	$(501,707)	$(580,928)

Investing Activities:
Purchases of property, plant, and equipment	$(11,780)	$(9,730)
Collections from beneficial interests in securitized trade receivables	69,849	108,811
Other, net	(148)	2,726
Net cash provided by investing activities	$57,921	$101,807

Financing Activities:
Net proceeds from short-term borrowings	$416,997	$505,965
Proceeds from revolving loan facilities	85,000	141,000
Repayment of revolving loan facilities	(85,000)	(141,000)
Debt issuance costs	(6,255)	(3,808)
Other, net	(1,508)	298
Net cash provided by financing activities	$409,234	$502,455

Effect of exchange rate changes on cash	(1,843)	(2,430)

(Decrease) increase in cash, cash equivalents, and restricted cash	(36,395)	20,904
Cash and cash equivalents at beginning of period	134,337	78,254
Restricted cash at beginning of period	3,316	7,290
Cash, cash equivalents, and restricted cash at end of period	$101,258	$106,448
Other information:
Cash paid for income taxes, net	$10,218	$9,664
Cash paid for interest, net	39,317	47,256
Noncash investing activities:
Sales of property, plant, and equipment included in notes receivable	9,882	—
Noncash amounts obtained as a beneficial interest in exchange for transferring trade receivables in a securitization transaction	61,839	79,009

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

Disposition of Processing Facility in South America
During the second quarter of the fiscal year ending March 31, 2027 ("fiscal 2027"), the Company's wholly owned subsidiary in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. ("AOB"), consolidated its two tobacco processing operations into its existing facility in Venâncio Aires, Brazil. This factory consolidation resulted in the sale of AOB's processing facility located in Araranguá, Brazil (the "Property") to an unaffiliated third-party purchaser pursuant to a purchase and sale agreement entered into on December 1, 2025.

In September 2026, upon the transfer of control of the Property consisting of land, buildings, and certain machinery and equipment, AOB derecognized property, plant and equipment with a net carrying value of $5,216 and recognized consideration with a present value of $9,882 related to future contractual payments due in annual installments through March 2030. Prior to the transfer of control, AOB received advance payments from the purchaser totaling $4,662. As a result of this transaction, AOB recognized a gain on the sale of the Property totaling $9,067, which is included in other income (expense), net for the three and six months ended September 30, 2026 within the condensed consolidated statements of operations.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Leaf:
Product revenues	$481,294	$511,197	$874,270	$969,435
Processing and other revenues	51,112	55,454	93,948	105,631
Leaf sales and other operating revenues	532,406	566,651	968,218	1,075,066
All Other:
All Other sales and other operating revenues	2,014	3,559	3,997	3,959
Total sales and other operating revenues	$534,420	$570,210	$972,215	$1,079,025

4. Income Taxes

The Company’s income tax expense (benefit) for the three and six months ended September 30, 2026 and 2025 was calculated by applying the estimated annual effective tax rate to year-to-date pre-tax (loss) income and adjusting for discrete items that occurred during the period.

The effective tax rate for the income tax benefit for the six months ended September 30, 2026 was 46.7%. The effective tax rate for the six months ended September 30, 2025 was not meaningful due to near break-even income before income taxes for the period. For the six months ended September 30, 2026, the difference between the Company's effective tax rate and the U.S. statutory rate of 21.0% was primarily due to a tax benefit related to foreign currency losses and the jurisdictional mix of earnings. For the six months ended September 30, 2025, tax expense was impacted by foreign currency gains, the liability for unrecognized tax benefits, and non-deductible interest expense.

5. Earnings (Loss) Per Share

The following summarizes the computation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Pyxus International, Inc.	$4,146	$(879)	$(3,134)	$(16,704)

Basic weighted average shares outstanding	26,094	25,806	26,075	25,739
Plus: Dilutive equity awards(1)	88	—	—	—
Diluted weighted average shares outstanding	26,182	25,806	26,075	25,739

Earnings (loss) per share:
Basic	$0.16	$(0.03)	$(0.12)	$(0.65)
Diluted	$0.16	$(0.03)	$(0.12)	$(0.65)

(1) For the three and six months ended September 30, 2026, 1 share and 44 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive. For the three and six months ended September 30, 2025, 186 shares and 225 shares, respectively, related to outstanding restricted stock units have been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6. Trade Receivables, Net

Trade receivables are net of an allowance for expected credit losses. The following summarizes activity in the allowance for expected credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$(16,448)	$(24,299)	$(16,879)	$(24,035)
Additions	(64)	(83)	(64)	(83)
Write-offs and other adjustments	10,035	617	10,466	353
Balance, end of period	(6,477)	(23,765)	(6,477)	(23,765)
Trade receivables	283,146	219,129	283,146	219,129
Trade receivables, net	$276,669	$195,364	$276,669	$195,364

7. Inventories, Net

The following summarizes the composition of inventories, net, with the All Other category composed of non-tobacco agricultural products:

	September 30, 2026	September 30, 2025	March 31, 2026
Processed tobacco	$779,875	$710,984	$507,380
Unprocessed tobacco	251,031	391,799	279,348
Other tobacco related	24,107	26,428	26,883
All Other	15,702	5,972	4,339
Total	$1,070,715	$1,135,183	$817,950

8. Equity Method Investments

The following summarizes the Company's equity method investments as of September 30, 2026:

Investee Name	Location	Primary Purpose	Ownership Percentage	Basis Difference(1)
Adams International Ltd.	Thailand	Purchase and process tobacco	49%	$(4,526)
Alliance One Industries India Private Ltd.	India	Purchase and process tobacco	49%	(5,770)
China Brasil Tabacos Exportadora S.A.	Brazil	Purchase and process tobacco	49%	43,000
Oryantal Tütün Paketleme Sanayi ve Ticaret A.Ş.	Turkey	Process tobacco	50%	(416)
Purilum, LLC	U.S.	Produce flavor formulations and consumable nicotine products	50%	4,589
Siam Tobacco Export Corporation Ltd.	Thailand	Purchase and process tobacco	49%	(6,098)
(1) Basis differences for the Company's equity method investments are due to fair value adjustments recorded during fiscal 2021.

The following summarizes financial information for these equity method investments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Statement of operations:
Sales	$70,469	$89,365	$122,625	$135,869
Gross profit	9,053	12,724	15,309	19,776
Net income (loss)	1,023	1,715	4,030	(951)

	September 30, 2026	September 30, 2025	March 31, 2026
Balance sheet:
Current assets	$523,501	$515,027	$457,219
Property, plant, and equipment and other assets	71,996	58,600	65,716
Current liabilities	453,665	432,573	362,790
Long-term obligations and other liabilities	6,604	6,662	6,333

9. Variable Interest Entities

The Company holds variable interests in multiple entities that primarily procure or process inventory or are securitization entities. These variable interests relate to equity investments, receivables, guarantees, and securitized receivables. The following summarizes the Company's financial relationships with its unconsolidated variable interest entities:

	September 30, 2026	September 30, 2025	March 31, 2026
Investments in variable interest entities	$90,115	$89,753	$99,239
Receivables with variable interest entities	6,615	4,964	—
Guaranteed amounts to variable interest entities (not to exceed)	18,009	16,282	18,483

10. Intangible Assets, Net

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	September 30, 2026
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	5.9 years	$26,101	$(13,232)	$12,869
Technology	2.3 years	12,035	(8,982)	3,053
Trade names	7.9 years	11,300	(4,910)	6,390
Total		$49,436	$(27,124)	$22,312

	September 30, 2025
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.9 years	$26,101	$(11,057)	$15,044
Technology	2.9 years	11,618	(7,585)	4,033
Trade names	8.9 years	11,300	(4,103)	7,197
Total		$49,019	$(22,745)	$26,274

	March 31, 2026
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	6.4 years	$26,101	$(12,144)	$13,957
Technology	2.4 years	11,618	(8,292)	3,326
Trade names	8.4 years	11,300	(4,507)	6,793
Total		$49,019	$(24,943)	$24,076

The following summarizes amortization expense for definite-lived intangible assets:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization expense	$1,089	$1,113	$2,181	$2,233

11. Debt Arrangements

The following summarizes debt and notes payable:

	Interest Rate(1)	September 30, 2026	September 30, 2025	March 31, 2026
Senior secured credit facility:
ABL Credit Facility	6.6%	$—	$—	$—

Senior secured notes:
8.5% Notes Due 2027(2)	8.5%	147,131	146,250	146,662

Senior secured term loans:
Intabex Term Loans(3)	12.1%	188,088	187,439	187,752
Pyxus Term Loans(4)	12.1%	121,043	121,622	121,343

Other debt:
Notes payable(5)	8.8%	890,806	908,037	477,132
Total debt		$1,347,068	$1,363,348	$932,889

Short-term(5)		$890,806	$908,037	$477,132
Long-term		456,262	455,311	455,757

Letters of credit		$9,239	$9,034	$8,024

(1) Weighted average stated rate for the trailing twelve months ended September 30, 2026 or, for indebtedness outstanding only during a portion of such twelve-month period, for the portion of such period that such indebtedness was outstanding.

(2) Balance of $147,131 is net of a debt discount of $1,208. Total repayment at maturity is $148,339.
(3) Balance of $188,088 is net of a debt discount of $945. Total repayment at maturity is $189,033, which includes a $2,000 exit fee payable upon repayment.
(4) Balance of $121,043 is net of a debt premium of $838. Total repayment at maturity is $120,205.
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

The ABL Credit Facility matures on May 12, 2030 or, if earlier, 90 days prior to the earliest stated maturity date of the outstanding senior secured notes and the senior secured term loans (each currently scheduled to mature on December 31, 2027). At September 30, 2026, the Borrowers and the parent guarantors under the ABL Credit Agreement were in compliance with the covenants under the ABL Credit Agreement.

Intabex Term Loans
The Intabex Term Loan Credit Agreement, dated as of February 6, 2023 (the "Intabex Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus (US) LLC ("Alter Domus"), as administrative agent and senior collateral agent. The Intabex Term Loan Credit Agreement established a term loan credit facility in an aggregate principal amount of approximately $189,033 (the "Intabex Credit Facility"), under which term loans in the full aggregate principal amount of the Intabex Credit Facility (the "Intabex Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings, accrued and unpaid PIK interest thereon, and related fees. The Intabex Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Intabex Term Loans are stated to mature on December 31, 2027. At September 30, 2026, Pyxus Holdings and the guarantors under the Intabex Term Loan Credit Agreement were in compliance with all covenants under the Intabex Term Loan Credit Agreement.

Pyxus Term Loans
The Pyxus Term Loan Credit Agreement, dated as of February 6, 2023 (the "Pyxus Term Loan Credit Agreement"), is by and among, Pyxus Holdings, the guarantors party thereto, the lenders party thereto and Alter Domus, as administrative agent and senior collateral agent. It established a term loan credit facility in an aggregate principal amount of approximately $130,550 (the "Pyxus Credit Facility"), under which term loans in the full aggregate principal amount of the Pyxus Credit Facility (the "Pyxus Term Loans") were deemed made in exchange for certain outstanding term debt of Pyxus Holdings and applicable accrued and unpaid PIK interest thereon. The Pyxus Term Loans bear interest, at Pyxus Holdings’ option, at either (i) a term SOFR rate (subject to a floor of 1.5%) plus 8.0% per annum or (ii) an alternate base rate plus 7.0% per annum. The Pyxus Term Loans are stated to mature on December 31, 2027. At September 30, 2026, Pyxus Holdings and the guarantors under the Pyxus Term Loan Credit Agreement were in compliance with all covenants under the Pyxus Term Loan Credit Agreement.

8.5% Senior Secured Notes due 2027
Pursuant to an exchange offer made by Pyxus Holdings and accepted by holders of approximately 92.7% of the aggregate principal amount of the outstanding 10.0% Senior Secured First Lien Notes due 2024 issued by Pyxus Holdings (the "2024 Notes") pursuant to that certain Indenture, dated as of August 24, 2020 (the "2024 Notes Indenture"), by and among Pyxus Holdings, the guarantors party thereto and the trustee, collateral agent, registrar and paying agent thereunder, on February 6, 2023, Pyxus Holdings issued approximately $260,452 in aggregate principal amount of 8.5% Senior Secured Notes due December 31, 2027 (the "2027 Notes") to the exchanging holders of the 2024 Notes for an equal principal amount of 2024 Notes. The 2027 Notes were issued pursuant to the Indenture, dated as of February 6, 2023 (the "2027 Notes Indenture"), among Pyxus Holdings, the guarantors party thereto, and Wilmington Trust, National Association, as trustee, and Alter Domus, as collateral agent. The 2027 Notes bear interest at a rate of 8.5% per annum, which interest is computed on the basis of a 360-day year comprised of twelve 30-day months. At September 30, 2026, Pyxus Holdings and the guarantors of the 2027 Notes were in compliance with all covenants under the 2027 Notes Indenture.

Detailed descriptions of the instruments governing the Company's outstanding senior secured debt are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Other Outstanding Debt

Foreign Seasonal Lines of Credit
Excluding long-term credit agreements, the Company typically finances its foreign operations with committed and uncommitted short-term seasonal lines of credit arrangements with a number of banks. These operating lines are generally seasonal in nature, typically extending for a term of 180 days to 365 days corresponding to the tobacco crop cycle in that location. For uncommitted facilities, the lenders have the right to cease making loans and demand repayment of loans at any time or at specified dates. These loans are generally renewed at the outset of each tobacco season. Certain of the seasonal lines of credit are secured by trade receivables and inventories as collateral and are guaranteed by the Company and certain of its subsidiaries. At September 30, 2026, the Company was permitted to borrow under foreign seasonal lines of credit up to a total $1,204,262, subject to limitations under the ABL Credit Agreement and the agreements governing the Intabex Term Loans, the Pyxus Term Loans, and the 2027 Notes. As of September 30, 2026, the total borrowing capacity under individual foreign seasonal lines of credit range up to $149,664. As of September 30, 2026, the aggregate amount available for borrowing under the seasonal lines of credit was $317,925. At September 30, 2026, the Company, and its subsidiaries, were in compliance with the covenants associated with its short-term foreign seasonal lines of credit.

12. Securitized Receivables

The Company sells trade receivables to unaffiliated financial institutions under various accounts receivable securitization facilities, two of which are subject to annual renewal.

Under the first facility with Finacity Corporation (the "Finacity Facility"), the Company continuously sells a designated pool of trade receivables to a special purpose entity, which sells 100% of the receivables to an unaffiliated financial institution. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This facility requires a minimum level of deferred purchase price be retained by the Company in connection with the sales of the receivables to the unaffiliated financial institution. The Company continues to service, administer, and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. The Company estimates the expected fee it receives in return for its obligation to service these receivables reflects fair value, and accordingly, no servicing assets or liabilities are recognized. Servicing fees are recorded as a reduction of selling, general, and administrative expenses within the condensed consolidated statements of operations. Under this facility, the Company may request a temporary increase in the investment limit up to an additional $40,000, applicable only for the period from January 1, 2027 through May 31, 2027. As of September 30, 2026, the investment limit of this facility was $120,000 of trade receivables.

Under the second facility, the Company offers trade receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. Although the Company continues to service, administer, and collect the receivables on behalf of the unaffiliated financial institution, the Company does not receive a servicing fee, and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. As of September 30, 2026, the investment limit under the second facility was $160,000 of trade receivables.

As servicer for the Finacity Facility and the second facility, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of September 30, 2026 and 2025, and March 31, 2026, trade receivables, net in the condensed consolidated balance sheets have been reduced by $313, $4,742, and $13,610 as a result of the net settlement, respectively. As of September 30, 2026 and 2025, and March 31, 2026, accrued expenses and other current liabilities in the condensed consolidated balance sheets include $0, $5,463, and $0 of net payables for the Finacity Facility. See "Note 15. Fair Value Measurements" for additional information.

Under the other facilities, the Company offers trade receivables for sale to unaffiliated financial institutions, which are then subject to acceptance by the unaffiliated financial institutions. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. As of September 30, 2026, the investment limits under these other facilities were variable based on qualifying sales.

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

	September 30, 2026	September 30, 2025	March 31, 2026
Receivables outstanding in facility	$104,887	$118,241	$341,679
Beneficial interests	4,957	4,742	29,034

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

	Six Months Ended
	September 30,
	2026	2025
Cash collections from:
Initial proceeds	$193,133	$264,049
Deferred purchase price receivable	69,849	108,811

13. Guarantees

In certain sourcing regions, the Company guarantees bank loans for suppliers to finance their crops. The Company also guarantees bank loans of certain unconsolidated affiliates. See "Note 15. Fair Value Measurements" for the fair value of the Company's guarantee liability and corresponding fair value classification. The following summarizes amounts guaranteed:

	September 30, 2026	September 30, 2025	March 31, 2026
Amounts guaranteed (not to exceed)	$89,810	$86,958	$119,728
Amounts outstanding under guarantee(1)	25,442	25,617	92,550
Amounts due to local banks on behalf of suppliers for government subsidized rural credit financing	108	140	10,204
(1) The majority of the guarantees outstanding at September 30, 2026 expire within one year.

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

As of September 30, 2026 and March 31, 2026, the Company's derivative financial instruments outstanding were designated as cash flow hedges. As of September 30, 2025, there were no outstanding derivative financial instruments. See "Note 15. Fair Value Measurements" for the fair values of the Company's outstanding derivative assets and liabilities and corresponding fair value classifications.

The following summarizes the U.S. dollar notional amount of derivative contracts outstanding:

	September 30, 2026	September 30, 2025	March 31, 2026
Foreign currency exchange contracts	$12,478	$—	$54,100

The following summarizes the pre-tax effects of derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Foreign currency exchange contracts designated as cash flow hedges:
Gain (loss) recognized in accumulated other comprehensive income(1)	$829	$(148)	$2,127	$3,206
Gain reclassified from accumulated other comprehensive income to earnings(2)	978	1,392	1,384	2,539
Foreign currency exchange contracts not designated as hedging instruments:(3)
Gain recognized in earnings(2)	$6,928	$1,966	$6,928	$2,687

(1) Amount represents the net change in fair value of derivative financial instruments.
(2) These net gains are recognized in cost of goods and services sold within the condensed consolidated statements of operations.
(3) There were foreign currency exchange contracts not designated as hedging instruments outstanding during the three and six months ended September 30, 2026 and 2025, but all had expired or settled by period-end.

15. Fair Value Measurements

The following summarizes the financial assets and liabilities measured at fair value on a recurring basis, along with their corresponding level within the fair value hierarchy:

	September 30, 2026			September 30, 2025			March 31, 2026
	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value	Level 2	Level 3	Total at Fair Value
Financial Assets:
Derivative financial instruments	$282	$—	$282	$—	$—	$—	$649	$—	$649
Securitized beneficial interests	—	4,957	4,957	—	4,742	4,742	—	29,034	29,034
Total assets	$282	$4,957	$5,239	$—	$4,742	$4,742	$649	$29,034	$29,683
Financial Liabilities:
Long-term debt(1)	$429,013	$—	$429,013	$438,107	$—	$438,107	$433,490	$—	$433,490
Guarantees	—	2,120	2,120	—	843	843	—	7,537	7,537
Total liabilities	$429,013	$2,120	$431,133	$438,107	$843	$438,950	$433,490	$7,537	$441,027
(1) This fair value measurement disclosure does not affect the condensed consolidated balance sheets.

The following summarizes the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended
	September 30, 2026		September 30, 2025
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$10,817	$4,524	$16,103	$—	$3,287
Issuances	33,244	3,241	48,993	—	517
Settlements	(37,907)	(2,565)	(59,165)	—	(2,516)
Losses recognized in earnings	(1,197)	(3,080)	(1,189)	—	(445)
Balance, end of period	$4,957	$2,120	$4,742	$—	$843

	Six Months Ended
	September 30, 2026		September 30, 2025
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Long-Term Debt	Guarantees
Balance, beginning of period	$29,034	$7,537	$29,354	$12	$6,459
Issuances	61,839	4,936	79,009	—	817
Settlements	(84,000)	(3,270)	(101,188)	(12)	(3,758)
Losses recognized in earnings	(1,916)	(7,083)	(2,433)	—	(2,675)
Balance, end of period	$4,957	$2,120	$4,742	$—	$843

16. Contingencies and Other Information

Brazilian Tax Credits
The government in the Brazilian State of Parana ("Parana") issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. At September 30, 2026, the assessment for intrastate trade tax credits taken is $2,548 and the total assessment including penalties and interest is $11,668. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

(in thousands, except grant date fair value)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2026	1,749	$3.49
Granted	15	3.00
Canceled or forfeited	(8)	3.50
Nonvested, September 30, 2026	1,756	$3.49

The following summarizes equity-based compensation expense for restricted stock units, which is recorded in selling, general, and administrative expenses within the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Equity-based compensation expense	$253	$256	$535	$493

Unrecognized compensation cost for restricted stock units is $460 as of September 30, 2026, and is expected to be recognized over a weighted average period of 0.50 years, representing the weighted average remaining service period related to the awards, subject to adjustments for actual forfeitures.

Performance-Based Stock Units
Under the terms of the performance-based stock units, the amount of shares to be issued to certain employees (ranging from 0% to 200% of the number of shares to be issued at the target performance level) will be contingent upon the per share price achieved in a liquidity event (as defined under the terms of the performance-based stock unit award agreement), subject to continued employment through the date of a liquidity event. The contingent liquidity event is not probable as of September 30, 2026, and accordingly, no equity-based compensation expense has been recognized for performance-based stock units. The following summarizes activity for performance-based stock units (at the target performance level):

(in thousands, except grant date fair value)	Performance-Based Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2026	508	$4.47
Granted	12	6.79
Canceled or forfeited	(19)	4.36
Nonvested, September 30, 2026	501	$4.53

18. Related Party Transactions

The Company engages in transactions with its equity method investees primarily for the procuring and processing of inventory. The following summarizes activities with the Company's equity method investees:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales	$10,713	$10,930	$18,504	$19,985
Purchases	30,921	49,693	51,306	77,002
Dividends	—	—	11,111	—

The Company included the following related party balances in its condensed consolidated balance sheets:

	September 30, 2026	September 30, 2025	March 31, 2026	Location in Condensed Consolidated Balance Sheet
Accounts receivable, related parties	$6,665	$5,014	$62	Other receivables
Accounts payable, related parties	20,545	33,672	39,317	Accounts payable

Transactions with Significant Shareholders
Based on a Schedule 13D/A filed with the SEC on June 13, 2024 by Glendon Capital Management, L.P. (the "Glendon Investor"), Holly Kim Olsen, Glendon Opportunities Fund, L.P. and Glendon Opportunities Fund II, L.P., the Glendon Investor reported beneficial ownership of 8,315 shares of the Company’s common stock, representing approximately 33.8% of the outstanding shares of the Company’s common stock. A representative of the Glendon Investor serves as a director of Pyxus. Based on a Schedule 13D/A filed with the SEC on March 25, 2024, by Monarch Alternative Capital LP (the "Monarch Investor"), MDRA GP LP and Monarch GP LLC, the Monarch Investor reported beneficial ownership of 6,125 shares of the Company’s common stock, representing approximately 24.9% of the outstanding shares of the Company’s common stock. An individual designated by the Monarch Investor serves as a director of Pyxus. Based on a Schedule 13G/A filed with the SEC on September 3, 2024 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman, Owl Creek Asset Management, L.P. is the investment manager of certain funds and reported beneficial ownership of 3,865 shares of the Company’s common stock on August 31, 2024, representing approximately 15.7% of the outstanding shares of the Company’s common stock. During the six months ended September 30, 2026, funds managed by the Glendon Investor, funds managed by the Monarch Investor, and funds managed by Owl Creek Asset Management, L.P., (such funds are collectively referred to as the "Investor-Affiliated Funds") were holders, in part, of the Intabex Term Loans, the Pyxus Term Loans, and/or the 2027 Notes, which are described in "Note 11. Debt Arrangements." Effective July 15, 2026, the Monarch Investor is no longer a holder of the Intabex Term Loans.

Accrued expenses and other current liabilities as presented in the condensed consolidated balance sheets as of September 30, 2026 and 2025, and March 31, 2026, include $3,711, $1,403, and $1,352, respectively, of interest payable to Investor-Affiliated Funds. Interest expense as presented in the condensed consolidated statements of operations includes $4,048 and $9,230 for the three and six months ended September 30, 2026, respectively, and $5,510 and $10,976 for the three and six months ended September 30, 2025, respectively, that relates to the Investor-Affiliated Funds. With respect to the Monarch Investor, such interest expense amounts include interest on the Intabex Term Loans only for the periods in which the Monarch Investor was a holder of the Intabex Term Loans.

19. Segment Information

The following summarizes financial information relating to the Leaf segment (the Company's sole reportable segment), with the All Other category included for purposes of reconciliation of the Leaf segment balances to the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales and other operating revenues:
Leaf	$532,406	$566,651	$968,218	$1,075,066
All Other	2,014	3,559	3,997	3,959
Consolidated sales and other operating revenues	$534,420	$570,210	$972,215	$1,079,025

Cost of goods and services sold:
Leaf	$454,757	$478,553	$830,448	$921,939
All Other	754	3,868	1,444	3,671
Consolidated cost of goods and services sold	$455,511	$482,421	$831,892	$925,610

Selling, general, and administrative expenses:
Leaf	$41,650	$38,787	$84,281	$77,522
All Other	1,351	1,355	2,655	2,989
Consolidated selling, general, and administrative expenses	$43,001	$40,142	$86,936	$80,511

Other segment items:(1)
Leaf	$5,501	$(1,159)	$4,004	$(5,364)
All Other	(14)	280	226	309
Consolidated other segment items	$5,487	$(879)	$4,230	$(5,055)

Leaf segment operating income	$41,500	$48,152	$57,493	$70,241
All Other operating (loss) income	(105)	(1,384)	124	(2,392)
Restructuring and asset impairment charges	1,427	40	1,984	121
Consolidated operating income	$39,968	$46,728	$55,633	$67,728
Interest expense, net	34,802	37,922	64,644	67,689
Income (loss) before income taxes and other items	$5,166	$8,806	$(9,011)	$39
(1) Represents the other income (expense), net caption within the condensed consolidated statements of operations.

	Three Months Ended
	September 30,
	2026			2025
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$5,183	$381	$5,564	$4,813	$385	$5,198
Capital expenditures	7,764	613	8,377	5,867	348	6,215

	Six Months Ended
	September 30,
	2026			2025
	Leaf	All Other	Total	Leaf	All Other	Total
Depreciation and amortization	$10,420	$772	$11,192	$9,613	$754	$10,367
Capital expenditures	10,376	991	11,367	7,875	1,004	8,879

	September 30, 2026			September 30, 2025			March 31, 2026
	Leaf	All Other	Total	Leaf	All Other	Total	Leaf	All Other	Total
Assets	$2,004,093	$43,895	$2,047,988	$1,939,514	$37,470	$1,976,984	$1,660,016	$34,676	$1,694,692
Trade and other receivables, net	293,364	321	293,685	213,751	491	214,242	264,410	497	264,907
Investments in unconsolidated affiliates	90,115	6,437	96,552	89,752	6,504	96,256	99,239	6,624	105,863

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

Executive Summary
The Company generated $4.1 million in net income attributable to Pyxus International, Inc. for the quarterly period ended September 30, 2026, which included a gain on the sale of our tobacco processing facility in Araranguá, Brazil and favorable income tax expense that benefitted from lower foreign currency volatility. Sales and other operating revenues were adversely affected by the timing of shipments during the quarter, which resulted in shipment volumes being lower than the comparable period. Gross profit was down by $8.9 million, or 10.1%, over the comparable period, and gross profit as a percent of sales was 14.8% for the three months ended September 30, 2026 compared to 15.4% for the three months ended September 30, 2025, due primarily to reduced margins for processing and other revenues, which offset strong margin performance for leaf product, particularly in Asia.

On a year-to-date basis, net loss attributable to Pyxus International, Inc. improved to $3.1 million for the six months ended September 30, 2026 from a net loss of $16.7 million for the six months ended September 30, 2025, driven in large part by the facility sale and income tax factors noted above. Similar to the quarterly period, lower shipment volumes impacted sales and other operating revenues during the first half of fiscal 2027, falling by $106.8 million, or 9.9%, due to the timing of certain customer shipments. Year-to-date gross profit decreased by $13.1 million, or 8.5%, when compared to the same period a year prior, which was mainly due to lower processing and other revenues, while gross profit as a percent of sales increased slightly from 14.2% to 14.4% over the same comparable period as a result of margin expansion primarily in Europe.

Purchases of green tobacco in our key Southern Hemisphere sourcing origins were largely completed by the end of the second quarter, concluding a prolonged buying season during which we procured tobacco at lower costs while ensuring purchases aligned with customer requirements. Our deliberate buying approach amid a second consecutive season of elevated crop sizes supported disciplined inventory management that resulted in lower overall volumes acquired across our African sourcing origins compared to the prior crop season. Total tobacco inventories were $1,030.9 million at September 30, 2026, a decrease of $71.9 million, or 6.5%, when compared to $1,102.8 million at September 30, 2025. Unprocessed tobacco decreased $140.8 million, or 35.9%, primarily due to reduced volumes on hand and lower average costs in Africa. Processed tobacco increased $68.9 million, or 9.7%, primarily due to the continued effects of higher carry-over inventory levels from the prior year crop.

South America Processing Consolidation and Sale of Facility
During the three months ended September 30, 2026, the Company's wholly owned subsidiary in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. ("AOB"), consolidated its two tobacco processing operations into its existing facility in Venâncio Aires, Brazil. Consolidating our tobacco processing operations in Brazil will create operating efficiencies through the centralization of processing and receiving activities, which we expect to improve factory utilization and provide long-term cost structure improvements.

The factory consolidation resulted in the sale of AOB's processing facility located in Araranguá, Brazil to an unaffiliated third-party purchaser pursuant to a purchase and sale agreement entered into on December 1, 2025. This transaction was completed in September 2026 and included a gain on sale of $9.1 million recognized in the three months ended September 30, 2026. Pursuant to the purchase and sale agreement, consideration from the sale is received in annual installments, which began in December 2025 and continues through March 2030. A portion of the proceeds from this sale will be used to invest in continued automation capabilities and other efficiency upgrades at our Venâncio Aires facility.

Weather Patterns and Crop Conditions
As an agricultural company, our results are inherently subject to major weather patterns, including recurring El Niño and La Niña cycles, which can affect crop size, quality, and the timing of harvesting and purchasing activities in the origins in which we operate. The current El Niño cycle continues to unfold and is expected to reach its peak effects between the Company's third and fourth quarters of fiscal 2027. This year's cycle has been characterized by certain meteorological sources as a "Super" El Niño, with an intensity expected to exceed that of previous recorded El Niño events. Historically, our origins in Africa and South America tend to be adversely affected by an El Niño cycle that typically occurs when crops are still in the fields growing, while the crop seasons in Asia, Europe, and North America have largely remained unaffected by past cycles. We continue to actively monitor this weather event, and while the ultimate impact, if any, on growing conditions and crop volumes cannot be predicted with certainty, we maintain geographically diversified sourcing and continue to assess this weather cycle's potential effect on availability, quality, and cost of leaf tobacco.

Results of Operations

Three Months Ended September 30, 2026 and 2025
	Three Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2026	2025	$	%
Consolidated:
Sales and other operating revenues	$534.4	$570.2	(35.8)	(6.3)
Cost of goods and services sold	455.5	482.4	(26.9)	(5.6)
Gross profit	78.9	87.8	(8.9)	(10.1)
Gross profit as a percent of sales	14.8%	15.4%
Selling, general, and administrative expenses	$43.0	$40.1	2.9	7.2
Other income (expense), net	5.5	(0.9)	6.4	711.1
Restructuring and asset impairment charges	1.4	—	1.4	100.0
Operating income*	40.0	46.7	(6.7)	(14.3)
Interest expense, net	34.8	37.9	(3.1)	(8.2)
Income before income taxes and other items	5.2	8.8	(3.6)	(40.9)
Income tax expense	1.5	10.3	(8.8)	(85.4)
Income from unconsolidated affiliates, net	0.4	0.6	(0.2)	(33.3)
Net loss attributable to noncontrolling interests	(0.1)	—	(0.1)	(100.0)
Net income (loss) attributable to Pyxus International, Inc.*	$4.1	$(0.9)	5.0	555.6

Leaf:
Product revenues	$481.3	$511.2	(29.9)	(5.8)
Tobacco costs	386.8	418.3	(31.5)	(7.5)
Transportation, storage, and other period costs	22.3	19.1	3.2	16.8
Total product cost of goods sold	409.1	437.4	(28.3)	(6.5)
Product gross profit	72.2	73.8	(1.6)	(2.2)
Product gross profit as a percent of sales	15.0%	14.4%

Kilos sold	77.0	91.4	(14.4)	(15.8)
Average price per kilo	$6.25	$5.59	0.66	11.8
Average cost per kilo	5.31	4.79	0.52	10.9
Average gross profit per kilo	0.94	0.80	0.14	17.5

Processing and other revenues	$51.1	$55.5	(4.4)	(7.9)
Processing and other costs of services sold	45.7	41.2	4.5	10.9
Processing and other gross profit	5.4	14.3	(8.9)	(62.2)
Processing and other gross profit as a percent of sales	10.6%	25.8%

All Other:
Sales and other operating revenues	$2.0	$3.6	(1.6)	(44.4)
Cost of goods and services sold	0.7	3.9	(3.2)	(82.1)
Gross profit (loss)	1.3	(0.3)	1.6	533.3
Gross profit (loss) as a percent of sales	65.0%	(8.3)%

* Amounts may not equal column totals due to rounding.

Sales and other operating revenues decreased $35.8 million, or 6.3%, to $534.4 million for the three months ended September 30, 2026 from $570.2 million for the three months ended September 30, 2025. Shipment timing in Asia, along with smaller crops from certain origins within the region contributed to a 15.8% decline in leaf volumes sold. In addition, current crop shipments from Africa and South America were delayed due to shipping constraints and the slower cadence of our buying and processing this crop season, and were partially offset by higher carry-over crop sales from Africa.

Cost of goods and services sold decreased $26.9 million, or 5.6%, to $455.5 million for the three months ended September 30, 2026 from $482.4 million for the three months ended September 30, 2025, corresponding to the reduction in sales and other operating revenues.

Gross profit decreased $8.9 million, or 10.1%, to $78.9 million for the three months ended September 30, 2026 from $87.8 million for the three months ended September 30, 2025 as a result of lower profitability from processing and other revenues in Africa and South America. Average gross profit per kilo for leaf increased by $0.14, or 17.5%, to $0.94 for three months ended September 30, 2026 from $0.80 for three months ended September 30, 2025, primarily from improved pricing and product mix in Asia.

Other income (expense), net increased $6.4 million, or 711.1%, to income of $5.5 million for the three months ended September 30, 2026 from an expense of $0.9 million for the three months ended September 30, 2025. This increase was due to the current quarter gain of $9.1 million recognized upon the sale of our tobacco processing facility located in Araranguá, Brazil, partially offset by higher contingent losses recorded in South America for ongoing tax and legal matters.

Income tax expense decreased $8.8 million, or 85.4%, to $1.5 million for the three months ended September 30, 2026 from $10.3 million for the three months ended September 30, 2025. This decrease was primarily attributable to favorable foreign currency impacts recognized during the current-year period, and a decrease in the expense associated with unrecognized tax benefits. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

Six Months Ended September 30, 2026 and 2025
	Six Months Ended September 30,
			Change
(in millions, except per kilo amounts)	2026	2025	$	%
Consolidated:
Sales and other operating revenues	$972.2	$1,079.0	(106.8)	(9.9)
Cost of goods and services sold	831.9	925.6	(93.7)	(10.1)
Gross profit	140.3	153.4	(13.1)	(8.5)
Gross profit as a percent of sales	14.4%	14.2%
Selling, general, and administrative expenses	86.9	80.5	6.4	8.0
Other income (expense), net	4.2	(5.1)	9.3	182.4
Restructuring and asset impairment charges	2.0	0.1	1.9	1,900.0
Operating income	55.6	67.7	(12.1)	(17.9)
Interest expense, net	64.6	67.7	(3.1)	(4.6)
(Loss) income before income taxes and other items	(9.0)	—	(9.0)	(100.0)
Income tax (benefit) expense	(4.2)	15.5	(19.7)	(127.1)
Income (loss) from unconsolidated affiliates, net	1.8	(0.7)	2.5	357.1
Net income attributable to noncontrolling interests	0.1	0.5	(0.4)	(80.0)
Net loss attributable to Pyxus International, Inc.	$(3.1)	$(16.7)	13.6	81.4

Leaf:
Product revenue	$874.3	$969.4	(95.1)	(9.8)
Tobacco costs	703.7	794.0	(90.3)	(11.4)
Transportation, storage, and other period costs	44.9	44.2	0.7	1.6
Total cost of goods sold	748.6	838.2	(89.6)	(10.7)
Product gross profit	125.7	131.2	(5.5)	(4.2)
Product gross profit as a percent of sales	14.4%	13.5%

Kilos sold	140.5	158.3	(17.8)	(11.2)
Average price per kilo	$6.22	$6.12	0.10	1.6
Average cost per kilo	5.33	5.30	0.03	0.6
Average gross profit per kilo	0.89	0.82	0.07	8.5

Processing and other revenues	$93.9	$105.6	(11.7)	(11.1)
Processing and other revenues costs of services sold	81.9	83.8	(1.9)	(2.3)
Processing and other gross profit	12.0	21.8	(9.8)	(45.0)
Processing and other gross profit as a percent of sales	12.8%	20.6%

All Other:
Sales and other operating revenues	$4.0	$4.0	—	—
Cost of goods and services sold	1.4	3.7	(2.3)	(62.2)
Gross profit	2.6	0.3	2.3	766.7
Gross profit as a percent of sales	65.0%	7.5%

Sales and other operating revenues decreased $106.8 million, or 9.9%, to $972.2 million for the six months ended September 30, 2026 from $1,079.0 million for the six months ended September 30, 2025, largely driven by shipment timing in North America that led to an 11.2% decline in leaf volumes sold. The current crop in North America was substantially shipped in the fourth quarter of fiscal year 2026, whereas comparable crop shipments in the prior year occurred during the first quarter of fiscal year 2026. Shipment timing from Asia, and current crop shipment delays from Africa and South America were also contributing factors to the decline in leaf volumes sold, partially offset by higher carry-over crop shipments from Africa.

Cost of goods and services sold decreased $93.7 million, or 10.1%, to $831.9 million for the six months ended September 30, 2026 from $925.6 million for the six months ended September 30, 2025. This decrease was mainly due to the reduction in sales and other operating revenues.

Gross profit decreased $13.1 million, or 8.5%, to $140.3 million for the six months ended September 30, 2026 from $153.4 million for the six months ended September 30, 2025 as a result of lower profitability from processing and other revenues in Africa and South America, the timing of shipments in North America, and a higher concentration of lower margin carry-over crop sales in Africa. Average gross profit per kilo for leaf increased by $0.07, or 8.5%, to $0.89 for the six months ended September 30, 2026 from $0.82 for the six months ended September 30, 2025, mainly due to improved pricing in Europe and Asia.

Selling, general, and administrative expenses increased $6.4 million, or 8.0%, to $86.9 million for the six months ended September 30, 2026 from $80.5 million for the six months ended September 30, 2025, driven by increased personnel costs and higher professional fees.

Other income (expense), net increased $9.3 million, or 182.4%, to income of $4.2 million for the six months ended September 30, 2026 from an expense of $5.1 million for the six months ended September 30, 2025. This increase was mainly due to the current quarter gain of $9.1 million recognized upon the sale of our tobacco processing facility located in Araranguá, Brazil.

Income tax (benefit) expense decreased $19.7 million, or 127.1%, to a benefit of $4.2 million for the six months ended September 30, 2026 from an expense of $15.5 million for the six months ended September 30, 2025. This decrease was primarily attributable to favorable foreign currency impacts recognized in the current period, and a decrease in the expense associated with unrecognized tax benefits. See "Note 4. Income Taxes" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

The following summarizes our total borrowing capacity at September 30, 2026 and 2025 under our short-term and long-term credit lines and letter of credit facilities and the remaining available amount after the reduction for outstanding borrowings and amounts reserved for outstanding letters of credit:

	September 30, 2026		September 30, 2025
(in millions)	Total Borrowing Capacity	Remaining Amount Available	Total Borrowing Capacity	Remaining Amount Available
Senior secured credit facility:
ABL Credit Facility(1)	$150.0	$150.0	$150.0	$150.0
Foreign seasonal lines of credit	1,204.3	318.0	1,067.4	162.8
Letters of credit	9.5	0.3	12.3	3.3
Total	$1,363.8	$468.3	$1,229.7	$316.1

(1) The borrowing capacity and related amount available is subject to certain borrowing base limitations.

The total borrowing capacity of our foreign seasonal lines of credit increased $136.9 million and the remaining amount available also increased by $155.2 million when compared to the prior year. Our foreign seasonal lines of credit are utilized to purchase green tobacco in our sourcing origins and provide us with purchasing flexibility. Lower purchased volumes of green tobacco, and which were purchased at lower prices have resulted in lower borrowings and a corresponding increase in the remaining amount available for borrowing under our foreign seasonal lines of credit, which remaining availability is subject to limitations based on the level of receivables and inventories as collateral and by certain restrictive covenants.

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

(in millions)	September 30, 2026	September 30, 2025	March 31, 2026
Notes payable	$890.8	$908.0	$477.1
Long-term debt(1)	456.3	455.3	455.8
Total debt liabilities	$1,347.1	$1,363.3	$932.9
Less: Cash and cash equivalents	96.6	99.2	134.3
Net debt	$1,250.5	$1,264.1	$798.6

(1) Long-term debt includes outstanding indebtedness under the ABL Credit Facility. There were no outstanding amounts under the ABL Credit Facility as of each period-end shown. Weighted average borrowings outstanding under the ABL Credit Facility were $27.0 million and $34.5 million for the three and six months ended September 30, 2026, respectively. Weighted average borrowings outstanding under the ABL Credit Facility were $35.1 million and $46.3 million for the three and six months ended September 30, 2025, respectively.

Net debt decreased as of September 30, 2026 when compared to September 30, 2025 primarily from reduced borrowings on our foreign seasonal lines of credit due to fewer kilos purchased and at lower green tobacco prices in Africa.

Working Capital
The following summarizes our working capital:

(in millions except for current ratio)	September 30, 2026	September 30, 2025	March 31, 2026
Cash, cash equivalents, and restricted cash	$101.3	$106.4	$137.7
Trade and other receivables, net	293.7	214.2	264.9
Inventories and advances to tobacco suppliers, net	1,179.7	1,221.7	854.3
Recoverable income taxes	23.0	13.1	2.9
Prepaid expenses and other current assets	75.9	71.4	70.8
Total current assets*	$1,673.6	$1,626.9	$1,330.5

Notes payable	$890.8	$908.0	$477.1
Accounts payable	127.8	134.2	146.8
Advances from customers	115.8	82.3	175.0
Accrued expenses and other current liabilities	121.0	109.2	114.8
Income taxes payable	22.3	12.4	9.1
Operating leases payable	10.2	9.1	9.9
Total current liabilities*	$1,287.9	$1,255.3	$932.8

Current ratio	1.3 to 1	1.3 to 1	1.4 to 1
Working capital	$385.7	$371.6	$397.7
* Amounts may not equal column totals due to rounding.

Working capital increased $14.1 million, or 3.8%, from September 30, 2025 to September 30, 2026. The increase was due to higher trade receivables resulting from the timing of sales and customer collections near period-end, as well as reduced borrowings under our foreign seasonal lines of credit in Africa that were used to procure fewer kilos of green tobacco and at lower costs. These factors were partially offset by higher customer advances associated with our obligation to ship tobacco to certain customers at a future date.

Inventories
The following summarizes inventory committed to a customer and uncommitted inventory balances for processed tobacco:

(in millions)	September 30, 2026	September 30, 2025	March 31, 2026
Committed	$737.5	$691.5	$462.2
Uncommitted	42.4	19.5	45.2
Total processed tobacco	$779.9	$711.0	$507.4

Total processed tobacco increased by $68.9 million, or 9.7%, from September 30, 2025 to September 30, 2026. This increase is primarily from larger carry-over crop volumes in Africa. The percentage of uncommitted processed tobacco at September 30, 2026 was 5.4%, compared to 2.7% at the same time a year ago, reflecting large crops across origins in the Southern Hemisphere over the past two crop cycles. See "Note 7. Inventories, Net" to the "Notes to Condensed Consolidated Financial Statements" for additional information.

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

As of September 30, 2026, our cash, cash equivalents, and restricted cash was $101.3 million, of which approximately $77.4 million was held in foreign jurisdictions for working capital needs, a majority of which is subject to exchange controls and a portion of which is subject to tax consequences upon repatriation, which could limit our ability to fully repatriate these funds. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may have an impact on our working capital requirements. We will continue to monitor and hedge foreign currency costs, as needed.

The following summarizes the sources and uses of our cash flows:

	Six Months Ended
	September 30,
(in millions)	2026	2025
Net loss	$(3.0)	$(16.2)
Trade and other receivables	(100.7)	(111.1)
Inventories and advances to tobacco suppliers	(325.5)	(428.0)
Payables and accrued expenses	(11.6)	15.2
Advances from customers	(52.2)	(54.3)
Other	(8.7)	13.5
Net cash used in operating activities	$(501.7)	$(580.9)
Collections from beneficial interests in securitized trade receivables	69.8	108.8
Other	(11.9)	(7.0)
Net cash provided by investing activities	$57.9	$101.8
Net proceeds from short-term borrowings	417.0	506.0
Other	(7.8)	(3.5)
Net cash provided by financing activities	$409.2	$502.5
Effect of exchange rate changes on cash	(1.8)	(2.4)
(Decrease) increase in cash, cash equivalents, and restricted cash*	$(36.4)	$20.9
* Amounts may not equal column totals due to rounding.

The change in cash, cash equivalents, and restricted cash for the six months ended September 30, 2026 compared to the six months ended September 30, 2025 decreased by $57.3 million due to reduced borrowings on our foreign seasonal lines of credit in Africa that were used to purchase fewer kilos and at lower green tobacco prices, and lower cash collections from beneficial interests in securitized trade receivables, corresponding to lower sales over the same comparable period. Cash used in operating activities partially offset these decreases as a result of the lower average costs to purchase green tobacco in our Southern Hemisphere origins.

Planned Capital Expenditures
Capital spend for fiscal year 2027 includes strategic projects to drive long-term efficiencies and cost optimization at our largest operations in Africa and South America. Capital expenditures are also planned for the routine replacement of machinery and equipment, and investments in other such assets to enhance our operational effectiveness and to support our ongoing sustainability efforts. For the six months ended September 30, 2026, we incurred approximately $11.8 million in capital expenditures, and are expecting to incur an additional $26.1 million for the remainder of the fiscal year ending March 31, 2027.

Pension and Postretirement Health and Life Insurance Benefits
The following summarizes cash contributions to pension and postretirement health and life insurance benefits:

Six Months Ended
(in millions)	September 30, 2026
Contributions made during the period	$2.3
Contributions expected for the remainder of the fiscal year	2.2
Total	$4.5

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2026.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended September 30, 2026.

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

No cash dividends on shares of common stock of Pyxus International, Inc. were paid to shareholders during the six months ended September 30, 2026. As of September 30, 2026, the payment of such dividends is restricted under the terms of our debt agreements.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Award Agreement (2026) (filed herewith)
10.2	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2026) (filed herewith)
10.3	Form of Performance-based Stock Unit Award Agreement (2026) (filed herewith)
10.4	Form of Cash Compensation Agreement for Non-Employee Directors in Lieu of Restricted Stock Unit Award (2026) (filed herewith)
10.5	Pyxus International, Inc. Amended and Restated 2020 Incentive Plan (filed herewith)*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*We are re-filing the Pyxus International, Inc. Amended and Restated 2020 Incentive Plan to correct a typographical error included in such document as included as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2025 and to conform to such document as included as Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on July 9, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pyxus International, Inc.

Date: November 5, 2026	/s/ Christopher G. Meredith
Christopher G. Meredith
Corporate Controller
(Principal Accounting Officer)